Form 10-Q
period 1994-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 1994-05-13
CIK 74145

                                FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        (Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1994

                                 OR

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

                          101 North Robinson
                            P. O. Box 321
                 Oklahoma City, Oklahoma  73101-0321
              (Address of principal executive offices)
                              (Zip Code)

                             405-272-3000
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X     No
                   -----
     There were 40,346,477 Shares of Common Stock, par value $2.50 per share, outstanding as of April 29, 1994.

                          OKLAHOMA GAS AND ELECTRIC COMPANY

                            PART I.  FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                                                          3 Months Ended
                                                             March 31
                                                       1994            1993
                                                     --------        --------
                                                      (dollars in thousands
                                                      except per share data)
OPERATING REVENUES:
  Electric utility  . . . . . . . . . . . . . .      $238,864        $264,065
  Non-utility subsidiary  . . . . . . . . . . .        45,120          39,357
                                                     --------        --------
   Total operating revenues . . . . . . . . . .       283,984         303,422
                                                     --------        --------
OPERATING EXPENSES:
  Fuel  . . . . . . . . . . . . . . . . . . . .        62,217          83,368
  Purchased Power . . . . . . . . . . . . . . .        54,960          53,956
  Gas purchased for resale  . . . . . . . . . .        37,312          30,926
  Other operation . . . . . . . . . . . . . . .        49,239          48,796
  Maintenance . . . . . . . . . . . . . . . . .        18,061          16,883
  Depreciation and amortization . . . . . . . .        30,660          29,233
  Current income taxes  . . . . . . . . . . . .       (15,585)          1,843
  Deferred income taxes, net  . . . . . . . . .        16,729           3,217
  Deferred investment tax credits, net  . . . .        (1,287)         (1,287)
  Taxes other than income . . . . . . . . . . .        10,994          11,266
                                                     --------        --------
   Total operating expenses . . . . . . . . . .       263,300         278,201
                                                     --------        --------
OPERATING INCOME  . . . . . . . . . . . . . . .        20,684          25,221
                                                     --------        --------
OTHER INCOME AND DEDUCTIONS:
  Interest income . . . . . . . . . . . . . . .           327             186
  Other . . . . . . . . . . . . . . . . . . . .          (587)           (341)
                                                     --------        --------
   Net other income and deductions  . . . . . .          (260)           (155)
                                                     --------        --------
INTEREST CHARGES:
  Interest on long-term debt  . . . . . . . . .        17,583          17,704
  Allowance for borrowed funds used
   during construction  . . . . . . . . . . . .          (209)           (187)
  Other . . . . . . . . . . . . . . . . . . . .         1,550             859
                                                     --------        --------
   Total interest charges, net  . . . . . . . .        18,924          18,376
                                                     --------        --------
NET INCOME  . . . . . . . . . . . . . . . . . .         1,500           6,690

PREFERRED DIVIDEND REQUIREMENTS . . . . . . . .           579             579
                                                     --------        --------
EARNINGS AVAILABLE FOR COMMON . . . . . . . . .      $    921        $  6,111
                                                     ========        ========
AVERAGE COMMON SHARES OUTSTANDING (thousands) .        40,346          40,328

EARNINGS PER AVERAGE COMMON SHARE . . . . . . .      $    .02        $    .15
                                                     ========        ========
DIVIDENDS DECLARED PER SHARE  . . . . . . . . .      $   0.665       $   0.665

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   March 31       December 31
                                                     1994            1993
                                                  ----------      ----------
                                                    (dollars in thousands)
   ASSETS
   PROPERTY, PLANT AND EQUIPMENT:
     In service  . . . . . . . . . . . . . . .    $3,684,289      $3,656,113
     Construction work in progress . . . . . .        30,388          33,970
                                                  ----------      ----------
       Total property, plant and equipment . .     3,714,677       3,690,083
         Less accumulated depreciation . . . .     1,398,950       1,370,227
                                                  ----------      ----------
     Net property, plant and equipment . . . .     2,315,727       2,319,856
                                                  ----------      ----------
   OTHER PROPERTY AND INVESTMENTS, at cost . .         7,128           6,920
                                                  ----------      ----------

   CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . .         6,182           6,593
     Accounts receivable-customers, net  . . .        77,566         126,997
     Accrued unbilled revenues . . . . . . . .        32,800          45,100
     Accounts receivable-other . . . . . . . .         6,308           6,269
     Fuel inventories, at LIFO cost  . . . . .        34,776          27,127
     Materials and supplies, at average cost .        27,932          26,813
     Prepayments and other . . . . . . . . . .        48,259          28,648
     Accumulated deferred tax assets . . . . .         9,494          24,088
                                                  ----------      ----------
       Total current assets  . . . . . . . . .       243,317         291,635
                                                  ----------      ----------
   DEFERRED CHARGES:
     Advance payments for gas  . . . . . . . .        21,165          21,165
     Income taxes recoverable through
       future rates  . . . . . . . . . . . . .        47,445          47,593
     Other . . . . . . . . . . . . . . . . . .        53,510          44,255
                                                  ----------      ----------
       Total deferred charges  . . . . . . . .       122,120         113,013
                                                  ----------      ----------
   TOTAL ASSETS  . . . . . . . . . . . . . . .    $2,688,292      $2,731,424
                                                  ==========      ==========
   CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
     Common stock and retained earnings  . . .    $1,094,274      $1,120,183
     Cumulative preferred stock  . . . . . . .        49,973          49,973
     Treasury stock  . . . . . . . . . . . . .      (213,379)       (213,379)
     Long-term debt  . . . . . . . . . . . . .       813,399         838,660
                                                  ----------      ----------
       Total capitalization  . . . . . . . . .     1,744,267       1,795,437
                                                  ----------      ----------
   CURRENT LIABILITIES:
     Short-term debt . . . . . . . . . . . . .       111,450          47,000
     Accounts payable  . . . . . . . . . . . .        77,215         100,285
     Dividends payable . . . . . . . . . . . .        27,410          27,410
     Customers' deposits . . . . . . . . . . .        19,597          19,353
     Accrued taxes . . . . . . . . . . . . . .        11,060          24,717
     Accrued interest  . . . . . . . . . . . .        15,263          26,712
     Long-term debt due within one year  . . .        25,350             350
     Provision for rate refund . . . . . . . .         2,673          39,117
     Other . . . . . . . . . . . . . . . . . .        50,512          48,666
                                                  ----------      ----------
       Total current liabilities . . . . . . .       340,530         333,610
                                                  ----------      ----------
   DEFERRED CREDITS AND OTHER
   LIABILITIES:
     Accrued pension and benefit obligation  .        20,239          16,210
     Accumulated deferred income taxes . . . .       485,692         484,003
     Accumulated deferred investment
      tax credits  . . . . . . . . . . . . . .        92,190          93,478
     Other . . . . . . . . . . . . . . . . . .         5,374           8,686
                                                  ----------      ----------
       Total deferred credits and other
        liabilities  . . . . . . . . . . . . .       603,495         602,377
                                                  ----------      ----------
   COMMITMENTS AND CONTINGENCIES . . . . . . .           -               -
                                                  ----------      ----------
   TOTAL CAPITALIZATION AND LIABILITIES  . . .    $2,688,292      $2,731,424
                                                  ==========      ==========

   The accompanying Notes to Consolidated Financial Statements are an integral part hereof.


                                     CONSOLIDATED STATEMENTS OF
                                            CASH FLOWS
                                            (Unaudited)
                                                                    3 Months Ended
                                                                       March 31
                                                                  1994         1993
                                                                --------     --------
                                                                (dollars in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income  . . . . . . . . . . . . . . . . . . . . .      $  1,500     $  6,690
     Adjustments to Reconcile Net Income to Net Cash
      Provided From (Used In) Operating Activities:
       Depreciation and amortization . . . . . . . . . . .        30,660       29,233
       Deferred income taxes and investment tax
        credits, net . . . . . . . . . . . . . . . . . . .        15,442        1,929
       Provision for rate refund . . . . . . . . . . . . .         2,200          -
       Change in Certain Current Assets and Liabilities:
         Accounts receivable - customers . . . . . . . . .        49,431        4,447
         Accrued unbilled revenues . . . . . . . . . . . .        12,300        3,300
         Fuel, materials and supplies inventories  . . . .        (8,768)      (3,220)
         Accumulated deferred tax assets . . . . . . . . .        14,594          -
         Other current assets  . . . . . . . . . . . . . .       (19,650)         415
         Accounts payable  . . . . . . . . . . . . . . . .       (24,732)     (13,311)
         Accrued taxes . . . . . . . . . . . . . . . . . .       (13,657)     (10,083)
         Accrued interest  . . . . . . . . . . . . . . . .       (11,449)     (11,787)
         Accumulated provision for rate refund . . . . . .       (36,444)         -
         Other current liabilities . . . . . . . . . . . .         2,090       (1,174)
       Other operating activities  . . . . . . . . . . . .       (24,808)       2,035
                                                                --------     --------
           Net cash (used in) provided from
             operating activities  . . . . . . . . . . . .       (11,291)       8,474
                                                                --------     --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures  . . . . . . . . . . . . . . .       (25,811)     (26,174)
                                                                --------     --------
           Net cash used in investing activities . . . . .       (25,811)     (26,174)
                                                                --------     --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Retirement of long-term debt  . . . . . . . . . . .          (350)     (15,300)
       Short-term debt, net  . . . . . . . . . . . . . . .        64,450       53,700
       Cash dividends declared on preferred stock  . . . .          (579)        (579)
       Cash dividends declared on common stock . . . . . .       (26,830)     (26,818)
                                                                --------     --------
           Net cash provided from financing activities . .        36,691       11,003
                                                                --------     --------
   NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . .          (411)      (6,697)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . .         6,593       11,316

   CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . .      $  6,182     $  4,619
                                                                ========     ========

- - --------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash Paid During the Period for:
       Interest (net of amount capitalized)  . . . . . . .      $ 29,316     $ 28,974
       Income taxes  . . . . . . . . . . . . . . . . . . .      $  3,550     $  4,600
- - --------------------------------------------------------------------------------------

   DISCLOSURE OF ACCOUNTING POLICY:
     For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  These investments are carried at cost which approximates market.

   The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



   1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company and its subsidiaries as of March 31, 1994, and December 31, 1993, and the results of operations and the changes in cash flows for the periods ended March 31, 1994, and March 31, 1993, have been included and are of a normal recurring nature (excluding a $2.2 million provision for rate refund recorded in 1994 - see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

        The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1993.

   2. On January 1, 1994, Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," became effective. These requirements do not have a material impact on the Company's consolidated financial position or results of operations.

   Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   OVERVIEW

        The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 1994 (the "current period"), and the financial position as of March 31, 1994, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-owned non-utility subsidiary, Enogex Inc. and its subsidiaries ("Enogex") (collectively, the "Company"). Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

        As reported in the Company's Form 10-K for the year ended December 31, 1993, the Oklahoma Corporation Commission ("Oklahoma Commission") issued an order on February 25, 1994 directing OG&E to reduce its electric rates to its Oklahoma retail customers prospectively by approximately $14 million annually (based on a test year ended June 30, 1991) and to refund approximately $41.3 million. The $14 million annual reduction in rates is expected to lower OG&E's rates to its Oklahoma customers by approximately $17 million in 1994. With respect to the $41.3 million refund, $2.2 million (including interest) was recorded in the current period, while the remaining impact of the rate refund was reflected in prior periods. The majority of the $41.3 million was refunded to customers in March 1994.

        Enogex transports natural gas to OG&E for use at its gas-fired generating units and performs related gas gathering activities for OG&E. The entire $41.3 million refund related to the Oklahoma Commission's disallowance of a portion of the fees paid by OG&E to Enogex for such services in the past. Of the approximately $17 million annual rate reduction, approximately $9.9 million reflects the Oklahoma Commission's reduction of the amount to be recovered by OG&E from its Oklahoma customers for the future performance of such services by Enogex.

        Due to the rate order and the ever-increasing competition in the utility industry, OG&E announced in March 1994 that it had commenced a complete review and redesign of its operations that could result in downsizing or other cost-cutting measures. OG&E also froze salaries and hiring in February. These actions are expected to offset some of the impact of the recent rate order and to make OG&E more competitive in the years ahead.

        On April 28, 1994, OG&E's Board of Directors approved a voluntary early retirement package for employees and a proposed organizational change, effective July 31 and August 1, respectively. The early retirement program will be offered only to OG&E members who are at least 50 years old and have five or more years of service as of July 31, 1994. The impact of the early retirement costs on this year's earnings have not yet been determined, but savings from labor and associated benefit costs will be realized in the future and are expected to offset the cost of the early retirement program. See Item 5 "Other Information," for further discussion of the organizational change.

   REVENUES

        Total operating revenues decreased $19.4 million or 6.4 percent during the current period. Kilowatt-hour sales to OG&E customers ("system sales") were slightly higher, but revenues from system sales were lower due to the recovery of lower fuel costs and the impact of the Oklahoma Commission's order. The order required a $1.6 million refund (excluding interest) and a reduction in electric rates, including reduced recoveries of gas transmission fees paid by OG&E to Enogex (see related discussion in "Overview"). The decrease in utility revenues was partially offset by increased Enogex revenues due to higher prices on natural gas sales to third parties.

        System sales  increased by 1.8  percent which was offset  by a
   31.7 percent decrease in sales to other utilities; causing total kilowatt-hour sales to be down by 1.6 percent. However, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales.

   EXPENSES

        Total operating expenses decreased $14.9 million or 5.4 percent primarily due to reduced fuel expense, which was partially offset by the increased price Enogex paid for gas purchased for resale to third parties. The decrease in operating expenses, which included a slight decrease in income taxes, was also partially offset by slight increases in other operating, maintenance and depreciation expenses.

        The decrease  in fuel  expense reflects  lower prices  due  to renegotiated coal and transportation contracts and lower natural gas usage. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Commission, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). As indicated above, Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The Oklahoma Commission, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. As indicated above, the Oklahoma Commission in its rate order of February 25, 1994, disallowed $41.3 million previously recovered by OG&E through its fuel adjustment clause for amounts Enogex has charged OG&E for transporting natural gas to OG&E's generating stations and reduced OG&E's future recovery of such charges by approximately $9.9 million annually.

        Enogex's gas purchased  for resale  increased $6.4 million  or
   20.6 percent, due to higher gas prices.

        Increases in other operation and maintenance were primarily due to miscellaneous Enogex expenses and power plant overhauls. Depreciation and amortization increased primarily due to higher levels of depreciable plant. Income taxes in the current period decreased primarily due to lower pre-tax earnings.

        The increase in other interest expense includes $0.6 million related to the 1994 portion of the rate refund.

        As compared to 1993, OG&E will realize decreases in certain operating expenses due to: increased use of coal as boiler fuel; renegotiated coal and transportation contracts; utilizing a new gas storage facility; and reduced labor costs resulting from the early retirement program. However, these decreases will be partially offset by certain other operating expenses associated with the early retirement program and other redesign costs.

   EARNINGS

        Net income decreased $5.2 million or 77.6 percent during the current period. Of the decrease, $2.9 million can be attributed to lower Enogex earnings which resulted primarily from reduced gas transmission fees from OG&E. The resulting decrease in earnings per share reflects the effects of the revenue and expense items as discussed above.


   LIQUIDITY AND CAPITAL REQUIREMENTS

        The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1994. Short-term borrowings will continue to be used to meet temporary cash requirements.

        Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 "Legal Proceedings" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 9 and 10 of Notes to Consolidated Financial Statements in the Company's 1993 Form 10-K.

                         PART II. OTHER INFORMATION

    Item 1  LEGAL PROCEEDINGS

        Reference is made to Item 3 of the Company's 1993 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below, there are no new significant cases to report against Oklahoma Gas and Electric Company or its subsidiary, Enogex Inc., and there have been no significant changes in the previously reported proceedings.

        Reference is made to paragraph No. 3 under Item 3 "Legal Proceedings" of the Company's 1993 Form 10-K regarding OG&E as a Potentially Responsible Party in an Environmental Protection Agency administrative action involving the facility in Holden, Missouri, of Martha C. Rose Chemicals, Inc. A settlement agreement has been executed between OG&E and its primary liability insurer. Management still believes that further costs, if any, required for cleanup of this site will not have a material adverse effect on OG&E's financial position or its results of operations.


   Item 5  OTHER INFORMATION

        On April 28, 1994, OG&E's Board of Directors approved a proposed organizational change that will take effect on August 1. The change places all company activities into seven operational and administrative groups headquartered in Oklahoma City.

        Officers named to lead the newly structured organization are James G. Harlow Jr., Chairman, President and CEO; Patrick J. Ryan, Vice Chairman; Al M. Strecker, Senior Vice President of Finance and Administration; Steven E. Moore, Senior Vice President of Law and Public Affairs; Melvin D. Bowen Jr., Vice President of Power Delivery; Jack T. Coffman, Vice President of Power Supply; Mike G. Davis, Vice President of Marketing and Customer Service; Irma B. Elliott, Corporate Secretary; and Jim O. Edwards Jr., President of Enogex.

        This new organizational structure is designed to shape OG&E along clearer lines of responsibility and enable the Company to respond more quickly to future competitive challenges.


   Item 6  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits - None.

       (b) Reports on Form 8-K.

        A Form 8-K Current Report under Item 5, dated February 28, 1994, reported on the rate order issued by the Oklahoma Corporation Commission.

        A Form 8-K Current Report under Item 5, dated April 29, 1994, reported on results of a special Board of Directors meeting held on April 28, 1994.

                               SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          OKLAHOMA GAS AND ELECTRIC COMPANY
                                     (Registrant)


                          By     /s/ B G Bunce
                             -----------------------------
                                     B G Bunce
                                SENIOR VICE PRESIDENT
                             ACCOUNTING AND ADMINISTRATION

                          (On behalf of the registrant and in
                        his capacity as Chief Accounting Officer)





   May 13, 1994