Form 10-Q
period 1994-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 1994-08-12
CIK 74145

                                FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        (Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1994

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

               Yes   X     No
                   -----
     There were 40,346,477 Shares of Common Stock, par value $2.50 per share, outstanding as of July 29, 1994.

                             OKLAHOMA GAS AND ELECTRIC COMPANY

                                 PART I.  FINANCIAL INFORMATION

          Item 1  FINANCIAL STATEMENTS

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                                  3 Months Ended       6 Months Ended
                                                    June 30               June 30
                                                 1994      1993       1994      1993
                                               --------  --------   --------  --------
                                            (dollars in thousands except per share data)
          OPERATING REVENUES:
            Electric utility  . . . . . . . .  $304,633  $302,426   $543,497  $566,491
            Non-utility subsidiary  . . . . .    41,990    39,373     87,110    78,730
                                               --------  --------   --------  --------
             Total operating revenues . . . .   346,623   341,799    630,607   645,221
                                               --------  --------   --------  --------
          OPERATING EXPENSES:
            Fuel  . . . . . . . . . . . . . .    66,608    90,134    128,825   173,502
            Purchased power . . . . . . . . .    58,590    55,245    113,550   109,201
            Gas purchased for resale  . . . .    30,752    34,544     68,064    65,470
            Other operation . . . . . . . . .    60,354    47,974    109,593    96,770
            Maintenance . . . . . . . . . . .    19,187    21,952     37,248    38,835
            Depreciation and amortization . .    31,105    29,523     61,766    58,756
            Current income taxes  . . . . . .    20,463    10,272      4,878    12,115
            Deferred income taxes, net  . . .      (809)    2,572     15,920     5,789
            Deferred investment tax credits,
             net  . . . . . . . . . . . . . .    (1,287)   (1,287)    (2,575)   (2,575)
            Taxes other than income . . . . .    11,233    11,413     22,227    22,680
                                               --------  --------   --------  --------
             Total operating expenses . . . .   296,196   302,342    559,496   580,543
                                               --------  --------   --------  --------
          OPERATING INCOME  . . . . . . . . .    50,427    39,457     71,111    64,678
                                               --------  --------   --------  --------
          OTHER INCOME AND DEDUCTIONS:
            Interest income . . . . . . . . .     1,098       439      1,426       625
            Other . . . . . . . . . . . . . .    (1,108)     (768)    (1,695)   (1,109)
                                               --------  --------   --------  --------
             Net other income and deductions.       (10)     (329)      (269)     (484)
                                               --------  --------   --------  --------
          INTEREST CHARGES:
            Interest on long-term debt  . . .    17,578    17,595     35,162    35,300
            Allowance for borrowed funds used
             during construction  . . . . . .      (198)      (82)      (407)     (270)
            Other . . . . . . . . . . . . . .     1,955     1,219      3,505     2,078
                                               --------  --------   --------  --------
             Total interest charges, net  . .    19,335    18,732     38,260    37,108
                                               --------  --------   --------  --------
          NET INCOME  . . . . . . . . . . . .    31,082    20,396     32,582    27,086

          PREFERRED DIVIDEND REQUIREMENTS . .       579       579      1,158     1,158
                                               --------  --------   --------  --------
          EARNINGS AVAILABLE FOR COMMON . . .  $ 30,503  $ 19,817   $ 31,424  $ 25,928
                                               ========  ========   ========  ========
          AVERAGE COMMON SHARES OUTSTANDING
            (thousands) . . . . . . . . . . .    40,346    40,328     40,346    40,328

          EARNINGS PER AVERAGE COMMON SHARE .  $    .76  $    .49   $    .78  $    .64
                                               ========  ========   ========  ========
          DIVIDENDS DECLARED PER SHARE  . . .  $   0.665 $   0.665  $   1.33  $   1.33

          The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                   June 30       December 31
                                                     1994            1993
                                                  ----------      ----------
                                                    (dollars in thousands)
   ASSETS
   PROPERTY, PLANT AND EQUIPMENT:
     In service  . . . . . . . . . . . . . . .    $3,702,403      $3,656,113
     Construction work in progress . . . . . .        42,099          33,970
                                                  ----------      ----------

       Total property, plant and equipment . .     3,744,502       3,690,083
         Less accumulated depreciation . . . .     1,426,896       1,370,227
                                                  ----------      ----------
     Net property, plant and equipment . . . .     2,317,606       2,319,856
                                                  ----------      ----------
   OTHER PROPERTY AND INVESTMENTS, at cost . .         7,157           6,920
                                                  ----------      ----------

   CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . .         3,005           6,593
     Accounts receivable-customers, net  . . .       133,072         126,997
     Accrued unbilled revenues . . . . . . . .        64,100          45,100
     Accounts receivable-other . . . . . . . .         6,955           6,269
     Fuel inventories, at LIFO cost  . . . . .        41,458          27,127
     Materials and supplies, at average cost .        27,259          26,813
     Prepayments and other . . . . . . . . . .        36,110          28,648
     Accumulated deferred tax assets . . . . .        12,258          24,088
                                                  ----------      ----------
       Total current assets  . . . . . . . . .       324,217         291,635
                                                  ----------      ----------
   DEFERRED CHARGES:
     Advance payments for gas  . . . . . . . .        20,567          21,165
     Income taxes recoverable through
       future rates  . . . . . . . . . . . . .        47,379          47,593
     Other . . . . . . . . . . . . . . . . . .        47,400          44,255
                                                  ----------      ----------
       Total deferred charges  . . . . . . . .       115,346         113,013
                                                  ----------      ----------
   TOTAL ASSETS  . . . . . . . . . . . . . . .    $2,764,326      $2,731,424
                                                  ==========      ==========
   CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
     Common stock and retained earnings  . . .    $1,097,946      $1,120,183
     Cumulative preferred stock  . . . . . . .        49,973          49,973
     Treasury stock  . . . . . . . . . . . . .      (213,379)       (213,379)
     Long-term debt  . . . . . . . . . . . . .       813,489         838,660
                                                  ----------      ----------
       Total capitalization  . . . . . . . . .     1,748,029       1,795,437
                                                  ----------      ----------

   CURRENT LIABILITIES:
     Short-term debt . . . . . . . . . . . . .       163,750          47,000
     Accounts payable  . . . . . . . . . . . .        74,522         100,285
     Dividends payable . . . . . . . . . . . .        27,410          27,410
     Customers' deposits . . . . . . . . . . .        20,241          19,353
     Accrued taxes . . . . . . . . . . . . . .        21,987          24,717
     Accrued interest  . . . . . . . . . . . .        26,342          26,712
     Long-term debt due within one year  . . .        25,350             350
     Provision for rate refund . . . . . . . .         1,024          39,117
     Other . . . . . . . . . . . . . . . . . .        45,407          48,666
                                                  ----------      ----------
       Total current liabilities . . . . . . .       406,033         333,610
                                                  ----------      ----------

   DEFERRED CREDITS AND OTHER
   LIABILITIES:
     Accrued pension and benefit obligation  .        23,016          16,210
     Accumulated deferred income taxes . . . .       487,244         484,003
     Accumulated deferred investment
      tax credits  . . . . . . . . . . . . . .        90,903          93,478
     Other . . . . . . . . . . . . . . . . . .         9,101           8,686
                                                  ----------      ----------
       Total deferred credits and other
        liabilities  . . . . . . . . . . . . .       610,264         602,377
                                                  ----------      ----------
   COMMITMENTS AND CONTINGENCIES . . . . . . .           -               -

                                                  ----------      ----------
   TOTAL CAPITALIZATION AND LIABILITIES  . . .    $2,764,326      $2,731,424
                                                  ==========      ==========

   The accompanying Notes to Consolidated Financial Statements are an integral part hereof.



                                          CONSOLIDATED STATEMENTS OF
                                                  CASH FLOWS
                                                 (Unaudited)
                                                                    6 Months Ended
                                                                       June 30
                                                                  1994         1993
                                                                --------     --------
                                                                (dollars in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income  . . . . . . . . . . . . . . . . . . . . .      $ 32,582     $ 27,086
     Adjustments to Reconcile Net Income to Net Cash
      Provided From (Used In) Operating Activities:
       Depreciation and amortization . . . . . . . . . . .        61,766       58,756
       Deferred income taxes and investment tax
        credits, net . . . . . . . . . . . . . . . . . . .        13,345        3,214
       Provision for rate refund . . . . . . . . . . . . .         2,200          -
       Change in Certain Current Assets and Liabilities:
         Accounts receivable - customers . . . . . . . . .        (6,075)     (22,806)
         Accrued unbilled revenues . . . . . . . . . . . .       (19,000)     (14,200)
         Fuel, materials and supplies inventories  . . . .       (14,777)      (1,295)
         Accumulated deferred tax assets . . . . . . . . .        11,830          -
         Other current assets  . . . . . . . . . . . . . .        (8,148)       2,397
         Accounts payable  . . . . . . . . . . . . . . . .       (27,523)     (24,266)
         Accrued taxes . . . . . . . . . . . . . . . . . .        (2,730)      (3,849)
         Accrued interest  . . . . . . . . . . . . . . . .          (370)        (666)
         Accumulated provision for rate refund . . . . . .       (38,093)         -
         Other current liabilities . . . . . . . . . . . .        (2,371)         174
       Other operating activities  . . . . . . . . . . . .         4,665        7,876
                                                                --------     --------
           Net cash (used in) provided from
             operating activities  . . . . . . . . . . . .         7,301       32,421
                                                                --------     --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures  . . . . . . . . . . . . . . .       (72,470)     (64,876)
                                                                --------     --------
           Net cash used in investing activities . . . . .       (72,470)     (64,876)
                                                                --------     --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Retirement of long-term debt  . . . . . . . . . . .          (350)     (15,300)
       Short-term debt, net  . . . . . . . . . . . . . . .       116,750       96,400
       Cash dividends declared on preferred stock  . . . .        (1,158)      (1,158)
       Cash dividends declared on common stock . . . . . .       (53,661)     (53,636)
                                                                --------     --------
           Net cash provided from financing activities . .        61,581       26,306
                                                                --------     --------
   NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . .        (3,588)      (6,149)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . .         6,593       11,316

   CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . .      $  3,005     $  5,167
                                                                ========     ========

- - - --------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash Paid During the Period for:
       Interest (net of amount capitalized)  . . . . . . .      $ 37,402     $ 36,328
       Income taxes  . . . . . . . . . . . . . . . . . . .      $  7,841     $ 17,000
- - - --------------------------------------------------------------------------------------

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


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


          1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company ("OG&E") and its subsidiaries as of June 30, 1994, and December 31, 1993, and the results of operations and the changes in cash flows for the periods ended June 30, 1994, and June 30, 1993, have been included and are of a normal recurring nature excluding the following:

                 * a $2.2 million provision for rate refund recorded in the first quarter of 1994;
                 * approximately $16 million of non-recurring revenue associated with the lowered fuel component of recently established tariffs in the Oklahoma jurisdiction; and
                 * recognition in June of approximately $8.4 million of SFAS No. 106 expense previously recorded as a regulatory asset (see Note 3 below).

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

          3. The Company adopted provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," beginning January 1, 1993. During 1993, OG&E expensed "pay-as-you-go" postretirement benefits and recorded a deferral for the difference between pay-as-you-go and SFAS No. 106 requirements. The February 25, 1994, Oklahoma Corporation Commission rate order directed OG&E to recover postretirement benefit costs following the pay-as-you-go method and to defer the incremental cost associated with accrual recognition of SFAS No. 106 related costs following a "phase-in" plan. Accordingly, OG&E recorded a regulatory asset for the difference between the amounts using the pay-as-you-go method (adjusted for the phase-in plan) and those required by SFAS No. 106. Due to the February 25, 1994, Oklahoma Corporation Commission's order and the increasing competition in the utility industry, OG&E commenced a complete review and redesign of its operations in March 1994. As a result of the cost-savings anticipated from the redesign and in anticipation of filing an application for a rate reduction in the Oklahoma jurisdiction, OG&E did not expect to file a general rate case in the near future in which recovery of SFAS No. 106 costs previously deferred would be requested. Accordingly, a decision was made in the second quarter to discontinue deferral of the differential and to charge to expense $8.4 million of postretirement benefits that had been recorded as a regulatory asset. Although OG&E continues to believe that it could have recovered these costs in future rate proceedings before the Oklahoma Corporation Commission, OG&E decided to recognize these expenses currently, due to its strategy to reduce its cost-structure which minimizes future revenue requirements. OG&E expects to continue charging to expense the SFAS No. 106 costs annually and to include an annual amount as a component of cost of service in future ratemaking proceedings.


          Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          OVERVIEW

               The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 1994 (respectively, the "current periods"), and the financial position as of June 30, 1994, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-owned non-utility subsidiary, Enogex Inc. and its subsidiaries ("Enogex") (collectively, the "Company"). Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

               As reported in the Company's Form 10-K for the year ended December 31, 1993, the Oklahoma Corporation Commission ("Oklahoma Commission") issued an order on February 25, 1994, directing OG&E to reduce its electric rates to its Oklahoma retail customers prospectively by approximately $14 million annually (based on a test year ended June 30, 1991) and to refund approximately $41.3 million. The $14 million annual reduction in rates is expected to lower OG&E's rates to its Oklahoma customers by approximately $17 million in 1994. With respect to the $41.3 million refund, $2.2 million (including interest) was recorded in the first quarter, while the remaining impact of the rate refund was reflected in prior periods. The majority of the $41.3 million was refunded to customers in March 1994. A refund reserve was established for prior service customers who may request a refund, and as of June 30, 1994, this reserve contained approximately $1 million.

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

               Due to the rate order and the ever-increasing competition in the utility industry, OG&E commenced a complete review and redesign of its operations which resulted in downsizing and other cost-cutting measures. These actions are expected to generate cost-savings which will offset some of the impact of the February rate order and to make OG&E more competitive in the years ahead.

               On April 28, 1994, OG&E's Board of Directors approved a voluntary early retirement package ("VERP") for employees and a proposed organizational change, effective July 31 and August 1, respectively. The VERP was only offered to OG&E employees who were at least 50 years old and had five or more years of service as of July 31, 1994. A total of 739 employees elected to retire at the end of July, at a cost of approximately $58 million. OG&E announced a severance package on August 3, 1994, for eligible employees who do not have a position as of August 19, 1994. Affected employees will be entitled to twelve weeks of pay, plus one and one half additional weeks of pay for each completed year of service. This severance package also includes certain insurance coverage, outplacement services, educational assistance and relocation assistance for a specified period of time. The cost of the severance package is expected to be approximately $5 million.

               In an application filed with the Oklahoma Commission, OG&E has requested to defer the cost of the VERP and severance package which has not been offset with labor savings at the time an order is issued by the Oklahoma Commission. The application requests that the remaining regulatory asset be amortized over 26 months. OG&E recorded the cost of the VERP as a regulatory asset in July 1994. During the remainder of 1994 the regulatory asset to be recovered will be reduced by an amount approximating the operating labor savings resulting from the work force reduction. Assuming the Oklahoma Commission grants OG&E's request on the accounting treatment, the VERP and the severance package will not materially adversely impact the 1994 results of operations. In 1995 and 1996, the labor savings will serve to offset the amortization of the regulatory asset with an accompanying rate reduction of approximately $12 million each year (see
          Part II, Item 1 "Legal Proceedings" and Part II, Item 5 "Other Information" for further information on the matters discussed in this paragraph).

          EARNINGS

               Net income increased $10.7 million or 52.4 percent and $5.5 million or 20.3 percent during the current periods. The three-month increase included $0.5 million from Enogex, but the six-month increase was partially offset by a decrease of $2.3 million in Enogex earnings. The resulting increases in earnings per share reflect the effects of the revenue and expense items discussed below.

          REVENUES

               As a result of implementing the rate order issued by the Oklahoma Commission, the fuel component of OG&E's electric tariffs were lowered to more closely match the current cost of fuel. This resulted in recognition of approximately $16 million of non-recurring revenue in the second quarter. Absent this non-recurring item, total operating revenues decreased $11.2 million or 3.3 percent for the three-month period and $30.6 million or 4.7 percent for the six-month period. These decreases were primarily attributable to lower electric revenues from sales to OG&E customers ("system sales") due to the recovery of lower fuel costs and the impact of the Oklahoma Commission's order. The order required a $1.6 million refund related to the first quarter of 1994, (excluding interest) and a reduction in electric rates, including reduced recoveries of gas transmission fees paid by OG&E to Enogex (see related discussion in "Overview"). These decreases were partially offset by increased kilowatt-hour sales to OG&E customers (system sales), higher Enogex revenues and the recovery of higher purchased power costs.


               Very  hot  weather  in June  and  continued  customer growth produced increases of 9.5 percent and 5.6 percent in system sales for the current periods. The increases in system sales were offset by 89.6 and 60.1 percent decreases in sales to other utilities; causing total kilowatt-hour sales to be almost flat for the current periods. The Company utilized its lowest-cost capacity to generate power for system customers which decreased availability for off-system sales. Sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales.

               Enogex's revenues increased due to increased sales of petroleum products and natural gas.

          EXPENSES

               Total operating expenses decreased $6.1 million or 2.0 percent and $21.0 million or 3.6 percent for the current periods, primarily due to decreases in fuel costs. Decreases in fuel expense reflect lower prices due to renegotiated coal and transportation contracts and lower natural gas usage. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses.

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

               Enogex's  gas purchased for resale decreased $3.8 million or
          11.0 percent in the three-month period due to a drop in the price of natural gas. During the six-month period, however, an increase of $2.6 million or 4.0 percent was recorded due to an increase in gas marketing volumes and increased marketing activities for natural gas liquids.

               Other operation increased $12.4 million or 25.8 percent during the three-month period and $12.8 million or 13.3 percent in the six-month period due to the write-off of SFAS No. 106 costs previously recorded as a regulatory asset (see Note 3 of Notes to Consolidated Financial Statements) and costs related to the corporate redesign efforts. Enogex recorded increases in the current periods due to higher gas processing plant operating costs. These increases were offset slightly by lower uncollectible accounts expense.

               Decreases in maintenance costs for the current periods were due primarily to less power plant overhaul expense in 1994 compared to 1993.

               Current income taxes increased $10.2 million or 99.2 percent in the three-month period. This was due primarily to an increase in taxable income from normal operations. However, $2.9 million of the increase was related to postretirement benefits which are not currently deductible for income tax purposes. In the six-month period, current taxes decreased $7.2 million or 59.7 percent. This decrease resulted from the rate refund ordered by the Oklahoma Commission which reduced current taxes $14.5 million.

               Deferred income taxes,  net, decreased  $3.4 million  during the three-month period. The majority of this decrease ($2.9 million) was related to postretirement benefits which will be deductible in future periods. In the six-month period, deferred income taxes, net, increased $10.1 million. This increase resulted from the rate refund discussed above and was partially offset by the decrease related to postretirement benefits.

               Other interest charges increased $0.7 million and $1.4 million in the current periods due to customer refund related activities.

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

               On August 10, 1994, Enogex redeemed its $90 million in aggregate principal amount of outstanding medium-term notes. This redemption is being financed temporarily by Enogex through the use of short-term bank borrowings.

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

          1. On August 9, 1994, OG&E filed an application with the Oklahoma Corporation Commission requesting approval for:

            * the establishment of a regulatory asset for the workforce reduction implementation costs (to be amortized over 26 months);
            * reducing OG&E's rates for its commercial and industrial customers in Oklahoma, effective January 1, 1995, by approximately $12 million annually. This amount represents the excess of the anticipated labor savings from the workforce reduction over the amortization of the regulatory asset described above; and
            * a tariff rider to OG&E's residential tariffs where those customers will receive 75 percent of Oklahoma jurisdictional profits associated with off-system firm capacity sales of one year or less. Currently, there is not a tariff rider governing such sales.

               OG&E has filed this application seeking to restructure its rates to achieve competitive goals of attracting and retaining certain Oklahoma retail electric customers without adversely affecting OG&E's investors or impacting other customer classes not included in the restructuring of rates.

          2. On July 8, 1994, an employee of OG&E filed a lawsuit in state court against OG&E in connection with OG&E's voluntary early retirement package. The case has been removed to the U.S. District Court in Tulsa, Oklahoma. The lawsuit purports to be a class action and alleges violation of Title VII, ERISA, intentional infliction of emotional distress and other issues. Due to the early stages of this matter, the Company cannot predict its outcome. Yet, at the present time, the Company believes that the lawsuit is without merit and will not result in a material effect on its consolidated financial position or results of operations.


          Item 4  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS

              (a) The Company's Annual Meeting of Shareowners was held on May 19, 1994.

              (b)   Not applicable.

              (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

                    The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                        William E. Durrett - 38,465,660 votes for election and 641,283 votes withheld.

                        Hugh L. Hembree III - 38,516,160 votes for election and 590,783 votes withheld.

                        John F. Snodgrass - 38,493,765 votes for election and 613,178 votes withheld.

              (d)   Not applicable.

          Item 5  OTHER INFORMATION

               On April 28, 1994, OG&E's Board of Directors approved a proposed organizational change which took effect on August 1. The change places all Company activities into seven operational and administrative groups headquartered in Oklahoma City.

               Officers named to lead the newly structured organization are James G. Harlow Jr., Chairman, President and CEO; Patrick J. Ryan, Vice Chairman; Al M. Strecker, Senior Vice President of
          Finance and Administration; Steven E. Moore, Senior Vice President of Law and Public Affairs; Melvin D. Bowen Jr., Vice President of Power Delivery; Jack T. Coffman, Vice President of Power Supply; Mike G. Davis, Vice President of Marketing and Customer Service; Don L. Young, Controller; Irma B. Elliott, Corporate Secretary; and Jim O. Edwards Jr., President of Enogex.

               This new organizational structure is designed to shape OG&E along clearer lines of responsibility and enable the Company to respond more quickly to future competitive challenges.

               Effective  July 29, 1994,  OG&E has a  new trade name.   The
          official name of the Company will remain Oklahoma Gas and Electric Company; however, it will operate under the new trade name "OG&E Electric Services." Studies found that most customers and shareowners already referred to the Company as OG&E. This new name more accurately reflects OG&E's line of business which, in addition to the sales of electricity, includes bill management services, energy management services, product consultation and product financing, among other things.


          Item 6  EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits - None.

              (b)   Reports on Form 8-K.


                        A  Form 8-K  Current Report  under  Item  5,  dated
                    April 29, 1994, reported on results of a special Board of Directors' meeting held on April 28, 1994.

                                    SIGNATURES




               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             OKLAHOMA GAS AND ELECTRIC COMPANY
                                       (Registrant)



                           By       /s/   A M Strecker
                              _______________________________
                                          A M Strecker
                                     SENIOR VICE PRESIDENT
                                  FINANCE AND ADMINISTRATION

                              (On behalf of the registrant and in
                            his capacity as Chief Financial Officer)





          August 12, 1994