Form 10-Q
period 1994-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 1994-11-14
CIK 74145

                                FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        (Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1994

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

               Yes   X     No
                   -----
     There were 40,335,437 Shares of Common Stock, par value $2.50 per share, outstanding as of October 31, 1994.

                             OKLAHOMA GAS AND ELECTRIC COMPANY

                                 PART I.  FINANCIAL INFORMATION

          Item 1  FINANCIAL STATEMENTS

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                                 3 Months Ended        9 Months Ended
                                                  September 30          September 30
                                                 1994      1993       1994        1993
                                               --------  --------  ----------  ----------
                                             (dollars in thousands, except per share data)
          OPERATING REVENUES:
            Electric utility  . . . . . . . .  $411,661  $454,341  $  955,158  $1,020,832
            Non-utility subsidiary  . . . . .    31,512    46,298     118,622     125,028
                                               --------  --------  ----------  ----------
             Total operating revenues . . . .   443,173   500,639   1,073,780   1,145,860
                                               --------  --------  ----------  ----------
          OPERATING EXPENSES:
            Fuel  . . . . . . . . . . . . . .    87,517   120,758     216,342     294,260
            Purchased power . . . . . . . . .    56,420    57,171     169,970     166,372
            Gas purchased for resale  . . . .    20,661    41,335      88,725     106,804
            Other operation . . . . . . . . .    61,656    49,169     171,249     145,940
            Maintenance . . . . . . . . . . .    15,238    19,438      52,486      58,274
            Depreciation and amortization . .    31,900    30,676      93,666      89,432
            Current income taxes  . . . . . .    51,137    57,044      56,015      69,159
            Deferred income taxes, net  . . .     3,042     4,525      18,962      10,314
            Deferred investment tax credits,
             net  . . . . . . . . . . . . . .    (1,287)   (1,287)     (3,862)     (3,862)
            Taxes other than income . . . . .    11,326    10,234      33,553      32,913
                                               --------  --------  ----------  ----------
             Total operating expenses . . . .   337,610   389,063     897,106     969,606
                                               --------  --------  ----------  ----------
          OPERATING INCOME  . . . . . . . . .   105,563   111,576     176,674     176,254
                                               --------  --------  ----------  ----------
          OTHER INCOME AND DEDUCTIONS:
            Interest income . . . . . . . . .       398       205       1,824         830
            Other . . . . . . . . . . . . . .    (1,205)     (975)     (2,900)     (2,084)
                                               --------  --------  ----------  ----------
             Net other income and deductions.      (807)     (770)     (1,076)     (1,254)
                                               --------  --------  ----------  ----------
          INTEREST CHARGES:
            Interest on long-term debt  . . .    17,129    17,595      52,291      52,895
            Allowance for borrowed funds used
             during construction  . . . . . .      (312)     (172)       (719)       (442)
            Other . . . . . . . . . . . . . .     1,688     2,573       5,193       4,651
                                               --------  --------  ----------  ----------
             Total interest charges, net  . .    18,505    19,996      56,765      57,104
                                               --------  --------  ----------  ----------
          NET INCOME  . . . . . . . . . . . .    86,251    90,810     118,833     117,896

          PREFERRED DIVIDEND REQUIREMENTS . .       579       579       1,737       1,737
                                               --------  --------  ----------  ----------
          EARNINGS AVAILABLE FOR COMMON . . .  $ 85,672  $ 90,231  $  117,096  $  116,159
                                               ========  ========  ==========  ==========
          AVERAGE COMMON SHARES OUTSTANDING
            (thousands) . . . . . . . . . . .    40,340    40,328      40,344      40,328

          EARNINGS PER AVERAGE COMMON SHARE .  $   2.12  $   2.24  $     2.90  $     2.88
                                               ========  ========  ==========  ==========
          DIVIDENDS DECLARED PER SHARE  . . .  $   0.665 $   0.665 $     1.995 $     1.995

          The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                 September 30    December 31
                                                     1994            1993
                                                  ----------      ----------
                                                    (dollars in thousands)
   ASSETS
   PROPERTY, PLANT AND EQUIPMENT:
     In service  . . . . . . . . . . . . . . .    $3,741,175      $3,656,113
     Construction work in progress . . . . . .        38,631          33,970
                                                  ----------      ----------

       Total property, plant and equipment . .     3,779,806       3,690,083
         Less accumulated depreciation . . . .     1,455,962       1,370,227
                                                  ----------      ----------
     Net property, plant and equipment . . . .     2,323,844       2,319,856
                                                  ----------      ----------
   OTHER PROPERTY AND INVESTMENTS, at cost . .         7,231           6,920
                                                  ----------      ----------

   CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . .         4,072           6,593
     Accounts receivable-customers, net  . . .       163,507         126,997
     Accrued unbilled revenues . . . . . . . .        51,100          45,100
     Accounts receivable-other . . . . . . . .         7,148           6,269
     Fuel inventories, at LIFO cost  . . . . .        40,622          27,127
     Materials and supplies, at average cost .        28,462          26,813
     Prepayments and other . . . . . . . . . .        39,945          28,648
     Accumulated deferred tax assets . . . . .        10,907          24,088
                                                  ----------      ----------
       Total current assets  . . . . . . . . .       345,763         291,635
                                                  ----------      ----------
   DEFERRED CHARGES:
     Advance payments for gas  . . . . . . . .        20,567          21,165
     Income taxes recoverable through
       future rates  . . . . . . . . . . . . .        47,312          47,593
     Other . . . . . . . . . . . . . . . . . .       105,582          44,255
                                                  ----------      ----------
       Total deferred charges  . . . . . . . .       173,461         113,013
                                                  ----------      ----------
   TOTAL ASSETS  . . . . . . . . . . . . . . .    $2,850,299      $2,731,424
                                                  ==========      ==========
   CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
     Common stock and retained earnings  . . .    $1,156,796      $1,120,183
     Cumulative preferred stock  . . . . . . .        49,973          49,973
     Treasury stock  . . . . . . . . . . . . .      (213,778)       (213,379)
     Long-term debt  . . . . . . . . . . . . .       723,578         838,660
                                                  ----------      ----------
       Total capitalization  . . . . . . . . .     1,716,569       1,795,437
                                                  ----------      ----------

   CURRENT LIABILITIES:
     Short-term debt . . . . . . . . . . . . .       172,250          47,000
     Accounts payable  . . . . . . . . . . . .        68,105         100,285
     Dividends payable . . . . . . . . . . . .        27,402          27,410
     Customers' deposits . . . . . . . . . . .        20,747          19,353
     Accrued taxes . . . . . . . . . . . . . .        80,831          24,717
     Accrued interest  . . . . . . . . . . . .        15,173          26,712
     Long-term debt due within one year  . . .        25,350             350
     Provision for rate refund . . . . . . . .           971          39,117
     Other . . . . . . . . . . . . . . . . . .        47,807          48,666
                                                  ----------      ----------
       Total current liabilities . . . . . . .       458,636         333,610
                                                  ----------      ----------

   DEFERRED CREDITS AND OTHER
   LIABILITIES:
     Accrued pension and benefit obligation  .        84,292          16,210
     Accumulated deferred income taxes . . . .       488,552         484,003
     Accumulated deferred investment
      tax credits  . . . . . . . . . . . . . .        89,615          93,478
     Other . . . . . . . . . . . . . . . . . .        12,635           8,686
                                                  ----------      ----------
       Total deferred credits and other
        liabilities  . . . . . . . . . . . . .       675,094         602,377
                                                  ----------      ----------
   COMMITMENTS AND CONTINGENCIES . . . . . . .           -               -

                                                  ----------      ----------
   TOTAL CAPITALIZATION AND LIABILITIES  . . .    $2,850,299      $2,731,424
                                                  ==========      ==========

   The accompanying Notes to Consolidated Financial Statements are an integral part hereof.



                                          CONSOLIDATED STATEMENTS OF
                                                  CASH FLOWS
                                                 (Unaudited)
                                                                    9 Months Ended
                                                                     September 30
                                                                  1994         1993
                                                                --------     --------
                                                                (dollars in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income  . . . . . . . . . . . . . . . . . . . . .      $118,833     $117,896
     Adjustments to Reconcile Net Income to Net Cash
      Provided From (Used In) Operating Activities:
       Depreciation and amortization . . . . . . . . . . .        93,666       89,432
       Deferred income taxes and investment tax
        credits, net . . . . . . . . . . . . . . . . . . .        15,100        6,452
       Provision for rate refund . . . . . . . . . . . . .         2,200          -
       Change in Certain Current Assets and Liabilities:
         Accounts receivable - customers . . . . . . . . .       (36,510)     (67,192)
         Accrued unbilled revenues . . . . . . . . . . . .       ( 6,000)     (11,000)
         Fuel, materials and supplies inventories  . . . .       (15,144)       9,069
         Accumulated deferred tax assets . . . . . . . . .        13,181          -
         Other current assets  . . . . . . . . . . . . . .       (22,172)       1,723
         Accounts payable  . . . . . . . . . . . . . . . .       (24,214)     (16,952)
         Accrued taxes . . . . . . . . . . . . . . . . . .        56,114       43,829
         Accrued interest  . . . . . . . . . . . . . . . .       (11,539)     (10,936)
         Accumulated provision for rate refund . . . . . .       (38,146)         -
         Other current liabilities . . . . . . . . . . . .           528        5,902
       Other operating activities  . . . . . . . . . . . .        10,385        7,396
                                                                --------     --------
           Net cash (used in) provided from
             operating activities  . . . . . . . . . . . .       156,282      175,619
                                                                --------     --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures  . . . . . . . . . . . . . . .      (111,482)    (103,144)
                                                                --------     --------
           Net cash used in investing activities . . . . .      (111,482)    (103,144)
                                                                --------     --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Retirement of long-term debt  . . . . . . . . . . .       (90,350)     (15,300)
       Short-term debt, net  . . . . . . . . . . . . . . .       125,250       18,400
       Cash dividends declared on preferred stock  . . . .        (1,737)      (1,737)
       Cash dividends declared on common stock . . . . . .       (80,484)     (80,454)
                                                                --------     --------
           Net cash used in financing activities . . . . .       (47,321)     (79,091)
                                                                --------     --------
   NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . .        (2,521)      (6,616)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . .         6,593       11,316

   CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . .      $  4,072     $  4,700
                                                                ========     ========

- --------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash Paid During the Period for:
       Interest (net of amount capitalized)  . . . . . . .      $ 66,615     $ 66,702
       Income taxes  . . . . . . . . . . . . . . . . . . .      $  9,416     $ 33,295
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


                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


          1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company ("OG&E") and its subsidiaries as of September 30, 1994, and December 31, 1993, and the results of operations and the changes in cash flows for the periods ended September 30, 1994, and September 30, 1993, have been included and are of a normal recurring nature excluding the following:

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

          3. The Company adopted provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," beginning January 1, 1993. During 1993, OG&E expensed "pay-as-you-go" postretirement benefits and recorded a deferral for the difference between pay-as-you-go and SFAS No. 106 requirements. The February 25, 1994, Oklahoma Corporation Commission rate order directed OG&E to recover postretirement benefit costs following the pay-as-you-go method and to defer the incremental cost associated with accrual recognition of SFAS No. 106 related costs following a "phase-in" plan. Accordingly, OG&E recorded a regulatory asset for the difference between the amounts using the pay-as-you-go method (adjusted for the phase-in plan) and those required by SFAS No. 106. Due to the February 25, 1994, Oklahoma Corporation Commission's order and the increasing competition in the utility industry, OG&E commenced a complete review and redesign of its operations in March 1994. As a result of the cost-savings anticipated from the redesign and in anticipation of filing an application for a rate reduction in the Oklahoma jurisdiction, OG&E did not expect to file a general rate case in the near future in which recovery of SFAS No. 106 costs previously deferred would be requested. Accordingly, a decision was made in the second quarter to discontinue deferral of the differential and to charge to expense $8.4 million of postretirement benefits that had been recorded as a regulatory asset. Although OG&E continues to believe that it could have recovered these costs in future rate proceedings before the Oklahoma Corporation Commission, OG&E decided to recognize these expenses currently, due to its strategy to reduce its cost-structure which minimizes future revenue requirements. OG&E expects to continue charging to expense the SFAS No. 106 costs and to include an annual amount as a component of cost of service in future ratemaking proceedings.

          Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          OVERVIEW

               The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 1994 (respectively, the "current periods"), and the financial position as of September 30, 1994, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-owned non-utility subsidiary, Enogex Inc. and its subsidiaries ("Enogex") (collectively, the "Company"). Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

               As reported in the Company's Form 10-K for the year ended December 31, 1993, the Oklahoma Corporation Commission ("Oklahoma Commission") issued an order on February 25, 1994, directing OG&E to reduce its electric rates to its Oklahoma retail customers prospectively by approximately $14 million annually (based on a test year ended June 30, 1991) and to refund approximately $41.3 million. The $14 million annual reduction in rates is expected to lower OG&E's rates to its Oklahoma customers by approximately $17 million annually. With respect to the $41.3 million refund, $2.2 million (including interest) was recorded in the first quarter, while the remaining impact of the rate refund was reflected in prior periods. The majority of the $41.3 million was refunded to customers in March 1994. A refund reserve was established for prior-service customers who may request a refund;

          as of September 30, 1994, this reserve contained approximately $1 million.

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

               Due to the rate order and the ever-increasing competition in the utility industry, OG&E commenced a complete review and redesign of its operations. In April 1994, OG&E's Board of Directors approved a proposed organizational change and a
          Voluntary Early Retirement Package ("VERP") for employees. A total of 739 employees elected to retire at the end of July, at a cost of approximately $58 million. In August 1994, OG&E also implemented a severance package for certain employees at an estimated cost of approximately $5 million.

               In the third quarter of 1994, OG&E recorded a regulatory asset for the costs associated with the VERP and severance program. At September 30, 1994, the unamortized cost of the regulatory asset was $59.4 million, which is shown on the Consolidated Balance Sheets as Deferred Charges - Other. In response to an application filed by OG&E on August 9, 1994, the Oklahoma Commission issued an order on October 26, 1994, that permitted the Company to amortize the December 31, 1994, balance of the regulatory asset over 26 months and reduced OG&E's electric rates by approximately $15 million annually, effective January 1995. For 1994, the amortization of the regulatory asset is expected to be offset by the labor savings realized from the workforce reduction and, accordingly, is not expected to impact 1994 results. Similarly, in 1995 and 1996, the labor savings are expected to substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million (see Part II, Item 1 "Legal Proceedings" for further discussion).

          EARNINGS

               Net income decreased $4.6 million or 5.0 percent for the three months ended September 30, 1994, and increased $0.9 million or 0.8 percent during the nine months ended September 30, 1994. The resulting changes in earnings per share reflect the effects of the revenue and expense items discussed below.

          REVENUES

               Total operating revenues decreased $57.5 million or 11.5 percent for the three-month period and $72.1 million or 6.3 percent for the nine-month period. These decreases were primarily attributable to reduced utility revenues from the recovery of lower fuel costs, lower electric sales resulting from unusually mild temperatures during the three months ended September 30, 1994, the impact of the February 25, 1994, Oklahoma Commission's order and reduced revenues at Enogex.

               As a result of the mild weather, kilowatt-hour sales to OG&E customers ("system sales") decreased 2.6 percent in the three-month period. However, for the nine-month period, system sales were still 2.3 percent above the 1993 levels as a result of more extreme temperatures during the six months ended June 30, 1994. Kilowatt-hour sales to other utilities decreased 90.6 percent and
          74.4 percent in the current periods primarily due to the availability of surplus power throughout the region. However, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales.

               Enogex's revenues  decreased $14.8  million or  31.9 percent and $6.4 million or 5.1 percent in the current periods. Decreases in sales volumes and lower natural gas prices more than offset increased sales of natural gas liquids.

          EXPENSES

               Total operating expenses decreased $51.5 million or 13.2 percent and $72.5 million or 7.5 percent for the current periods, primarily due to decreases in fuel costs, which reflect lower prices due to renegotiated coal and transportation contracts and lower natural gas usage. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Commission, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC").

               As indicated above, Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The Oklahoma Commission, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs.

               Enogex's gas purchased for resale decreased $20.7 million or
          50.0 percent in the three-month period and $18.1 million or 16.9 percent in the nine-month period. These decreases were due to reduced volumes and lower natural gas prices.

               Other operation increased $12.5 million or 25.4 percent and $25.3 million or 17.3 percent in the current periods. In the three-month period, the increases primarily resulted from recognition of $4.0 million in certain SFAS No. 106 expenses that were either deferred in 1993 or that related to the VERP, $2.2 million in pension costs primarily related to the VERP, $2.0 million in costs associated with the corporate redesign and $2.0 million in increased costs of producing natural gas liquids resulting from increased sales at Enogex. The increase during the nine-month period primarily resulted from recognizing $12.6 million of SFAS No. 106 expenses that were either deferred in 1993 or that related to the VERP, $3.6 million in costs associated with the corporate redesign, $2.6 million in pension costs primarily related to the VERP and $3.2 million in increased costs of producing natural gas liquids resulting from increased sales at Enogex.

               Maintenance decreased $4.2 million or 21.6 percent and $5.8 million or 9.9 percent in the current periods primarily due to major overhauls in 1993 and the need for less maintenance during the three months ended September 30, 1994.

               Current  income taxes decreased $5.9 million or 10.4 percent in the three-month period. This decrease resulted from lower taxable income from normal operations and payments made by the Company under the severance package. The decrease was partially offset by an increase in current income taxes related to a one percent increase in the federal income tax rate in 1993, and to postretirement benefits and the amortization of expenses related to the VERP, which are not currently deductible for income tax purposes. In the nine-month period, current taxes decreased $13.1 million or 19.0 percent. This decrease resulted from the same factors enumerated above, excluding the 1993 increase in the federal tax rate, plus the effect of the rate refund ordered by the Oklahoma Commission which reduced current taxes $14.5 million.

                Deferred income taxes, net, decreased $1.5 million during the three-month period. The majority of this decrease related to the one percent increase in the 1993 federal income tax rate recorded by Enogex in the third quarter of 1993. In addition, deferred income taxes, net, were reduced by postretirement benefits which will be deductible in future periods. In the nine-month period, deferred income taxes, net, increased $8.6 million due to the rate refund in 1994 which was partially offset by postretirement benefits and the one percent increase in the federal income tax rate recorded by Enogex in 1993.

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


                             PART II. OTHER INFORMATION


           Item 1  LEGAL PROCEEDINGS

               Reference is made to Item 3 of the Company's 1993 Form 10-K and to Item 1 of Part II of the Company's Form 10-Q reports for the quarters ended March 31, 1994, and June 30, 1994 for a description of certain legal proceedings presently pending. Except as set forth below, there are no new significant cases to report against Oklahoma Gas and Electric Company or its subsidiary, Enogex Inc., and there have been no significant changes in the previously reported proceedings.

          1. As previously reported under Item I of Part II of the Company's Form 10-Q for the quarter ended June 30, 1994, OG&E filed an application with the Oklahoma Commission on August 9, 1994, seeking approval for:

                 *  the  establishment   of  a  regulatory  asset  for  the
                    workforce reduction implementation costs associated with the VERP and severance package;

                 *  reducing  OG&E's  rates  for  customers  in   Oklahoma,
                    effective January 1995, by approximately $12 million annually; and

                 * a tariff rider to OG&E's residential tariffs where those customers would receive 75 percent of Oklahoma jurisdictional profits associated with off-system firm capacity sales of one year or less. Previously, there had not been a tariff rider governing such sales.

          On October 26, 1994, the Oklahoma Commission issued an order approving a stipulation made by OG&E and all other parties, granting OG&E's application in all respects, except that the annual rate reduction was increased from $12 million to $15 million and the tariff rider was expanded to include all Oklahoma retail customers. The labor savings from the workforce reduction are expected to substantially offset the amortization of the regulatory asset and the $15 million annual rate reduction.

          2. On July 8, 1994, an employee of OG&E filed a lawsuit in state court against OG&E in connection with OG&E's voluntary early retirement package. The case has been removed to the U.S. District Court in Tulsa, Oklahoma. The lawsuit purports to be a class action and alleges violation of Title VII, ERISA, intentional infliction of emotional distress and other issues.

               On  August 23, 1994, the trial court sustained OG&E's Motion to Dismiss Plaintiffs' Complaint, in its entirety. On September 12, 1994, Plaintiffs filed an Amended Complaint alleging substantially the same allegations which were in the original Complaint. On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint and filed responsive pleadings to Counts I and III. With regard to those two Counts, additional investigation will be required to determine whether or not Plaintiffs can successfully pursue those claims. While the Company cannot predict the precise outcome of the proceeding, the Company continues to believe that the lawsuit is without merit and will not have a material adverse effect on its results of operations or financial condition.


          Item 5  OTHER INFORMATION


               On September 13, 1994, OG&E's Board of Directors approved the appointment of two new officers. James R. Hatfield was named Treasurer, and Donald R. Rowlett was named Assistant Controller.


          Item 6  EXHIBITS AND REPORTS ON FORM 8-K


              (a)   Exhibits - No. 27 - Financial Data Schedule "UT".

              (b)   Reports on Form 8-K.


                         A  Form 8-K  Current Report  under  Item 5,  dated
                    October 28, 1994, reported that an order had been issued October 26, 1994, by the Oklahoma Corporation Commission granting in substance the relief that the Company had requested in its application of August 9, 1994.

                                      SIGNATURES




               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 OKLAHOMA GAS AND ELECTRIC COMPANY
                                            (Registrant)



                                 By    /s/  D L Young
                                    -----------------------------
                                            D L Young
                                            CONTROLLER

                                 (On behalf of the registrant and in
                              his capacity as Chief Accounting Officer)





          November 11, 1994