Form 10-K/A
period 1994-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 1995-04-27
CIK 74145

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

                       Oklahoma Gas and Electric Company


                          Amendment to 1994 Form 10-K




         The Company is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 1994, to amend Exhibit 99.01 - 1994 Form 11-K Annual report for Oklahoma Gas and Electric Company Employees' Retirement Savings Plan. This amendment includes the financial statements for the Form 11-K. The amended Form 11-K follows the signature page and exhibit index.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 27th day of April 1995.

                      OKLAHOMA GAS AND ELECTRIC COMPANY
                                 (REGISTRANT)



                               /s/ D. L. YOUNG
                                By D. L. Young
                                  Controller
                     (On behalf of the Registrant in his
                  capacity as Principal Accounting Officer)

                                EXHIBIT INDEX




EXHIBIT
  NO.                    DESCRIPTION
- -------        ------------------------------
99.01          Amendment to 1994 Form 11-K Annual Report for Oklahoma Gas and
               Electric Company Employees' Retirement Savings Plan.