Form 10-Q
period 1995-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 1995-05-11
CIK 74145

                              FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        (Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1995

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

                             405-553-3000
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X     No
                   -----
     There were 40,354,387 Shares of Common Stock, par value $2.50 per share, outstanding as of April 28, 1995.

                      OKLAHOMA GAS AND ELECTRIC COMPANY

                       PART I.  FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                          3 Months Ended
                                                             March 31
                                                       1995            1994
                                                     --------        --------
                                                      (dollars in thousands
                                                      except per share data)
OPERATING REVENUES:
  Electric utility  . . . . . . . . . . . . . .      $214,876        $238,864
  Non-utility subsidiary  . . . . . . . . . . .        31,640          45,120
                                                     --------        --------
   Total operating revenues . . . . . . . . . .       246,516         283,984
                                                     --------        --------
OPERATING EXPENSES:
  Fuel  . . . . . . . . . . . . . . . . . . . .        48,772          62,217
  Purchased power . . . . . . . . . . . . . . .        53,583          54,960
  Gas purchased for resale  . . . . . . . . . .        20,091          37,312
  Other operation . . . . . . . . . . . . . . .        55,591          49,239
  Maintenance . . . . . . . . . . . . . . . . .         9,702          18,061
  Depreciation and amortization . . . . . . . .        32,221          30,660
  Current income taxes  . . . . . . . . . . . .        (1,833)        (15,585)
  Deferred income taxes, net  . . . . . . . . .            63          16,729
  Deferred investment tax credits, net  . . . .        (1,287)         (1,287)
  Taxes other than income . . . . . . . . . . .        11,205          10,994
                                                     --------        --------
   Total operating expenses . . . . . . . . . .       228,108         263,300
                                                     --------        --------
OPERATING INCOME  . . . . . . . . . . . . . . .        18,408          20,684
                                                     --------        --------
OTHER INCOME AND DEDUCTIONS:
  Interest income . . . . . . . . . . . . . . .         1,587             327
  Other . . . . . . . . . . . . . . . . . . . .        (1,485)           (587)
                                                     --------        --------
   Net other income and deductions  . . . . . .           102           (260)
                                                     --------        --------
INTEREST CHARGES:
  Interest on long-term debt  . . . . . . . . .        16,250          17,583
  Allowance for borrowed funds used
   during construction  . . . . . . . . . . . .          (464)           (209)
  Other . . . . . . . . . . . . . . . . . . . .         3,585           1,550
                                                     --------        --------
   Total interest charges, net  . . . . . . . .        19,371          18,924
                                                     --------        --------
NET (LOSS) INCOME . . . . . . . . . . . . . . .          (861)          1,500

PREFERRED DIVIDEND REQUIREMENTS . . . . . . . .           579             579
                                                     --------        --------
(LOSS) EARNINGS AVAILABLE FOR COMMON  . . . . .      $ (1,440)       $    921
                                                     ========        ========
AVERAGE COMMON SHARES OUTSTANDING (thousands) .        40,354          40,346

(LOSS) EARNINGS PER AVERAGE COMMON SHARE . . .       $   (.04)       $    .02
                                                     ========        ========
DIVIDENDS DECLARED PER SHARE  . . . . . . . . .      $   0.665       $   0.665

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.


                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                   March 31       December 31
                                                     1995            1994
                                                  ----------      ----------
                                                    (dollars in thousands)
   ASSETS
   PROPERTY, PLANT AND EQUIPMENT:
     In service  . . . . . . . . . . . . . . .    $3,786,150      $3,770,247
     Construction work in progress . . . . . .        49,636          43,943
                                                  ----------      ----------
       Total property, plant and equipment . .     3,835,786       3,814,190
         Less accumulated depreciation . . . .     1,510,666       1,487,300
                                                  ----------      ----------
     Net property, plant and equipment . . . .     2,325,120       2,326,890
                                                  ----------      ----------
   OTHER PROPERTY AND INVESTMENTS, at cost . .         8,062           7,868
                                                  ----------      ----------

   CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . .         6,332           2,455
     Accounts receivable-customers, net  . . .        94,611         118,318
     Accrued unbilled revenues . . . . . . . .        35,800          36,800
     Accounts receivable-other . . . . . . . .         8,679           8,601
     Fuel inventories, at LIFO cost  . . . . .        46,128          46,494
     Materials and supplies, at average cost .        30,793          30,401
     Prepayments and other . . . . . . . . . .        47,424          43,137
     Accumulated deferred tax assets . . . . .         8,022          12,077
                                                  ----------      ----------
       Total current assets  . . . . . . . . .       277,789         298,283
                                                  ----------      ----------
   DEFERRED CHARGES:
     Advance payments for gas  . . . . . . . .        10,000          10,000
     Income taxes recoverable through
       future rates  . . . . . . . . . . . . .        45,832          47,246
     Other . . . . . . . . . . . . . . . . . .        83,185          92,342
                                                  ----------      ----------
       Total deferred charges  . . . . . . . .       139,017         149,588
                                                  ----------      ----------
   TOTAL ASSETS  . . . . . . . . . . . . . . .    $2,749,988      $2,782,629
                                                  ==========      ==========
   CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
     Common stock and retained earnings  . . .    $  892,901      $  921,177
     Cumulative preferred stock  . . . . . . .        49,973          49,973
     Long-term debt  . . . . . . . . . . . . .       731,439         730,567
                                                  ----------      ----------
       Total capitalization  . . . . . . . . .     1,674,313       1,701,717
                                                  ----------      ----------
   CURRENT LIABILITIES:
     Short-term debt . . . . . . . . . . . . .       231,200         182,750
     Accounts payable  . . . . . . . . . . . .        66,370          66,391
     Dividends payable . . . . . . . . . . . .        27,415          27,415
     Customers' deposits . . . . . . . . . . .        21,057          20,904
     Accrued taxes . . . . . . . . . . . . . .        13,725          25,153
     Accrued interest  . . . . . . . . . . . .        14,090          23,873
     Long-term debt due within one year  . . .           500          25,350
     Provision for rate refund . . . . . . . .         2,000           2,970
     Other . . . . . . . . . . . . . . . . . .        36,952          41,321
                                                  ----------      ----------
       Total current liabilities . . . . . . .       413,309         416,127
                                                  ----------      ----------
   DEFERRED CREDITS AND OTHER
   LIABILITIES:
     Accrued pension and benefit obligation  .        74,724          71,014
     Accumulated deferred income taxes . . . .       491,321         497,056
     Accumulated deferred investment
      tax credits  . . . . . . . . . . . . . .        87,040          88,328
     Other . . . . . . . . . . . . . . . . . .         9,281           8,387
                                                  ----------      ----------
       Total deferred credits and other
        liabilities  . . . . . . . . . . . . .       662,366         664,785
                                                  ----------      ----------
   COMMITMENTS AND CONTINGENCIES . . . . . . .         -               -
                                                  ----------      ----------
   TOTAL CAPITALIZATION AND LIABILITIES  . . .    $2,749,988      $2,782,629
                                                  ==========      ==========

   The accompanying Notes to Consolidated Financial Statements are an integral part hereof.



                           CONSOLIDATED STATEMENTS OF
                                    CASH FLOWS
                                   (Unaudited)
                                                          3 Months Ended
                                                             March 31
                                                         1995         1994
                                                       --------     --------
                                                      (dollars in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) Income . . . . . . . . . . . . . . . . $   (861)    $  1,500
     Adjustments to Reconcile Net (Loss) Income
     to Net Cash Provided From (Used In)
     Operating Activities:
       Depreciation and amortization . . . . . . . . .   32,221       30,660
       Deferred income taxes and investment tax
        credits, net . . . . . . . . . . . . . . . . .   (1,224)      15,442
       Provision for rate refund . . . . . . . . . . .      -          2,200
       Change in Certain Current Assets and
       Liabilities:
         Accounts receivable - customers . . . . . . .   23,706       49,431
         Accrued unbilled revenues . . . . . . . . . .    1,000       12,300
         Fuel, materials and supplies inventories  . .      (26)      (8,768)
         Accumulated deferred tax assets . . . . . . .    4,054       14,594
         Other current assets  . . . . . . . . . . . .   (4,364)     (19,650)
         Accounts payable  . . . . . . . . . . . . . .      269      (24,732)
         Accrued taxes . . . . . . . . . . . . . . . .  (11,429)     (13,657)
         Accrued interest  . . . . . . . . . . . . . .   (9,783)     (11,449)
         Accumulated provision for rate refund . . . .     (970)     (36,444)
         Other current liabilities . . . . . . . . . .   (4,215)       2,090
       Other operating activities  . . . . . . . . . .    8,970      (24,808)
                                                       --------     --------
           Net cash provided from (used in)
             operating activities  . . . . . . . . . .   37,348      (11,291)
                                                       --------     --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures  . . . . . . . . . . . . .  (28,656)     (25,811)
                                                       --------     --------
           Net cash used in investing activities . . .  (28,656)     (25,811)
                                                       --------     --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Long-term debt, net . . . . . . . . . . . . . .  (25,850)        (350)
       Short-term debt, net  . . . . . . . . . . . . .   48,450       64,450
       Cash dividends declared on preferred stock  . .     (579)        (579)
       Cash dividends declared on common stock . . . .  (26,836)     (26,830)
                                                       --------     --------
           Net cash (used in) provided from
            financing activities . . . . . . . . . . .   (4,815)      36,691
                                                       --------     --------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   3,877         (411)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  .    2,455        6,593

   CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . $  6,332     $  6,182
                                                       ========     ========

   --------------------------------------------------------------------------
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash Paid During the Period for:
        Interest (net of amount capitalized)  . . . . . $ 26,488     $ 29,316
        Income taxes  . . . . . . . . . . . . . . . . . $  3,835     $  3,550
   --------------------------------------------------------------------------

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


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


        1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company and its subsidiaries as of March 31, 1995, and December 31, 1994, and the results of operations and the changes in cash flows for the periods ended March 31, 1995, and March 31, 1994, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

             The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

        2. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of
             Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company will adopt this new standard effective January 1, 1996, and believes these costs will not have a material impact on its consolidated financial position or results of operations.

        Item 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

        OVERVIEW

              The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 1995 (the "current period"), and the financial position as of March 31, 1995, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-owned non-utility subsidiary, Enogex Inc. and its subsidiaries ("Enogex") (collectively, the "Company"). Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

              As reported in the Company's Form 10-K for the year ended December 31, 1994, the Company restructured and redesigned its operations to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages reduced the Company's workforce by approximately 900 employees.

              Pursuant to an order by the Oklahoma Corporation Commission ("OCC"), OG&E was permitted to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduce its electric rates by approximtaely $15 million annually, effective January 1995. At March 31, 1995, the unamortized regulatory asset was $43.3 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. In 1995 and 1996, the labor savings are expected to substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million.

        REVENUES

              Although total kilowatt-hour sales remained relatively constant, electric utility revenues decreased $24 million due to the recovery of lower fuel costs, milder weather and the rate reduction which was effective in January 1995. These reductions were partially offset by continued customer growth. Enogex revenues decreased $13.5 million, or 29.9 percent, due to a decline in prices and slightly lower volumes in gas marketing.

        EXPENSES

              Total  operating expenses decreased $35.2  million  or
        13.4 percent primarily due to reduced fuel expense, less maintenance expense, the workforce reduction and reduced prices Enogex paid for gas purchased for resale to third parties. These decreases were partially offset by increases in other operation and depreciation.

              Fuel expense decreased $13.4 million in the current period due to shifting the fuel mix to a higher percentage of coal. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs.

              Enogex's gas purchased for resale decreased $17.2 million or 46.2 percent, due to slightly lower volumes and significantly lower purchase prices.

             The increase in other operation resulted primarily from amortizing approximately $5.6 million of the regulatory asset associated with the workforce reduction to expense during the current period. Depreciation and amortization increased primarily due to higher oil and gas production volumes (based on units of production depreciation method) and amortization of a gas sales contract by Enogex. Maintenance decreased due to the workforce reduction and efficiencies created in maintaining the Company's power plants. Income taxes in the current period decreased primarily due to lower pre-tax earnings.

              Factors  increasing interest expense  in  the  current
        period include: 1) a one-time charge of $726,000 of unamortized discount and debt issuance costs, resulting from refinancing approximately $79 million of pollution control bonds; and 2) increases in short-term interest rates. These factors were partially offset by savings resulting from OG&E refinancing $79 million of its pollution control revenue bonds in January 1995 and Enogex temporarily refinancing its $90 million of medium-term notes with short-term debt in August of 1994. Enogex expects to issue long-term debt in the second quarter, replacing the short-term debt. See "Liquidity and Capital Requirements."

        EARNINGS

              The current period loss of $861,000 represents a decrease of $2.4 million in net income. Enogex's net income increased approximately $2.3 million in the current period due to higher margins on natural gas sales, reductions in other natural gas purchase expenses and increased tax credits.

        LIQUIDITY AND CAPITAL REQUIREMENTS

              The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1995. Short-term borrowings will continue to be used to meet temporary cash requirements.

              In  August  1994, Enogex redeemed its $90  million  of
        outstanding medium-term notes, with interest rates ranging from 9.88 percent to 10.11 percent. Enogex anticipates issuing long-term debt in the second quarter of 1995 to replace short-term borrowings in connection with such redemption.

              In January 1995, OG&E refinanced its obligations with respect to $47,000,000 of 5 7/8 percent Pollution Control Revenue Bonds due December 1, 2007 and $32,050,000 of 6 3/4 percent Pollution Control Revenue Bonds due March 1, 2006 through the issuance of two new series of pollution control bonds bearing interest at variable, tax-exempt rates. These refinancings are expected to result in lower long-term interest rates during 1995.

              Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 "Legal Proceedings" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 9 and 10 of Notes to the Consolidated Financial Statements in the Company's 1994 Form 10-K.

                         PART II.  OTHER INFORMATION

        Item 1  LEGAL PROCEEDINGS

              Reference is made to Item 3 of the Company's 1994 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below, there are no new significant cases to report against Oklahoma Gas and Electric Company or its subsidiary, Enogex Inc., and there have been no significant changes in the previously reported proceedings.

              Reference  is  made to paragraph No. 1  under  Item  3
        "Legal Proceedings" of the Company's 1994 Form 10-K involving a breach of contract claim by Puritan Oil and Gas Corporation against OG&E. On January 4, 1994, the United States District Court for the Western District of Oklahoma dismissed Count III of Plaintiffs' claim. Plaintiffs' appeal of this order was denied on January 11, 1995 by the 10th Circuit Court of Appeals pursuant to a stipulation of the parties. The remaining breach of contract claims have been submitted to private binding arbitration. The first phase of the arbitration has been concluded and the second stage is expected to be completed by late May 1995. Management believes the outcome of this proceeding will not have a material adverse effect on the Company's consolidated financial position or its results of operations for numerous reasons, which include that the underlying dispute between the parties is a contractual dispute under a gas purchase contract. Management intends to vigorously pursue the defense of this matter.


        Item 5  OTHER INFORMATION

             None

        Item 6  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits
                  27.01 - Financial Data Schedule.

             (b)  Reports on Form 8-K - None.

                                 SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            OKLAHOMA GAS AND ELECTRIC COMPANY
                                       (Registrant)




                            By     /s/  D. L. Young
                               ------------------------------
                                        D. L. Young
                                        Controller

                            (On behalf of the registrant and in his
                             capacity  as Chief  Accounting Officer)




        May 10, 1995