Form 10-K/A
period 1994-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 1995-05-22
CIK 74145

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-K/A-2


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

<PAGE 1>




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.


(A) 1.  FINANCIAL STATEMENTS

         The following consolidated financial statements and supplementary data are included in Part II, Item 8 of this Report:

   * Consolidated Balance Sheets at December 31, 1994, 1993 and 1992

   * Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

   * Consolidated Statements of Retained Earnings for the years ended December 31, 1994, 1993 and 1992

   * Consolidated Statements of Capitalization at December 31, 1994, 1993 and
     1992

   * Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

   * Notes to Consolidated Financial Statements

   * Report of Independent Public Accountants

   * Report of Management


          SUPPLEMENTARY DATA

   *  Interim Consolidated Financial Information

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


<PAGE 2>
3.  Exhibits

Exhibit No.               Description
- -----------               -----------

 3.01     Copy of Restated Certificate of Incorporation.
                  (Filed as Exhibit 4.01 to the Company's Post-
                  Effective Amendment No.Three to Registration
                  Statement No. 2-94973, and incorporated by reference herein)

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

<PAGE 3>

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

<PAGE 4>

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

<PAGE 5>

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

<PAGE 6>

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


10.04     Amendment dated June 27, 1990, between OG&E and Thunder
                  Basin Coal Company, to Coal Supply Agreement dated March 1, 1973, between OG&E and Atlantic
                  Richfield Company. [Confidential Treatment has been requested for certain portions of this exhibit.] *


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


10.08     Form of Amended and Restated Stock Equivalent and
                  Deferred Compensation Agreement for Directors, as amended. *


10.09     Restricted Stock Plan of the Company.  (Filed as Exhibit 10.36
                  to the Company's Form 10-K Report for the year ended
                  December 31, 1986, File No. 1-1097, and
                  incorporated by reference herein)

<PAGE 7>

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


23.01     Consent of Arthur Andersen LLP. *

24.01     Power of Attorney. *

27.01     Financial Data Schedule. *

99.01     1994 Form 11-K Annual Report for Oklahoma Gas
                  and Electric Company Employees' Retirement Savings Plan. **

99.02     Description of Common Stock. *


<PAGE 8>


          Executive Compensation Plans and Arrangements



10.08     Form of Amended and Restated Stock Equivalent and
                  Deferred Compensation Agreement for Directors, as amended. *


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


* Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994.
** Previously filed as an exhibit to the Company's Form 10-K/A for the year ended December 31, 1994.




(B)  REPORTS ON FORM 8-K

     Item 5.  Other Events, dated February 28, 1994.
     Item 5.  Other Events, dated April 29, 1994.
     Item 5.  Other Events, dated October 28, 1994.


<PAGE 9>



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 22nd day of May 1995.

                     OKLAHOMA GAS AND ELECTRIC COMPANY
                               (REGISTRANT)



                            /s/   D. L. Young
                               By D. L. Young
                                 Controller
                    (On behalf of the Registrant in his
                 capacity as Principal Accounting Officer)


<PAGE 10>




                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
- -----------               -----------

 3.01     Copy of Restated Certificate of Incorporation.
                  (Filed as Exhibit 4.01 to the Company's Post-
                  Effective Amendment No.Three to Registration
                  Statement No. 2-94973, and incorporated by reference herein)

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

<PAGE 11>

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

<PAGE 12>

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

<PAGE 13>

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

<PAGE 14>


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


10.04     Amendment dated June 27, 1990, between OG&E and Thunder
                  Basin Coal Company, to Coal Supply Agreement dated March 1, 1973, between OG&E and Atlantic
                  Richfield Company. [Confidential Treatment has been requested for certain portions of this exhibit.] *


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


10.08     Form of Amended and Restated Stock Equivalent and
                  Deferred Compensation Agreement for Directors, as amended. *


<PAGE 15>

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


23.01     Consent of Arthur Andersen LLP. *

24.01     Power of Attorney. *

27.01     Financial Data Schedule. *

99.01     1994 Form 11-K Annual Report for Oklahoma Gas
                  and Electric Company Employees' Retirement Savings Plan. **


<PAGE 16>



99.02     Description of Common Stock. *




* Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994.
** Previously filed as an exhibit to the Company's Form 10-K/A for the year ended December 31, 1994.