Form 10-Q
period 1995-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 1995-08-10
CIK 74145

                                FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        (Mark One)
     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

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

               Yes   X     No
                   -----
     There were 40,354,387 Shares of Common Stock, par value $2.50 per share, outstanding as of July 31, 1995.

                             OKLAHOMA GAS AND ELECTRIC COMPANY

                                 PART I.  FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                        3 Months Ended       6 Months Ended
                                           June 30              June 30
                                        1995     1994        1995     1994
                                      --------  --------   --------  --------
                                       (thousands except per share data)
OPERATING REVENUES:
  Electric utility  . . . . . . . .   $275,524  $304,633   $490,400  $543,497
  Non-utility subsidiary  . . . . .     28,589    41,990     60,229    87,110
                                      --------  --------   --------  --------
   Total operating revenues . . . .    304,113   346,623    550,629   630,607
                                      --------  --------   --------  --------
OPERATING EXPENSES:
  Fuel  . . . . . . . . . . . . . .     62,676    66,608    111,448   128,825
  Purchased power . . . . . . . . .     53,779    58,590    107,362   113,550
  Gas purchased for resale  . . . .     19,444    30,752     39,534    68,064
  Other operation . . . . . . . . .     55,467    60,354    111,058   109,593
  Maintenance . . . . . . . . . . .     13,413    19,187     23,115    37,248
  Depreciation and amortization . .     31,924    31,105     64,145    61,766
  Current income taxes  . . . . . .     15,367    20,463     13,534     4,878
  Deferred income taxes, net  . . .       (925)     (809)      (862)   15,920
  Deferred investment tax credits,
   net  . . . . . . . . . . . . . .     (1,288)   (1,287)    (2,574)   (2,575)
  Taxes other than income . . . . .     11,456    11,233     22,661    22,227
                                      --------  --------   --------  --------
   Total operating expenses . . . .    261,313   296,196    489,421   559,496
                                      --------  --------   --------  --------
OPERATING INCOME  . . . . . . . . .     42,800    50,427     61,208    71,111
                                      --------  --------   --------  --------
OTHER INCOME AND DEDUCTIONS:
  Interest income . . . . . . . . .        801     1,098      2,388     1,426
  Other . . . . . . . . . . . . . .       (911)   (1,108)    (2,396)   (1,695)
                                      --------  --------   --------  --------
   Net other income and deductions.       (110)      (10)        (8)     (269)
                                      --------  --------   --------  --------
INTEREST CHARGES:
   Interest on long-term debt  . . .    14,674    17,578     30,924    35,162
   Allowance for borrowed funds used
    during construction  . . . . . .      (529)     (198)      (993)     (407)
   Other . . . . . . . . . . . . . .     4,287     1,955      7,872     3,505
                                      --------  --------   --------  --------
    Total interest charges, net  . .    18,432    19,335     37,803    38,260
                                      --------  --------   --------  --------
NET INCOME . . . . . . . . . . . . .    24,258    31,082     23,397    32,582

PREFERRED DIVIDEND REQUIREMENTS  . .       579       579      1,158     1,158
                                      --------  --------   --------  --------
EARNINGS AVAILABLE FOR COMMON  . . .  $ 23,679  $ 30,503   $ 22,239  $ 31,424
                                      ========  ========   ========  ========
AVERAGE COMMON SHARES OUTSTANDING  .    40,354    40,346     40,354    40,346

EARNINGS PER AVERAGE COMMON SHARE  .  $   0.59  $   0.76   $   0.55  $   0.78
                                      ========  ========   ========  ========
DIVIDENDS DECLARED PER SHARE . . . .  $   0.665 $   0.665  $   1.33  $   1.33

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                  June 30       December 31
                                                   1995            1994
                                                ----------      ----------
                                                  (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service  . . . . . . . . . . . . . . .    $3,808,462      $3,770,247
  Construction work in progress . . . . . .        60,946          43,943
                                                ----------      ----------

    Total property, plant and equipment . .     3,869,408       3,814,190
      Less accumulated depreciation . . . .     1,539,402       1,487,300
                                                ----------      ----------
  Net property, plant and equipment . . . .     2,330,006       2,326,890
                                                ----------      ----------
OTHER PROPERTY AND INVESTMENTS, at cost . .         8,321           7,868
                                                ----------      ----------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . .         3,750           2,455
  Accounts receivable-customers, net  . . .       117,327         118,318
  Accrued unbilled revenues . . . . . . . .        58,200          36,800
  Accounts receivable-other . . . . . . . .         5,990           8,601
  Fuel inventories, at LIFO cost  . . . . .        59,759          46,494
  Materials and supplies, at average cost .        28,206          30,401
  Prepayments and other . . . . . . . . . .         9,827          43,137
  Accumulated deferred tax assets . . . . .         8,946          12,077
                                                ----------      ----------
    Total current assets  . . . . . . . . .       292,005         298,283
                                                ----------      ----------
DEFERRED CHARGES:
  Advance payments for gas  . . . . . . . .        10,000          10,000
  Income taxes recoverable through
    future rates  . . . . . . . . . . . . .        44,559          47,246
  Other . . . . . . . . . . . . . . . . . .        75,923          92,342
                                                ----------      ----------
    Total deferred charges  . . . . . . . .       130,482         149,588
                                                ----------      ----------
TOTAL ASSETS  . . . . . . . . . . . . . . .    $2,760,814      $2,782,629
                                                ==========      ==========
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings  . . .    $  889,745      $  921,177
  Cumulative preferred stock  . . . . . . .        49,973          49,973
  Long-term debt  . . . . . . . . . . . . .       731,215         730,567
                                                ----------      ----------
    Total capitalization  . . . . . . . . .     1,670,933       1,701,717
                                                ----------      ----------

CURRENT LIABILITIES:
  Short-term debt . . . . . . . . . . . . .       222,900         182,750
  Accounts payable  . . . . . . . . . . . .        59,058          66,391
  Dividends payable . . . . . . . . . . . .        27,415          27,415
  Customers' deposits . . . . . . . . . . .        21,302          20,904
  Accrued taxes . . . . . . . . . . . . . .        35,411          25,153
  Accrued interest  . . . . . . . . . . . .        22,724          23,873
  Long-term debt due within one year  . . .           800          25,350
  Accumulated provision for rate refund   .         4,650           2,970
  Other . . . . . . . . . . . . . . . . . .        33,538          41,321
                                                ----------      ----------
    Total current liabilities . . . . . . .       427,798         416,127
                                                ----------      ----------

DEFERRED CREDITS AND OTHER
LIABILITIES:
  Accrued pension and benefit obligation  .        77,375          71,014
  Accumulated deferred income taxes . . . .       489,767         497,056
  Accumulated deferred investment
   tax credits  . . . . . . . . . . . . . .        85,753          88,328
  Other . . . . . . . . . . . . . . . . . .         9,188           8,387
                                                ----------      ----------
    Total deferred credits and other
     liabilities  . . . . . . . . . . . . .       662,083         664,785
                                                ----------      ----------
COMMITMENTS AND CONTINGENCIES . . . . . . .           -               -

                                                ----------      ----------
TOTAL CAPITALIZATION AND LIABILITIES  . . .    $2,760,814      $2,782,629
                                                ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.



                                     CONSOLIDATED STATEMENTS OF
                                             CASH FLOWS
                                             (Unaudited)
                                                                6 Months Ended
                                                                    June 30
                                                               1995         1994
                                                             --------     --------
                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income  . . . . . . . . . . . . . . . . . . . . .     $ 23,397     $ 32,582
  Adjustments to Reconcile Net Income to Net Cash
   Provided From Operating Activities:
    Depreciation and amortization . . . . . . . . . . .       64,145       61,766
    Deferred income taxes and investment tax
     credits, net . . . . . . . . . . . . . . . . . . .       (3,436)      13,345
    Provision for rate refund . . . . . . . . . . . . .        2,650        2,200
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers . . . . . . . . .          991       (6,075)
      Accrued unbilled revenues . . . . . . . . . . . .      (21,400)     (19,000)
      Fuel, materials and supplies inventories  . . . .      (11,070)     (14,777)
      Accumulated deferred tax assets . . . . . . . . .        3,131       11,830
      Other current assets  . . . . . . . . . . . . . .       35,921       (8,148)
      Accounts payable  . . . . . . . . . . . . . . . .       (7,642)     (27,523)
      Accrued taxes . . . . . . . . . . . . . . . . . .       10,258       (2,730)
      Accrued interest  . . . . . . . . . . . . . . . .       (1,149)        (370)
      Accumulated provision for rate refund . . . . . .        1,680      (38,093)
      Other current liabilities . . . . . . . . . . . .       (7,385)      (2,371)
    Other operating activities  . . . . . . . . . . . .       17,566        4,665
                                                             --------     --------
        Net cash provided from operating activities . .      107,657        7,301
                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures  . . . . . . . . . . . . . . .      (65,533)     (72,470)
                                                             --------     --------
        Net cash used in investing activities . . . . .      (65,533)     (72,470)
                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt, net   . . . . . . . . . . . . . . .      (26,150)        (350)
    Short-term debt, net  . . . . . . . . . . . . . . .       40,150      116,750
    Cash dividends declared on preferred stock  . . . .       (1,158)      (1,158)
    Cash dividends declared on common stock . . . . . .      (53,671)     (53,661)
                                                             --------     --------
        Net cash (used in) provided from
        financing activities  . . . . . . . . . . . . .      (40,829)      61,581
                                                             --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  .        1,295       (3,588)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . .        2,455        6,593
                                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . .     $  3,750     $  3,005
                                                             ========     ========

--------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid During the Period for:
    Interest (net of amount capitalized)  . . . . . . .     $ 37,161     $ 37,402
    Income taxes  . . . . . . . . . . . . . . . . . . .     $  6,085     $  7,841
--------------------------------------------------------------------------------------

DISCLOSURE OF ACCOUNTING POLICY:
  For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.
--------------------------------------------------------------------------------------


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company ("OG&E") and its subsidiaries as of June 30, 1995, and December 31, 1994, and the results of operations and the changes in cash flows for the periods ended June 30, 1995, and June 30, 1994, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See
   Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

   The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

2. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company will adopt this new standard effective January 1, 1996, and believes it will not have a material impact on the Company's consolidated financial position or results of operations.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

      The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 1995 (respectively, the "current periods"), and the financial position as of June 30, 1995, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-
owned   non-utility   subsidiary,  Enogex   Inc.   and   its
subsidiaries   ("Enogex")  (collectively,  the   "Company").
Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

      As reported in the Company's Form 10-K for the year ended December 31, 1994, the Company restructured and redesigned its operations to reduce costs and to more favorably position itself for the competitive electric utility environment. As part of this process, the Company offered a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages resulted in a reduction of the Company's workforce by approximately 900 employees. Pursuant to an order by the Oklahoma Corporation Commission ("OCC"), OG&E was permitted to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduce electric rates by approximately $15 million annually, effective January 1995. At June 30, 1995, the unamortized regulatory asset was $37.6 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. In 1995 and 1996, the labor savings are expected to substantially offset the amortization of the regulatory  asset  and  the annual  rate  reduction  of  $15 million.

      On July 19, 1995, the Company announced its intent to create a holding company that would be the parent company of OG&E and Enogex. See Item 5 of Part II of this Report.

REVENUES

      Total  operating revenues decreased $42.5  million  or
12.3 percent and $80.0 million or 12.7 percent in the current periods. These decreases were primarily attributable to lower kilowatt-hour sales, the recovery of lower fuel costs, the $15.0 million annual rate reduction that took effect in January 1995, a non-recurring, fuel-related revenue item in 1994, and lower Enogex revenues. These reductions were partially offset by continued growth in the number of electric customers.

      The increase in customers only partially offset the impact of mild weather in the Company's service area, resulting in decreases of 7.8 percent and 3.9 percent in kilowatt-hour sales to OG&E customers ("system sales") for the current periods. The decreases in system sales were partially offset by significant increases in sales to other utilities in the current periods. However, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales.

     Enogex revenues decreased 31.9 percent and 30.9 percent in the current periods. These reductions were due to decreased sales in the marketing (i.e., buying and selling) of natural gas and a decline in the price of natural gas.

EXPENSES

      Total  operating expenses decreased $34.9  million  or
11.8 percent and $70.1 million or 12.5 percent for the current periods, due to reduced fuel expense, lower maintenance expenses, labor savings from the workforce reduction and lower prices paid for gas purchased for resale to third parties by Enogex. Fuel expense decreased $3.9 million or 5.9 percent and $17.4 million or 13.5 percent for the current periods. The decrease in the 3 months ended June 30, 1995, was due to lower prices of natural gas in the spot market. The decrease in the 6 months ended June 30, 1995, was primarily attributable to shifting the fuel mix to a higher percentage of coal. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customer through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. The APSC is presently reviewing the gas transportation charges OG&E paid Enogex for periods prior to 1994. (See Item 1 of Part II of this Report for related discussion.)

      Enogex's gas purchased for resale decreased $11.3 million or 36.8 percent and $28.5 million or 41.9 percent in the current periods due to lower volumes in its marketing of natural gas and a decline in the market price of natural gas purchases.

      Significant decreases in maintenance costs during the current periods were due to the workforce reduction and efficiencies gained in the maintenance of the Company's power plants.

      Depreciation and amortization increased in the six months ended June 30, 1995, primarily due to higher oil and gas production volumes (based on units of production depreciation method) and amortization of a gas sales contract by Enogex.

     Current income taxes in the three months ended June 30, 1995, were down due to lower pre-tax earnings. In the six-month period, lower pre-tax earnings were partially offset by costs related to the VERP which are not currently deductible for income tax purposes.

      The decreases in interest charges in the current periods were primarily attributable to Enogex's refinancing of $90 million of medium-term notes in August 1994 and OG&E's refinancing of $79,050,000 of tax exempt bonds in January 1995.

EARNINGS

      Net income decreased $6.8 million or 22.0 percent and $9.2 million or 28.2 percent during the current periods.
The decreases in earnings reflect the effects of the revenue and expense items discussed above.

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

      In August 1994, Enogex temporarily refinanced its $90 million of outstanding medium-term notes with short-term borrowings. In August 1995, Enogex issued $90 million of medium-term notes at 6.96 percent to replace the short-term borrowings.

      In January 1995, OG&E refinanced its obligations with respect to $47,000,000 of 5-7/8 percent Pollution Control Revenue Bonds due December 1, 2007, and $32,050,000 of 6-3/4 percent Pollution Control Revenue Bonds due March 1, 2006, through the issuance of two new series of pollution control bonds bearing interest at variable, tax-exempt rates. These refinancings are resulting in lower long-term interest rates during 1995.

      In August 1995, OG&E anticipates filing a registration statement for the sale of up to $220 million of long-term debt. Assuming favorable market conditions, OG&E plans to issue all or part of the debt to refinance one or more series of its outstanding first mortgage bonds bearing higher interest rates.

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

                 PART II.  OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

      Reference is made to Item 3 of the Company's 1994 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below, there are no new significant cases to report for Oklahoma Gas and Electric Company or its subsidiary, Enogex Inc., and there have been no significant changes in the previously reported proceedings.

      Reference is made to paragraph No. 1 under Item 3 "Legal Proceedings" of the Company's 1994 Form 10-K involving a breach of contract claim by Puritan Oil and Gas Corporation against OG&E. On January 4, 1994, the United States District Court for the Western District of Oklahoma dismissed Count III of Plaintiffs' claim. Plaintiffs' appeal of this order was denied on January 11, 1995, by the 10th Circuit Court of Appeals pursuant to a stipulation of the parties. The remaining breach of contract claims were submitted to private binding arbitration. The first and second phases of the arbitration have been concluded and the third stage is expected to be completed by late 1995. Management does not believe the outcome of this proceeding will have a material adverse effect on the Company's consolidated financial position or its results of operations for numerous reasons, which include that the underlying dispute between the parties is a contractual dispute under a gas purchase contract. Management intends to vigorously pursue the defense of this matter.

      Reference is made to paragraph No. 4 under Item 3 "Legal Proceedings" of the Company's 1994 Form 10-K involving an Environmental Protection Agency ("EPA") administrative action involving OG&E and Martha C. Rose Chemicals, Inc. The site has since been remediated by the Steering Committee and is currently in the final stages of closure with the EPA. Based on the current stage of this proceeding, management does not believe this proceeding will have a material adverse effect on the Company's consolidated financial position or its results of operations.

      The APSC is currently reviewing the amounts that OG&E paid Enogex, and recovered through its fuel adjustment clause, prior to 1994 for transporting natural gas to OG&E's gas-fired generating stations. OG&E cannot predict what actions the APSC will take or the amount of refunds, if any, that may be requested. Nevertheless, at the present time, management does not believe this proceeding will have a material adverse effect on the Company's consolidated financial position or its results of operations.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's Annual Meeting of Shareowners was held on May 18, 1995.

     (b)  Not applicable.

     (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

          (1) The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

               James G. Harlow, Jr. - 38,409,695 votes for election and 783,458 votes withheld

               Bill Swisher - 38,393,795 votes for election and 799,358 votes withheld

               John A. Taylor - 38,363,635 votes for
               election and 829,518 votes withheld



          (2)  The Shareowners voted in favor of an amendment to OG&E's
               Restated Certificate of Incorporation that removed limits on unsecured indebtedness as follows:

                                votes          votes            votes
                                 for          withheld        abstained
                               ---------   --------------  ---------------

Common Stock                  27,138,700     3,393,747        1,329,625

4% Cumulative
 Preferred Stock               2,370,920       341,568          113,616

Cumulative Preferred Stock,
 par value $100 per share        291,040        12,519            2,182



     (d)  Not applicable.

 Item 5 OTHER INFORMATION

     As previously reported in the Company's Form 8-K, dated July 26, 1995 (File No. 1-1097), OG&E's Board of Directors named Steven E. Moore, President and Chief Operating Officer. Mr. Moore previously served as Senior Vice President, Law and Public Affairs. James G. Harlow, Jr. retained the title of Chairman of the Board and Chief Executive Officer.

     Also, as previously reported, OG&E has proposed a corporate restructuring pursuant to which it will become a subsidiary of a newly-formed holding company (the "Holding Company") and OG&E's common stock will be exchanged on a share-for-share basis for common stock of the Holding Company. OG&E's outstanding preferred stock and first mortgage bonds will not be exchanged and will continue unchanged as preferred stock and first mortgage bonds of OG&E. Also, as a part of this restructuring, OG&E's subsidiary, Enogex Inc., will become a direct subsidiary of the Holding Company. The restructuring is subject to certain conditions, including shareowner approval and the receipt of regulatory approvals. Reference is made to the Company's Form 8-K, dated August 3, 1995 (File No. 1-1097), which contains certain pro forma financial information of OG&E after giving effect to the restructuring, including the transfer of Enogex to the Holding Company. Such Form 8-K is incorporated herein by this reference.



Item 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

            27.01 - Financial Data Schedule.
            99.01 - Form 8-K Report, dated August 3, 1995,
                    (File No. 1-1097) of Oklahoma Gas and Electric Company (incorporated by reference herein).

    (b)   Reports on Form 8-K

            A Form 8-K Current Report under Item 5, dated July 26,
            1995, reported the appointment of a new Company President and approval to create a holding company at the Board of Directors' meeting held on July 19, 1995.

            A Form 8-K Current Report under Item 7, dated August 3, 1995, reported pro forma financial information regarding the proposed reorganization of the Company.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      OKLAHOMA GAS AND ELECTRIC COMPANY
                                (Registrant)


                      By     /s/ D. L. Young
                         ----------------------------
                                 D. L. Young
                                 Controller

                       (On behalf of the registrant and in
                       his capacity as Chief Accounting Officer)



August 10, 1995

                               EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------


27.01      Financial Data Schedule

99.01      Form 8-K Report, dated August 3, 1995 (File No. 1-1097) of
           Oklahoma Gas and Electric Company (incorporated by reference herein).

