Form 10-Q
period 1995-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 1995-11-13
CIK 74145

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 (Mark One)
          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

   Yes   X     No
      -------    -------

     There were 40,354,677 Shares of Common Stock, par value $2.50 per share, outstanding as of October 31, 1995.


                                                OKLAHOMA GAS AND ELECTRIC COMPANY

                                                   PART I. FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                           3 Months Ended               9 Months Ended
                                                            September 30                 September 30
                                                      1995           1994            1995            1994
                                                   -----------    ------------    ------------    -----------
                                                               (thousands except per share data)
OPERATING REVENUES:
     Electric utility                               $ 436,846      $  411,661      $  927,246      $ 955,158
     Non-utility subsidiary                            30,664          31,512          90,893        118,622
                                                   -----------    ------------    ------------    -----------
       Total operating revenues                       467,510         443,173       1,018,139      1,073,780
                                                   -----------    ------------    ------------    -----------

OPERATING EXPENSES:
     Fuel                                              94,786          87,517         206,234        216,342
     Purchased power                                   55,444          56,420         162,806        169,970
     Gas purchased for resale                          20,953          20,661          60,488         88,725
     Other operation                                   58,926          61,656         169,984        171,249
     Maintenance                                       16,767          15,238          39,881         52,486
     Depreciation and amortization                     32,926          31,900          97,071         93,666
     Current income taxes                              67,032          51,137          80,566         56,015
     Deferred income taxes, net                        (5,591)          3,042          (6,452)        18,962
     Deferred investment tax credits, net              (1,287)         (1,287)         (3,862)        (3,862)
     Taxes other than income                           11,563          11,326          34,224         33,553
                                                   -----------    ------------    ------------    -----------
       Total operating expenses                       351,519         337,610         840,940        897,106
                                                   -----------    ------------    ------------    -----------

OPERATING INCOME                                      115,991         105,563         177,199        176,674
                                                   -----------    ------------    ------------    -----------

OTHER INCOME AND DEDUCTIONS:
     Interest income                                      446             398           2,834          1,824
     Other                                               (910)         (1,205)         (3,306)        (2,900)
                                                   -----------    ------------    ------------    -----------
       Net other income and deductions                   (464)           (807)           (472)        (1,076)
                                                   -----------    ------------    ------------    -----------

INTEREST CHARGES:
     Interest on long-term debt                        15,742          17,129          46,666         52,291
     Allowance for borrowed funds
          used during construction                        (34)           (312)         (1,027)          (719)
     Other                                              2,850           1,688          10,722          5,193
                                                   -----------    ------------    ------------    -----------
       Total interest charges, net                     18,558          18,505          56,361         56,765
                                                   -----------    ------------    ------------    -----------

NET INCOME                                             96,969          86,251         120,366        118,833

PREFERRED DIVIDEND REQUIREMENTS                           579             579           1,737          1,737
                                                   -----------    ------------    ------------    -----------

EARNINGS AVAILABLE FOR COMMON                       $  96,390      $   85,672      $  118,629      $ 117,096
                                                   ===========    ============    ============    ==========

AVERAGE COMMON SHARES OUTSTANDING                      40,355          40,340          40,354         40,344

EARNINGS PER AVERAGE COMMON SHARE                   $    2.39      $     2.12      $     2.94      $    2.90
                                                   ===========    ============    ============    ===========

DIVIDENDS DECLARED PER SHARE                        $   0.665      $    0.665      $    1.995      $   1.995

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.



                                               CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)
                                                                   September 30         December 31
                                                                       1995                1994
                                                                 ----------------      --------------
                                                                      (dollars in thousands)
ASSETS
PROPERTY,  PLANT AND EQUIPMENT:
     In service                                                   $    3,854,530        $  3,770,247
     Construction work in progress                                        44,982              43,943
                                                                 ----------------      --------------
          Total property, plant and equipment                          3,899,512           3,814,190
              Less accumulated depreciation                            1,564,222           1,487,300
                                                                 ----------------      --------------
     Net property, plant and equipment                                 2,335,290           2,326,890
                                                                 ----------------      --------------

OTHER PROPERTY AND INVESTMENTS, at cost                                    8,857               7,868
                                                                 ----------------      --------------
CURRENT ASSETS:
     Cash and cash equivalents                                             4,534               2,455
     Accounts receivable - customers, net                                182,754             118,318
     Accrued unbilled revenues                                            51,000              36,800
     Accounts receivable - other                                           6,755               8,601
     Fuel inventories, at LIFO cost                                       57,867              46,494
     Materials and supplies, at average cost                              24,360              30,401
     Prepayments and other                                                 8,577              43,137
     Accumulated deferred tax assets                                      11,033              12,077
                                                                 ----------------      --------------
          Total current assets                                           346,880             298,283
                                                                 ----------------      --------------
DEFERRED CHARGES:
     Advance payments for gas                                             10,000              10,000
     Income taxes recoverable through future rates                        43,246              47,246
     Other                                                                73,139              92,342
                                                                 ----------------      --------------
          Total deferred charges                                         126,385             149,588
                                                                 ----------------      --------------

TOTAL ASSETS                                                      $    2,817,412        $  2,782,629
                                                                 ================      ==============
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
     Common stock and retained earnings                           $      959,308        $    921,177
     Cumulative preferred stock                                           49,973              49,973
     Long-term debt                                                      845,192             730,567
                                                                 ----------------      --------------
          Total capitalization                                         1,854,473           1,701,717
                                                                 ----------------      --------------
CURRENT LIABILITIES:
     Short-term debt                                                      57,900             182,750
     Accounts payable                                                     60,881              66,391
     Dividends payable                                                    27,415              27,415
     Customers' deposits                                                  21,671              20,904
     Accrued taxes                                                        83,533              25,153
     Accrued interest                                                     15,181              23,873
     Long-term debt due within one year                                 -                     25,350
     Accumulated provision for rate refunds                                5,050               2,970
     Other                                                                32,479              41,321
                                                                 ----------------      --------------
          Total current liabilities                                      304,110             416,127
                                                                 ----------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
     Accrued pension and benefit obligation                               82,392              71,014
     Accumulated deferred income taxes                                   484,809             497,056
     Accumulated deferred investment tax credits                          84,465              88,328
     Other                                                                 7,163               8,387
                                                                 ----------------      --------------
          Total deferred credits and other liabilities                   658,829             664,785
                                                                 ----------------      --------------
COMMITMENTS AND CONTINGENCIES                                           -                   -
                                                                 ----------------      --------------
TOTAL CAPITALIZATION AND LIABILITIES                              $    2,817,412        $  2,782,629
                                                                 ================      ==============

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.



                                                       CONSOLIDATED STATEMENTS OF
                                                               CASH FLOWS
                                                              (Unaudited)

                                                                                        9 Months Ended
                                                                                         September 30
                                                                                   1995               1994
                                                                              --------------     ---------------
                                                                                   (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $    120,366      $      118,833
     Adjustments to Reconcile Net Income to Net Cash
        Provided From Operating Activities:
          Depreciation  and amortization                                             97,071              93,666
          Deferred income taxes and investment tax credits, net                     (10,314)             15,100
          Provision for rate refund                                                   3,050               2,200
          Change in Certain Current Assets and Liabilities:
               Accounts receivable - customers                                      (64,436)            (36,510)
               Accrued unbilled revenues                                            (14,200)             (6,000)
               Fuel, materials and supplies inventories                              (5,332)            (15,144)
               Accumulated deferred tax assets                                        1,044              13,181
               Other current assets                                                  36,406             (22,172)
               Accounts payable                                                      (5,612)            (24,214)
               Accrued taxes                                                         58,380              56,114
               Accrued interest                                                      (8,692)            (11,539)
               Accumulated provision for rate refund                                  2,080             (38,146)
               Other current liabilities                                             (8,075)                528
          Other operating activities                                                 24,412              10,385
                                                                              --------------     ---------------
                   Net cash provided from operating activities                      226,148             156,282
                                                                              --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                     (104,725)           (111,482)
                                                                              --------------     ---------------
                   Net cash used in investing activities                           (104,725)           (111,482)
                                                                              --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Long-term debt, net                                                        87,750             (90,350)
          Short-term debt, net                                                     (124,850)            125,250
          Cash dividends declared on preferred stock                                 (1,737)             (1,737)
          Cash dividends declared on common stock                                   (80,507)            (80,484)
                                                                              --------------     ---------------
                   Net cash used in financing activities                           (119,344)            (47,321)
                                                                              --------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,079              (2,521)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      2,455               6,593
                                                                              --------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $      4,534       $       4,072
                                                                              ==============     ===============

----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
     Interest (net of amount capitalized)                                      $     63,001       $      66,615
     Income taxes                                                              $     35,752       $       9,416

----------------------------------------------------------------------------------------------------------------

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


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company ("OG&E") and its subsidiaries as of September 30, 1995, and December 31, 1994, and the results of operations and the changes in cash flows for the periods ended September 30, 1995, and September 30, 1994, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

          The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.


     2. In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company will adopt this new standard effective January 1, 1996, and believes it will not have a material impact on the Company's consolidated financial position or results of operations.


Item 2 MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL
        CONDITION  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

     The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 1995 (respectively, the "current periods"), and the financial position as of September 30, 1995, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-owned non-utility subsidiary, Enogex Inc. and its subsidiaries ("Enogex") (collectively, the "Company"). Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     As reported in the Company's Form 10-K for the year ended December 31, 1994, the Company restructured and redesigned its operations to reduce costs and to more favorably position itself for the competitive electric utility environment. As part of this process, the Company offered a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages resulted in a reduction of the Company's workforce by approximately 900 employees. Pursuant to an order by the Oklahoma Corporation Commission ("OCC"), OG&E was permitted to amortize the related regulatory asset of $48.9 million as of December 31, 1994 over 26 months and reduce electric rates by approximately $15 million annually, effective January 1995. At September 30, 1995, the unamortized regulatory asset was $32.0 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. In 1995 and 1996, the labor savings are expected to substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million.

     On July 19, 1995, the Company announced its intent to create a holding company that would be the parent company of OG&E and Enogex. See Item 5 of Part II of this Report.

Revenues

     Total operating revenues increased $24.3 million or 5.5 percent in the three months ended September 30, 1995. This increase was primarily attributable to increased electric sales due to a return to more normal weather and an increase in the number of electric customers. These increases were partially offset by the rate reduction that took effect in January 1995 and slightly lower Enogex revenues. In the nine-month period, total operating revenues decreased $55.6 million or 5.2 percent due to milder weather in the first and second quarters, the recovery of lower fuel costs, the rate reduction, a non-recurring fuel related revenue item in 1994 and lower Enogex revenues. These decreases were partially offset by continued customer growth.

     The impact of the return to more normal weather and continued customer growth resulted in an increase of 7.8 percent in kilowatt-hour sales to OG&E customers ("system sales") in the three months ended September 30, 1995. For the nine months ended September 30, 1995, system sales remained relatively constant due to continued customer growth, which offset the mild weather in the first two quarters of 1995. Sales to other utilities increased significantly during the current periods; however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues than system sales.

     Enogex revenues decreased 2.7 percent and 23.4 percent in the current periods. These reductions were due primarily to a reduced emphasis on low margin off-system natural gas sales and lower natural gas prices on gas purchased and resold.

Expenses

     Total operating expenses increased $13.9 million or 4.1 percent in the three months ended September 30, 1995 and decreased $56.2 million or 6.3 percent in the nine-month period. In the three-month period, the increase was primarily due to increased fuel costs associated with higher electric sales and higher current income taxes from increased pre-tax income. Fuel expense increased $7.3 million or 8.3 percent in the three-month period due to increased kilowatt-hours generated. This increase was partially offset by shifting to a higher percentage of generation produced with lower priced coal, combined with reductions in the cost of gas in the current periods. In the nine-month period, the decrease in total operating expenses was due to reduced fuel costs, less purchased power, lower maintenance costs and lower volumes and prices paid by Enogex for gas purchased for resale to third parties.

     Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. The APSC is presently reviewing the gas transportation charges OG&E pays Enogex. (See Item 1 of Part II of this Report for related discussion.)

     Purchased power decreased for the nine months ended September 30, 1995 primarily due to the availability of larger quantities of economically priced energy in 1994.

     Enogex's gas purchased for resale decreased $28.2 million or 31.8 percent in the nine months ended September 30, 1995 due to a reduced emphasis on marketing low margin off-system natural gas and a decline in the market price of natural gas purchased.

     Maintenance expense increased during the three months ended September 30, 1995 due to a major storm in the Company's service area, costs associated with transformer repairs and the write-off of obsolete inventory. Notwithstanding these increases, maintenance costs during the nine months ended September 30, 1995 decreased due to the workforce reduction and efficiencies gained in the maintenance of the Company's power plants.

     For the three months ended September 30, 1995, depreciation and amortization increased primarily due to higher levels of depreciable property. In the nine-month period, the increase is primarily due to an increase in depreciable property, higher oil and gas production volumes (based on units of production depreciation method) and amortization of gas sales contracts by Enogex.

     During the three months ended September 30, 1995, Current and Deferred income tax expense had a net increase of approximately $8 million primarily due to higher pre-tax income; however, during the nine-month period these taxes remained relatively constant. The variance between Current and Deferred taxes during the current periods resulted from normally occurring temporary differences.

     The decreases in interest on long-term debt in the current periods were primarily attributable to Enogex's refinancing of $90 million of medium-term notes in August 1994 and OG&E's refinancing of $79 million of tax exempt bonds in January 1995.

Earnings

     Net income increased $10.7 million or 12.4 percent and $1.5 million or 1.3 percent during the current periods. The increases in earnings reflect the effects of the revenue and expense items discussed above.

LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1995. Short-term borrowings will continue to be used to meet temporary cash requirements.

     In  August  1994,  Enogex   temporarily   refinanced  its  $90  million  of
outstanding medium-term notes with short-term borrowings. In August and September 1995, Enogex issued $120 million of medium-term notes at a composite interest rate of 6.89 percent and replaced the short-term borrowings.

     In January 1995, OG&E refinanced its obligations with respect to $47 million of 5.875 percent Pollution Control Revenue Bonds due December 1, 2007, and $32 million of 6.75 percent Pollution Control Revenue Bonds due March 1, 2006, through the issuance of two new series of pollution control bonds bearing interest at variable, tax-exempt rates. The annualized composite interest rate on the two new series of bonds was approximately 4.1 percent for the period from their date of issuance through September 30, 1995. These refinancings are resulting in lower long-term interest rates during 1995.

     In October 1995, OG&E issued $220 million of long-term debt with $110 million at 6.25 percent due October 15, 2000 and $110 million at 7.30 percent due October 15, 2025. The proceeds from the sale of this new debt will be applied to the redemption on November 29, 1995, of $30 million principal amount of the Company's 8.625 percent First Mortgage Bonds due January 1, 2000, $75 million principal amount of the Company's 8.375 percent First Mortgage Bonds due January 1, 2004, $60 million principal amount of the Company's 9.125 percent First Mortgage Bonds due January 1, 2005, and $55 million principal amount of the Company's 8.625 percent First Mortgage Bonds due January 1, 2006 at the principal amount plus the applicable redemption premium and accrued interest to the redemption date.

     Management will continue to evaluate the Company's debt portfolio and expects to issue additional debt to replace other bonds as appropriate.

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

                           PART II. OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

     For a description of certain legal proceedings presently pending, reference is made to: (i) Item 3 of the Company's 1994 Form 10-K, (ii) Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and (iii) Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. Except as set forth below, there are no new significant cases to report for Oklahoma Gas and Electric Company or its subsidiary, Enogex Inc., and there have been no significant changes in the previously reported proceedings.

     Reference is made to paragraph No. 1 under Item 3 "Legal Proceedings" of the Company's 1994 Form 10-K involving a breach of contract claim by Puritan Oil and Gas Corporation against OG&E. On January 4, 1994, the United States District Court for the Western District of Oklahoma dismissed Count III of Plaintiffs' claim. Plaintiffs' appeal of this order was denied on January 11, 1995, by the 10th Circuit Court of Appeals pursuant to a stipulation of the parties. The remaining breach of contract claims were submitted to private binding arbitration. The first and second phases of the arbitration have been concluded and the third stage is expected to be completed by the end of the year. Management does not believe the outcome of this proceeding will have a material adverse effect on the Company's consolidated financial position or its results of operations for numerous reasons, which include that the underlying dispute between the parties is a contractual dispute under a gas purchase contract. Management is vigorously pursuing the defense of this matter.

     Reference is made to paragraph No. 5 under Item 3 "Legal Proceedings" of the Company's 1994 Form 10-K involving the voluntary disclosure under the Toxic Substance Control Act ("TSCA"). On September 18, 1995, the EPA filed a Complaint and Notice of Opportunity for Hearing pursuant to Section 16 of the TSCA which sets forth known counts of alleged violations. The proposed fine, which was mitigated due to the Company's voluntary disclosure, was approximately $25,000.00. The Company entered into a Consent Agreement/Consent Order which finalizes this matter.

     The APSC is currently reviewing the amounts that OG&E pays Enogex and recovers through its fuel adjustment clause for transporting natural gas to OG&E's gas-fired generating stations. OG&E cannot predict the outcome of this review. Nevertheless, at the present time, management does not believe this proceeding will have a material adverse effect on the Company's consolidated financial position or its results of operations.

Item 5 OTHER INFORMATION

     Holding Company Restructuring
     -----------------------------

     As previously reported on its Form 8-K Current Report dated July 26, 1995, OG&E has proposed a corporate restructuring pursuant to which it will become a subsidiary of a newly-formed holding company ("OGE Energy Corp.") and OG&E's common stock will be exchanged on a share-for-share basis for common stock of OGE Energy Corp.

     Also as a part of this restructuring, OG&E's subsidiary, Enogex Inc., will become a direct subsidiary of OGE Energy Corp. The restructuring is subject to certain conditions, including shareowner approval and the receipt of regulatory approvals. A special shareowners meeting has been set for November 16, 1995 to vote on the proposed restructuring.


Unaudited Pro Forma Financial  Information
------------------------------------------

     The following unaudited pro forma financial information presents the historical consolidated balance sheet, statement of income and retained earnings and ratio of earnings to fixed charges of OG&E after giving effect to the restructuring, including the transfer of Enogex Inc. and its subsidiaries to OGE Energy Corp. The unaudited pro forma balance sheet at September 30, 1995, gives effect to the restructuring as if it had occurred at September 30, 1995. The unaudited pro forma statement of income for the period ended September 30, 1995, gives effect to the restructuring as if it had occurred at the beginning of the period presented. The unaudited pro forma ratio of earnings to fixed charges for the twelve months ended September 30, 1995, gives effect to the restructuring as if it had occurred at the beginning of the period presented.

     The pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of OG&E and the Form 8-K Current Report dated August 3, 1995 (File No. 1-1097) which is incorporated herein by reference. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the transaction been consummated on the date, or at the beginning of the periods, for which the transaction is being given effect nor is it necessarily indicative of future operating results or financial position.




             UNAUDITED PRO FORMA RATIO OF EARNINGS TO FIXED CHARGES


                                      Twelve Months
                                         Ended
                                   September  30, 1995
                                   -------------------
 Unaudited Pro Forma Ratio of
     Earnings to Fixed Charges               3.70

     For purposes of this ratio, "Earnings" consist of the aggregate of net income, taxes on income, investment tax credit (net) and "fixed charges." "Fixed charges" consist of interest on long term debt, related amortization, interest on short-term borrowings and a calculated portion of rents considered to be interest.

     See Notes to Unaudited Pro Forma Financial Statements for a description of the assumptions used to prepare the unaudited pro forma ratio of earnings to fixed charges.



                                             Oklahoma Gas and Electric Company
                                             Unaudited Pro Forma Balance Sheet
                                                     September 30, 1995

                                                                     O.G.& E.        Pro Forma         Pro Forma
                                                                  (As Reported)    Adjustments (1)      O.G. & E.
                                                                 --------------    --------------    --------------
                                                                               (dollars in thousands)
      ASSETS
      PROPERTY, PLANT AND EQUIPMENT:
           In service                                            $   3,854,530     $   (363,865)     $   3,490,665
           Construction work in progress                                44,982          (13,861)            31,121
                                                                 --------------    --------------    --------------
                Total property, plant and equipment                  3,899,512         (377,726)         3,521,786
                                                                 -------------     --------------    --------------
                  Less accumulated depreciation                      1,564,222          (99,814)         1,464,408
                                                                 --------------    --------------    --------------
                Net property, plant and equipment                    2,335,290         (277,912)         2,057,378
                                                                 --------------    --------------    --------------
      OTHER PROPERTY AND INVESTMENTS, at cost                            8,857           (1,485)             7,372
                                                                 --------------    --------------    --------------
      CURRENT ASSETS:
           Cash and cash equivalents                                     4,534           (4,053)               481
           Accounts receivable - customers, less reserve               182,754          (15,460)           167,294
           Accrued unbilled revenues                                    51,000           -                  51,000
           Accounts receivable - other                                   6,755           13,337             20,092
           Fuel inventories, at LIFO cost                               57,867           (1,548)            56,319
           Materials and supplies, at average cost                      24,360           (4,990)            19,370
           Prepayments and other                                         8,577             (528)             8,049
           Accumulated deferred tax assets                              11,033             (364)            10,669
                                                                 --------------    --------------    --------------
                Total current assets                                   346,880          (13,606)           333,274
                                                                 --------------    --------------    --------------
      DEFERRED CHARGES:
           Advance payments for gas                                     10,000           -                  10,000
           Income taxes recoverable - future rates                      43,246           -                  43,246
           Other                                                        73,139          (15,764)            57,375
                                                                 --------------    --------------    --------------
                Total deferred charges                                 126,385          (15,764)           110,621
                                                                 --------------    --------------    --------------
      TOTAL ASSETS                                               $   2,817,412     $   (308,767)     $   2,508,645
                                                                 ==============    ==============    ==============

      CAPITALIZATION AND LIABILITIES
      CAPITALIZATION:
           Common stock and retained earnings                    $     959,308     $   (103,512)     $     855,796
           Cumulative preferred stock                                   49,973           -                  49,973
           Long-term debt                                              845,192         (120,000)           725,192
                                                                 --------------    --------------    --------------
                Total capitalization                                 1,854,473         (223,512)         1,630,961
                                                                 --------------    --------------    --------------
      CURRENT LIABILITIES:
           Short-term debt                                              57,900           -                  57,900
           Accounts payable                                             60,881          (13,198)            47,683
           Dividends payable                                            27,415           -                  27,415
           Customers' deposits                                          21,671           -                  21,671
           Accrued taxes                                                83,533           (2,168)            81,365
           Accrued interest                                             15,181           (1,111)            14,070
           Accumulated provision for rate refunds                        5,050           -                   5,050
           Other                                                        32,479             (960)            31,519
                                                                 --------------    --------------    --------------
                Total current liabilities                              304,110          (17,437)           286,673
                                                                 --------------    --------------    --------------
      DEFERRED CREDITS AND OTHER LIABILITIES:
           Accrued pension and benefit obligation                       82,392           (3,517)            78,875
           Accumulated deferred income taxes                           484,809          (60,746)           424,063
           Accumulated deferred investment tax credits                  84,465           -                  84,465
           Other                                                         7,163           (3,555)             3,608
                                                                 --------------    --------------    --------------
                Total deferred credits and other liabilities           658,829          (67,818)           591,011
                                                                 --------------    --------------    --------------
      TOTAL CAPITALIZATION AND LIABILITIES                       $   2,817,412     $   (308,767)     $   2,508,645
                                                                 ==============    ==============    ==============

      See accompanying notes to unaudited pro forma financial statements.




                                          Oklahoma Gas and Electric Company
                            Unaudited Pro Forma Statements of Income and Retained Earnings
                                         Nine Months ended September 30, 1995

                                                               O.G. & E.           Pro Forma          Pro Forma
                                                             (As Reported)       Adjustments (2)      O.G. & E.
                                                            ---------------    -----------------  ----------------
                                                                      (thousands except per share data)
     OPERATING REVENUES:
          Electric Utility                                  $      927,246     $                  $       927,246
          Non-Utility Subsidiary                                    90,893            (90,893)           -
                                                            ---------------    ----------------   ----------------
            Total Operating Revenues                             1,018,139            (90,893)            927,246

     OPERATING EXPENSES:
          Fuel                                                     206,234             33,505             239,739
          Purchased power                                          162,806            -                   162,806
          Gas purchased for resale                                  60,488            (60,488)           -
          Other operation                                          169,984            (26,337)            143,647
          Maintenance                                               39,881             (1,326)             38,555
          Depreciation and amortization                             97,071            (14,388)             82,683
          Current income taxes                                      80,566             (1,708)             78,858
          Deferred income taxes, net                                (6,452)            (1,256)             (7,708)
          Deferred investment tax credits, net                      (3,862)           -                    (3,862)
          Taxes other than income                                   34,224             (2,928)             31,296
                                                            ---------------    ----------------   ----------------
            Total operating expenses                               840,940            (74,926)            766,014
                                                            ---------------    ----------------   ----------------
     OPERATING INCOME                                              177,199            (15,967)            161,232
                                                            ---------------    ----------------   ----------------
     OTHER INCOME AND DEDUCTIONS:
          Interest income                                            2,834               (241)              2,593
          Other                                                     (3,306)               105              (3,201)
                                                            ---------------    ----------------   ----------------
            Net other income and deductions                           (472)              (136)               (608)
                                                            ---------------    ----------------   ----------------
     INTEREST CHARGES:
          Interest on long-term debt                                46,666             (1,512)             45,154
          Allowance for borrowed funds used
            during construction                                     (1,027)           -                    (1,027)
          Other                                                     10,722             (5,454)              5,268
                                                            ---------------    ----------------   ----------------
            Total interest charges, net                             56,361             (6,966)             49,395
                                                            ---------------    ----------------   ----------------
     NET INCOME                                                    120,366             (9,137)            111,229

     PREFERRED DIVIDEND REQUIREMENTS                                 1,737            -                     1,737
                                                            ---------------    ----------------   ----------------
     EARNINGS  AVAILABLE FOR COMMON                         $      118,629     $       (9,137)    $       109,492
                                                            ===============    ================   ================
     AVERAGE COMMON SHARES OUTSTANDING                              40,354            -                    40,354
     EARNINGS PER AVERAGE COMMON SHARE                      $         2.94     $        (0.23)    $          2.71



     STATEMENT OF RETAINED EARNINGS
                                                              O.G. & E.           Pro Forma          Pro Forma
                                                            (As Reported)        Adjustments         O.G. & E.
                                                            ---------------    ----------------   ----------------
     BALANCE AT BEGINNING OF PERIOD                         $      409,960     $     (104,197)    $       305,763
     ADD-net income                                                120,366             (9,137)            111,229
                                                            ---------------    ----------------   ----------------
       Total                                                       530,326           (113,334)            416,992


     DEDUCT:
       Cash dividends declared on preferred stock                    1,737            -                     1,737
       Cash dividends declared on common stock                      80,507             (9,822)             70,685
                                                            ---------------    ----------------   ----------------
         Total                                                      82,244             (9,822)             72,422
                                                            ---------------    ----------------   ----------------
     BALANCE AT END OF PERIOD                               $      448,082     $     (103,512)    $       344,570
                                                            ===============    ================   ================

     See accompanying notes to unaudited pro forma financial statements.


                NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

          1. Subsidiary assets, liabilities, equity and results of operations have been eliminated from consolidated Oklahoma Gas and Electric Company amounts to reflect the transfer of ownership and control of all consolidated subsidiaries from Oklahoma Gas and Electric Company to OGE Energy Corp.

          2. After the transaction, Oklahoma Gas and Electric Company will not retain ownership of the subsidiary currently being consolidated. Consequently, intercompany transactions between Oklahoma Gas and Electric Company and its current consolidated subsidiary have not been eliminated in the pro forma financial statements.

               The most significant intercompany transactions are transmission fees and related charges to Oklahoma Gas and Electric Company from Enogex, its subsidiary whose core business has been to deliver natural gas to Oklahoma Gas and Electric Company power plants. The amount of these charges were $33.5 million for the 9 months ended September 30, 1995.

         Item 6 EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                  27.01 - Financial Data Schedule.
                  99.01 - Form  8-K  Report,  dated  August  3,  1995, (File No.
                          1-1097)  of   Oklahoma   Gas  and   Electric   Company
                          (incorporated by reference herein).

                  Reports on Form 8-K

                  A Form 8-K Current Report under Item 5, dated October 23, 1995, reported the Company entered into an Underwriting Agreement relating to $110,000,000 inaggregate principal amount of its 7.30% Senior Notes, Series due October 15, 2025. On October 23, 1995, the Company also entered into another Underwriting Agreement relating to $110,000,000 in aggregate principal amount of its 6.250% Senior Notes, Series due October 15, 2000.

                  A Form 8-K Current Report under Item 5, dated October 25, 1995, reported earnings for the quarter and twelve months ended September 30, 1995.

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

November 13, 1995


                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

27.01                  Financial Data Schedule

99.01 Form 8-K Report, dated August 3, 1995 (File No. 1-1097) of Oklahoma Gas and Electric Company (incorporated by reference herein).
