Form 10-K
period 1995-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 1996-03-22
CIK 74145

================================================================================

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

For the fiscal year ended December 31, 1995    Commission File Number 1-1097

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 1996, Common Shares outstanding were 40,371,409. Based upon the closing price on the New York Stock Exchange on February 29, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Company was: Common Stock $1,658,173,234 and 4% Cumulative Preferred Stock $5,590,308.

     The proxy statement for the 1996 annual meeting of shareowners is incorporated by reference into Part III of this Report.

================================================================================


                                TABLE OF CONTENTS


ITEM                                                                      PAGE
----                                                                      ----

                                     PART I

Item 1.  Business. .....................................................    1
         The Company ...................................................    1
         Electric Operations............................................    2
           General                                                          2
           Finance and Construction.....................................    5
           Regulation and Rates.........................................    7
           Rate Structure, Load Growth and Related Matters..............    9
           Fuel Supply..................................................   11
         Environmental Matters..........................................   13
         Enogex                                                            14

Item 2.  Properties.....................................................   17

Item 3.  Legal Proceedings. ............................................   18

Item 4.  Submission of Matters to a Vote of Security Holders............   21

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters......................................   25

Item 6.  Selected Financial Data........................................   26

Item 7.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition.......................   27

Item 8.  Financial Statements and Supplementary Data....................   36

Item 9.  Changes in and Disagreements with Accountants
               and Financial Disclosure ................................   69

                                     PART III

Item 10. Directors and Executive Officers of the Registrant.............   69

Item 11. Executive Compensation.........................................   69

Item 12. Security Ownership of Certain Beneficial
               Owners and Management....................................   69

Item 13. Certain Relationships and Related Transactions.................   69

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
               Reports on Form 8-K......................................   69

                                        i

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

     OG&E, incorporated in 1902 under the laws of the Oklahoma Territory, is the largest electric utility in the State of Oklahoma. OG&E sold its retail gas business in 1928, and now owns and operates an interconnected electric production, transmission and distribution system which includes eight active generating stations with a total capability of 5,647,300 kilowatts. Enogex owns and operates over 3,000 miles of natural gas transmission and gathering pipelines, has interests in five gas processing plants, markets natural gas and natural gas products and invests in the exploration and production of natural gas. At the end of 1995, Enogex had 290 members and OG&E had 2,475 members. OG&E's executive offices are located at 101 North Robinson, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone (405) 553-3000.

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

     In response to an application filed by OG&E on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted OG&E to: (1) establish a regulatory asset in connection with the costs associated with the workforce reduction; (2) amortize the December 31, 1994, balance of the regulatory asset over 26 months; and (3) reduce OG&E's electric rates by approximately $15 million annually, effective January 1995. In 1995, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million. See "Regulation and Rates - Recent Regulatory Matters" and Note 10 of Notes to Consolidated Financial Statements for a further discussion of the OCC's orders in February and October 1994.

     On July 19, 1995, OG&E announced plans to create a holding company structure with OGE Energy Corp. becoming the parent company of OG&E. At a special meeting of shareowners on November 16, 1995, OG&E shareowners approved the new holding company structure. Upon receiving regulatory approval, which is currently expected by mid-1996, OG&E's common stock will be exchanged on a share-for-share basis for common stock of OGE Energy Corp. and OG&E will become a subsidiary of OGE Energy Corp. See "Regulation and Rates - Recent Regulatory Matters" and "Supplementary Data - Unaudited Pro Forma Financial Information" for a further discussion of this matter.


                            ELECTRIC OPERATIONS

GENERAL


     OG&E furnishes retail electric service in 274 communities and their contiguous rural and suburban areas. During 1995, five other communities and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area, with an estimated population of 1.7 million, covers approximately 30,000 square miles in Oklahoma and western Arkansas; including Oklahoma City, the largest city in Oklahoma, and Ft. Smith, Arkansas, the second largest city in that state. Of the 279 communities served, 248 are located in Oklahoma and 31 in Arkansas. Approximately 91 percent of total electric operating revenues for the year ended December 31, 1995, were derived from sales in Oklahoma and the remainder from sales in Arkansas.

     OG&E's system control area peak demand as reported by the system dispatcher for the year was approximately 5,130 megawatts, and occurred on July 12, 1995. OG&E's native load was approximately 4,793 megawatts on July 12, 1995, resulting in a capacity margin of approximately 21.5 percent. As reflected in the table below and in the operating statistics on page 4, total kilowatt-hour sales increased 7.0 percent in 1995 as compared to a decrease of 9.0 percent in 1994 and a 0.3 percent decrease in 1993. In 1995, kilowatt-hour sales to OG&E customers ("system sales") increased slightly due to continued customer growth. Sales to other utilities ("off-system sales") increased significantly, however, off-system sales are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales. In 1994 and 1993, factors which resulted in variations in total kilowatt-hour sales included: (i) the decrease in off-system sales in 1994, (ii) continued customer growth; and (iii) more normal weather in 1993.

     Variations in kilowatt-hour sales for the three years are reflected in the following table:

                                SALES (Millions of kWh)
                                  Inc/            Inc/              Inc/
                         1995    (Dec)   1994    (Dec)     1993    (Dec)
------------------------------------------------------------------------------

System Sales            20,828     0.9%  20,642     2.2%    20,202     5.0%
Off-System Sales         1,852   232.6%     557   (82.1%)    3,104   (25.0%)
                        ------           ------             ------
Total Sales             22,680     7.0%  21,199    (9.0%)   23,306    (0.3%)
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


     Electric and magnetic fields ("EMFs") surround all electric tools and appliances, internal home wiring and external power lines such as those owned by OG&E. During the last several years considerable attention has focused on possible health effects from EMFs. While some recent studies indicate a possible correlation, other similar studies indicate no correlation between EMFs and health effects. The nation's electric utilities, including OG&E, have participated with the Electric Power Research Institute ("EPRI") in the sponsorship of more than $75 million in research to determine the possible health effects of EMFs. In addition, the Edison Electric Institute ("EEI") will help fund $65 million for EMF studies over a five-year period, beginning in 1994. One-half of this amount is expected to be funded by the federal government, and two-thirds of the non-federal funding is expected to be provided by the electric utility industry. Through its participation with the EPRI and EEI, OG&E will continue its support of the research with regard to the possible health effects of EMFs. OG&E is dedicated to delivering electric service in a safe, reliable, environmentally acceptable and economical manner.



                          OKLAHOMA GAS AND ELECTRIC COMPANY

                            CERTAIN OPERATING STATISTICS


                                                     Year Ended December 31

                                                  1995        1994       1993
                                                  ----        ----       ----


ELECTRIC ENERGY:
   (Millions of kWh)
   Generation (exclusive of station use)...      20,639      18,325      21,789
   Purchased...............................       3,578       4,387       3,169
                                             ----------  ----------  ----------
       Total generated and purchased.......      24,217      22,712      24,958
   Company use, free service and losses....      (1,537)     (1,513)     (1,652)
                                             ----------  ----------  ----------
       Electric energy sold................      22,680      21,199      23,306
                                             ==========  ==========  ==========

ELECTRIC ENERGY SOLD:
   (Millions of kWh)
   Residential.............................       6,848       6,739       6,631
   Commercial and industrial...............      10,963      10,886      10,595
   Public street and highway lighting......          66          66          64
   Other sales to public authorities.......       2,087       2,018       1,966
   Sales for resale........................       2,716       1,490       4,050
                                             ----------  ----------  ----------
       Total...............................      22,680      21,199      23,306
                                             ==========  ==========  ==========

OPERATING REVENUES:
   (Thousands)
     Electric Revenues:
       Residential.........................  $  471,313  $  476,441  $  488,921
       Commercial and industrial...........     512,212     549,528     582,733
       Public street and highway lighting..       9,115       9,294       9,433
       Other sales to public authorities...      95,660      99,789     107,035
       Sales for resale....................      63,340      43,001      89,945
       Provision for rate refund ..........      (2,437)     (3,417)    (14,963)
       Miscellaneous.......................      19,084      22,262      19,712
                                             ----------  ----------  ----------
         Total Electric Revenues...........   1,168,287   1,196,898   1,282,816
     Non-utility subsidiary................     133,750     158,270     164,436
                                             ----------  ----------  ----------
           Total...........................  $1,302,037  $1,355,168  $1,447,252
                                             ==========  ==========  ==========

NUMBER OF ELECTRIC CUSTOMERS:
   (At end of period)
   Residential.............................     583,741     578,044     568,780
   Commercial and industrial...............      82,577      81,175      79,572
   Public street and highway lighting......         249         249         248
   Other sales to public authorities.......      10,340      10,198      10,074
   Sales for resale........................          43          39          39
                                             ----------  ----------  ----------
       Total...............................     676,950     669,705     658,713
                                             ==========  ==========  ==========

RESIDENTIAL ELECTRIC SERVICE:
   Average annual use (kWh)................      11,786      11,724      11,688
   Average annual revenue..................  $   811.10  $   828.86  $   861.72
   Average price per kWh (cents)...........        6.88        7.07        7.37

FINANCE AND CONSTRUCTION


     The Company meets its cash needs through internally generated funds, short-term borrowings and permanent financing. Cash flows from operations remained strong in 1995 and 1994, which enabled the Company to internally generate the required funds to satisfy construction expenditures during 1995 and 1994.

     Management expects that internally generated funds will be adequate over the next three years to meet OG&E's capital requirements. The primary capital requirements for 1996 through 1998 are estimated as follows:

(dollars in millions)                   1996             1997              1998
--------------------------------------------------------------------------------

Consolidated construction
  expenditures including AFUDC .....    $147             $134              $138

Maturities of long-term debt and
  sinking fund requirement .........     ---               15                25
================================================================================
     Total .........................    $147             $149              $163
================================================================================

     The three-year estimate includes expenditures for construction of new facilities to meet anticipated demand for service, to replace or expand existing facilities in both its electric and non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. Approximately $1.6 million of the Company's construction expenditures budgeted for 1996 are to comply with environmental laws and regulations. OG&E's construction program was developed to support an anticipated peak demand growth of one to two percent annually and to maintain minimum capacity reserve margins as stipulated by the Southwest Power Pool. See "Rate Structure, Load Growth and Related Matters."

     OG&E intends to meet its customers' increased electricity needs during the foreseeable future by maintaining the reliability and increasing the utilization of existing capacity. OG&E's current resource strategy includes the reactivation of existing plants and the addition of peaking resources. OG&E does not anticipate the need for another base-load plant in the foreseeable future.

     OG&E's ability to sell additional securities on satisfactory terms to meet its capital needs is dependent upon numerous factors, including general market conditions for utility securities, which will impact OG&E's ability to meet earnings tests for the issuance of additional first mortgage bonds and preferred stock. Based on earnings for the twelve months ended December 31, 1995, and assuming an annual interest rate of 8.2 percent, OG&E could issue more than $900 million in principal amount of additional first mortgage bonds under the earnings test contained in OG&E's Trust Indenture (assuming adequate property additions were available). Under the earnings test contained in OG&E's Restated Certificate of Incorporation and assuming none of the foregoing first mortgage bonds are issued, more than $900 million of additional preferred stock at an assumed annual dividend rate of 8.0 percent could be issued as of December 31, 1995.

     The Company will continue to use short-term borrowings to meet temporary cash requirements and has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The maximum amount of outstanding short-term borrowings during 1995 was $267.7 million.

     OG&E's resource strategy for supplying energy through the next decade and beyond consists of evaluating measures to keep its existing generating plants operating efficiently well past their traditional retirement dates. As long as the cost to keep existing plants operating reliably and efficiently is less than the cost of alternative sources of capacity, existing plants will be operated.

     In accordance with the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA") (see "Regulation and Rates - National Energy Legislation"), OG&E is obligated to purchase 110 megawatts of capacity annually from Smith Cogeneration, Inc. and 320 megawatts annually from Applied Energy Services, Inc., another cogenerator. In 1986, a contract was signed with Sparks Regional Medical Center to purchase energy not needed by the hospital from its nominal seven megawatt cogeneration facility. In 1987, OG&E signed a contract to purchase up to 110 megawatts of capacity from Mid-Continent Power Company, Inc. This purchase of capacity is currently planned to begin in 1998 and carries no obligation on the part of OG&E to purchase energy. The purchases under each of these cogeneration contracts were approved by the appropriate regulatory commissions at rates set in accordance with PURPA.

     OG&E's financial results depend to a large extent upon the tariffs it charges customers and the actions of the regulatory bodies that set those tariffs, the amount of energy used by its customers, the cost and availability of external financing and the cost of conforming to government regulations.

REGULATION AND RATES


     OG&E's retail electric tariffs in Oklahoma are regulated by the OCC, and in Arkansas by the Arkansas Public Service Commission ("APSC"). The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's wholesale electric tariffs, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"). The Secretary of the Department of Energy has jurisdiction over some of OG&E's facilities and operations.

     For the year ended December 31, 1995, approximately 87 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC, and six percent to the FERC.

     RECENT  REGULATORY  MATTERS:  On February 25, 1994, the OCC issued an order
     ---------------------------
that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by approximately $17 million annually and required OG&E to refund approximately $41.3 million. Of the $41.3 million refund, $39.1 million is associated with revenues prior to January 1, 1994, while the remaining $2.2 million related to 1994.

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

     The Company will file for an electric utility rate review with the OCC in mid-1996. This review of OG&E's electric utility rates should conclude no later than six months after the rate case filing, a new requirement under Oklahoma law.

     In 1994, the Company underwent a significant restructuring effort and redesign of its operations to more favorably position itself for the competitive electric utility environment. The Company incurred $63.4 million of restructuring costs in 1994. Pending an OCC order, OG&E deferred the costs associated with a VERP and severance package in the third quarter of 1994. Between August 1, and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by OG&E on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted OG&E to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced OG&E's electric rates by approximately $15 million annually, effective January 1995. Management anticipates that labor savings from the VERP and severance package will substantially offset the amortization of the regulatory asset and annual rate reduction of $15 million. Labor savings in 1994 and 1995 approximated the amortization of the deferred amount and therefore, did not significantly impact 1994 or 1995 results. However, approximately $6.5 million in other restructuring expenses reduced 1994 earnings by $0.10 per share. At December 31, 1995, the deferred amount was $26.3 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other.

     On July 19, 1995, OG&E announced plans to create a holding company structure with OGE Energy Corp. becoming the parent company of OG&E. At a special meeting of shareowners on November 16, 1995, OG&E shareowners approved the new holding company structure. Upon regulatory approval, which is currently expected by mid-1996, OG&E's common stock will be exchanged on a share-for-share basis for common stock of OGE Energy Corp. and OG&E will become a subsidiary of OGE Energy Corp. As part of this corporate restructuring, OG&E's wholly-owned subsidiary, Enogex Inc. and Enogex's subsidiaries (collectively "Enogex") will also become a direct subsidiary of OGE Energy Corp. The holding company structure will provide greater flexibility to take advantage of opportunities to develop or acquire other businesses, providing opportunities for increased earnings in an increasingly competitive business environment. The holding company structure will clearly separate the Company's electric utility business from the non-utility businesses of the other OGE Energy Corp. subsidiaries for regulatory, capital structure and other purposes. See "Supplementary Data-Unaudited Pro Forma Financial Information" for a further discussion of this matter.

     On October 5, 1994, the OCC issued an order instructing the OCC staff of the Public Utility Division ("PUD") to move forward with the development of OCC rules to implement the mandates of Sections 111 and 115 of the National Energy Policy Act of 1992, requiring OG&E and other electric utilities to each submit 20-year Integrated Resource Plans ("IRP"). Following several technical conferences, in Order No. 398049, Cause No. RM 950000011 issued December 18, 1995, the OCC stated that it encourages Oklahoma electric and gas utilities to utilize IRP principles, but found it unnecessary to set new rules dictating requirements for IRP.

     Pursuant to an order from the APSC in July 1992, OG&E and other electric utilities serving customers in Arkansas were required to submit 20-year IRP with the APSC. On October 10, 1995, the APSC issued Order No. 9, Docket No. 92-164-U, which recognized the shifting pressures on today's utility industry, the industry's good planning practices, the increasing competitive markets for energy services and the need for publicly available information on utility plans and planning processes. The APSC also recognized that long-term integrated resource planning under prescriptive regulatory guidelines is no longer the most appropriate or, more importantly, most effective means to protect the public interest. Therefore, the APSC is not utilizing the IRP.

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

     NATIONAL ENERGY LEGISLATION: The National Energy Act of 1978 imposes numerous responsibilities and requirements on OG&E. PURPA requires electric utilities, such as OG&E, to purchase electric power from, and sell electric power to, qualified cogeneration facilities ("QFs") and small power production facilities. Generally stated, electric utilities must purchase electric energy and production capacity made available by QFs and small power producers at a rate reflecting the cost that the purchasing utility can avoid as a result of obtaining energy and production capacity from these sources; rather than generating an equivalent amount of energy itself or purchasing the energy or capacity from other suppliers.

OG&E has entered into agreements with four such cogenerators. See "Finance and Construction." Electric utilities also must furnish electric energy to QFs on a non-discriminatory basis at a rate that is just and reasonable and in the public interest and must provide certain types of service which may be requested by QFs to supplement or back up those facilities' own generation.

     The National Energy Policy Act of 1992 ("Energy Act") is expected to make some significant changes in the operations of the electric utility industry and the federal policies governing the generation and sale of electric power. The Energy Act, among other things, allows the FERC to order utilities to permit access to their electrical transmission systems and to transmit power produced by independent power producers at transmission rates set by the FERC. The Energy Act also provides funds to study electric vehicle technology, the effects of electric and magnetic fields, and institutes a tax credit for generating electricity using renewable energy sources. The Energy Act also is designed to promote competition in the development of wholesale power generation in the electric industry. It exempts a new class of independent power producers from regulation under the Public Utility Holding Company Act of 1935 and allows the FERC to order "wholesale wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. Also, numerous states are considering proposals to require "retail wheeling."

     Pursuant to the Energy Act, in 1995 the FERC issued a Notice of Proposed Rulemaking on Open Access Non-discriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collectively, the Mega-NOPR). The Mega-NOPR is intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to offer open access to their transmission systems. Concurrently with the Mega-NOPR, FERC issued a proposal for a Real-Time Information Network intended to facilitate open access by requiring each electric utility to create an electronic bulletin board of information regarding their transmission system services, availability and rates. The Energy Act, these proposals and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. Past actions include the redesign and restructuring effort in 1994 and continuing actions to reduce fuel costs, both of which have resulted in lower retail rates, especially for industrial customers. While the Company is supportive of competition, it believes that all electric suppliers must be required to compete on a fair and equitable basis and the Company intends to vigorously advocate this position.


RATE STRUCTURE, LOAD GROWTH
 AND RELATED MATTERS


     Two of OG&E's primary goals in its electric tariff designs are: (i) to increase electric revenues by attracting and expanding job-producing businesses and industries; and (ii) to encourage the efficient use of energy by all of its customers. In order to meet these goals, OG&E has reduced and restructured its rates to its key customers while at the same time implementing numerous energy efficiency programs and tariff schedules. These programs and schedules include:
(i) residential energy audits promoting efficient energy use, and assistance programs that help residential customers live in comfortable homes with lower energy costs; (ii) the PEAKS program, which provides credit on a customer's bill for the installation of a device that periodically cycles off the customer's central air conditioner during peak summer periods; (iii) a load curtailment rate for industrial and commercial customers who can demonstrate a load curtailment of at least 300 kilowatts; and (iv) time-of-use rate schedules for various commercial, industrial and residential customers designed to shift energy usage from peak demand periods during the hot summer afternoons to non-peak hours.

     In 1995, OG&E's marketing efforts included electrotechnologies, an electric food service promotion and a heat pump promotion in the residential, commercial and industrial markets. Educating customers to use available time-of-use rates to lower their energy costs was also pursued. These rates can make commercial and industrial heating and cooling especially economical if power is used with thermal storage systems which chills water at night for cooling the next day. OG&E works closely with individual customers to provide the best information on how current technologies can be combined with OG&E's marketing programs to maximize the customer's benefit.

     OG&E continues studying programs such as Real Time Pricing to keep its electric tariffs attractive and to control peak demand growth. Real Time Pricing is a service option which prices electricity so that current price varies hourly with short notice to reflect current expected cost. The technique will allow a measure of competitive pricing, a broadening of customer choice, balancing of electricity usage and capacity in the short and long term, and help customers to control their costs. OG&E will implement a pilot program in 1996 with some industrial customers.

     OG&E currently does not anticipate the need for new baseload generating plants in the foreseeable future. For further discussion, see "Finance and Construction."

FUEL SUPPLY


     During 1995, approximately 23 percent of the OG&E-generated energy was produced by natural gas-fired units and 77 percent by coal-fired units. It is estimated that the fuel mix for 1996 through 2000, based upon expected generation for these years, will be as follows:

                     1996          1997         1998         1999          2000
--------------------------------------------------------------------------------
Natural Gas......     18%           22%          22%          23%           25%
Coal.............     82%           78%          78%          77%           75%

     The decline in the percentage of coal-fired generation relative to total generation will result from projected increases in natural gas-fired generation, not a reduction in kwh of coal-fired generation.

     The average cost of fuel used, by type, per million Btu for each of the 5 years was as follows:

                     1995          1994         1993         1992          1991
--------------------------------------------------------------------------------
Natural Gas......   $3.19         $3.58        $3.64        $3.48         $3.14
Coal.............   $0.83         $0.78        $1.16        $1.18         $1.21
Weighted Avg.....   $1.41         $1.58        $1.92        $1.88         $1.96

     A portion of the fuel cost is included in base rates and differs for each jurisdiction. The portion of these costs that is not included in base rates is recovered through automatic fuel adjustment clauses. See "Regulation and Rates - Automatic Fuel Adjustment Clauses."

GAS-FIRED UNITS: For calendar year 1996, OG&E will acquire  approximately 25% of
---------------
its gas needs from long-term gas purchase contracts. The remainder of OG&E's gas needs during 1996 will be supplied by contracts with at-market pricing or through day to day purchases on the spot market.

     In 1993, OG&E began utilizing a natural gas storage facility which helps lower fuel costs by allowing OG&E to optimize economic dispatch between fuel types and take advantage of seasonal variations in natural gas prices. By diverting gas into storage during low demand periods, OG&E is able to use as much coal as possible to generate electricity and utilize the stored gas to meet the additional demand for electricity. In 1996, gas storage will give OG&E the flexibility to generate about 82 percent of its electricity with coal. It is expected that with the continued utilization of the gas storage facility, OG&E will be able to further reduce its fuel costs in 1996.

COAL-FIRED  UNITS:  All OG&E coal  units,  with an  aggregate  capacity of 2,530
-----------------
megawatts, are designed to burn low sulfur western coal. OG&E purchases coal under a mix of long- and short-term contracts. During 1995, OG&E purchased 11 million tons of coal from the following Wyoming suppliers: Amax Coal West, Inc., Kerr-McGee Coal Corporation, Caballo Rojo, Inc., Kennecott Energy Company, Thunder Basin Coal Company and Powder River Coal Company. The combination of all coals has an average sulfur content of 0.33 percent and can be burned in these units under existing federal, state and local environmental standards ( maximum of 1.2 pounds of sulfur dioxide per million Btu) without the addition of sulfur dioxide removal systems.

     During 1995, OG&E burned a total of 9.4 million tons of coal. Based upon the average sulfur content of Wyoming coal, OG&E units have an approximate emission rate of 0.76 pounds of sulfur dioxide per million Btu.

     Wyoming coal is transported to OG&E generating stations, a distance of approximately 1,000 miles, by 112 rail car unit trains. In 1995, OG&E completed the upgrading of its unit train fleet to high volume aluminum body rail cars. Currently, the fleet is comprised of 1,495 leased cars. Each aluminum rail car has a maximum capacity of 120 net tons allowing for the movement of 13,440 net tons per unit train. High volume and aluminum design combine to offer a 19 percent increase in net loading per car over a conventional steel car. Also, in December 1995, OG&E increased the number of rail cars in unit train service to Muskogee generating station from 112 rail cars to a maximum of 135 cars. Increasing the unit train size allowed for an additional increase of delivered tons by 17 percent. The combination of high volume, aluminum design and increased train size to Muskogee generating station will reduce the number of trips from Wyoming by approximately 28 percent and reduce rail car maintenance expenses accordingly.

                                ENVIRONMENTAL MATTERS



     OG&E management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $37 million during 1996, approximately the same amount utilized in 1995. OG&E continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.


     The Company continues to explore options to comply with the Clean Air Act Amendments of 1990 ("CAAA"). Since all of OG&E's coal-fired generating units currently burn low-sulfur coal, OG&E will not be required to take any steps to comply with the new sulfur dioxide emission limits until January 1, 2000. The CAAA will also regulate emissions of nitrogen oxides and possibly certain hazardous air pollutants. The Company believes it can meet the current EPA Phase II limit for nitrogen oxides without additional expenditures. EPA's report on utility air toxic emissions has not been issued to date. With this uncertainty, it is possible that additional capital expenditures may be necessary in future years.


     In compliance with Title IV of the CAAA, the Company completed installation of continuous emission monitors ("CEMs") on each of its generating units in 1995, a project which began in 1994. Capital expenditures on CEMs in 1995 totalled approximately $767,000, with operating and maintenance expenses of $113,000. Capital expenditures in 1996 to complete the CEM project are expected to be negligible, while operating and maintenance expenses are expected to total approximately $125,000.


     The Oklahoma Department of Environmental Quality's ("ODEQ") CAAA Title V air permitting program was approved by the EPA in March 1996. Comprehensive site air permits, as required under CAAA Title V, should be administratively complete and submitted to the ODEQ by the end of July 1996 for two of the company's six major source generating stations. Title V permits for the remaining major source generating stations should be complete within six months thereafter. Air permit fees for all generating stations are expected to cost approximately $340,000 in 1996.


     The Company has and will continue to seek new pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 1995, OG&E obtained refunds of $460,000 from its recycling efforts. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to reuse of existing materials. Similar savings are anticipated in future years.


     OG&E remains a party to three separate actions brought by the EPA concerning cleanup of disposal sites for hazardous and toxic waste, See "Item 3. Legal Proceedings."


     The Company has and will continue to evaluate the impact of its operations on the environment. As a result, contamination on Company property will be discovered from time to time. Three separate sites have been thus identified as having been contaminated by historical operations, and during 1996 the Company will pursue the appropriate corrective action at these sites. The cost of these remedial actions is not anticipated to have a material adverse impact on the Company's financial position or results of operations.

                                      ENOGEX


     OG&E's wholly-owned non-utility subsidiary, Enogex Inc., is the 40th largest pipeline in the nation in terms of miles of pipeline. Enogex Inc.'s primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), buying and selling natural gas to third parties, selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas exploration and production activities. At December 31, 1995, Enogex Inc. had three wholly-owned subsidiaries, Enogex Products Corporation ("Products"), Enogex Services Corporation ("Services") and Enogex Exploration Corporation ("Exploration"). On December 31, 1995, the assets of two former wholly-owned subsidiaries of Enogex Inc., ENGL Corporation ("ENGL") and Clinton Gas Transmission Inc. ("Clinton"), were transferred to Products and Services, respectively, and ENGL and Clinton were dissolved. Enogex Inc. also owns an 80 percent interest in Centoma Gas Systems, Inc. ("Centoma"). Products owns interests in and operates five natural gas processing plants. Exploration is engaged in investing in the exploration and production of oil and natural gas and the purchase of oil and gas reserves. Services is engaged in the marketing (buying and selling) of natural gas and also markets natural gas liquids of Products. Centoma both purchases and gathers gas for subsequent processing at one of three processing plants, two of which are owned by Products. The residue gas is then sold under a combination of contract and spot market prices.

     For the year ended December 31, 1995, and before elimination of intercompany items between OG&E and Enogex, Enogex's consolidated revenues and net income were approximately $178.1 million and $12.7 million, respectively, as indicated in the following table:

(dollars in millions)              1995 Revenues                1995 Net Income
------------------------------------------------------- ------- ----------------
Enogex Inc......................      $ 59.4                           $12.7 (a)
Products........................        16.5                             2.3
Services........................       105.1                             0.9
Exploration.....................        10.3                             2.4
ENGL............................         6.2                            (0.4)
Clinton.........................         ---                             ---
Centoma.........................         9.6                            (0.9)
Eliminations within Enogex......       (29.0) (b)                       (4.3)
                                      ------                           -----
Enogex consolidated amounts.....      $178.1                           $12.7
                                      ======                           =====

(a) Includes $4.3 million of net income from Products, Services, Exploration, ENGL, Clinton and Centoma.

(b) Consists of intercompany natural gas transmission fees of $5.7 million and sales of natural gas products amounting to $23.3 million.

     Enogex's natural gas transportation business in Oklahoma consists primarily of gathering and transporting natural gas for OG&E and on an interruptible basis, for other customers. Enogex's system consists of over 3,000 miles of pipeline, which extends from the Arkoma Basin in eastern Oklahoma to the
Anadarko Basin in western Oklahoma. Since 1960, Enogex has had a gas transmission contract with OG&E under which Enogex transports OG&E's natural gas supply on a fee basis. Enogex also provides accounting services and assists in payments to producers and suppliers under the contract. Under the gas transmission contract, OG&E agrees to tender to Enogex and Enogex agrees to transport, on a firm, load-following basis, all of OG&E's natural gas requirements for boiler fuel for its seven gas-fired electric generating stations. In 1995, Enogex transported 127 Bcf of natural gas; of which approximately 50 Bcf, or about 39 percent, was delivered to OG&E's electric generating stations and storage facility, which resulted in approximately 75 percent of Enogex Inc.'s revenue of $59.4 million for 1995. See "Regulation and Rates" and "Management's Discussion and Anaylsis of Results of Operations and Financial Condition -- Contingencies."

     Enogex's pipeline system also gathers and transports natural gas destined for interstate markets through interconnections in Oklahoma with other pipeline companies. Among others, these interconnections include Panhandle Eastern Pipeline, Williams Natural Gas Pipeline, Natural Gas Pipeline Company of America, Northern Natural Gas Company, Noram Gas Transmission Company, Seagas Pipeline, ANR Pipeline Company and Ozark Gas Transmission Company.

     The rates charged by Enogex for transporting natural gas on behalf of an interstate natural gas pipeline company or a local distribution company served by an interstate natural gas pipeline company are subject to the jurisdiction of FERC under Section 311 of the Natural Gas Policy Act. The statute entitles Enogex to charge a "fair and equitable" rate that is subject to review and approval by the FERC at least once every three years. This rate review may involve an administrative-type trial and an administrative appellate review. In addition, Enogex has agreed to open its system to all interstate shippers that are interested in moving natural gas through the Enogex system. Enogex is required to conduct this transportation on a non-discriminatory basis, although this transportation is subordinate to that performed for OG&E. This decision does not increase appreciably the federal regulatory burden on Enogex, but does give Enogex the opportunity to utilize any unused capacity on an interruptible basis and thus increase its transportation revenues.

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

     Products has been active since 1968 in the processing of natural gas and marketing of natural gas liquids. Products has a 50 percent interest in and operates a natural gas processing plant near Calumet, Oklahoma, which can process 250 Mmcf of natural gas per day. Products also owns four other natural gas processing plants in Oklahoma, which have, in the aggregate, the capacity to process approximately 56 Mmcf of natural gas per day. Products' natural gas processing plant operations consist of off-lease extraction of liquids from natural gas that is transported through the Enogex pipeline at four of the plants, and off-lease extraction of liquids from an unaffiliated pipeline at one plant. The raw gas stream is processed and converted into marketable ethane, propane, butane, and natural gasoline mix. The residue gas remaining after the liquid products have been extracted consists primarily of methane.

     Commercial grade propane is sold on the local market and the marketing of all other natural gas liquids extracted by Products is handled by Services. The natural gas liquids are sold to Services at a price equal to the Oil Price Information Service average monthly price.

     In processing and marketing natural gas liquids, the Enogex companies compete against virtually all other gas processors selling natural gas liquids. The Enogex companies believe they will be able to continue to compete favorably against such companies. With respect to factors affecting the natural gas liquids industry generally, as the price of natural gas liquids fall without a corresponding decrease in the price of natural gas, it may become uneconomical to extract certain natural gas liquids. As to factors affecting the Enogex companies specifically, the volume of natural gas processed at their plants is dependent upon the volume of natural gas transported through the pipeline system located "behind the plants." If the volume of natural gas transported by such pipeline increases "behind the plants," then the volume of liquids extracted by Products should normally increase.

     Services is a natural gas and natural gas liquids marketing company serving both producers and consumers of natural gas by buying natural gas at the wellhead and from other sources in Oklahoma and other states, and reselling the gas to local distribution companies, utilities other than OG&E and industrial purchasers both within and outside Oklahoma. It also serves Products by purchasing and marketing the natural gas liquids they produce. The natural gas liquids are delivered to Conway, Kansas (which is one of the nation's largest wholesale markets for gas liquids), where they are sold on the spot market, commonly referred to as Group 140.

     Although the margin on gas sales by Services is relatively small, approximately 71 percent of the natural gas purchased and resold is transported through the Enogex Inc. pipeline to one or more interstate pipelines that deliver the gas to markets. Thus, in addition to purchasing and selling natural gas, Services seeks to use the space available in the Enogex Inc. pipeline and increase the amount of natural gas available for processing by Products.

     Enogex Inc. is committed to continue the activities of Services in order to increase the amount of natural gas transported through the pipeline and the amount of natural gas processed by Products.

     In its marketing and transportation services for third parties, Enogex Inc. and Services encounter competition from other natural gas transporters and marketers and from available alternative energy sources. The effect of competition from alternative energy sources is dependent upon the availability and cost of competing supply sources.

     Volumes of natural gas transported by Enogex Inc. for third parties and the revenues derived from such activities increased from 1994. The contributing factors for the increase were specific projects implemented to strengthen Enogex's position, with other similar projects under consideration.

     Services competes with all major suppliers of natural gas and natural gas liquids in the geographic markets they serve. For natural gas, those geographic markets are primarily the areas served by pipelines with which Enogex is interconnected. Although the price of the gas is an important factor to a buyer of natural gas from Services, the primary factor is the total cost (including transportation fees) that the buyer must pay. Natural gas transported for Services by Enogex Inc. is billed at the same rate Enogex Inc. charges for comparable third-party transportation.

     Exploration was formed in 1988 primarily to engage in the exploration and production of natural gas. Exploration has focused its drilling activity in the Antrim Devonian shale trend in the state of Michigan and also has interests in Oklahoma. As of December 31, 1995, Exploration had interests in 280 active wells and total assets, including such interests, of approximately $45 million.

     Centoma was formed in 1994 and is Enogex's gas gatherer within an area of mutual interest located on Enogex's inner system. All gas gathered by Centoma is processed at one of three gas plants owned by Products. Centoma derives revenues from gas gathering and also from the resale of residue gas during the winter under premium price contracts.

ITEM 2. PROPERTIES.
-------------------

     OG&E owns and operates an interconnected electric production, transmission and distribution system, located in Oklahoma and western Arkansas, which includes eight active generating stations with an aggregate active capability of 5,647 megawatts. The following table sets forth information with respect to present electric generating facilities:

                                                   Unit          Station
                                    Year        Capability      Capability
Station  &  Unit      Fuel       Installed     (Megawatts)     (Megawatts)
----------------      ----       ---------     -----------     -----------

Seminole     1        Gas          1971           549
             2        Gas          1973           507
             3        Gas          1975           500              1,556

Muskogee     3        Gas          1956           184
             4        Coal         1977           500
             5        Coal         1978           500
             6        Coal         1984           515              1,699

Sooner       1        Coal         1979           505
             2        Coal         1980           510              1,015

Horseshoe    6        Gas          1958           178
Lake         7        Gas          1963           238
             8        Gas          1969           404                820

Mustang      1        Gas          1950            58           Inactive
             2        Gas          1951            57           Inactive
             3        Gas          1955           122
             4        Gas          1959           260
             5        Gas          1971            64                446

Conoco       1        Gas          1991            26
             2        Gas          1991            26                 52

Arbuckle     1        Gas          1953            74           Inactive

Enid         1        Gas          1965            12
             2        Gas          1965            12
             3        Gas          1965            12
             4        Gas          1965            12                 48

Woodward     1        Gas          1963            11                 11
                                                                   -----

Total Active Generating Capability (all stations)                  5,647
                                                                   =====

     At December 31, 1995, OG&E's transmission system included 71 substations with a total capacity of approximately 17.2 million kVA and approximately 4,227 structure miles of lines. The distribution system included 332 substations with a total capacity of approximately 6.1 million kVA, 21,245 structure miles of overhead lines, 1,677 miles of underground conduit and 6,571 miles of underground conductor.

     Substantially all of OG&E's electric facilities are subject to a direct first mortgage lien under the Trust Indenture securing OG&E's first mortgage bonds.

     Enogex owns: (1) over 3,000 miles of natural gas pipeline extending from the Arkoma Basin in eastern Oklahoma to the Anadarko Basin in western Oklahoma;
(2) a 50 percent interest in a natural gas processing plant near Calumet, Oklahoma, which has the capacity to process 250 Mmcf of natural gas per day; (3) four other natural gas processing plants in Oklahoma, which have, in the aggregate, the capacity to process approximately 56 Mmcf of natural gas per day; and (4) an 80 percent interest in approximately 110 miles of gas gathering pipeline owned by Centoma.

     During the three years ended December 31, 1995, the Company's gross property, plant and equipment additions approximated $421 million and gross retirements approximated $71 million. Over 95 percent of these additions were provided by internally generated funds. The additions during this three-year period amounted to approximately 10.7 percent of total property, plant and equipment at December 31, 1995.

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

     The remaining breach of contract claims were submitted to private binding arbitration during 1995. On November 22, 1995, the arbitration panel issued a confidential order which closes this matter. The outcome of the arbitration does not have a material adverse effect on the Company's consolidated financial position or its results of operations.

     2. On July 8, 1994, an employee of OG&E filed a lawsuit in state court against OG&E in connection with OG&E's voluntary early retirement package. The case was removed to the U.S. District Court in Tulsa, Oklahoma. On August 23, 1994, the trial court granted OG&E's Motion to Dismiss Plaintiff's Complaint in its entirety.

     On September 12, 1994, Plaintiff, along with two other Plaintiffs, filed an Amended Complaint alleging substantially the same allegations which were in the original complaint. The action was filed as a class action, but no motion to certify a class was ever filed. Plaintiffs want credit, for retirement purposes, for years they worked prior to a pre-ERISA (1974) break in service. They allege violations of ERISA, the Veterans Reemployment Act, Title VII, and the Age Discrimination in Employment Act. State law claims, including one for intentional infliction of emotional distress, are also alleged.

     On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. One Plaintiff was killed in a car accident in January of 1996. The Plaintiff never retired and Defendants allege the Plaintiff does not have a claim for retirement benefits. The Plaintiff's beneficiary will receive death benefits.

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

     The design and construction of the remedy was completed in 1995 and is now in an operation and maintenance mode.

     Settlements have been reached with numerous parties that were not members of the Committee for their share of costs incurred. The money collected through these settlements has been used to finance the remedy and to reimburse the government for response costs.

     Even though the settlement funds, plus interest and the United States contribution raised a substantial portion of the monies required for construction of the remedy and future maintenance, any remaining amounts that OG&E and the other Committee members are likely to pay may still be substantial due to maintenance of the remedy over time.

     The Committee members have reached an Agreement to pay the on-going maintenance costs based on each company's respective volume of waste sent to the site. OG&E's share of the total is 2.33 percent, or approximately $1.4 million.

     While it is not possible to determine the precise outcome of this matter, in the opinion of management, OG&E's ultimate liability for the cleanup costs of this site will not have a material adverse effect on OG&E's financial position or its results of operations. Management's opinion is based on the following:
(1) the cleanup costs already paid by certain parties; (2) the financial viability of the other PRPs; (3) the portion of the total waste disposed at this site attributable to OG&E; and (4) the remedy construction is complete. Management also believes that costs incurred in connection with this site, which are not recovered from insurance carriers or other parties, may be allowable costs for future ratemaking purposes.

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

     The Company estimates its share of the total hazardous wastes at the Rose facility to be less than six percent. A Settlement Agreement between AEGIS Insurance Company and OG&E was reached in 1994. The remediation of this site was completed in 1995 by the Steering Committee and is currently in the final stages of closure with the EPA, which includes operation and maintenance activities as required in the Administrative Order on Consent with the EPA.

     Due to additional funds resulting from payments by third party companies who were not a part of the Steering Committee, and also reduced remedy implementation costs, the Company received a refund in December 1995 under the allocation formula.

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

     On February 15, 1996, OG&E elected to participate in the de minimis settlement of EPA's Administrative Order on Consent. This limits OG&E's financial obligation to less than $2,000 and also eliminates its involvement in the design and implementation of the site remedy.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Special  Meeting of shareowners on November 16, 1995 for the purpose of
                  Approving an Agreement and Plan of Share Acquisition,  whereby
                  OGE Energy Corp.  will  become the holding  company  parent of the  Company  and the  holders  of Company  Common  Stock will become holders of OGE Energy Corp. Common Stock.
                           Votes For:                33,932,508
                           Votes Against:             1,271,000
                           Votes Abstained:             866,451


EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------

         The following persons were Executive Officers of the Registrant as of March 15, 1996:

         Name                     Age                    Title
-------------------               ---         -------------------------------
James G. Harlow, Jr                61         Chairman of the Board and
                                                 Chief Executive Officer

Steven E. Moore                    49         President and Chief Operating
                                                  Officer

Patrick J. Ryan                    57         Vice Chairman

Al M. Strecker                     52         Senior Vice President - Finance
                                                  and Administration

Melvin D. Bowen, Jr.               54         Vice President - Power Delivery

Jack T. Coffman                    52         Vice President - Power Supply

Michael G. Davis                   46         Vice President - Marketing and
                                                  Customer Services

Irma B. Elliott                    57         Vice President and
                                                  Corporate Secretary

James R. Hatfield                  38         Treasurer

Don L. Young                       55         Controller

Donald R. Rowlett                  38         Assistant Controller

     No family relationship exists between any of the Executive Officers of the Registrant. Each Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 16, 1996.

     The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

         Name                              Business Experience
------------------              ------------------------------------------

James G. Harlow, Jr.            1995-Present:     Chairman of the Board and
                                                    Chief Executive Officer
                                1991-1995:        Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

Steven E. Moore                 1995-Present:     President and
                                                    Chief Operating Officer
                                1991-1995:        Vice President - Law
                                                    and Public Affairs

Patrick J. Ryan                 1994-Present:     Vice Chairman
                                1991-1994:          Executive Vice President
                                                      and Chief Operating
                                                      Officer

Al M. Strecker                  1994-Present:     Senior Vice President -
                                                      Finance and
                                                      Administration
                                1991-1994:        Vice President and
                                                      Treasurer
                                1991:             Vice President, Secretary
                                                      and Treasurer

Melvin D. Bowen, Jr.            1994-Present:     Vice President -
                                                      Power Delivery
                                1991-1994:        Metro Region
                                                      Superintendent

Jack T. Coffman                 1994-Present:     Vice President -
                                                      Power Supply
                                1991-1994:         Manager - Generation
                                                      Services

         Name                             Business Experience
------------------              ------------------------------------------

Michael G. Davis                1994-Present:     Vice President -
                                                      Marketing and
                                                      Customer Services
                                1992-1994:        Director-Marketing
                                                      Division
                                1991-1992:        Manager - Industrial
                                                      Services

Irma B. Elliott                 Present:          Vice President and
                                                      Corporate Secretary
                                1991-1996:        Secretary
                                1991:             Assistant Secretary

James R. Hatfield               1994-Present:     Treasurer
                                1994:             Vice President - Investor
                                                      Relations & Corporate
                                                      Secretary - Aquila Gas
                                                      Pipeline Corporation
                                                      (an intrastate gas
                                                      pipeline subsidiary of
                                                      UtiliCorp United Inc.)
                                1991-1993:        Assistant Treasurer -
                                                      UtiliCorp United Inc.
                                                      (an electric and
                                                      natural gas utility
                                                      company)

Don L. Young                    1991-Present:     Controller

Donald R. Rowlett               1994-Present:     Assistant Controller
                                1992-1994:        Senior Specialist -
                                                      Tax Accounting
                                1991-1992:        Specialist - Tax
                                                      Accounting



                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS.
--------------------

     The Company's Common Stock is listed for trading on the New York and Pacific Stock Exchanges under the ticker symbol "OGE." Quotes may be obtained in daily newspapers where the common stock is listed as "OklaGE" in the New York Stock Exchange listing table. The following table gives information with respect to price ranges, as reported in THE WALL STREET JOURNAL as New York Stock
                                    -------------------------
Exchange Composite Transactions, and dividends paid for the periods shown.

                              1995                             1994

                 --------------------------------------------------------------
                 Dividend                         Dividend
                   Paid       High      Low         Paid       High      Low
                 --------------------------------------------------------------

First Quarter   $0.66 1/2   $36 1/4    $32 9/16   $0.66 1/2   $37 1/4   $33 1/2

Second Quarter   0.66 1/2    36 3/8     33 1/4     0.66 1/2    36 1/2    29 3/8

Third Quarter    0.66 1/2    38         33 3/8     0.66 1/2    34 3/8    29 5/8

Fourth Quarter   0.66 1/2    43 5/8     36 7/8     0.66 1/2    34 1/4    32


     The number of record holders of Common Stock at December 31, 1995, was 44,594. The book value of the Company's Common Stock at December 31, 1995, was $23.22.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

                                                  HISTORICAL DATA

                                            1995            1994           1993           1992            1991
                                       -------------------------------------------------------------------------
SELECTED FINANCIAL DATA
  (dollars in thousands except
   for per share data)
  Operating revenues ................    $1,302,037     $1,355,168      $1,447,252     $1,314,984     $1,314,770
  Operating expenses.................     1,099,890      1,154,702       1,252,099      1,137,980      1,103,683
                                         ----------     ----------      ----------     ----------     ----------
  Operating income...................       202,147        200,466         195,153        177,004        211,087
  Other income and deductions........           800         (2,167)         (1,301)          (567)          (471)
  Interest charges...................        77,691         74,514          79,575         76,725         76,700
                                         ----------     ----------      ----------     ----------     ----------
  Net income.........................       125,256        123,785         114,277         99,712        133,916
  Preferred dividend
   requirements......................         2,316          2,317           2,317          2,317          2,317
  Earnings available for
   common............................    $  122,940     $  121,468      $  111,960     $   97,395     $  131,599
                                         ==========     ==========      ==========     ==========     ==========
  Long-term debt.....................    $  843,862     $  730,567      $  838,660     $  838,654     $  853,597
  Total assets.......................    $2,754,871     $2,782,629      $2,731,424     $2,590,083     $2,566,089
  Earnings per average common
   share.............................    $     3.05     $     3.01      $     2.78     $     2.42  $        3.27


CAPITALIZATION RATIOS
  Common equity......................         51.19%         54.13%          50.51%        50.36%          50.20%

  Cumulative preferred stock.........          2.73%          2.94%           2.78%         2.79%           2.75%

  Long-term debt.....................         46.08%         42.93%          46.71%        46.85%          47.05%


INTEREST COVERAGES
  Before federal income taxes
      (including AFUDC)..............          3.48X          3.59X           3.32X        3.05X            3.66X

      (excluding AFUDC)..............          3.46X          3.58X           3.32X        3.04X            3.63X

  After federal income taxes
      (including AFUDC)..............          2.59X          2.64X           2.43X        2.29X            2.70X

      (excluding AFUDC)..............          2.57X          2.62X           2.42X        2.28X            2.66X


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
----------------------------------------------------------------------
AND FINANCIAL CONDITION.
------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS.


OVERVIEW

                                                                                     Percent Change
                                                                                     From Prior Year
                                                                                     ---------------

 (thousands except per share amounts)         1995          1994          1993        1995    1994
---------------------------------------------------------------------------------------------------
Operating revenues.......................  $1,302,037    $1,355,168     $1,447,252    (3.9)  (6.4)

Earnings available for common stock .....  $  122,940    $  121,468    $   111,960     1.2    8.5

Average shares outstanding ..............      40,356        40,344         40,328     ---    ---

Earnings per average common share........  $     3.05    $     3.01    $      2.78     1.3    8.3

Dividends paid per share.................  $     2.66    $     2.66    $      2.66     ---    ---
===================================================================================================

     Earnings for 1995 increased from $3.01 per share in 1994 to $3.05 per share in 1995, an increase of 1.3 percent. The increase is primarily the result of continued customer growth in the OG&E service area and improved operating efficiencies resulting from the 1994 restructuring of the Company's operations. The 1994 increase resulted primarily from increased retail electric kilowatt-hour sales and less impact than in 1993 from the February 1994 rate order of the Oklahoma Corporation Commission ("OCC"), which reduced earnings for 1993 by $.32 per share. See Note 10 of Notes to Consolidated Financial Statements.

     The dividend payout ratio (expressed as a percentage of earnings available for common) improved in 1995 to 87 percent as compared to 88 percent for 1994. The Company's long-term goal is to achieve a dividend payout ratio of 75 percent based on long-term earnings expectations.

     In 1994, the Company restructured and redesigned its operations to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. Those two programs reduced the Company's workforce by more than 900 employees. In January 1995, OG&E began amortizing a regulatory asset of $48.9 million consisting of the balance of the deferred costs associated with the VERP and the severance package, in accordance with an order of the OCC issued on October 26, 1994. The OCC order permitted the Company to amortize the $48.9 million over 26 months and reduced electric rates by approximately $15 million annually. At December 31, 1995, the unamortized regulatory asset was $26.3 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. In 1995, the labor savings from the VERP and severance package approximated the amortization of the regulatory asset and the annual rate reduction of $15 million and therefore, did not significantly impact 1995 operating results. In 1996, the labor savings are again expected to substantially offset the amortization of the regulatory asset and the rate reduction of $15 million.

     On July 19, 1995, OG&E announced plans to create a holding company structure with OGE Energy Corp. becoming the parent company of OG&E. At a special meeting of shareowners on November 16, 1995, OG&E shareowners approved the new holding company structure. Upon regulatory approval, which is currently expected by mid-1996, OG&E's common stock will be exchanged on a share-for-share basis for common stock of OGE Energy Corp. and OG&E will become a subsidiary of OGE Energy Corp. As part of this corporate restructuring, OG&E's wholly-owned subsidiary,

     Enogex, Inc. and Enogex's subsidiaries (collectively "Enogex") will also become a direct subsidiary of OGE Energy Corp. The holding company structure will provide greater flexibility to take advantage of opportunities to develop or acquire other businesses, providing opportunities for increased earnings in an increasingly competitive business environment. The holding company structure will clearly separate the Company's electric utility business from the non-utility businesses of the other OGE Energy Corp. subsidiaries for regulatory, capital structure and other purposes.

     The Company will file with the OCC for an electric utility rate review in mid-1996. This review of our electric utility rates should conclude no later than six months after the rate case filing, a new requirement under Oklahoma law.

     The following discussion and analysis presents factors which had a material effect on the Company's operations and financial position during the last three years and should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

RESULTS OF OPERATIONS

REVENUES

                                                                                              Percent Change
                                                                                              From Prior Year
                                                                                              ---------------


 (THOUSANDS)                                     1995            1994            1993         1995      1994
---------------------------------------------------------------------------------------------------------------

Sales of electricity to OG&E customers......  $1,135,720      $1,188,550      $1,242,964      (4.4)    (4.4)

Provisions for rate refund .................      (2,437)         (3,417)        (14,963)       *        *

Sales of electricity to other utilities.....      35,004          11,765          54,815      197.5   (78.5)

Enogex......................................     133,750         158,270         164,436     (15.5)    (3.7)

------------------------------------------------------------------------------------------

     Total operating revenues ..............  $1,302,037      $1,355,168      $1,447,252      (3.9)    (6.4)

============================================================================================================

System kilowatt-hour sales                    20,828,415      20,642,675      20,201,533        0.9      2.2

Kilowatt-hour sales to other utilities......   1,851,839         556,765       3,103,977      232.6   (82.1)
------------------------------------------------------------------------------------------------------------

     Total kilowatt-hour sales .............  22,680,254      21,199,440      23,305,510        7.0    (9.0)

=============================================================================================================

*Not meaningful

     In 1995, approximately 90 percent of the Company's revenues consisted of regulated sales of electricity as a public utility, while the remaining 10 percent was provided by the non-utility operations of Enogex. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), buying and selling natural gas to third parties, selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas exploration and production activities. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. The commissions also have the authority to examine the appropriateness of OG&E's recovery from its customers of fuel costs, which include the transportation fees that OG&E pays Enogex for transporting natural gas to OG&E's generating units.

     During 1995, operating revenues decreased $53.1 million or 3.9 percent, primarily due to lower revenue from Enogex businesses, the $15 million rate reduction, mild weather, and recovery of lower fuel costs. Partially offsetting the impact of these reductions was continued growth in kilowatt-hour sales to OG&E customers ("system sales") and a significant increase in kilowatt-hour sales to other utilities.

     Enogex revenues decreased 15.5 percent in 1995. This reduction is primarily attributable to a reduced emphasis on low margin off-system natural gas sales and lower natural gas prices on gas purchased for resale.

     Operating revenues in 1994 decreased $92.1 million or 6.4 percent, primarily due to recovery of substantially reduced fuel costs, a significant reduction in kilowatt-hour sales to other utilities, milder weather and lower revenue from Enogex businesses. Partially offsetting the impact of these reductions was a 2.2 percent growth in system sales. The OCC issued an order on February 25, 1994, that effectively reduced OG&E's rates by $17 million annually and required OG&E to refund $41.3 million. Approximately $39.1 million of the refund was charged to periods prior to 1994 and did not significantly affect 1994 results. See Note 10 of the Notes to Consolidated Financial Statements.

     Enogex revenues decreased 3.7 percent in 1994. Primary factors for the decrease were lower natural gas prices and slightly lower volumes of natural gas sold by Enogex. These decreases were partially offset by increased sales of natural gas liquids.



EXPENSES AND OTHER ITEMS
                                                                                       Percent Change
                                                                                       From Prior Year
                                                                                       ---------------

 (DOLLARS IN THOUSANDS)                            1995          1994          1993     1995    1994
------------------------------------------------------------------------------------------------------

Fuel .....................................   $   260,443   $   263,329    $   383,207   (1.1)   (31.3)

Purchased power...........................       216,598       228,701        218,689   (5.3)      4.6

Gas purchased for resale (Enogex).........        87,293       114,044        140,311  (23.5)   (18.7)

Other operation and maintenance...........       290,824       284,194        274,988     2.3      3.3

Restructuring ............................           ---        21,035            ---       *        *

Depreciation and Amortization.............       132,135       126,377        119,543     4.6      5.7

Taxes.....................................       112,597       117,022        115,361   (3.8)      1.4
-------------------------------------------------------------------------------------

     Total operating expenses.............    $1,099,890    $1,154,702     $1,252,099   (4.7)    (7.8)
======================================================================================================

* Not meaningful

     Total operating expenses decreased approximately $54.8 million or 4.7 percent in 1995, due to decreases in quantities and prices of gas purchased for resale by Enogex, lower maintenance costs, reduced purchases of power from other utilities, lower income taxes and reduced fuel costs for the production of electricity. These reductions were partially offset by increases in depreciation and amortization.

     OG&E's generating capability is evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. In 1995, fuel costs decreased $2.9 million or
1.1 percent due to lower prices and usage of natural gas and a higher volume of kilowatt-hours generated with lower priced coal. During 1994, fuel costs decreased approximately $120 million or 31.3 percent, due to renegotiated coal and transportation contracts, lower natural gas usage and a 15.9 percent reduction in the volume of kilowatt-hours generated (due to economic purchases of power from other utilities and a reduction in sales to other utilities).

     Purchased power costs decreased $12.1 million or 5.3 percent in 1995, primarily due to the availability of larger quantities of economically priced energy in 1994. Economic purchases of power from other utilities resulted in a $10 million increase in 1994. As required by the Public Utility Regulatory Policy Act ("PURPA"), the Company is currently purchasing power from qualified cogeneration facilities. In 1998, another qualified cogeneration facility is scheduled to become operational and the Company is obligated to purchase up to 100 megawatts of capacity from this facility as well. See related discussion of purchased power in Note 9 of Notes to Consolidated Financial Statements.

     Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). The OCC, the APSC, and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the OCC order in February 1994 requiring, among other things, a $41.3 million refund relating to the fees OG&E paid Enogex. The APSC is in the process of reviewing the gas transportation charges OG&E pays Enogex. See related discussion of the APSC review in Note 9 of Notes to Consolidated Financial Statements.

     Even though increases and decreases are passed through to customers, in 1993 the Company began utilizing a natural gas storage facility which helps OG&E lower fuel costs and receive greater value from its remaining take-or-pay gas contracts. By diverting natural gas into storage, OG&E is able to use as much coal as possible to generate electricity, and use gas from storage when needed to meet increases in demand for electricity. The higher levels of fuel inventories at the end of 1995 and 1994 were attributable to increased usage of the natural gas storage facility and the relatively low level of fuel inventories at the end of 1993 was due to significant kilowatt-hour sales to other utilities.

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

     Enogex's gas purchased for resale decreased $26.7 million or 23.5 percent and $26.3 million or 18.7 percent in 1995 and 1994, respectively. These decreases are primarily the result of the continued trend of declining natural gas prices and Enogex's reduced emphasis on marketing low margin off-system natural gas.

     Other operation and maintenance increased $6.6 million in 1995, due to $22.6 million of amortization of the regulatory asset resulting from the 1994 restructuring of the Company's operations, costs associated with a major storm in the Company's service area and the write-off of obsolete inventory, offset by lower costs due to the 1994 workforce reduction and efficiencies gained in the maintenance of the Company's generating plants. Other operation and maintenance increased by approximately $9.2 million in 1994. A $5.4 million decrease in production maintenance in 1994, net of labor savings, was more than offset by: (i) expensing $8.4 million of previously deferred costs associated with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" (ii) current recognition of SFAS No. 106 costs; and (iii) increased costs of producing natural gas liquids at Enogex.

     The increases in depreciation and amortization for 1995 and 1994 reflects higher levels of depreciable plant and amortization of gas sales contracts by Enogex.

     In 1995, income taxes decreased primarily due to an increase in tax credits earned during 1995 and lower pre-tax earnings. Income taxes during 1994 increased primarily due to higher pre-tax earnings.

     The Company successfully refinanced approximately $396 million of short-term and long-term debt in 1995, resulting in a $7 million reduction in annual interest expense. The decrease in interest expense in 1994 from 1993 was primarily attributable to the approximate $6.2 million of interest in 1993, associated with the refund ordered by the OCC in February 1994. See Note 10 of Notes to Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES AND CONTINGENCIES

     The primary capital requirements for 1995 and as estimated for 1996 through 1998 are as follows:

 (DOLLARS IN MILLIONS)                 1995       1996        1997      1998
--------------------------------------------------------------------------------

Construction expenditures

     including AFUDC ..............    $154       $147        $134       $138


Maturities of long-term debt and

     sinking fund requirements.....      25        ---          15         25
--------------------------------------------------------------------------------

         Total.....................    $179       $147        $149       $163
================================================================================



     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities in both its electric and non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. The Company generally meets its cash needs through a combination of internally generated funds, short-term borrowings and permanent financing. Because of the continuing trend toward greater environmental awareness and increasingly stringent regulations, the Company has been experiencing increasing construction expenditures related to compliance with environmental laws and regulations.

1995 CAPITAL REQUIREMENTS

         Construction expenditures were $154 million in 1995. Approximately $1 million of the 1995 construction expenditures were to comply with environmental regulations. This compares to construction expenditures of $150 million in 1994, of which $9.4 million were to comply with environmental regulations.

1995 FINANCING ACTIVITIES

     During 1995, the Company's primary source of capital was internally generated funds from operating cash flows. Operating cash flow remained strong in 1995 as internally generated funds provided financing for all of the Company's capital expenditures. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in the Company's service territory, which has a direct effect on sales of electricity. In 1995, accounts receivable and accounts payable were higher due to more favorable weather in the last quarter of the year as compared to 1994.

     Short-term borrowings were used during 1995 to meet temporary cash requirements. At December 31, 1995, the Company had outstanding short-term borrowings of $67.6 million.

     In January 1995, OG&E issued two series of pollution control revenue bonds bearing interest at variable, tax-exempt rates, to refinance its obligations with respect to $47 million of 5.875 percent pollution control bonds and $32 million of 6.75 percent pollution control revenue bonds. The annualized composite interest rate on the two new series of bonds was approximately 3.50 percent for the period from their date of issuance through December 31, 1995.

     In August and September 1995, Enogex issued $120 million of medium-term notes at a composite interest rate of 6.89 percent. These notes were issued to replace $90 million of short-term borrowings incurred by Enogex in August 1994 in connection with the refinancing of outstanding medium-term notes with an annualized composite rate of 9.99 percent, the redemption of a $6.9 million long-term note payable which carried an interest rate of prime less one-quarter of one percent and the redemption of $22 million of associated companies short-term borrowings.

     In October 1995, OG&E issued $220 million of long-term debt with a composite interest rate of 6.775 percent. The proceeds were applied to the redemption, in November 1995, of $220 million principal amount of outstanding first mortgage bonds, which had a weighted average interest rate of 8.676 percent.

FUTURE CAPITAL REQUIREMENTS

     The Company's construction program for the next several years does not include additional base-load generating units. Rather, to meet the increased electricity needs of its customers during the balance of the century, the Company will concentrate on maintaining the reliability and increasing the utilization of existing capacity and increasing demand-side management efforts. Approximately $1.6 million of the Company's construction expenditures budgeted for 1996 are to comply with environmental laws and regulations. Assuming favorable market conditions, the Company anticipates refinancing at lower interest rates up to $300 million of long-term debt in 1996.

     Future financing requirements may be dependent, to varying degrees, upon numerous factors such as general economic conditions, abnormal weather, load growth, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

FUTURE SOURCES OF FINANCING

     Management expects that internally generated funds will be adequate over the next three years to meet anticipated capital requirements. Short-term borrowings will continue to be used to meet temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The Company has in place a line of credit for up to $160 million which expires December 6, 2000.

     The Company continues to evaluate opportunities to enhance shareowner returns and achieve long-term financial objectives through acquisitions of non-utility businesses. Permanent financing could be required for any such acquisitions.

CONTINGENCIES

     The Company is defending various claims and legal actions, including environmental actions, which are common to its operations. As to environmental matters, the Company has been designated as a "potentially responsible party" ("PRP") with respect to three waste disposal sites to which the Company sent materials. Two of the sites are in an operating and maintenance mode and will require minimal financial support from OG&E. The Company's total waste disposed at the remaining site is minimal. The Company recently elected to participate in the de minimis settlement offered by the EPA. This limits the Company's financial obligation in addition to removing any participation in the site remedy. While it is not possible to determine the precise outcome of these matters, in the opinion of management, the Company's ultimate liability for the clean-up costs of these sites will not have a material adverse effect on the Company's consolidated financial position or results of operations. Management's opinion is based on the following: 1) the clean-up costs already paid by certain parties, 2) the financial viability of the other PRPs, and 3) the portion of the total wastes disposed at the sites attributable to the Company. Management also believes that costs incurred in connection with the sites, which are not recovered from insurance carriers or other parties, may be allowable costs for future ratemaking purposes.

     Gas transportation within Oklahoma appears to be moving towards a market-based rate environment at the urging of the OCC. Recently, the OCC ordered local distribution company affiliates of NORAM (an interstate natural gas pipeline) to implement a competitive bidding process by September 1996 for 100% of their gas transportation requirements to the cities they serve. Currently, these local distribution companies are served by a regulated interstate gas pipeline that is an affiliate of NORAM. In addition, in March 1995, the OCC reached a revenue requirement and rate design joint settlement with Public Service Company of Oklahoma ("PSO") and its interstate pipeline affiliate Transok Inc. which will require, among other provisions, that a competitive bidding process for PSO's gas transportation requirements be phased in over a five-year period beginning January 1, 1998. The OCC order provides that a minimum of 25% of PSO's capacity requirements must be met by non-affiliated transporters by January 1, 1998, if justified by the bidding and evaluation process.

     The Company is unable to predict what rates will be approved by the OCC in future years for the transportation services provided by Enogex to OG&E, but the Company anticipates that OG&E will in the future transition to a market-based rate environment for some portion of its gas transportation requirements currently met by Enogex. In 1995, approximately $44 million or 25 percent of Enogex's revenues were attributable to transporting natural gas for OG&E. The Company further anticipates that OG&E will release firm capacity on the Enogex pipeline system as part of the transition process which will enable Enogex to compete for the new Oklahoma markets which are developing. Other pipelines seeking to compete with Enogex for OG&E's business will likely have to pay a fee to Enogex for transporting the gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with OG&E's gas-fired generating stations.

     The Company has contracted for low-sulphur coal to comply with the sulfur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). Since all of OG&E's coal-fired generating units currently burn low-sulfur coal, OG&E is not required to take any steps to comply with the new sulfur dioxide emission limits until January 1, 2000. The CAAA will also regulate emissions of nitrogen oxides and possibly certain hazardous air pollutants. The Company believes it can meet the current EPA Phase II limit for nitrogen oxides without additional expenditures. EPA's report on utility air toxic emissions has not been issued to date. With this uncertainty, it is possible that additional capital expenditures may be necessary in future years.

     In compliance with Title IV of the CAAA, the Company completed installation of continuous emission monitors ("CEMs") on each of its generating units in 1995, a project which had begun in 1994. Capital expenditures on CEMs in 1995 totalled approximately $767,000, with operating and maintenance expenses of $113,000. Capital expenditures in 1996 to complete the CEM project are expected to be negligible, while operating and maintenance expenses are expected to total approximately $125,000.

     The Oklahoma Department of Environmental Quality's ("ODEQ") CAAA Title V air permitting program by the EPA was approved in March 1996. Comprehensive site air permits, as required under CAAA Title V, should be administratively complete and submitted to the ODEQ by the end of July 1996 for two of the company's six major source generating stations. Title V permits for the remaining major source generating stations should be complete within six months thereafter. Air permit fees for all generating stations are expected to cost approximately $340,000 in 1996.

     In October 1992, the National Energy Policy Act of 1992 ("Energy Act") was enacted. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers from regulation under the Public Utility Holding Company Act of 1935 and allows the FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. Pursuant to the Energy Act, the FERC earlier this year issued a Notice of Proposed Rulemaking on Open Access Non-discriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collectively, the Mega-NOPR). The Mega-NOPR is intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to offer open access to their transmission systems. Concurrently with the Mega-NOPR, FERC issued a proposal for a Real-Time Information Network intended to facilitate open access by requiring each electric utility to create an electronic bulletin board of information regarding their transmission system services, availability and rates. At the state level, several states are considering proposals to require "retail wheeling," which is the transmission of power generated by a third party to retail customers of another utility. During 1995, the OCC conducted an energy symposium to discuss retail wheeling and the state legislature is conducting hearings during the 1996 legislative session. The Arkansas legislature had a retail wheeling bill introduced in 1995, but it was not passed out of committee and the issue probably will not be introduced again until the 1997 legislative session. OG&E believes it is premature to order retail wheeling since the FERC has not fully adopted rules for the wholesale power market. The Company also believes before any retail competition is ordered, there must be revisions in state and federal laws to discontinue tax subsidies and other preferences to federal, state, and municipal power authorities as well as rural electric cooperatives. All electric providers must compete on a fair and equitable basis. The Energy Act and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps such as its 1994 restructuring of its operations and its anticipated holding company reorganization, and intends to take appropriate steps in the future to remain a competitive supplier of electricity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------


                                    CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)           1995           1994            1993
=====================================================================================================================

OPERATING REVENUES                                                         $1,302,037     $1,355,168      $1,447,252
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

     Fuel .......................................................             260,443        263,329         383,207

     Purchased power.............................................             216,598        228,701         218,689

     Gas purchased for resale....................................              87,293        114,044         140,311

     Other operation.............................................             233,250        216,961         196,323

     Maintenance.................................................              57,574         67,233          78,665

     Restructuring ..............................................                 ---         21,035             ---

     Depreciation................................................             132,135        126,377         119,543

     Current income taxes........................................              77,895         50,129          72,003

     Deferred income taxes, net..................................              (3,928)        27,092           5,286

     Deferred investment tax credits, net........................              (5,150)        (5,150)         (5,150)

     Taxes other than income.....................................              43,780         44,951          43,222
---------------------------------------------------------------------------------------------------------------------

         Total operating expenses................................           1,099,890      1,154,702       1,252,099
---------------------------------------------------------------------------------------------------------------------

OPERATING INCOME ................................................             202,147        200,466         195,153
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME AND DEDUCTIONS:

     Interest income.............................................               4,380          3,409           1,431

     Other.......................................................              (3,580)        (5,576)         (2,732)
---------------------------------------------------------------------------------------------------------------------

         Net other income and deductions.........................                 800         (2,167)         (1,301)
---------------------------------------------------------------------------------------------------------------------

INTEREST CHARGES:

     Interest on long-term debt..................................              67,549         67,680          70,490

     Allowance for borrowed funds used during construction.......              (1,224)        (1,073)           (433)

     Other.......................................................              11,366          7,907           9,518
---------------------------------------------------------------------------------------------------------------------

         Total interest charges, net.............................              77,691         74,514          79,575
---------------------------------------------------------------------------------------------------------------------

NET INCOME ......................................................             125,256        123,785         114,277

PREFERRED DIVIDEND REQUIREMENTS..................................               2,316          2,317           2,317
---------------------------------------------------------------------------------------------------------------------

EARNINGS AVAILABLE FOR COMMON....................................          $  122,940     $  121,468      $  111,960
=====================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (thousands)....................              40,356         40,344          40,328

EARNINGS PER AVERAGE COMMON SHARE................................          $     3.05     $     3.01      $     2.78
=====================================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


Year ended December 31 (DOLLARS IN THOUSANDS)                                   1995           1994            1993
=====================================================================================================================
BALANCE AT BEGINNING OF PERIOD.................................            $  409,960     $  395,811      $  391,135

ADD - net income                                                              125,256        123,785         114,277

         Total.................................................               535,216        519,596         505,412

DEDUCT:

     Cash dividends declared on preferred stock................                 2,316          2,317           2,317

     Cash dividends declared on common stock...................               107,355        107,319         107,284
---------------------------------------------------------------------------------------------------------------------

         Total.................................................               109,671        109,636         109,601
---------------------------------------------------------------------------------------------------------------------

BALANCE AT END OF PERIOD.......................................            $  425,545     $  409,960      $  395,811
=====================================================================================================================




















































THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                                 CONSOLIDATED BALANCE SHEETS

 December 31 (DOLLARS IN THOUSANDS)                                           1995           1994            1993
=====================================================================================================================

ASSETS

PROPERTY, PLANT AND EQUIPMENT:

     In service................................................            $3,898,829     $3,770,247      $3,656,113

     Construction work in progress.............................                29,705         43,943          33,970
---------------------------------------------------------------------------------------------------------------------

         Total property, plant and equipment...................             3,928,534      3,814,190       3,690,083

              Less accumulated depreciation....................             1,585,274      1,487,300       1,370,227
---------------------------------------------------------------------------------------------------------------------

     Net property, plant and equipment.........................             2,343,260      2,326,890       2,319,856
---------------------------------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS, at cost........................                 9,943          7,868           6,920
---------------------------------------------------------------------------------------------------------------------


CURRENT ASSETS:

     Cash and cash equivalents.................................                 5,420          2,455           6,593

     Accounts receivable - customers, less reserve of $4,205,
       $3,719 and $4,070, respectively.........................               126,273        118,318         126,997

     Accrued unbilled revenues.................................                43,550         36,800          45,100

     Accounts receivable - other...............................                 9,152          8,601           6,269

     Fuel inventories, at LIFO cost............................                60,356         46,494          27,127

     Materials and supplies, at average cost...................                22,996         30,401          26,813

     Prepayments and other.....................................                 4,535         43,137          28,648

     Accumulated deferred tax assets...........................                10,759         12,077          24,088
---------------------------------------------------------------------------------------------------------------------

         Total current assets..................................               283,041        298,283         291,635
---------------------------------------------------------------------------------------------------------------------


DEFERRED CHARGES:

     Advance payments for gas..................................                 6,500         10,000          21,165

     Income taxes recoverable through future rates.............                41,934         47,246          47,593

     Other.....................................................                70,193         92,342          44,255
---------------------------------------------------------------------------------------------------------------------

         Total deferred charges................................               118,627        149,588         113,013
---------------------------------------------------------------------------------------------------------------------


TOTAL ASSETS ..................................................            $2,754,871     $2,782,629      $2,731,424
=====================================================================================================================


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

 December 31 (DOLLARS IN THOUSANDS)                                            1995           1994            1993
=====================================================================================================================

CAPITALIZATION AND LIABILITIES


CAPITALIZATION (see statements):

     Common stock and retained earnings........................           $   937,535    $   921,177     $   906,804

     Cumulative preferred stock................................                49,939         49,973          49,973

     Long-term debt............................................               843,862        730,567         838,660
---------------------------------------------------------------------------------------------------------------------

         Total capitalization..................................             1,831,336      1,701,717       1,795,437
---------------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:

     Short-term debt...........................................                67,600        182,750          47,000

     Accounts payable .........................................                72,089         66,391         100,285

     Dividends payable ........................................                27,427         27,415          27,410

     Customers' deposits.......................................                21,920         20,904          19,353

     Accrued taxes ............................................                27,937         25,153          24,717

     Accrued interest..........................................                19,144         23,873          26,712

     Long-term debt due within one year........................                   ---         25,350             350

     Accumulated provision for rate refund.....................                 2,650          2,970          39,117

     Other.....................................................                33,388         41,321          48,666
---------------------------------------------------------------------------------------------------------------------

         Total current liabilities.............................               272,155        416,127         333,610
---------------------------------------------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES:

     Accrued pension and benefit obligation....................                67,350         71,014          16,210

     Accumulated deferred income taxes.........................               485,078        497,056         484,003

     Accumulated deferred investment tax credits...............                83,178         88,328          93,478

     Other.....................................................                15,774          8,387           8,686
---------------------------------------------------------------------------------------------------------------------

         Total deferred credits and other liabilities..........               651,380        664,785         602,377
---------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
---------------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES...........................            $2,754,871     $2,782,629      $2,731,424
=====================================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                      CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31 (DOLLARS IN THOUSANDS)                                             1995           1994            1993
=====================================================================================================================
COMMON STOCK AND RETAINED EARNINGS:
     Common stock, par value $2.50 per share;
         Authorized 100,000,000 shares;
              issued 46,470,616 shares..........................           $  116,177     $  116,177      $  116,177
     Premium on capital stock...................................              608,273        608,158         608,195
     Retained earnings .........................................              425,545        409,960         395,811
     Treasury stock - 6,097,357, 6,116,229,  and 6,124,139
         shares, respectively...................................             (212,460)      (213,118)       (213,379)
---------------------------------------------------------------------------------------------------------------------
              Total common stock and retained earnings..........              937,535        921,177         906,804
---------------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK:
     Par value $20, authorized 675,000 shares - 4%;
         421,963, 423,663, and 423,663 shares, respectively.....                8,439          8,473           8,473
     Par value $25, authorized and unissued 4,000,000 shares....                  ---            ---             ---
     Par value $100, authorized 1,865,000 shares-
         SERIES       SHARES OUTSTANDING
         4.20%        50,000....................................                5,000          5,000           5,000
         4.24%        75,000....................................                7,500          7,500           7,500
         4.44%        65,000....................................                6,500          6,500           6,500
         4.80%        75,000....................................                7,500          7,500           7,500
         5.34%        150,000...................................               15,000         15,000          15,000
---------------------------------------------------------------------------------------------------------------------
              Total cumulative preferred stock..................               49,939         49,973          49,973
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
     First mortgage bonds-
         SERIES       DATE DUE
         4.50 %       March 1, 1995.............................                  ---         25,000          25,000
         5.125%       January 1, 1997...........................               15,000         15,000          15,000
         6.375%       January 1, 1998...........................               25,000         25,000          25,000
         7.125%       January 1, 1999...........................               12,500         12,500          12,500
         8.625%       January 1, 2000...........................                  ---         30,000          30,000
         6.25 %       Senior Notes Series B, October 15, 2000...              110,000            ---             ---
         7.125%       January 1, 2002...........................               40,000         40,000          40,000
         8.375%       January 1, 2004...........................                  ---         75,000          75,000
         9.125%       January 1, 2005...........................                  ---         60,000          60,000
         8.625%       January 1, 2006...........................                  ---         55,000          55,000
         8.375%       January 1, 2007...........................               75,000         75,000          75,000
         8.625%       November 1, 2007..........................               35,000         35,000          35,000
         8.25 %       August 15, 2016...........................              100,000        100,000         100,000
         8.875%       December 1, 2020..........................               75,000         75,000          75,000
         7.30 %       Senior Notes Series A, October 15, 2025...              110,000            ---             ---
         5.875%       Pollution Control Series A, 12-1-2007.....                  ---         47,000          47,000
         7.00 %       Pollution Control Series C, 3-1-2017......               56,000         56,000          56,000
     Other bonds-
         6.75 %       Muskogee Industrial Trust Bonds,
                      March 1, 2006.............................                  ---         32,050          32,400
         Var. %      Garfield Industrial Authority, 1-1-2025 ...               47,000            ---             ---
         Var. %      Muskogee Industrial Authority, 1-1-2025 ...               32,400            ---             ---
     Unamortized premium and discount, net......................               (9,038)        (8,533)         (8,890)
     Enogex Inc. notes (Note 5).................................              120,000          6,900          90,000
---------------------------------------------------------------------------------------------------------------------
              Total long-term debt..............................              843,862        755,917         839,010
                  Less long-term debt due within one year.......                  ---         25,350             350
---------------------------------------------------------------------------------------------------------------------
              Total long-term debt (excluding long-term
                  debt due within one year).....................              843,862        730,567         838,660
---------------------------------------------------------------------------------------------------------------------
Total Capitalization  ..........................................           $1,831,336     $1,701,717      $1,795,437
=====================================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (DOLLARS IN THOUSANDS)                                  1995           1994            1993
=====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................................            $  125,256     $  123,785      $  114,277
  Adjustments to Reconcile Net Income to Net Cash Provided
     from Operating Activities:
     Depreciation..............................................               132,135        126,377         119,543
     Deferred income taxes and investment tax credits, net.....                (9,078)        21,942             136
     Provision for rate refund.................................                 3,112          4,200          21,117
     Change in Certain Current Assets and Liabilities:
         Accounts receivable - customers.......................                (7,955)         8,679         (19,192)
         Accrued unbilled revenues.............................                (6,750)         8,300             200
         Fuel, materials and supplies inventories..............                (6,457)       (22,955)          7,740
         Accumulated deferred tax assets.......................                 1,318         12,011         (24,088)
         Other current assets..................................                38,051        (16,821)        (23,324)
         Accounts payable......................................                 5,887        (35,667)          5,268
         Accrued taxes ........................................                 2,784            436          (2,452)
         Accrued interest......................................                (4,729)        (2,839)         (3,249)
         Accumulated provision for rate refund.................                  (320)       (36,147)         39,117
         Other current liabilities.............................                (6,905)        (5,789)          4,600
     Other operating activities................................                15,160         18,698         (12,841)
---------------------------------------------------------------------------------------------------------------------
         Net cash provided from operating activities...........               281,509        204,210         226,852
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures......................................              (141,439)      (151,012)       (127,674)
---------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities.................              (141,439)      (151,012)       (127,674)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of long-term debt, net.........................                87,750        (83,450)        (15,300)
     Short-term debt, net......................................              (115,150)       135,750          21,000
     Redemption of preferred stock.............................                   (34)           ---             ---
     Cash dividends declared on preferred stock................                (2,316)        (2,317)         (2,317)
     Cash dividends declared on common stock...................              (107,355)      (107,319)       (107,284)
---------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities.................              (137,105)       (57,336)       (103,901)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.................................................                 2,965         (4,138)         (4,723)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD......................................................                 2,455          6,593          11,316
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................            $    5,420     $    2,455      $    6,593
=====================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Cash Paid During the Period for:
         Interest (net of amount capitalized)..................            $   76,860     $   74,372      $   71,401
         Income taxes .........................................            $   77,752     $   57,416      $   79,953
---------------------------------------------------------------------------------------------------------------------
DISCLOSURE OF ACCOUNTING POLICY:
 For purposes of these  statements,  the Company considers all highly liquid debt instruments  purchased  with a  maturity  of  three  months  or  less to be cash equivalents. These investments are carried at cost which approximates market.
=====================================================================================================================

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

ACCOUNTING RECORDS

     The accounting records of OG&E are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and adopted by the Oklahoma Corporation Commission ("OCC") and the Arkansas Public Service Commission ("APSC"). Additionally, OG&E, as a regulated utility, is subject to the accounting principles prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be charged to expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. Regulatory assets and liabilities are amortized consistent with ratemaking treatment established by regulators. Management continuously monitors the future recoverability of regulatory assets. When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is reduced or written-off, as appropriate. See Notes 7 and 10 of Notes to Consolidated Financial Statements for related discussion.

     In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company will adopt this new standard effective January 1, 1996, and believes it will not have a material impact on the Company's financial position or its results of operations.

USE OF ESTIMATES

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

DEPRECIATION

     The provision for depreciation, which was approximately 3.2 percent of the average depreciable utility plant, for each of the years 1995, 1994 and 1993, is provided on a straight-line method over the estimated service life of the property. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group procedure.

     Enogex's gas pipeline, gathering systems, compressors and gas processing plants are depreciated on a straight-line method over periods ranging from 15 to 48 years.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     Allowance for funds used during construction ("AFUDC") is calculated according to FERC pronouncements for the imputed cost of equity and borrowed funds. AFUDC, a non-cash item, is reflected as a credit on the Consolidated Statements of Income and a charge to construction work in progress.

     AFUDC rates, compounded semi-annually, were 6.3, 4.58, and 3.6 percent for the years 1995, 1994 and 1993, respectively.

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

FUEL INVENTORIES

     Fuel inventories for the generation of electricity consist of coal, oil and natural gas. These inventories are accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of fuel inventories exceeded the stated LIFO cost by approximately $2.4 million, $2.5 million, and $2.3 million for 1995, 1994 and 1993, respectively, based on the average cost of fuel purchased late in the respective years. LIFO liquidation gains and losses (no gains or losses in 1995 and 1994, and approximately $500,000 gain in 1993) reduces or increases the Company's recovery under its automatic fuel adjustment clauses, with no impact on net income. Natural gas products inventories are held for sale and accounted for based on the weighted average cost of production.

ENVIRONMENTAL COSTS

     Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. When a single estimate of the liability cannot be determined, the low end of the estimated range is recorded. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.

2.   Income Taxes

     The items comprising tax expense are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                        1995          1994           1993
---------------------------------------------------------------------------------------------------------
Provision For Current Income Taxes:
  Federal.............................................             $ 65,173      $ 42,974       $ 61,406
  State...............................................               12,722         7,155         10,597
---------------------------------------------------------------------------------------------------------
    Total Provision For Current Income Taxes..........               77,895        50,129         72,003
---------------------------------------------------------------------------------------------------------
Provisions (Benefit) For Deferred Income Taxes, net:
  Federal
    Depreciation......................................                6,084         7,372          9,673
    Repair allowance..................................                2,101         1,109          1,360
    Removal costs.....................................                  700         1,542          1,026
    Provision for rate refund.........................                 (588)       12,406         (6,972)
    Company restructuring.............................               (8,373)          ---            ---
    Other.............................................               (2,678)          812           (225)
  State...............................................               (1,174)        3,851            424
---------------------------------------------------------------------------------------------------------
    Total Provision (Benefit) For Deferred Income Taxes, net         (3,928)       27,092          5,286
---------------------------------------------------------------------------------------------------------
Deferred Investment Tax Credits, net..................               (5,150)       (5,150)        (5,150)
Income Taxes Relating to Other Income and Deductions..                1,436           203           (538)
---------------------------------------------------------------------------------------------------------
    Total Income Tax Expense..........................             $ 70,253      $ 72,274       $ 71,601
---------------------------------------------------------------------------------------------------------
Pretax Income.........................................             $195,509      $196,059       $185,878
=========================================================================================================

     The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

Year ended December 31                                               1995          1994           1993
---------------------------------------------------------------------------------------------------------
Statutory federal tax rate............................               35.0%         35.0%          35.0%
State income taxes, net of federal income tax benefit.                3.8           3.7            3.9
Tax credits, net......................................               (4.8)         (3.8)          (3.2)
Change in federal tax rate............................                ---           ---            0.9
Other, net............................................                1.9           2.0            1.9
---------------------------------------------------------------------------------------------------------
  Effective income tax rate as reported...............               35.9%          36.9%         38.5%
=========================================================================================================

     The Company files consolidated income tax returns. Income taxes are allocated to each company based on its separate taxable income or loss.

     Investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property.

     Current income tax expense increased in 1995 primarily due to costs incurred related to the Company restructuring and payment of the rate refund in 1994. The expenses accrued for the Company restructuring will not be deductible for income tax purposes until the benefits are paid in future years.

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which it adopted effective January 1, 1993. SFAS No. 109 requires an asset and liability approach to accounting for income taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. The Company elected not to restate the financial statements for years ending before January 1, 1993. When adopted, SFAS No. 109 had no effect on net income.

     The deferred tax provisions, set forth above, are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E.

     The components of Accumulated Deferred Income Taxes at December 31, 1995, 1994 and 1993 are as follows:

(DOLLARS IN THOUSANDS)                                            1995         1994         1993
==================================================================================================

Current Deferred Tax Assets:
  Accrued vacation .....................................       $  3,666     $  3,363     $  4,177
  Postemployment medical and life insurance benefits....            ---        3,235          ---
  Provision for rate refund.............................          1,025          375       14,965
  Uncollectible accounts................................          1,782        1,218        2,130
  Capitalization of indirect costs......................          2,583        2,583        2,816
  Provision for Worker's Compensation claims............          1,568          ---          ---
  Other.................................................            135        1,303          ---
--------------------------------------------------------------------------------------------------
    Accumulated deferred tax assets.....................       $ 10,759     $ 12,077     $ 24,088
==================================================================================================
Deferred Tax Liabilities:
  Accelerated depreciation and other property-related
  differences...........................................       $460,332     $455,943     $439,253
  Allowance for funds used during construction..........         49,572       53,317       57,074
  Income taxes recoverable through future rates.........         54,023       58,470       62,441
--------------------------------------------------------------------------------------------------
    Total...............................................        563,927      567,730      558,768
--------------------------------------------------------------------------------------------------
Deferred Tax Assets:
  Deferred investment tax credits.......................        (27,120)     (28,868)     (30,616)
  Income taxes refundable through future rates..........        (37,795)     (40,186)     (44,022)
  Postemployment medical and life insurance benefits....         (2,347)         ---          ---
  Company pension plan..................................        (11,612)      (6,417)      (3,255)
  Other.................................................             25        4,797        3,128
--------------------------------------------------------------------------------------------------
    Total...............................................        (78,849)     (70,674)     (74,765)
--------------------------------------------------------------------------------------------------
Accumulated Deferred Income Tax Liabilities.............       $485,078     $497,056     $484,003
==================================================================================================

     The effect of adopting SFAS No. 109 at January 1, 1993, before adjusting for the new tax rate, resulted in a net increase in property, plant and equipment of approximately $73.9 million, a net decrease in income taxes recoverable through future rates of approximately $12 million and a net increase in accumulated deferred income taxes of approximately $61.9 million. Also at January 1, 1993, approximately $8.1 million of deferred tax assets which were previously netted with accumulated deferred income taxes, were reclassified as current assets as a result of adopting SFAS No. 109.

     The Omnibus Reconciliation Act of 1993, signed into law on August 10, 1993, increased the top federal corporate tax rate from 34 to 35 percent. The 35 percent rate was retroactively made effective January 1, 1993. The change in the federal income tax rate increased the provision for income taxes approximately $1.6 million.

3.   COMMON STOCK AND RETAINED EARNINGS

     There were no new shares of common stock issued during 1995, 1994 or 1993. The $115,000 increase in 1995, $37,000 decrease in 1994 and $21,000 increase in 1993 in premium on capital stock, as presented on the Consolidated Statements of Capitalization, represents the gains and losses associated with the issuance of common stock pursuant to the Restricted Stock Plan.

RESTRICTED STOCK PLAN

     The Company has a Restricted Stock Plan whereby certain employees may periodically receive shares of the Company's common stock at the discretion of the Board of Directors. The Company distributed 18,872, 18,950, and 18,687 shares of common stock during 1995, 1994 and 1993, respectively. The Company also reacquired 11,040 and 1,235 shares in 1994 and 1993, respectively. The shares distributed/reacquired in the reported periods were recorded as treasury stock.

     Changes in common stock were:

(thousands)                                                  1995         1994         1993
---------------------------------------------------------------------------------------------
Shares outstanding January 1............................    40,354       40,346       40,329
Issued/reacquired under the Restricted Stock Plan, net..        19            8           17
---------------------------------------------------------------------------------------------
Shares outstanding December 31..........................    40,373       40,354       40,346
=============================================================================================

     There were 4,009,021 shares of unissued common stock reserved for the various employee and Company stock plans at December 31, 1995. With the exception of the Restricted Stock Plan, the common stock requirements, pursuant to those plans, are currently being satisfied with stock purchased on the open market.

     In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to measure stock compensation cost as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and make the appropriate pro forma disclosures of net income and earnings effective January 1, 1996.

     The Company's Restated Certificate of Incorporation and its Trust Indenture, as supplemented, relating to the First Mortgage Bonds, contained provisions which, under specific conditions, limit the amount of dividends (other than in shares of common stock) and/or other distributions which may be made to common shareowners.

     In December 1991, holders of the Company's First Mortgage Bonds approved a series of amendments to the Company's Trust Indenture. The amendments eliminated the cumulative amount of the previous restrictions on retained earnings related to the payment of dividends and provided management with the flexibility to repurchase its common stock, when appropriate, in order to maintain desired capitalization ratios and to achieve other business needs. The Company incurred $14 million relating to obtaining such amendments and began amortizing these costs over the remaining life of the respective bond issues. In November 1995, the Company redeemed $220 million principal amount of outstanding First Mortgage Bonds and expensed approximately $3 million of the costs incurred in obtaining the amendments. At the end of 1995, there was approximately $6.3 million in unamortized costs associated with obtaining these amendments.

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

     The Company's Restated Certificate of Incorporation permits the issuance of new series of preferred stock with dividends payable other than quarterly.

5.   LONG-TERM DEBT

     OG&E's Trust Indenture, as supplemented, relating to the First Mortgage Bonds, requires OG&E to pay to the trustee annually, an amount sufficient to redeem, for sinking fund purposes, 1 1/4 percent of the highest amount outstanding at any time. This requirement has been satisfied by pledging permanent additions to property to the extent of 166 2/3 percent of principal amounts of bonds otherwise required to be redeemed. Through December 31, 1995, gross property additions pledged totaled approximately $369 million.

     Annual sinking fund requirements for each of the five years subsequent to December 31, 1995, are as follows:

      Year                                                    Amount
      ================================================================
      1996........................................       $  13,614,583
      1997........................................       $  13,302,083
      1998........................................       $  12,781,249
      1999........................................       $  12,520,833
      2000........................................       $  10,229,166
      ================================================================

     As in prior years, OG&E expects to meet these requirements by pledging permanent additions to property.

     The Company successfully refinanced approximately $306 million of long-term debt in 1995. The following table summarizes the 1995 refinancing activity:

(DOLLARS IN THOUSANDS)                 Series       New Debt       Old Debt
----------------------------------------------------------------------------
Senior Notes Series B.............     6.25 %       $110,000        $    ---
Senior Notes Series A.............     7.30 %        110,000             ---
First Mortgage Bonds..............     8.625%            ---          30,000
First Mortgage Bonds..............     8.375%            ---          75,000
First Mortgage Bonds..............     9.125%            ---          60,000
First Mortgage Bonds..............     8.625%            ---          55,000
Garfield Industrial Authority.....     Var. %         47,000             ---
Muskogee Industrial Authority.....     Var. %         32,400             ---
Pollution Control Series A........     5.875%            ---          47,000
Muskogee Industrial Trust.........     6.75 %            ---          32,050
Enogex Inc. Notes ................     6.89 %        120,000             ---
Enogex Inc. Notes ................     Var. %            ---           6,900
----------------------------------------------------------------------------
     Total........................                  $419,400        $305,950
============================================================================

     As of December 31, 1995, Enogex long-term debt consisted of $120 million of medium-term notes at a composite rate of 6.89%. The following table itemizes the Enogex long-term debt at December 31, 1995, 1994 and 1993:

December 31 (DOLLARS IN THOUSANDS)                     1995           1994         1993
----------------------------------------------------------------------------------------
Series Due December 21, 1995--9.88%-10.03%.......    $    ---      $   ---      $ 60,000
Series Due December 21, 1998--9.96%-10.11%.......         ---          ---        30,000
Series Due August 7, 2000--6.76%-6.77%...........      27,000          ---           ---
Series Due August 31, 2000--6.68%................      20,000          ---           ---
Series Due September 1, 2000--6.70%..............      10,000          ---           ---
Variable Rate Note Due July 31, 2001.............         ---        6,900           ---
Series Due August 7, 2002--7.02%-7.05%...........      63,000          ---           ---
----------------------------------------------------------------------------------------

     Total.......................................    $120,000      $ 6,900      $ 90,000
========================================================================================

     Maturities of long-term debt during the next five years consist of $15 million in 1997, $25 million in 1998, $12.5 million in 1999 and $167 million in 2000.

     Unamortized debt expense and unamortized premium and discount on long-term debt are being amortized over the life of the respective debt.

     Substantially all electric plant was subject to lien of the Trust Indenture at December 31, 1995.

6.   SHORT-TERM DEBT

     The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. The maximum and average amounts of short-term borrowings during 1995 were $267.7 million and $146.6 million, respectively, at a weighted average interest rate of 6.39%. The weighted average interest rates for 1994 and 1993 were 4.76% and 3.60%, respectively. OG&E has an agreement for a flexible line of credit, up to $160 million, through December 6, 2000. The line of credit is maintained on a variable fee basis on the unused balance. Short-term debt in the amount of $67.6 million was outstanding at December 31, 1995.

7.   POSTEMPLOYMENT BENEFIT PLANS

     During 1994, the Company restructured its operations, reducing its workforce by approximately 24 percent. This was accomplished through a Voluntary Early Retirement Package ("VERP") and an enhanced severance package. The VERP included enhanced pension benefits as well as postemployment medical and life insurance benefits.

     As a result of the postemployment benefits provided in connection with this workforce reduction, the Company incurred severance costs and certain one-time costs computed in accordance with SFAS No. 88, "Employers' Accounting for
Settlements   and   Curtailments  of  Defined  Benefit  Pension  Plans  and  for
Termination   Benefits"   and  SFAS  No.   106,   "Employers'   Accounting   for
Postretirement Benefits Other Than Pensions". In response to an application filed by the Company, the OCC directed the Company to defer the one-time costs which had not been offset by labor savings through December 31, 1994. The remaining balance of the one-time costs is being amortized over 26 months, commencing January 1, 1995. The components of the severance and VERP costs and the amount deferred are as follows:

                                            SFAS          SFAS
(DOLLARS IN THOUSANDS)                     No. 88        No. 106     Severance       Total
=============================================================================================
Curtailment Loss.......................    $ 1,042       $ 5,457      $   ---       $ 6,499
Recognition of Transition Obligation...        ---        17,268          ---        17,268
Special Retirement Benefits............     28,198         6,566          ---        34,764
Enhanced Severance.....................        ---           ---        4,891         4,891
---------------------------------------------------------------------------------------------
Total VERP and Severance Costs.........    $29,240       $29,291      $ 4,891        63,422
---------------------------------------------------------------------------------------------
Deferred as a Regulatory Asset at December 31, 1994.......................          (48,903)
---------------------------------------------------------------------------------------------
Postemployment Costs Recognized as Restructuring in 1994..................           14,519
Consulting Fees...........................................................            2,750
Other.....................................................................            3,766
---------------------------------------------------------------------------------------------
1994 Restructuring Expenses...............................................          $21,035
=============================================================================================

     The restructuring charges reflected above, include only costs that were actually incurred in 1994. In 1995, amortization of the deferred regulatory asset was $22.6 million.

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

     In determining the projected benefit obligation, the weighted average discount rates used were 7.25, 8.25 and 7.25 percent for 1995, 1994 and 1993, respectively. The assumed rate of increase in future salary levels was 4.5 percent in 1995, 1994 and 1993. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 9 percent for the reported periods.

     The plan's assets consist primarily of U. S. Government securities, listed common stocks and corporate debt.

     Net periodic pension costs for 1995, 1994 and 1993 included the following:

(DOLLARS IN THOUSANDS)                                      1995          1994          1993
==============================================================================================
Service costs......................................       $ 4,714       $ 7,824       $ 7,630
Interest cost on projected benefit obligation......        20,392        17,851        14,557
Return on plan assets .............................       (15,036)      (17,510)      (15,697)
Net amortization and deferral......................        (1,263)       (1,263)       (1,263)
Amortization of unrecognized prior service cost....         2,634         1,489           671
----------------------------------------------------------------------------------------------
Net periodic pension costs.........................       $11,441       $  8,391      $ 5,898
==============================================================================================

     The following table sets forth the plan's funded status at December 31, 1995, 1994 and 1993:

 (DOLLARS IN THOUSANDS)                                         1995             1994            1993
=======================================================================================================
Projected benefit obligation:
  Vested benefits.......................................     $(232,457)      $(208,438)      $(140,958)
  Nonvested benefits....................................       (18,263)        (14,664)        (21,435)
-------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation........................      (250,720)       (223,102)       (162,393)
  Effect of future compensation levels..................       (44,853)        (29,425)        (51,196)
-------------------------------------------------------------------------------------------------------
Projected benefit obligation............................      (295,573)       (252,527)       (213,589)
Plan's assets at fair value.............................       214,986         177,045         194,501
-------------------------------------------------------------------------------------------------------
Plan's assets less than projected benefit obligation....       (80,587)        (75,482)        (19,088)
Unrecognized prior service cost.........................        40,616          43,250           7,942
Unrecognized net asset from application of SFAS No. 87..        (7,580)         (8,842)        (10,106)
Unrecognized net (gain) loss............................         9,489            (900)         14,448
-------------------------------------------------------------------------------------------------------
Accrued pension liability...............................     $ (38,062)      $ (41,974)      $  (6,804)
=======================================================================================================

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

     In addition to providing  pension  benefits,  the Company  provides certain medical and life insurance benefits for retired members ("postretirement benefits"). Employees retiring from the Company on or after attaining age 55 who have met certain length of service requirements are entitled to these benefits. The benefits are subject to deductibles, co-payment provisions and other limitations. Prior to January 1, 1993, the costs of retiree medical and life insurance benefits were recognized as expense when claims were paid ("pay-as-you-go").Pay-as-you-go costs totaled approximately $6,513,000, $4,621,000, and $3,804,000 for 1995, 1994 and 1993, respectively.

     The Company adopted the provisions of SFAS No.106 beginning January 1, 1993. This standard requires that employers accrue the cost of postretirement benefits during the active service periods of employees until the date they attain full eligibility for the benefits.

    During 1993, OG&E expensed pay-as-you-go postretirement benefits and recorded a deferral for the difference between pay-as-you-go and SFAS No. 106 requirements. The February 25, 1994, OCC rate order directed OG&E to recover postretirement benefit costs following the pay-as-you-go method and to defer the incremental cost associated with accrual recognition of SFAS No. 106 related costs following a "phase-in" plan. Accordingly, OG&E recorded a regulatory asset for the difference between the amounts using the pay-as-you-go method (adjusted for the phase-in plan) and those required by SFAS No. 106.

     A decision was made in the second quarter of 1994 to discontinue deferral of the differential and to charge to expense $8.4 million of postretirement benefits that had been recorded as a regulatory asset. Although OG&E continues to believe that it could have recovered these costs in future rate proceedings before the OCC, OG&E decided to recognize these expenses currently, due to its strategy to reduce its cost-structure, which minimizes future revenue requirements. OG&E expects to continue charging to expense the SFAS No. 106 costs and to include an annual amount as a component of cost-of-service in future ratemaking proceedings.

     Net postretirement benefit expense for 1995, 1994 and 1993 included the following components:

(DOLLARS IN THOUSANDS)                            1995          1994         1993
===================================================================================
Service cost................................    $ 1,932       $ 2,714      $ 2,812
Interest cost...............................      7,242         5,978        6,158
Return on plan assets.......................       (576)          ---          ---
Net amortization............................      3,325         3,549        3,687
Net amount capitalized or deferred..........     (2,399)       (4,557)      (8,853)
Discontinued deferral of regulatory asset...        ---         8,359          ---
-----------------------------------------------------------------------------------
    Net postretirement benefit expense......    $ 9,524       $16,043      $ 3,804
===================================================================================

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.25, 8.25 and 7.25 percent for December 31, 1995, 1994 and 1993, respectively. The rate of increase in future compensation levels used in measuring the life insurance accumulated postretirement benefit obligation was 4.5 percent for December 31, 1995, 1994 and 1993. An 11 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995; the rate is assumed to decrease gradually to 4.5 percent by the year 2006 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $11.2 million, and the aggregate of the service and interest cost components of net postretirement health care cost for 1995 by approximately $1.1 million.

     The following table sets forth the funded status of the postretirement benefits and amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1995, 1994 and 1993:

(DOLLARS IN THOUSANDS)                                1995            1994            1993
============================================================================================
Accumulated postretirement benefit obligation:
  Retirees...................................      $(88,500)       $(81,688)       $(42,891)
  Actives eligible to retire.................        (2,420)         (2,716)        (17,479)
  Actives not yet eligible to retire.........       (11,869)         (7,870)        (15,622)
--------------------------------------------------------------------------------------------
    Total....................................      (102,789)        (92,274)        (75,992)
Plan assets at fair value....................        23,864          17,279             ---
--------------------------------------------------------------------------------------------
Funded status ...............................       (78,925)        (74,995)        (75,992)
Unrecognized transition obligation...........        46,734          49,483          70,047
Unrecognized net actuarial loss (gain).......         4,331          (2,930)         (2,908)
--------------------------------------------------------------------------------------------
Accrued postretirement benefit obligation....      $(27,860)       $(28,442)       $ (8,853)
============================================================================================

POSTEMPLOYMENT BENEFITS

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The Company adopted this new standard effective January 1, 1994, recording $4.7 million of postemployment benefit cost for 1994 and $2.0 million for 1995.

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

(DOLLARS IN THOUSANDS)                               1995             1994             1993
=================================================================================================
Operating Information:
   Operating Revenues
    Electric utility........................     $1,168,287       $1,196,898       $1,282,816
    Non-utility subsidiary..................        178,082          203,079          219,376
    Intersegment revenues (A)...............        (44,332)         (44,809)         (54,940)
-------------------------------------------------------------------------------------------------
        Total...............................     $1,302,037       $1,355,168       $1,447,252
=================================================================================================
   Pre-tax Operating Income
    Electric utility........................     $  246,333       $  248,827       $  238,761
    Non-utility subsidiary..................         24,631           23,710           28,531
-------------------------------------------------------------------------------------------------
        Total...............................     $  270,964       $  272,537       $  267,292
=================================================================================================
   Net Income
    Electric utility........................     $  112,545       $  113,795       $  104,730
    Non-utility subsidiary..................         12,711            9,990            9,547
-------------------------------------------------------------------------------------------------
        Total...............................     $  125,256       $  123,785       $  114,277
=================================================================================================
Investment Information:
   Identifiable Assets as of December 31
    Electric utility........................     $2,422,609       $2,471,902       $2,443,651
    Non-utility subsidiary..................        332,262          310,727          287,773
-------------------------------------------------------------------------------------------------
        Total...............................     $2,754,871       $2,782,629       $2,731,424
=================================================================================================
Other Information:
   Depreciation
    Electric utility........................     $  110,719       $  107,239       $  104,343
    Non-utility subsidiary..................         21,416           19,138           15,200
-------------------------------------------------------------------------------------------------
        Total...............................     $  132,135       $  126,377       $  119,543
=================================================================================================
   Construction Expenditures
    Electric utility........................     $  110,276       $  104,256       $  105,746
    Non-utility subsidiary..................         43,242           45,634           22,396
-------------------------------------------------------------------------------------------------
        Total...............................     $  153,518       $  149,890       $  128,142
=================================================================================================

(A) Intersegment revenues are recorded at prices comparable to those of unaffiliated customers and are affected by regulatory considerations.

     On July 19, 1995, OG&E announced plans to create a holding company structure with OGE Energy Corp. becoming the parent company of OG&E. At a special meeting of shareowners on November 16, 1995, OG&E shareowners approved the new holding company structure. Upon regulatory approval, which is currently expected by mid-1996, OG&E's common stock will be exchanged on a share-for-share basis for common stock of OGE Energy Corp. and OG&E will become a subsidiary of OGE Energy Corp. As part of this corporate restructuring, OG&E's wholly-owned subsidiary, Enogex, will also become a direct subsidiary of OGE Energy Corp.

9.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into purchase commitments in connection with its construction program and the purchase of necessary fuel supplies of coal and natural gas for its generating units. The Company's construction expenditures for 1996 are estimated at $147 million.

     The Company acquires natural gas for boiler fuel under 585 individual contracts, some of which contain provisions allowing the owners to require prepayments for gas if certain minimum quantities are not taken. At December 31, 1995, 1994 and 1993, outstanding prepayments for gas, including the amounts classified as current assets, under these contracts were approximately $7,402,000, $10,879,000 and $22,165,000, respectively. The Company may be required to make additional prepayments in subsequent years. The Company expects to recover these prepayments as fuel costs if unable to take the gas prior to the expiration of the contracts.

     At December 31, 1995, the Company held non-cancelable operating leases covering 1,518 coal hopper railcars. Rental payments are charged to fuel expense and recovered through the Company's tariffs and automatic fuel adjustment clauses. The leases have purchase and renewal options. Future minimum lease payments due under the railcar leases, assuming the leases are renewed under the renewal option are as follows:

(DOLLARS IN THOUSANDS)
1996............     $5,991           1999....................       $  5,644
1997............      5,875           2000....................          5,529
1998............      5,759           2001 and beyond.........        116,930
                                                                    ---------
   Total Minimum Lease Payments...............................       $145,728
                                                                    =========

     Rental payments under operating leases were approximately $6.5 million in 1995, $5.6 million in 1994 and $4.9 million in 1993.

     OG&E is required to maintain the railcars it has under lease to transport coal from Wyoming and has entered into an agreement with Railcar Maintenance Company, a non-affiliated company, to furnish this maintenance.

     The Company had entered into an agreement with an unrelated third-party to develop a natural gas storage facility. During 1995, operation of the gas storage facility proved beneficial by allowing the Company to lower fuel costs by base loading coal generation, a less costly fuel supply. Also during 1995, the Company entered into negotiations with the third-party developer for gas storage service. Pursuant to those ongoing negotiations, the third-party developer reimbursed OG&E for all outstanding cash advances and interest amounting to approximately $46.8 million. The Company also entered into a bridge financing agreement as guarantor for the third-party developer for a period of one year. Upon final execution of an agreement for storage services, permanent financing by the third-party will replace the bridge finance agreement with OG&E as guarantor.

     The Company has entered into agreements with four qualifying cogeneration facilities having initial terms of 3 to 32 years. These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978 ("PURPA"). Stated generally, PURPA and the regulations thereunder promulgated by FERC require the Company to purchase power generated in a manufacturing process from a qualified cogeneration facility ("QF"). The rate for such power to be paid by the Company was approved by the OCC. The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by the Company; the other is a capacity charge which the Company must pay the QF for having the capacity available. However, if no electrical power is made available to the Company for a period of time (generally three months), the Company's obligation to pay the capacity charge is suspended. The total cost of cogeneration payments is currently recoverable in rates from Oklahoma customers.

     During 1995, 1994 and 1993, OG&E made total payments to cogenerators of approximately $210.4 million, $210.3 million, $213.0 million, of which $174.1 million, $173.2 million, $165.5 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as purchased power. The future minimum capacity payments under the contracts for the next five years are approximately:
1996 - $175  million,  1997 - $176  million,  1998 - $184  million,  1999 - $189 million and 2000 - $190 million.

     Approximately $1.6 million of the Company's construction expenditures budgeted for 1996 are to comply with environmental laws and regulations.

     OG&E management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $37 million during 1996, compared to approximately $37 million in 1995. OG&E continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

     The Company has contracted for low-sulphur coal to comply with the sulphur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). Since all of OG&E's coal-fired generating units currently burn low-sulfur coal, OG&E is not required to take any steps to comply with the new sulfur dioxide emission limits until January 1, 2000. The CAAA will also regulate emissions of nitrogen oxides and possibly certain hazardous air pollutants. The Company believes it can meet the current EPA Phase II limit for nitrogen oxides without additional expenditures. EPA's report on utility air toxic emissions has not been issued to date. With this uncertainty, it is possible that additional capital expenditures may be necessary in future years.

     The Company is a party to three separate actions brought by the EPA concerning cleanup of disposal sites for hazardous waste. The Company was not the owner or operator of those sites. Rather the Company along with many others, shipped materials to the owners or operators of the sites who failed to dispose of the materials in an appropriate manner. Two of the sites are in an operating and maintenance mode and will require minimal financial support from OG&E. The Company's total waste disposed at the remaining site is minimal. The Company recently elected to participate in the de minimis settlement offered by EPA. This limits the Company's financial obligation in addition to removing any participation in the site remedy.

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

     In the normal course of business,  other  lawsuits,  claims,  environmental actions and other governmental proceedings arise against the Company. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on the Company's consolidated financial position or results of operations.

10   RATE MATTERS AND REGULATION

     On February 25, 1994, the OCC issued an order that, among other things, effectively lowered OG&E's rates to its Oklahoma retail customers by approximately $14 million annually (based on a test year ended June 30, 1991) and required OG&E to refund approximately $41.3 million. The $14 million annual reduction in rates is expected to lower OG&E's rates to its Oklahoma customers by approximately $17 million annually. With respect to the $41.3 million refund, $39.1 million was associated with revenues prior to January 1, 1994, while the remaining $2.2 million related to 1994.

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

     Enogex transports natural gas to OG&E for use at its gas-fired generating units and performs related gas gathering activities for OG&E. The entire $41.3 million refund relates to the OCC's disallowance of a portion of the fees paid by OG&E to Enogex for such services in the past. Of the approximately $17 million annual rate reduction, approximately $9.9 million reflects the OCC's reduction of the amount to be recovered by OG&E from its Oklahoma customers for the future performance of such services by Enogex.

     As discussed in Note 7 of Notes to Consolidated Financial Statements, during the third quarter of 1994, the Company incurred $63.4 million of costs related to the VERP and enhanced severance package. Pending an OCC order, OG&E deferred these costs; however, between August 1, and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by OG&E on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted the Company to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced OG&E's electric rates by approximately $15 million annually, effective January 1995. The Company anticipates that labor savings from the VERP and severance package will substantially offset the amortization of the regulatory asset and annual rate reduction of $15 million.

     The components of Deferred Charges - Other, on the Consolidated Balance Sheets included the following, as of December 31:

(DOLLARS IN THOUSANDS)                                 1995           1994           1993
==========================================================================================
Regulatory asset (restructuring).............     $ 26,331      $  48,903      $    ---
Unamortized debt expense.....................       10,919         12,871        14,146
Enogex gas sales contracts...................       11,294         12,690           ---
Unamortized loss on reacquired debt..........       11,197          5,487         5,711
Miscellaneous................................       10,452         12,391        24,398
------------------------------------------------------------------------------------------
         Total...............................     $ 70,193      $  92,342      $ 44,255
==========================================================================================


Regulatory Assets and Liabilities consisted of the following as of December 31:

(DOLLARS IN THOUSANDS)                                1995           1994           1993
==========================================================================================
Regulatory Assets:
  Income Taxes Recoverable from Customers....     $139,594      $ 151,086      $161,346
  Workforce Reduction (Restructuring)........       26,331         48,903           ---
  Miscellaneous                                        455          2,214        12,090
------------------------------------------------------------------------------------------
      Total Regulatory Assets................      166,380        202,203       173,436
Regulatory Liabilities:
  Income Taxes Refundable to Customers.......      (97,660)      (103,840)     (113,753)
  Gain on Disposition of Allowances..........         (282)          (187)          (79)
------------------------------------------------------------------------------------------
Net Regulatory Assets........................     $ 68,438       $  98,176     $ 59,604
==========================================================================================

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

     Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                  1995                     1994                      1993
                                         ---------------------   ---------------------     ---------------------
                                          Carrying      Fair       Carrying     Fair         Carrying    Fair
(DOLLARS IN THOUSANDS)                     Amount       Value       Amount      Value         Amount     Value
====================================================================================================================
ASSETS:
  CASH AND CASH EQUIVALENTS.........     $  5,420   $  5,420      $  2,455   $  2,455      $  6,593   $  6,593
====================================================================================================================
LIABILITIES:
  CUSTOMER DEPOSITS.................     $ 21,920   $ 21,920      $ 20,904   $ 20,904      $ 19,353   $ 19,353
====================================================================================================================
CAPITALIZATION:
  First Mortgage Bonds..............     $644,462   $671,356      $716,967   $710,523      $716,610   $749,684
  Industrial Authority Bonds........       79,400     79,400        32,050     32,044        32,400     32,604
  Enogex Inc. Notes                       120,000    124,853         6,900      6,900        90,000    100,486
  Preferred Stock:
   4% - 5.34% Series -836,963,
    838,663 and 838,663 Shares......       49,939     35,541        49,973     27,442        49,973     34,523
--------------------------------------------------------------------------------------------------------------------
   TOTAL CAPITALIZATION.............     $893,801   $911,150      $805,890   $776,909      $888,983   $917,297
====================================================================================================================

Report of Independent Public Accountants
----------------------------------------


TO THE SHAREOWNERS OF
OKLAHOMA GAS AND ELECTRIC COMPANY:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (an Oklahoma corporation) and its subsidiaries as of December 31,1995, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company and its subsidiaries as of December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                             /s/ Arthur Andersen LLP
                                 Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 24, 1996

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

Supplementary Data
------------------

Interim Consolidated Financial Information  (Unaudited)

     In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods:


Quarter ended (DOLLARS IN THOUSANDS EXCEPT                Dec 31        Sep 30        Jun 30        Mar 31
PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------
Operating revenues.........................    1995      $283,898      $467,510      $304,113      $246,516
                                               1994       281,388       443,173       346,623       283,984
                                               1993       301,392       500,639       341,799       303,422
----------------------------------------------------------------------------------------------------------------
Operating income...........................    1995      $ 24,948      $115,991      $ 42,800      $ 18,408
                                               1994        23,792       105,563        50,427        20,684
                                               1993        18,899       111,576        39,457        25,221
----------------------------------------------------------------------------------------------------------------
Net income (loss)..........................    1995      $  4,890      $ 96,969      $ 24,258      $   (861)
                                               1994         4,952        86,251        31,082         1,500
                                               1993        (3,619)       90,810        20,396         6,690
----------------------------------------------------------------------------------------------------------------
Earnings (loss) available for common.......    1995      $  4,311      $ 96,390      $ 23,679      $ (1,440)
                                               1994         4,372        85,672        30,503           921
                                               1993        (4,199)       90,231        19,817         6,111
----------------------------------------------------------------------------------------------------------------
Earnings (loss) per average common share...    1995      $   0.11      $   2.39      $   0.59      $  (0.04)
                                               1994          0.11          2.12          0.76          0.02
                                               1993         (0.10)         2.24          0.49          0.15
----------------------------------------------------------------------------------------------------------------

Unaudited Pro Forma Financial Information
-----------------------------------------

     The following unaudited pro forma financial information presents the historical consolidated balance sheet, statement of income and retained earnings and ratio of earnings to fixed charges of OG&E after giving effect to the restructuring, including the transfer of Enogex Inc. and its subsidiaries to OGE Energy Corp. The unaudited pro forma balance sheet at December 31, 1995, gives effect to the restructuring as if it had occurred at December 31, 1995. The unaudited pro forma statements of income and retained earnings for each of the years in the three-year period ended December 31, 1995, gives effect to the restructuring as if it had occurred at January 1, 1993. The unaudited pro forma ratio of earnings to fixed charges for each of the years in the three years ended December 31, 1995, gives effect to the restructuring as if it had occurred at January 1, 1993.

     The pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of OG&E. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the transaction been consummated on the date, or at the beginning of the periods, for which the transaction is being given effect nor is it necessarily indicative of future operating results or financial position.



            UNAUDITED PRO FORMA RATIO OF EARNINGS TO FIXED CHARGES


                                       Year Ended December 31,
                                       -----------------------

                                       1995      1994     1993
                                       ----      ----     ----

 Unaudited Pro Forma Ratio of
         Earnings to Fixed Charges     3.59      3.75     3.35

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

                                      Oklahoma Gas and Electric Company
                                      Unaudited Pro Forma Balance Sheet
                                              December 31, 1995

-----------------------------------------------------------------------------------------------------------------
                                                               OG&E                Pro Forma          Pro Forma
                                                           (As Reported)      Adjustments (1)             OG&E
                                                      -------------------   ------------------   ----------------
                                                                          (DOLLARS IN THOUSANDS)

ASSETS

PROPERTY, PLANT AND EQUIPMENT:
     In service....................................           $3,898,829           $(375,121)         $3,523,708
     Construction work in progress.................               29,705              (5,259)             24,446
                                                      -------------------   ------------------   ----------------
          Total property, plant and equipment......            3,928,534            (380,380)          3,548,154
            Less accumulated depreciation..........            1,585,274            (101,375)          1,483,899
                                                      -------------------   ------------------   ----------------
          Net property, plant and equipment........            2,343,260            (279,005)          2,064,255
                                                      -------------------   ------------------   ----------------
OTHER PROPERTY AND INVESTMENTS, at cost............                9,943              (1,917)              8,026
                                                      -------------------   ------------------   ----------------
CURRENT ASSETS:
     Cash and cash equivalents.....................                5,420              (5,023)                397
     Accounts receivable - customers, less reserve.              126,273             (23,932)            102,341
     Accrued unbilled revenues.....................               43,550                 ---              43,550
     Accounts receivable - other...................                9,152               1,773              10,925
     Fuel inventories, at LIFO cost................               60,356              (1,079)             59,277
     Materials and supplies, at average cost.......               22,996              (4,140)             18,856
     Prepayments and other.........................                4,535              (1,056)              3,479
     Accumulated deferred tax assets...............               10,759                (717)             10,042
                                                      -------------------   ------------------   ----------------
          Total current assets.....................              283,041             (34,174)            248,867
                                                      -------------------   ------------------   ----------------
DEFERRED CHARGES:
     Advance payments for gas......................                6,500                 ---               6,500
     Income taxes recoverable - future rates.......               41,934                 ---              41,934
     Other.........................................               70,193             (14,525)             55,668
                                                      -------------------   ------------------   ----------------
          Total deferred charges...................              118,627             (14,525)            104,102
                                                      -------------------   ------------------   ----------------
TOTAL ASSETS.......................................           $2,754,871           $(329,621)         $2,425,250
                                                      ===================   ==================   ================

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
     Common stock and retained earnings............           $  937,535           $(120,243)         $  817,292
     Cumulative preferred stock....................               49,939                 ---              49,939
     Long-term debt................................              843,862            (120,000)            723,862
                                                      -------------------   ------------------   ----------------
          Total capitalization.....................            1,831,336            (240,243)          1,591,093
                                                      -------------------   ------------------   ----------------
CURRENT LIABILITIES:
     Short-term debt...............................               67,600                 ---              67,600
     Accounts payable..............................               72,089             (16,814)             55,275
     Dividends payable.............................               27,427                 ---              27,427
     Customers' deposits...........................               21,920                 ---              21,920
     Accrued taxes.................................               27,937              (1,381)             26,556
     Accrued interest..............................               19,144              (3,177)             15,967
     Long-term debt due within one year............                  ---                 ---                 ---
     Accumulated provision for rate refunds........                2,650                 ---               2,650
     Other.........................................               33,388              (3,085)             30,303
                                                      -------------------   ------------------   ----------------
          Total current liabilities................              272,155             (24,457)            247,698
                                                      -------------------   ------------------   ----------------
DEFERRED CREDITS AND OTHER LIABILITIES:
     Accrued pension and benefit obligation........               67,350              (3,367)             63,983
     Accumulated deferred income taxes.............              485,078             (57,900)            427,178
     Accumulated deferred investment tax credits...               83,178                 ---              83,178
     Other.........................................               15,774              (3,654)             12,120
                                                      -------------------   ------------------   ----------------
          Total deferred credits and other
            liabilities............................              651,380             (64,921)            586,459
                                                      -------------------   ------------------   ----------------
TOTAL CAPITALIZATION AND LIABILITIES...............           $2,754,871           $(329,621)         $2,425,250
                                                      ===================   ==================   ================



SEE ACCOMPANYING NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS.

                                      Oklahoma Gas and Electric Company
                       Unaudited Pro Forma Statements of Income and Retained Earnings
                                    For the year ended December 31, 1995

--------------------------------------------------------------------------------------------------------------
                                                          OG&E               Pro Forma           Pro Forma
                                                      (As Reported)       Adjustments(2)            OG&E
                                                     ----------------     ----------------     ---------------
                                                                 (THOUSANDS EXCEPT PER SHARE DATA)

OPERATING REVENUES:
     Electric Utility.........................            $1,168,287         $       ---           $1,168,287
     Non-Utility Subsidiary...................               133,750            (133,750)                 ---
                                                     ----------------     ----------------     ---------------
       Total Operating Revenues...............             1,302,037            (133,750)           1,168,287
OPERATING EXPENSES:
     Fuel ....................................               260,443              44,332              304,775
     Purchased power..........................               216,598                 ---              216,598
     Gas purchased for resale.................                87,293             (87,293)                 ---
     Other operation..........................               233,250             (39,016)             194,234
     Maintenance..............................                57,574              (1,935)              55,639
     Depreciation and amortization............               132,135             (21,416)             110,719
     Current income taxes.....................                77,895              (5,095)              72,800
     Deferred income taxes, net...............                (3,928)              1,593               (2,335)
     Deferred investment tax credits, net.....                (5,150)                ---               (5,150)
     Taxes other than income..................                43,780              (3,790)              39,990
-------------------------------------------------    ----------------     ----------------     ---------------
       Total operating expenses...............             1,099,890            (112,620)             987,270
-------------------------------------------------    -------------------------------------     ---------------
OPERATING INCOME..............................               202,147             (21,130)             181,017
-------------------------------------------------    ----------------     ----------------     ---------------
OTHER INCOME AND DEDUCTIONS:
     Interest income..........................                 4,380                (309)               4,071
     Other....................................                (3,580)               (704)              (4,284)
-------------------------------------------------    ----------------     ----------------     ---------------
       Net other income and deductions........                   800              (1,013)                (213)
-------------------------------------------------    ----------------     ----------------     ---------------
INTEREST CHARGES:
     Interest on long-term debt...............                67,549              (3,579)              63,970
     Allowance for borrowed funds used
       during construction....................                (1,224)                ---               (1,224)
     Other....................................                11,366              (5,852)               5,514
-------------------------------------------------    ----------------     ----------------     ---------------
       Total interest charges, net............                77,691              (9,431)              68,260
-------------------------------------------------    ----------------     ----------------     ---------------
NET INCOME ...................................               125,256             (12,712)             112,544
PREFERRED DIVIDEND REQUIREMENTS...............                 2,316                 ---                2,316
                                                     ----------------     ----------------     ---------------
EARNINGS  AVAILABLE FOR COMMON................            $  122,940         $   (12,712)          $  110,228
                                                     ================     ================     ===============
AVERAGE COMMON SHARES
    OUTSTANDING...............................                40,356                 ---               40,356
EARNINGS PER AVERAGE COMMON SHARE.............            $     3.05         $     (0.32)          $     2.73



STATEMENT OF RETAINED EARNINGS
                                                          OG&E               Pro Forma           Pro Forma
                                                      (As Reported)         Adjustments             OG&E
                                                     ----------------     ----------------     ---------------
BALANCE AT BEGINNING OF PERIOD................            $  409,960         $  (104,197)          $  305,763
ADD-net income................................               125,256             (12,712)             112,544
                                                     ----------------     ----------------     ---------------
    Total.....................................               535,216            (116,909)             418,307

DEDUCT:
  Cash dividends declared on preferred stock..                 2,316                 ---                2,316
  Cash dividends declared on common stock.....               107,355             (12,666)              94,689
                                                     ----------------     ----------------     ---------------
    Total.....................................               109,671             (12,666)              97,005
                                                     ----------------     ----------------     ---------------
BALANCE AT END OF PERIOD......................            $  425,545         $  (104,243)          $  321,302
                                                     ================     ================     ===============




SEE ACCOMPANYING NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS.

                                      OKLAHOMA GAS AND ELECTRIC COMPANY
                       UNAUDITED PRO FORMA STATEMENTS OF INCOME AND RETAINED EARNINGS
                                    FOR THE YEAR ENDED DECEMBER 31, 1994
==============================================================================================================


                                                         OG&E               PRO FORMA             PRO FORMA
                                                     (AS REPORTED)        ADJUSTMENTS(2)            OG&E
                                                   ----------------      ----------------      ---------------
                                                               (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
     Electric Utility.........................          $1,196,898           $       ---           $1,196,898
     Non-Utility Subsidiary...................             158,270              (158,270)                 ---
                                                    ---------------      ----------------      ---------------
       Total Operating Revenues...............           1,355,168              (158,270)           1,196,898
OPERATING EXPENSES:
     Fuel ....................................             263,329                44,810              308,139
     Purchased power..........................             228,701                   ---              228,701
     Gas purchased for resale.................             114,044              (114,044)                 ---
     Other operation..........................             216,961               (40,293)             176,668
     Maintenance..............................              67,233                (2,051)              65,182
     Restructuring............................              21,035                   ---               21,035
     Depreciation and amortization............             126,377               (19,138)             107,239
     Current income taxes.....................              50,129                (2,288)              47,841
     Deferred income taxes, net...............              27,092                (1,780)              25,312
     Deferred investment tax credits, net.....              (5,150)                  ---               (5,150)
     Taxes other than income..................              44,951                (3,844)              41,107
----------------------------------------------      ---------------      ----------------      ---------------
       Total operating expenses...............           1,154,702              (138,628)           1,016,074
----------------------------------------------      ---------------      ----------------      ---------------
OPERATING INCOME..............................             200,466               (19,642)             180,824
----------------------------------------------      ---------------      ----------------      ---------------
OTHER INCOME AND DEDUCTIONS:
     Interest income..........................               3,409                  (234)               3,175
     Other....................................              (5,576)                  693               (4,883)
----------------------------------------------      ---------------      ----------------      ---------------
       Net other income and deductions........              (2,167)                  459               (1,708)
----------------------------------------------      ---------------      ----------------      ---------------
INTEREST CHARGES:
     Interest on long-term debt...............              67,680                (6,454)              61,226
     Allowance for borrowed funds used
       during construction....................              (1,073)                  ---               (1,073)
     Other....................................               7,907                (2,739)               5,168
----------------------------------------------      ---------------      ----------------      ---------------
       Total interest charges, net............              74,514                (9,193)              65,321
----------------------------------------------      ---------------      ----------------      ---------------
NET INCOME ...................................             123,785                (9,990)             113,795
PREFERRED DIVIDEND REQUIREMENTS...............               2,317                   ---                2,317
                                                    ---------------      ----------------      ---------------
EARNINGS  AVAILABLE FOR COMMON................          $  121,468           $    (9,990)          $  111,478
                                                    ===============      ================      ===============
AVERAGE COMMON SHARES
    OUTSTANDING...............................              40,344                   ---               40,344
EARNINGS PER AVERAGE COMMON SHARE.............          $     3.01           $     (0.25)          $     2.76



STATEMENT OF RETAINED EARNINGS
                                                         OG&E                PRO FORMA           PRO FORMA
                                                     (AS REPORTED)          ADJUSTMENTS             OG&E
                                                    ---------------      ----------------     ----------------
BALANCE AT BEGINNING OF PERIOD................          $  395,811           $  (103,277)          $  292,534
ADD-net income................................             123,785                (9,990)             113,795
                                                    ---------------      ----------------     ----------------
    Total.....................................             519,596              (113,267)             406,329

DEDUCT:
  Cash dividends declared on preferred stock..               2,317                   ---                2,317
  Cash dividends declared on common stock.....             107,319                (9,070)              98,249
                                                    ---------------      ----------------     ----------------
    Total.....................................             109,636                (9,070)             100,566
                                                    ---------------      ----------------     ----------------
BALANCE AT END OF PERIOD......................          $  409,960           $  (104,197)          $  305,763
                                                    ===============      ================     ================


SEE ACCOMPANYING NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS.

                                      OKLAHOMA GAS AND ELECTRIC COMPANY
                       UNAUDITED PRO FORMA STATEMENTS OF INCOME AND RETAINED EARNINGS
                                    FOR THE YEAR ENDED DECEMBER 31, 1993
==============================================================================================================


                                                         OG&E               PRO FORMA             PRO FORMA
                                                     (AS REPORTED)        ADJUSTMENTS(2)            OG&E
                                                   ----------------      ----------------      ---------------
                                                               (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:
     Electric Utility.........................          $1,282,816           $       ---           $1,282,816
     Non-Utility Subsidiary...................             164,436              (164,436)                 ---
                                                    ---------------      ----------------      ---------------
       Total Operating Revenues...............           1,447,252              (164,436)           1,282,816
OPERATING EXPENSES:
     Fuel ....................................             383,207                54,940              438,147
     Purchased power..........................             218,689                   ---              218,689
     Gas purchased for resale.................             140,311              (140,311)                 ---
     Other operation..........................             196,323               (29,696)             166,627
     Maintenance..............................              78,665                (1,878)              76,787
     Depreciation and amortization............             119,543               (15,200)             104,343
     Current income taxes.....................              72,003                (7,357)              64,646
     Deferred income taxes, net...............               5,286                (2,018)               3,268
     Deferred investment tax credits, net.....              (5,150)                  ---               (5,150)
     Taxes other than income..................              43,222                (3,760)              39,462
----------------------------------------------      ---------------      ----------------      ---------------
       Total operating expenses...............           1,252,099              (145,280)           1,106,819
----------------------------------------------      ---------------      ----------------      ---------------
OPERATING INCOME..............................             195,153               (19,156)             175,997
----------------------------------------------      ---------------      ----------------      ---------------
OTHER INCOME AND DEDUCTIONS:
     Interest income..........................               1,431                  (398)               1,033
     Other....................................              (2,732)                  (63)              (2,795)
----------------------------------------------      ---------------      ----------------      ---------------
       Net other income and deductions........              (1,301)                 (461)              (1,762)
----------------------------------------------      ---------------      ----------------      ---------------
INTEREST CHARGES:
     Interest on long-term debt...............              70,490                (9,093)              61,397
     Allowance for borrowed funds used
       during construction....................                (433)                  ---                 (433)
     Other....................................               9,518                  (977)               8,541
----------------------------------------------      ---------------      ----------------      ---------------
       Total interest charges, net............              79,575               (10,070)              69,505
----------------------------------------------      ---------------      ----------------      ---------------
NET INCOME ...................................             114,277                (9,547)             104,730
PREFERRED DIVIDEND REQUIREMENTS...............               2,317                   ---                2,317
                                                    ---------------      ----------------      ---------------
EARNINGS  AVAILABLE FOR COMMON................          $  111,960           $    (9,547)          $  102,413
                                                    ===============      ================      ===============
AVERAGE COMMON SHARES
    OUTSTANDING...............................              40,328                   ---               40,328
EARNINGS PER AVERAGE COMMON SHARE.............          $     2.78           $     (0.24)          $     2.54



STATEMENT OF RETAINED EARNINGS
                                                         OG&E                PRO FORMA           PRO FORMA
                                                     (AS REPORTED)          ADJUSTMENTS             OG&E
                                                    ---------------      ----------------     ----------------
BALANCE AT BEGINNING OF PERIOD................          $  391,135           $   (87,089)          $  304,046
ADD-net income................................             114,277                (9,547)             104,730
                                                    ---------------      ----------------     ----------------
    Total.....................................             505,412               (96,636)             408,776

DEDUCT:
  Cash dividends declared on preferred stock..               2,317                   ---                2,317
  Cash dividends declared on common stock.....             107,284                 6,641              113,925
                                                    ---------------      ----------------     ----------------
    Total.....................................             109,601                 6,641              116,242
                                                    ---------------      ----------------     ----------------
BALANCE AT END OF PERIOD......................          $  395,811           $  (103,277)          $  292,534
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

     The most significant intercompany transactions are transmission fees and related charges to Oklahoma Gas and Electric Company from Enogex, its subsidiary whose core business has been to deliver natural gas to Oklahoma Gas and Electric Company power plants. The amount of these charges were $44.3 million for the year ended December 31, 1995; $44.8 million for the year ended December 31, 1994; and $54.9 million for the year ended December 31, 1993.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         -------------------------

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT.
         ----------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     Items 10, 11, 12 and 13 are omitted pursuant to General Instruction G of Form 10-K, since OG&E filed copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 27, 1996. Such proxy statement is incorporated herein by reference. In accordance with Instruction G of Form 10-K, the information required by Item 10 relating to Executive Officers has been included in Part I, Item 4, of this Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
----------------------------------------------------
         REPORTS ON FORM 8-K.
         --------------------

(A) 1. FINANCIAL STATEMENTS
---------------------------

     The following consolidated financial statements and supplementary data are included in Part II, Item 8 of this Report:

   o Consolidated Balance Sheets at December 31, 1995, 1994 and 1993

   o Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

   o Consolidated Statements of Retained Earnings for the years ended December 31, 1995, 1994 and 1993

   o Consolidated Statements of Capitalization at December 31,  1995,  1994  and
     1993

   o Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

   o Notes to Consolidated Financial Statements

   o Report of Independent Public Accountants

   o Report of Management

                  SUPPLEMENTARY DATA
                  ------------------

   o Interim Consolidated Financial Information

   o Unaudited Pro Forma Financial Information

2. FINANCIAL STATEMENT SCHEDULE (INCLUDED IN PART IV)                PAGE
-----------------------------------------------------                ----

     Schedule II - Valuation and Qualifying Accounts                  78

     Report of Independent Public Accountants                         79

     Financial Data Schedule                                          84

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

3.02    By-laws. (Filed as Exhibit 4.02 to Post-Effective
                 Amendment No. Three to Registration Statement No.
                 2-94973 and incorporated by reference herein)

4.01    Copy of Trust Indenture, dated
                 February 1, 1945,from OG&E to
                 The First National Bank and Trust Company of Oklahoma City, Trustee. (Filed as Exhibit 7-A to
                 Registration Statement No. 2-5566 and incorporated by reference herein)

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

4.29    Copy of Supplemental Trust Indenture,  dated December 9, 1991, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.29 to the Company's Form 10-K Report for the year ended December 31, 1991, File No. 1-1097, and incorporated by reference herein)

4.30    Copy of  Supplemental  Trust  Indenture dated October 1, 1995, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to the Company's Form 8-K Report dated October
                 23, 1995, File No. 1-1097, and incorporated by reference herein)

4.31    Copy of Supplemental Trust Indenture dated
                 October 1, 1995, from OG&E to
                 Boatmen's First National Bank of Oklahoma, Trustee.
                 (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.32    Copy of Supplemental Trust Indenture No. 1 dated
                 October 16, 1995, being a supplemental instrument to Exhibit 4.31 hereto. (Filed as Exhibit 4.01 to the Company's Form 8-K Report dated October 23, 1995,
                 File No. 1-1097, and incorporated by reference herein)

10.01   Coal Supply  Agreement  dated March 1, 1973,  between OG&E and
                 Atlantic  Richfield   Company.   (Filed  as  Exhibit  5.19  to
                 Registration   Statement   No. 2-59887  and   incorporated  by
                 reference herein)

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

10.04   Amendment dated June 27, 1990, between OG&E and Thunder
                 Basin Coal Company,  to Coal Supply  Agreement  dated March 1,
                 1973, between OG&E and Atlantic  Richfield Company.  (Filed as
                 Exhibit 10.04 to the Company's Form 10-K Report for the year ended December 31, 1994, File No. 1-1097, and incorporated by reference herein) [Confidential Treatment has been requested for certain portions of this exhibit.]

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

10.08   Form of Amended and Restated Stock Equivalent and
                 Deferred Compensation Agreement for Directors, as amended. (Filed as Exhibit 10.08 to the Company's
                 Form 10-K Report for the year ended December 31, 1994,
                 File No. 1-1097, and incorporated by reference herein)

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

21.01   Subsidiaries of the Registrant.

23.01   Consent of Arthur Andersen LLP.

24.01   Power of Attorney.

27.01   Financial Data Schedule.

99.02   Description of Common Stock.  (Filed as Exhibit 99.02
                 to the Company's Form 10-K Report for the year ended December 31, 1994, File No. 1-1097, and incorporated by reference herein)

                 Executive Compensation Plans and Arrangements
                 ---------------------------------------------

10.08   Form of Amended and Restated Stock Equivalent and
                 Deferred Compensation Agreement for Directors, as amended.
                 (Filed as Exhibit 10.08 to the Company's Form 10-K Report for the year ended December 31, 1994, File No. 1-1097, and incorporated by reference herein)

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


(B)  REPORTS ON FORM 8-K
------------------------

        Item 5. Other Events, dated July 26, 1995.
        Item 7. Financial Statements and Exhibits, dated August 3, 1995.
        Item 5. Other Events, dated October 23, 1995.
        Item 7. Financial  Statements and  Exhibits, dated October 23, 1995.
        Item 5. Other Events, dated October 25, 1995.

                        OKLAHOMA GAS AND ELECTRIC COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


  COLUMN A                                  COLUMN B                  COLUMN C                    COLUMN D           COLUMN E
                                            BALANCE          CHARGED TO       CHARGED TO                              BALANCE
                                           BEGINNING         COSTS AND           OTHER                                END OF
 DESCRIPTION                                OF YEAR           EXPENSES         ACCOUNTS          DEDUCTIONS            YEAR
 -----------                             ------------       -----------------------------       ------------       -----------

   1995                                                              (THOUSANDS)

 Reserve for Uncollectible Accounts            $3,719         $7,588               -                  $7,102            $4,205

   1994

 Reserve for Uncollectible Accounts            $4,070         $6,767               -                  $7,118            $3,719

   1993

 Reserve for Uncollectible Accounts            $4,039         $6,669               -                  $6,638            $4,070


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Oklahoma Gas and Electric Company:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Oklahoma Gas and Electric Company included in this Form 10-K, and have issued our report thereon dated January 24, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 70, Item 14 (a) 2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             /s/ Arthur Andersen LLP
                                 Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 24, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 22nd day of March, 1996.

                        OKLAHOMA GAS AND ELECTRIC COMPANY
                                  (REGISTRANT)

                              /s/ J. G. Harlow, Jr.
                              By J. G. Harlow, Jr.
                              Chairman of the Board
                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

    SIGNATURE                         TITLE                        DATE
    ---------                         -----                        ----

/s/ J. G. Harlow, Jr.
J. G. Harlow, Jr.           Principal Executive
                              Officer and Director;            March 22, 1996


/s/ A. M. Strecker
A. M. Strecker              Principal Financial
                              Officer; and                     March 22, 1996


/s/ D. L. Young
D. L. Young                 Principal Accounting
                              Officer.                         March 22, 1996

      Herbert H. Champlin          Director;

      William E. Durrett           Director;

      Martha W. Griffin            Director;

      Hugh L. Hembree, III         Director;

      Steven E. Moore              Director;

      Bill Swisher                 Director; and

      Ronald H. White, M.D.        Director.


/s/ J. G. Harlow, Jr.
By J. G. Harlow, Jr. (attorney-in-fact)                        March 22, 1996

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

3.02    By-laws. (Filed as Exhibit 4.02 to Post-Effective
                 Amendment No. Three to Registration Statement No.
                 2-94973 and incorporated by reference herein)

4.01    Copy of Trust Indenture, dated
                 February 1, 1945,from OG&E to
                 The First National Bank and Trust Company of Oklahoma City, Trustee. (Filed as Exhibit 7-A to
                 Registration Statement No. 2-5566 and incorporated by reference herein)

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

4.29    Copy of Supplemental Trust Indenture,  dated December 9, 1991, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.29 to the Company's Form 10-K Report for the year ended December 31, 1991, File No. 1-1097, and incorporated by reference herein)

4.30    Copy of  Supplemental  Trust  Indenture dated October 1, 1995, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to the Company's Form 8-K Report dated October
                 23, 1995, File No. 1-1097, and incorporated by reference herein)

4.31    Copy of Supplemental Trust Indenture dated
                 October 1, 1995, from OG&E to
                 Boatmen's First National Bank of Oklahoma, Trustee.
                 (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.32    Copy of Supplemental Trust Indenture No. 1 dated
                 October 16, 1995, being a supplemental instrument to Exhibit 4.31 hereto. (Filed as Exhibit 4.01 to the Company's Form 8-K Report dated October 23, 1995,
                 File No. 1-1097, and incorporated by reference herein)

10.01   Coal Supply  Agreement  dated March 1, 1973,  between OG&E and
                 Atlantic  Richfield   Company.   (Filed  as  Exhibit  5.19  to
                 Registration   Statement   No. 2-59887  and  incorporated   by
                 reference herein)

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

10.04   Amendment dated June 27, 1990, between OG&E and Thunder
                 Basin Coal Company,  to Coal Supply  Agreement  dated March 1,
                 1973, between OG&E and Atlantic  Richfield Company.  (Filed as
                 Exhibit 10.04 to the Company's Form 10-K Report for the year ended December 31, 1994, File No. 1-1097, and incorporated by reference herein) [Confidential Treatment has been requested for certain portions of this exhibit.]

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

10.08   Form of Amended and Restated Stock Equivalent and
                 Deferred Compensation Agreement for Directors, as amended. (Filed as Exhibit 10.08 to the Company's
                 Form 10-K Report for the year ended December 31, 1994,
                 File No. 1-1097, and incorporated by reference herein)

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

21.01   Subsidiaries of the Registrant.

23.01   Consent of Arthur Andersen LLP.

24.01   Power of Attorney.

27.01   Financial Data Schedule.

99.02   Description of Common Stock.  (Filed as Exhibit 99.02
                 to the Company's Form 10-K Report for the year ended December 31, 1994, File No. 1-1097, and incorporated by reference herein)