Form 10-Q
period 1996-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 1996-05-10
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

         Yes    x           No
            --------          --------
     There were 40,370,936 Shares of Common Stock, par value $2.50 per share, outstanding as of April 30, 1996.

================================================================================


                        OKLAHOMA GAS AND ELECTRIC COMPANY

                          PART I. FINANCIAL INFORMATION

  Item 1  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        3 Months Ended
                                                            March 31
                                                       1996           1995
                                                    ----------     ----------
                                          (dollars in thousands except per share data)
OPERATING REVENUES:
    Electric utility ............................   $ 233,826      $ 214,876
    Non-utility subsidiary ......................      44,226         31,640
                                                    ----------     ----------
       Total operating revenues .................     278,052        246,516

OPERATING EXPENSES:
    Fuel ........................................      59,580         48,772
    Purchased power .............................      56,649         53,583
    Gas purchased for resale ....................      29,287         20,091
    Other operation .............................      56,839         55,591
    Maintenance .................................      14,194          9,702
    Depreciation and amortization ...............      33,470         32,221
    Current income taxes ........................         928         (1,833)
    Deferred income taxes, net ..................      (1,098)            63
    Deferred investment tax credits, net ........      (1,287)        (1,287)
    Taxes other than income .....................      12,273         11,205
                                                    ----------     ----------
       Total operating expenses .................     260,835        228,108
                                                    ----------     ----------
OPERATING INCOME ................................      17,217         18,408
                                                    ----------     ----------
OTHER INCOME AND DEDUCTIONS:
    Interest income .............................         511          1,587
    Other .......................................        (317)        (1,485)
                                                    ----------     ----------
       Net other income and deductions ..........         194            102
                                                    ----------     ----------
INTEREST CHARGES:
    Interest on long-term debt ..................      15,599         16,250
    Allowance for borrowed funds used
      during construction .......................        (187)          (464)
    Other .......................................       1,461          3,585
                                                    ----------     ----------
       Total interest charges, net ..............      16,873         19,371
                                                    ----------     ----------

NET INCOME (LOSS) ...............................         538           (861)

PREFERRED DIVIDEND REQUIREMENTS .................         579            579
                                                    ----------     ----------
LOSS AVAILABLE FOR COMMON .......................   $     (41)     $  (1,440)
                                                    ==========     ==========
AVERAGE COMMON SHARES OUTSTANDING (thousands) ...      40,371         40,354
LOSS PER AVERAGE COMMON SHARE ...................   $    0.00      $   (0.04)
                                                    ==========     ==========
DIVIDENDS DECLARED PER SHARE ....................   $    0.66 1/2  $    0.66 1/2



The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             March 31       December 31
                                                               1996            1995
                                                           ------------    ------------
                                                              (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service..........................................     $ 3,908,070     $ 3,898,829
  Construction work in progress.......................          30,007          29,705
                                                           ------------    ------------
    Total property, plant and equipment...............       3,938,077       3,928,534
       Less accumulated depreciation..................       1,608,738       1,585,274
                                                           ------------    ------------
  Net property, plant and equipment...................       2,329,339       2,343,260
                                                           ------------    ------------
OTHER PROPERTY AND INVESTMENTS, at cost...............           9,950           9,943
                                                           ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents...........................          12,540           5,420
  Accounts receivable - customers, net................         111,997         126,273
  Accrued unbilled revenues...........................          39,600          43,550
  Accounts receivable - other.........................           9,650           9,152
  Fuel inventories, at LIFO cost......................          59,447          60,356
  Materials and supplies, at average cost.............          21,715          22,996
  Prepayments and other...............................           6,920           4,535
  Accumulated deferred tax assets.....................           9,640          10,759
                                                           ------------    ------------
    Total current assets..............................         271,509         283,041
                                                           ------------    ------------

DEFERRED CHARGES:
  Advance payments for gas............................           6,500           6,500
  Income taxes recoverable through future rates.......          40,734          41,934
  Other...............................................          69,102          70,193
                                                           ------------    ------------
    Total deferred charges............................         116,336         118,627
                                                           ------------    ------------
TOTAL ASSETS..........................................     $ 2,727,134     $ 2,754,871
                                                           ============    ============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock and retained earnings..................     $   910,551     $   937,535
  Cumulative preferred stock..........................          49,939          49,939
  Long-term debt......................................         828,967         843,862
                                                           ------------    ------------
    Total capitalization..............................       1,789,457       1,831,336
                                                           ------------    ------------
CURRENT LIABILITIES:
  Short-term debt.....................................          79,900          67,600
  Accounts payable....................................          77,422          72,089
  Dividends payable...................................          27,425          27,427
  Customers' deposits.................................          22,289          21,920
  Accrued taxes.......................................          17,384          27,937
  Accrued interest....................................          16,590          19,144
  Long-term debt due within one year..................          15,000             ---
  Provision for rate refund...........................           2,650           2,650
  Other...............................................          30,047          33,388
                                                           ------------    ------------
    Total current liabilities.........................         288,707         272,155
                                                           -------------   ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation..............          70,893          67,350
  Accumulated deferred income taxes...................         481,772         485,078
  Accumulated deferred investment tax credits.........          81,890          83,178
  Other...............................................          14,415          15,774
                                                           ------------    ------------
    Total deferred credits and other liabilities......         648,970         651,380
                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES.........................             ---             ---
                                                           ------------    ------------
TOTAL CAPITALIZATION AND LIABILITIES..................     $ 2,727,134     $ 2,754,871
                                                           ============    ============



The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                  (Unaudited)
                                                                        3 Months Ended
                                                                            March 31
                                                                       1996           1995
                                                                   ----------     -----------
                                                                      (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)...........................................     $     538      $     (861)
  Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided From Operating Activities:
     Depreciation and amortization............................        33,470          32,221
     Deferred income taxes and investment tax credits, net....        (2,385)         (1,224)
     Change in Certain Current Assets and Liabilities:
       Accounts receivable - customers........................        14,276          23,706
       Accrued unbilled revenues..............................         3,950           1,000
       Fuel, materials and supplies inventories...............         2,190             (26)
       Accumulated deferred tax assets........................         1,119           4,054
       Other current assets...................................        (2,883)         (4,364)
       Accounts payable.......................................         5,028             269
       Accrued taxes..........................................       (10,553)        (11,429)
       Accrued interest.......................................        (2,554)         (9,783)
       Accumulated provision for rate refund..................           ---            (970)
       Other current liabilities..............................        (2,974)         (4,215)
     Other operating activities...............................         4,702           8,970
                                                                   ----------     -----------
        Net cash provided from operating activities...........        43,924          37,348
                                                                   ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.....................................       (21,679)        (28,656)
                                                                   ----------     -----------
        Net cash used in investing activities.................       (21,679)        (28,656)
                                                                   ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt, net......................................           ---         (25,850)
     Short-term debt, net.....................................        12,300          48,450
     Cash dividends declared on preferred stock...............          (579)           (579)
     Cash dividends declared on common stock..................       (26,846)        (26,836)
                                                                   ----------     -----------
        Net cash used in financing activities.................       (15,125)         (4,815)
                                                                   ----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................         7,120           3,877

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............         5,420           2,455

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................     $  12,540      $    6,332
                                                                   ==========     ===========

- ---------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
  Cash Paid During the Period for:
   Interest (net of amount capitalized).......................     $  18,253      $   26,488
   Income taxes...............................................     $   4,613      $    3,835

- ---------------------------------------------------------------------------------------------



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company and its subsidiary as of March 31, 1996, and December 31, 1995, and the results of operations and the changes in cash flows for the periods ended March 31, 1996, and March 31, 1995, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

          The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

     2. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of SFAS No. 121 is required for fiscal years beginning after December 15, 1995. The Company adopted this new standard effective January 1, 1996, and the adoption of the standard did not have a material impact on its consolidated financial position or results of operations.

     3.   In  October  1995  the  FASB  issued  SFAS No.  123,  "Accounting  for
          Stock-Based Compensation." The Company has elected to continue to measure stock compensation cost as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will make the appropriate annual pro forma disclosures of net income and earnings.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 1996 (the "current period"), and the financial position as of March 31, 1996, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-owned non-utility subsidiary, Enogex Inc. and its subsidiaries ("Enogex") (collectively, the "Company"). For the three months ended March 31, 1996, approximately 84 percent of the Company's revenues consisted of regulated sales of electricity as a public utility, while the remaining 16 percent was provided by the non-utility operations of Enogex. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), marketing (buying and selling) natural gas to third parties, selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas exploration and production activities. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

         As reported in the Company's Form 10-K for the year ended December 31, 1995, the Company restructured and redesigned its operations in 1994 to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages reduced the Company's workforce by approximately 900 employees.

         In January 1995, OG&E began amortizing a regulatory asset of $48.9 million consisting of the balance of the deferred costs associated with the VERP and the severance package, in accordance with an order of the Oklahoma Corporation Commission ("OCC") issued on October 26, 1994. The OCC order permitted the Company to amortize the $48.9 million over 26 months and reduced electric rates by approximately $15 million annually. At March 31, 1996, the unamortized regulatory asset was $20.7 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. In 1995, the labor savings from the VERP and severance package approximated the amortization of the regulatory asset and the annual rate reduction of $15 million and therefore, did not significantly impact 1995 operating results. In 1996, the labor savings are again expected to substantially offset the amortization of the regulatory asset and the rate reduction of $15 million.

         On July 19,  1995,  OG&E  announced  plans to create a holding  company structure with OGE Energy Corp. becoming the parent company of OG&E. At a special meeting of shareowners on November 16, 1995, OG&E shareowners approved the new holding company structure. Regulatory approvals are expected to be completed, and consummation of the transaction is expected to be completed, later in 1996. Pursuant to the transaction, OG&E's common stock will be exchanged on a share-for-share basis for common stock of OGE Energy Corp. and OG&E will become a subsidiary of OGE Energy Corp. As part of this corporate restructuring, OG&E's wholly-owned subsidiary, Enogex Inc. will also become a direct subsidiary of OGE Energy Corp. The holding company structure will provide greater flexibility to take advantage of opportunities to develop or acquire other businesses, providing opportunities for increased earnings in an increasingly competitive business environment. The holding company structure will clearly separate the Company's electric utility business from the non-utility businesses of the other OGE Energy Corp. subsidiaries for regulatory, capital structure and other purposes. See Part II, Item 5 - "Unaudited Pro Forma Financial Information."

         On May 2, 1996, the Company filed a Notice of Intent with the OCC giving notice that the Company intends to file on June 17, 1996, for an annual electric utility rate reduction of $15.6 million. This review of OG&E's electric utility rates should conclude no later than six months after the rate case filing, a new requirement under Oklahoma law. See Part II, Item 1 - "Legal Proceedings" for a discussion of the Notice of Intent.

REVENUES

         Total operating revenues increased $31.5 million or 12.8 percent. This increase was primarily attributable to increased electric sales due to a return to more normal weather, an increase in the number of electric customers and higher Enogex revenues.

         The impact of the increase in the number of electric customers and the return to more normal weather resulted in a 4.8 percent increase in kilowatt-hour sales to OG&E customers ("system sales"). Sales to other utilities increased significantly; however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

         Enogex revenues increased $12.6 million or 39.8 percent, largely due to increased revenues from its marketing of natural gas. These increased revenues were attributable primarily to a minimal increase in volumes sold and significantly higher sales prices for natural gas. Revenues from Enogex's other operations remained relatively constant.

EXPENSES

         Total operating expenses increased $32.7 million or 14.3 percent primarily due to increased fuel expense, higher prices paid by Enogex for gas purchased for resale to third parties and increased maintenance expense.

         Fuel expense increased $10.8 million in the current period due to increased generation and temporarily shifting the fuel mix to a slightly higher percentage of gas due to periods of extremely cold weather during minor overhauls at coal-fired generating plants. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. See Part II, Item 1 - "Legal Proceedings" for a discussion of the review by the APSC of gas transportation charges paid by OG&E to Enogex.

         Enogex's gas purchased for resale pursuant to its gas marketing operations increased $9.2 million or 45.8 percent, due to slightly higher volumes purchased and significantly higher purchase prices.

         The increase in other operation resulted primarily from costs associated with the development of a new company-wide computer system. Maintenance increased due to expenses associated with the Company's generating units including: 1) material and overtime for minor overhauls at coal-fired generating plants, 2) the use of contractors, including engineering and testing firms and 3) repair of coal handling equipment. There was also increased tree-trimming costs and more line work done by contract crews. Depreciation and amortization increased due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method). Income taxes increased primarily due to higher pre-tax earnings.

         Interest expense decreased $2.5 million or 12.9 percent for the current period. This decrease was primarily attributable to the successful refinancing during 1995 of $299 million of long-term debt. In January 1995, OG&E refinanced $79 million of pollution control revenue bonds (bearing a composite annual interest rate of 6.2 percent) through the issuance of two new series of pollution control bonds bearing interest at variable, tax-exempt rates. The composite annualized interest rate on the new pollution control bonds was approximately 3.9 percent for the period from their date of issuance through March 31, 1996. In October 1995, OG&E refinanced $220 million aggregate principal amount of first mortgage bonds (bearing a composite annual interest rate of 8.7 percent) through the issuance of $220 million aggregate principal amount of senior notes bearing a composite annual rate of 6.8 percent. These refinancings resulted in a savings of approximately $2 million in the current period.

         In addition, in August and September 1995, Enogex issued $120 million of medium-term notes at a composite interest rate of 6.89 percent. These notes were issued to replace $90 million of short-term borrowings incurred by Enogex in connection with refinancing medium-term notes with an annualized composite rate of 9.99 percent, the redemption of a $6.9 million long-term note payable which carried an interest rate of prime less one-quarter of one percent and the redemption of $22 million of associated companies short-term borrowings.

EARNINGS

         The current period net income of $538,000 represents an increase of $1.4 million in net income. Enogex's net income increased $1.2 million primarily due to improved margins in natural gas sales. Earnings per share increased from a four cent loss in the first quarter of 1995 to zero in the current period, which reflects the above items and the seasonal nature of the Company's regulated electric business.


LIQUIDITY AND CAPITAL REQUIREMENTS


         The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1996. Short-term borrowings will continue to be used to meet temporary cash requirements.

         The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities in both its electric and non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. Construction expenditures for the current period of $22 million were financed with internally generated funds and short-term borrowings.

         The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $7 million during the three months ended March 31, 1996. The increase reflects the Company's cash flow from operations plus a modest increase in short-term borrowings, net of construction expenditures and dividend payments.

         In April 1996, OG&E filed a registration statement for the sale of up to $300 million of senior notes. Assuming favorable market conditions, OG&E plans to issue all or part of the debt to refinance, at lower interest rates, one or more series of outstanding first mortgage bonds.

         Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 9 and 10 of Notes to the Consolidated Financial Statements in the Company's 1995 Form 10-K.

                           PART II. OTHER INFORMATION

Item 1  LEGAL PROCEEDINGS

         Reference is made to Item 3 of the Company's 1995 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below, there are no new significant cases to report against Oklahoma Gas and Electric Company or its subsidiary, Enogex Inc., and there have been no significant changes in the previously reported proceedings.

         On May 2, 1996, the Company filed a Notice of Intent with the OCC to file an Application seeking to reduce its rates and charges for retail electric service to Oklahoma jurisdiction customers in the amount of $15.6 million per year. It is anticipated that the Application will be filed on June 17, 1996 and represents the balance of the Oklahoma jurisdiction labor savings after the VERP is fully amortized. The proposed effective date of the rate reduction is March 1, 1997. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the VERP.

         The APSC is currently reviewing the amounts that OG&E pays Enogex and recovers through its fuel adjustment clause for transporting natural gas to OG&E's gas-fired generating stations. The ongoing dialogue between the APSC staff and OG&E is nearing resolution and a potential refund could be made. Management does not believe the outcome of this review will have a material adverse effect on the Company's consolidated financial position or its results of operations.

Item 5  OTHER INFORMATION

Unaudited Pro Forma Financial Information
- -----------------------------------------

         The following unaudited pro forma financial information presents the historical consolidated balance sheet, statement of income and retained earnings and ratio of earnings to fixed charges of OG&E after giving effect to the restructuring discussed in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", including the transfer of Enogex Inc. and its subsidiaries to OGE Energy Corp. The unaudited pro forma balance sheet at March 31, 1996, gives effect to the restructuring as if it had occurred at March 31, 1996. The unaudited pro forma statements of income and retained earnings for the period ended March 31, 1996, gives effect to the restructuring as if it had occurred at the beginning of the period presented. The unaudited pro forma ratio of earnings to fixed charges for the twelve months ended March 31, 1996, gives effect to the restructuring as if it had occurred at the beginning of the period presented.

         The pro forma financial information has been prepared from, and should be read in conjunction with, the historical consolidated financial statements and related notes thereto of OG&E in the Form 10-K for the year ended December 31, 1995 (File No. 1-1097) which is incorporated herein by reference. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the transaction been consummated on the date, or at the beginning of the periods, for which the transaction is being given effect nor is it necessarily indicative of future operating results or financial position.


                UNAUDITED PRO FORMA RATIO OF EARNINGS TO FIXED CHARGES

                                    Twelve Months
                                         Ended
                                    March 31, 1996
                                    --------------

   Unaudited Pro Forma Ratio of
         Earnings to Fixed Charges        3.66

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

                                           Oklahoma Gas and Electric Company
                                           Unaudited Pro Forma Balance Sheet
                                                     March 31, 1996

- -----------------------------------------------------------------------------------------------------------------
                                                              OG&E              Pro Forma           Pro Forma
                                                         (As Reported)       Adjustments (1)           OG&E
                                                         ---------------     ---------------    ----------------
                                                                        (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
     In service....................................      $     3,908,070    $      (377,213)    $      3,530,857
     Construction work in progress.................               30,007             (8,113)              21,894
                                                         ---------------    ----------------    ----------------
          Total property, plant and equipment......            3,938,077           (385,326)           3,552,751
            Less accumulated depreciation..........            1,608,738           (108,099)           1,500,639
                                                         ---------------    ----------------    ----------------
          Net property, plant and equipment........            2,329,339           (277,227)           2,052,112
                                                         ---------------    ----------------    ----------------
OTHER PROPERTY AND INVESTMENTS, at cost............                9,950             (1,922)               8,028
                                                         ---------------    ----------------    ----------------
CURRENT ASSETS:
     Cash and cash equivalents.....................               12,540            (12,213)                 327
     Accounts receivable - customers, less reserve.              111,997            (20,345)              91,652
     Accrued unbilled revenues.....................               39,600                ---               39,600
     Accounts receivable - other...................                9,650              4,423               14,073
     Fuel inventories, at LIFO cost................               59,447             (1,361)              58,086
     Materials and supplies, at average cost.......               21,715             (4,181)              17,534
     Prepayments and other.........................                6,920               (806)               6,114
     Accumulated deferred tax assets...............                9,640                ---                9,640
                                                         ---------------    ----------------    ----------------
          Total current assets.....................              271,509            (34,483)             237,026
                                                         ---------------    ----------------    ----------------
DEFERRED CHARGES:
     Advance payments for gas......................                6,500                ---                6,500
     Income taxes recoverable - future rates.......               40,734                ---               40,734
     Other.........................................               69,102            (13,977)              55,125
                                                         ---------------    ----------------    ----------------
          Total deferred charges...................              116,336            (13,977)             102,359
                                                         ---------------    ----------------    ----------------
TOTAL ASSETS.......................................      $     2,727,134    $      (327,609)    $      2,399,525
                                                         ===============    ================    ================

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
     Common stock and retained earnings............      $       910,551    $      (121,170)    $        789,381
     Cumulative preferred stock....................               49,939                ---               49,939
     Long-term debt................................              828,967           (120,000)             708,967
                                                         ---------------    ----------------    ----------------
          Total capitalization.....................            1,789,457           (241,170)           1,548,287
                                                         ---------------    ----------------    ----------------
CURRENT LIABILITIES:
     Short-term debt...............................               79,900                ---               79,900
     Accounts payable..............................               77,422            (17,134)              60,288
     Dividends payable.............................               27,425                ---               27,425
     Customers' deposits...........................               22,289                ---               22,289
     Accrued taxes.................................               17,384               (743)              16,641
     Accrued interest..............................               16,590             (1,379)              15,211
     Long-term debt due within one year............               15,000                ---               15,000
     Accumulated provision for rate refunds........                2,650                ---                2,650
     Other.........................................               30,047             (1,628)              28,419
                                                         ---------------    ----------------    ----------------
          Total current liabilities................              288,707            (20,884)             267,823
                                                         ---------------    ----------------    ----------------
DEFERRED CREDITS AND OTHER LIABILITIES:
     Accrued pension and benefit obligation........               70,893             (3,685)              67,208
     Accumulated deferred income taxes.............              481,772            (58,528)             423,244
     Accumulated deferred investment tax credits...               81,890                ---               81,890
     Other.........................................               14,415             (3,342)              11,073
                                                         ---------------    ----------------    ----------------
          Total deferred credits and other
               liabilities.........................              648,970            (65,555)             583,415
                                                         ---------------    ----------------    ----------------
TOTAL CAPITALIZATION AND LIABILITIES...............      $     2,727,134    $      (327,609)    $      2,399,525
                                                         ===============    ================    ================


See accompanying notes to unaudited pro forma financial statements.

                                         Oklahoma Gas and Electric Company
                         Unaudited Pro Forma Statements of Income and Retained Earnings
                                         Three Months ended March 31, 1996

- --------------------------------------------------------------------------------------------------------------
                                                          OG&E            Pro Forma           Pro Forma
                                                     (As Reported)      Adjustments(2)           OG&E
                                                     ---------------    ----------------    ---------------
                                                              (thousands except per share data)
OPERATING REVENUES:
     Electric utility.........................      $       233,826    $          ---      $       233,826
     Non-utility subsidiary...................               44,226           (44,226)                ---
                                                    ----------------   ----------------    ----------------
       Total operating revenues...............              278,052           (44,226)             233,826

OPERATING EXPENSES:
     Fuel ....................................               59,580             11,010              70,590
     Purchased power..........................               56,649               ---               56,649
     Gas purchased for resale.................               29,287           (29,287)                ---
     Other operation..........................               56,839           (10,155)              46,684
     Maintenance..............................               14,194              (619)              13,575
     Depreciation and amortization............               33,470            (5,730)              27,740
     Current income taxes.....................                  928            (1,178)                (250)
     Deferred income taxes, net...............               (1,098)             (916)              (2,014)
     Deferred investment tax credits, net.....               (1,287)              ---               (1,287)
     Taxes other than income..................               12,273            (1,027)              11,246
                                                    ----------------   ----------------    ----------------
       Total operating expenses...............              260,835           (37,902)             222,933
                                                    ----------------   ----------------    ----------------
OPERATING INCOME..............................               17,217            (6,324)              10,893
                                                    ----------------   ----------------    ----------------

OTHER INCOME AND DEDUCTIONS:
     Interest income..........................                  511              (109)                 402
     Other....................................                 (317)             (305)                (622)
                                                    ----------------   ----------------    ----------------
       Net other income and deductions........                  194              (414)                (220)
                                                    ----------------   ----------------    ----------------

INTEREST CHARGES:
     Interest on long-term debt...............               15,599            (2,069)              13,530
     Allowance for borrowed funds used
       during construction....................                 (187)              ---                 (187)
     Other....................................                1,461              (168)               1,293
                                                    ----------------   ----------------    ----------------
       Total interest charges, net............               16,873            (2,237)              14,636
                                                    ----------------   ----------------    ----------------

NET INCOME (LOSS) ............................                  538            (4,501)              (3,963)
PREFERRED DIVIDEND REQUIREMENTS...............                  579               ---                  579
                                                    ----------------   ----------------    ----------------
LOSS AVAILABLE FOR COMMON.....................      $           (41)   $       (4,501)     $        (4,542)
                                                    ================   ================    ================
AVERAGE COMMON SHARES
    OUTSTANDING...............................               40,371               ---               40,371
LOSS PER AVERAGE COMMON SHARE.................      $          0.00    $        (0.11)     $         (0.11)


STATEMENT OF RETAINED EARNINGS
                                                         OG&E             Pro Forma           Pro Forma
                                                     (As Reported)       Adjustments            OG&E
                                                     ---------------   ----------------    ----------------
BALANCE AT BEGINNING OF PERIOD................      $       425,545    $     (120,243)     $       305,302
ADD-net income (Loss).........................                  538            (4,501)              (3,963)
                                                    ----------------   ----------------    ----------------
    Total.....................................              426,083          (124,744)            301,339

DEDUCT:
  Cash dividends declared on preferred stock..                  579               ---                  579
  Cash dividends declared on common stock.....               26,846            (3,574)              23,272
                                                    ----------------   ----------------    ----------------
    Total.....................................               27,425            (3,574)              23,851
                                                    ----------------   ----------------    ----------------
BALANCE AT END OF PERIOD......................      $       398,658    $     (121,170)     $       277,488
                                                    ================   ================    ================

See accompanying notes to unaudited pro forma financial statements.

                NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

          1. Subsidiary assets, liabilities, equity and results of operations have been eliminated from consolidated Oklahoma Gas and Electric Company amounts to reflect the transfer of ownership and control of the consolidated subsidiary from Oklahoma Gas and Electric Company to OGE Energy Corp.

          2. After the transaction, Oklahoma Gas and Electric Company will not retain ownership of the subsidiary currently being consolidated. Consequently, intercompany transactions between Oklahoma Gas and Electric Company and its current consolidated subsidiary have not been eliminated in the pro forma financial statements.

               The most significant intercompany transactions are transmission fees and related charges to Oklahoma Gas and Electric Company from Enogex, its subsidiary whose core business has been to deliver natural gas to Oklahoma Gas and Electric Company power plants. The amount of these charges was $11.0 million for the three months ended March 31, 1996.

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


                        OKLAHOMA GAS AND ELECTRIC COMPANY
                                  (Registrant)



                               By /s/ D. L. Young
                                  ---------------
                                      D. L. Young
                                      Controller

                       (On behalf of the registrant and in
                    his capacity as Chief Accounting Officer)

May 10, 1996


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
- -----------               -----------

27.01               Financial Data Schedule

