Form 10-Q
period 1996-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 1996-08-13
CIK 74145

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

There were 40,362,919 Shares of Common Stock, par value $2.50 per share, outstanding as of July 31, 1996.

================================================================================

                                                  OKLAHOMA GAS AND ELECTRIC COMPANY


                                                    PART I. FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                                        3 Months Ended                      6 Months Ended

                                                                           June 30                             June 30

                                                              --------------------------------    ----------------------------------
                                                                   1996             1995               1996              1995
                                                              --------------    --------------    ----------------  ----------------
                                                                                 (thousands except per share data)
OPERATING REVENUES:
     Electric utility......................................   $     303,077     $     275,524     $       536,903   $       490,400
     Non-utility subsidiary................................          45,567            28,589              89,793            60,229
                                                              --------------    --------------    ----------------  ----------------
       Total operating revenues............................         348,644           304,113             626,696           550,629
                                                              --------------    --------------    ----------------  ----------------
OPERATING EXPENSES:
     Fuel..................................................          69,504            62,676             129,084           111,448
     Purchased power.......................................          52,949            53,779             109,598           107,362
     Gas purchased for resale..............................          30,225            19,444              59,512            39,534
     Other operation.......................................          62,426            55,467             119,265           111,058
     Maintenance...........................................          13,622            13,413              27,816            23,115
     Depreciation and amortization.........................          33,485            31,924              66,955            64,145
     Current income taxes..................................          24,835            15,367              25,763            13,534
     Deferred income taxes, net............................          (2,352)             (925)             (3,450)             (862)
     Deferred investment tax credits, net..................          (1,288)           (1,288)             (2,575)           (2,574)
     Taxes other than income...............................          11,615            11,456              23,888            22,661
                                                              --------------    --------------    ----------------  ----------------
       Total operating expenses............................         295,021           261,313             555,856           489,421
                                                              --------------    --------------    ----------------  ----------------
OPERATING INCOME...........................................          53,623            42,800              70,840            61,208
                                                              --------------    --------------    ----------------  ----------------

OTHER INCOME AND DEDUCTIONS:
     Interest income.......................................             651               801               1,162             2,388
     Other.................................................            (919)             (911)             (1,236)           (2,396)
                                                              --------------    --------------    ----------------  ----------------
       Net other income and deductions.....................            (268)             (110)                (74)               (8)
                                                              --------------    --------------    ----------------  ----------------
INTEREST CHARGES:
     Interest on long-term debt............................          15,570            14,674              31,169            30,924
     Allowance for borrowed funds used during construction.            (147)             (529)               (334)             (993)
     Other.................................................           2,604             4,287               4,065             7,872
                                                              --------------    --------------    ----------------  ----------------
       Total interest charges, net.........................          18,027            18,432              34,900            37,803
                                                              --------------    --------------    ----------------  ----------------
NET INCOME ................................................          35,328            24,258              35,866            23,397

PREFERRED DIVIDEND REQUIREMENTS............................             579               579               1,158             1,158
                                                              --------------    --------------    ----------------  ----------------
EARNINGS AVAILABLE FOR COMMON..............................   $      34,749     $      23,679     $        34,708   $        22,239
                                                              ==============    ==============    ================  ================
AVERAGE COMMON SHARES OUTSTANDING..........................          40,368            40,354              40,369            40,354

EARNINGS PER AVERAGE COMMON SHARE..........................   $        0.86     $        0.59     $          0.86   $          0.55
                                                              ==============    ==============    ================  ================
DIVIDENDS DECLARED PER SHARE..............................    $        0.66 1/2 $        0.66 1/2 $          1.33   $          1.33

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.


                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                             June 30          December 31
                                                                               1996               1995
                                                                          -------------      --------------
                                                                              (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   3,947,355      $    3,898,829
  Construction work in progress.................................                 35,937              29,705
                                                                          -------------      --------------
       Total property, plant and equipment......................              3,983,292           3,928,534
           Less accumulated depreciation........................              1,639,240           1,585,274
                                                                          -------------      --------------
  Net property, plant and equipment.............................              2,344,052           2,343,260
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                  7,550               9,943
                                                                          -------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                 15,615               5,420
  Accounts receivable - customers, net..........................                138,690             126,273
  Accrued unbilled revenues.....................................                 65,000              43,550
  Accounts receivable - other...................................                 11,787               9,152
  Fuel inventories, at LIFO cost................................                 59,939              60,356
  Materials and supplies, at average cost.......................                 21,302              22,996
  Prepayments and other.........................................                  9,137               4,535
  Accumulated deferred tax assets...............................                 10,135              10,759
                                                                          -------------      --------------
      Total current assets......................................                331,605             283,041
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                  6,500               6,500
  Income taxes recoverable through future rates.................                 38,489              41,934
  Other.........................................................                 64,565              70,193
                                                                          -------------      --------------
      Total deferred charges....................................                109,554             118,627
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,792,761      $    2,754,871
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $     918,152      $      937,535
  Cumulative preferred stock....................................                 49,934              49,939
  Long-term debt................................................                829,071             843,862
                                                                          -------------      --------------
      Total capitalization......................................              1,797,157           1,831,336
                                                                          -------------      --------------
CURRENT LIABILITIES:
  Short-term debt...............................................                121,700              67,600
  Accounts payable..............................................                 66,684              72,089
  Dividends payable.............................................                 27,420              27,427
  Customers' deposits...........................................                 22,611              21,920
  Accrued taxes.................................................                 43,245              27,937
  Accrued interest..............................................                 19,339              19,144
  Long-term debt due within one year............................                 15,000                 ---
  Accumulated provision for rate refunds........................                  4,454               2,650
  Other.........................................................                 32,476              33,388
                                                                          -------------      --------------
      Total current liabilities.................................                352,929            272,155
                                                                          -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 71,070              67,350
  Accumulated deferred income taxes.............................                476,340             485,078
  Accumulated deferred investment tax credits...................                 80,603              83,178
  Other.........................................................                 14,662              15,774
                                                                          -------------      --------------
      Total deferred credits and other liabilities..............                642,675             651,380
                                                                          -------------      --------------
COMMITMENTS AND CONTINGENCIES...................................                    ---                 ---
                                                                          -------------      --------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   2,792,761      $    2,754,871
                                                                          =============      ==============

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.


                                              CONSOLIDATED STATEMENTS OF
                                                      CASH FLOWS
                                                     (Unaudited)
                                                                                    6 Months Ended
                                                                                        June 30
                                                                                  1996              1995
                                                                             --------------     --------------
                                                                                 (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................................        $      35,866      $      23,397
  Adjustments to Reconcile Net Income to Net
    Cash Provided From Operating Activities:
       Depreciation and amortization.................................               66,955             64,145
       Deferred income taxes and investment tax credits, net.........               (6,025)            (3,436)
       Provision for rate refund.....................................                1,804              2,650
       Change in Certain Current Assets and Liabilities:
          Accounts receivable - customers............................              (12,417)               991
          Accrued unbilled revenues..................................              (21,450)           (21,400)
          Fuel, materials and supplies inventories...................                2,111            (11,070)
          Accumulated deferred tax assets............................                  624              3,131
          Other current assets.......................................               (7,237)            35,921
          Accounts payable...........................................               (5,838)            (7,642)
          Accrued taxes..............................................               15,308             10,258
          Accrued interest...........................................                  195             (1,149)
          Accumulated provision for rate refund......................                1,804              1,680
          Other current liabilities..................................                 (228)            (7,385)
       Other operating activities....................................               12,116             17,566
                                                                             --------------     --------------
            Net cash provided from operating activities..............               83,588            107,657
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures..........................................              (72,643)           (65,533)
                                                                             --------------     --------------
            Net cash used in investing activities....................              (72,643)           (65,533)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Long-term debt, net...........................................                  ---            (26,150)
       Short-term debt, net..........................................               54,100             40,150
       Redemption of preferred stock.................................                   (5)              ---
       Cash dividends declared on preferred stock....................               (1,158)            (1,158)
       Cash dividends declared on common stock.......................              (53,687)           (53,671)
                                                                             --------------     --------------
            Net cash used in financing activities....................                 (750)           (40,829)
                                                                             --------------     --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................               10,195              1,295
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                5,420              2,455
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $      15,615      $       3,750
                                                                             ==============     ==============

- --------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
 Cash Paid During the Period for:
       Interest (net of amount capitalized)..........................        $      33,209      $      37,161
       Income taxes..................................................        $      11,963      $       6,085
- --------------------------------------------------------------------------------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company and its subsidiary as of June 30, 1996, and December 31, 1995, and the results of operations and the changes in cash flows for the periods ended June 30, 1996, and June 30, 1995, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 1996 (respectively, the "current periods"), and the financial position as of June 30, 1996, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-owned non-utility subsidiary, Enogex Inc. and its subsidiaries ("Enogex") (collectively, the "Company"). For current periods, approximately 87 percent and 86 percent of the Company's revenues consisted of regulated sales of electricity as a public utility, while the remaining 13 percent and 14 percent were provided by the non-utility operations of Enogex. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), marketing (buying and selling) natural gas to third parties, selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas exploration and production activities. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

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

     In January 1995, OG&E began amortizing a regulatory asset of $48.9 million consisting of the balance of the deferred costs associated with the VERP and the severance package, in accordance with an order of the Oklahoma Corporation Commission ("OCC") issued on October 26, 1994. The OCC order permitted the Company to amortize the $48.9 million over 26 months and reduced electric rates by approximately $15 million annually. At June 30, 1996, the unamortized regulatory asset was $15.0 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. In 1995, the labor savings from the VERP and severance package approximated the amortization of the regulatory asset and the annual rate reduction of $15 million and therefore, did not significantly impact 1995 operating results. In 1996, the labor savings are again expected to substantially offset the amortization of the regulatory asset and the rate reduction of $15 million.

     On July 19, 1995, OG&E announced plans to create a holding company structure with OGE Energy Corp. becoming the parent company of OG&E. At a special meeting of shareowners on November 16, 1995, OG&E shareowners approved the new holding company structure. Regulatory approvals are expected to be received, and consummation of the transaction is expected to be completed, later in 1996. Pursuant to the proposed transaction, OG&E's common stock will be exchanged on a share-for-share basis for common stock of OGE Energy Corp. and OG&E will become a subsidiary of OGE Energy Corp. As part of this corporate restructuring, OG&E's wholly-owned subsidiary, Enogex Inc. will also become a direct subsidiary of OGE Energy Corp. The holding company structure will provide greater flexibility to take advantage of opportunities to develop or acquire other businesses, providing opportunities for increased earnings in an increasingly competitive business environment. The holding company structure will clearly separate the Company's electric utility business from the non-utility businesses of the other OGE Energy Corp. subsidiaries for regulatory, capital structure and other purposes. See Part II, Item 5 - "Unaudited Pro Forma Financial Information."

     On June 17, 1996, the Company filed an application with the OCC for an annual electric utility rate reduction of $14.2 million. This review of OG&E's electric utility rates is expected to conclude no later than six months after the rate case filing, a new requirement under Oklahoma law. See Part II, Item 1
- - "Legal Proceedings" for a discussion of the Application.

REVENUES

     Total operating revenues increased $44.5 million or 14.6 percent and $76.1 million or 13.8 percent in the current periods. These increases were primarily attributable to increased electric sales due to warmer than normal weather, an increase in the number of electric customers and higher Enogex revenues.

     The impact of the increase in the number of electric customers and the warmer than normal weather resulted in a 12.0 percent and 8.4 percent increase in kilowatt-hour sales to OG&E customers ("system sales") in the current periods. Sales to other utilities increased significantly ($4.7 million and $6.9 million during the current periods); however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

     Enogex revenues increased $17.0 million or 59.4 percent and $29.6 million or 49.1 percent in the current periods, largely due to increased revenues from its marketing of natural gas and natural gas liquids. These increased revenues were attributable primarily to significantly higher sales prices and minimal increases in volumes sold. Revenues from gas transportation increased $1.7 million in the 3 months ended June 30, 1996, due to an increase in volumes transported for parties other than OG&E.

EXPENSES

     Total operating expenses increased $33.7 million or 12.9 percent and $66.4 million or 13.6 percent for the current periods primarily due to increased fuel expense, higher prices paid by Enogex for gas purchased for resale to third parties and increased other operation expense.

     Fuel expense  increased  $6.8 million or 10.9 percent and $17.6  million or
15.8 percent in the current periods. These increases were primarily due to increased generation as a result of the warmer than normal weather. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. See Part II, Item 1
- - "Legal Proceedings" for a discussion of the review by the APSC of gas transportation charges paid by OG&E to Enogex.

     Enogex's gas purchased for resale pursuant to its gas marketing operations increased $10.8 million or 55.4 percent and $20.0 million or 50.5 percent in the current periods, due to slightly increased sales volumes and significantly higher purchase prices.

     Other operation  increased $7.0 million or 12.5 percent and $8.2 million or
7.4 percent during the current periods. These increases resulted primarily from costs associated with the new company-wide information system and increased pension expense.

     Maintenance increased in the 6 months ended June 30, 1996 due to expenses associated with the Company's generating units including: 1) material and overtime for minor overhauls at coal-fired generating plants, 2) the use of contractors, including engineering and testing firms and 3) repair of coal handling equipment. There was also increased tree-trimming costs and more line work done by contract crews.

     Depreciation and amortization increased during the current periods due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method). Income taxes increased during the current periods primarily due to higher pre-tax earnings.

     Interest expense decreased $405,000 or 2.2 percent and $2.9 million or 7.7 percent for the current periods. This decrease was primarily attributable to the successful refinancing in October 1995, of $220 million aggregate principal amount of first mortgage bonds (bearing a composite annual interest rate of 8.7 percent) through the issuance of $220 million aggregate principal amount of senior notes bearing a composite annual rate of 6.8 percent. This refinancing resulted in a savings of approximately $1.2 million and $3.2 million in the current periods, which were partially offset by increased long-term debt at Enogex.

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

EARNINGS

     Net income  increased  $11.0  million or 45.6 percent and $12.5  million or
53.3 percent in the current periods. Enogex's net income increased $1.3 million or 42.2 percent and $2.5 million or 40.2 percent in the current periods. Earnings per share increased from fifty-nine cents to eighty-six cents in the three months ended June 30, 1996. In the six months ended June 30, 1996, earnings per share increased from fifty-five cents to eighty-six cents. These changes reflect the above items and the seasonal nature of the Company's regulated electric business.


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

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities in both its electric and non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. Construction expenditures of $72.6 million for the six months ended June 30, 1996 were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $10.2 million during the six months ended June 30, 1996. The increase reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of construction expenditures and dividend payments.

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

     On May 2, 1996, the Company filed a Notice of Intent with the OCC seeking to reduce rates and charges in the amount of $15.6 million per year based on the single issue of labor savings after the VERP is fully amortized. The OCC staff, however, determined a comprehensive audit was desirable and did not accept the Company's single issue of labor savings. The Company conducted a study of operations and as a result, on June 17, 1996, filed an Application with the OCC seeking to reduce its rates and charges for retail electric service to Oklahoma jurisdiction customers in the amount of $14.2 million per year. The proposed effective date of the rate reduction is March 1, 1997. See Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the VERP.

     The APSC has been reviewing the amounts that OG&E pays Enogex and recovers through its fuel adjustment clause for transporting natural gas to OG&E's gas-fired generating stations. On June 18, 1996, the APSC staff and OG&E filed a Joint Stipulation recommending a settlement of certain issues. As a result, OG&E will refund $4.5 million from August 1996 through December 1996 to retail electric customers in the Arkansas jurisdiction. Approximately $2.7 million of this refund was recorded as a provision for a potential refund in prior periods and $1.8 million in the three months ended June 30, 1996.

     As reported in Item 1 and Item 7 of the Company's 1995 Form 10-K, the Federal Energy Regulatory Commission ("FERC") issued a Notice of Proposed Rulemaking on Open Access Nondiscriminatory Transmission Services and a Supplemental Notice of Proposed Rulemaking on Stranded Investment (collectively, the "Mega-NOPR"). On April 24, 1996, the FERC adopted final rules (Order 888 and
889) which are similar in many respects to the Mega-NOPR. The final rules are intended, among other things, to create a vigorous wholesale electric market by requiring transmission providers to functionally unbundle transmission for distribution and generation businesses and to offer open access to their transmission systems. The Company is still reviewing the provisions of the final rules and is unable at this time to determine its effect on the Company's operations. In accordance with FERC's direction regarding competition and alternative regulation of the electric energy utility market on the national scale, the OCC is seeking to identify, describe and create a process to implement a comprehensive and integrated restructuring of the electric utility industry for the State of Oklahoma. On June 6, 1996, the OCC issued a Notice of Inquiry proposing questions for comment. Management is currently preparing a reply to the Notice of Inquiry. The Company has taken steps such as its 1994 restructuring of its operations and its anticipated holding company reorganization, and intends to take appropriate steps in the future, to remain a competitve supplier of electricity.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY
       HOLDERS

     (a)  The Company's Annual Meeting of Shareowners was held on May 16, 1996.

     (b)  Not applicable.

     (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

          (1) The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                   Herbert H. Champlin - 37,850,395 votes for election and 910,958 votes withheld

                   Martha W. Griffin - 37,912,983 votes for election and 848,370 votes withheld

                   Ronald H. White, M.D. - 37,799,504 votes for election and 961,850 votes withheld


Item 5  OTHER INFORMATION


Sooner Generating Plant
- -----------------------

     On July 31, 1996, a malfunction at generating unit number one at Sooner Generating Plant resulted in a fire causing significant damage. Generating unit number one currently is not operational and is being assessed for damage at the present time. Estimates for total repairs are currently being made. The estimated outage time depends on the assessment of turbine-generator number one, but could vary from several weeks to several months. The Company believes that it has adequate capacity to meet demand during this period. The damage is expected to be covered by OG&E's insurance carrier for amounts in excess of the deductible provision. Management does not believe this damage will have a material adverse effect on the Company's consolidated financial position or its results of operations.

Unaudited Pro Forma Financial Information
- -----------------------------------------

     The following unaudited pro forma financial information presents the historical consolidated balance sheet, statement of income and retained earnings and ratio of earnings to fixed charges of OG&E after giving effect to the restructuring discussed in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", including the transfer of Enogex Inc. and its subsidiaries to OGE Energy Corp. The unaudited pro forma balance sheet at June 30, 1996, gives effect to the restructuring as if it had occurred at June 30, 1996. The unaudited pro forma statements of income and retained earnings for the period ended June 30, 1996, gives effect to the restructuring as if it had occurred at the beginning of the period presented. The unaudited pro forma ratio of earnings to fixed charges for the twelve months ended June 30, 1996, gives effect to the restructuring as if it had occurred at the beginning of the period presented.

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


             UNAUDITED PRO FORMA RATIO OF EARNINGS TO FIXED CHARGES

                                            Twelve Months
                                                Ended
                                            June 30, 1996
                                            -------------

     Unaudited Pro Forma Ratio of
         Earnings to Fixed Charges              3.95

     For purposes of this ratio, "Earnings" consist of the aggregate of net income, taxes on income, investment tax credit (net) and "fixed charges." "Fixed charges" consist of interest on long-term debt, related amortization, interest on short-term borrowings and a calculated portion of rents considered to be interest.

     See Notes to Unaudited Pro Forma Financial Statements for a description of the assumptions used to prepare the unaudited pro forma ratio of earnings to fixed charges.


                                        Oklahoma Gas and Electric Company
                                        Unaudited Pro Forma Balance Sheet
                                                  June 30, 1996

- -----------------------------------------------------------------------------------------------------------------

                                                              OG&E              Pro Forma           Pro Forma
                                                         (As Reported)       Adjustments (1)           OG&E
                                                         ---------------     ---------------    ----------------
                                                                        (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
     In service....................................      $     3,947,355    $      (398,378)    $      3,548,977
     Construction work in progress.................               35,937            (13,332)              22,605
                                                         ---------------    ----------------    ----------------
          Total property, plant and equipment......            3,983,292           (411,710)           3,571,582
            Less accumulated depreciation..........            1,639,240           (113,259)           1,525,981
                                                         ---------------    ----------------    ----------------
          Net property, plant and equipment........            2,344,052           (298,451)           2,045,601
                                                         ---------------    ----------------    ----------------
OTHER PROPERTY AND INVESTMENTS, at cost............                7,550             (1,953)               5,597
                                                         ---------------    ----------------    ----------------
CURRENT ASSETS:
     Cash and cash equivalents.....................               15,615            (15,290)                 325
     Accounts receivable - customers, less reserve.              138,690            (19,804)             118,886
     Accrued unbilled revenues.....................               65,000                ---               65,000
     Accounts receivable - other...................               11,787             21,953               33,740
     Fuel inventories, at LIFO cost................               59,939             (1,512)              58,427
     Materials and supplies, at average cost.......               21,302             (3,756)              17,546
     Prepayments and other.........................                9,137               (408)               8,729
     Accumulated deferred tax assets...............               10,135                ---               10,135
                                                         ---------------    ----------------    ----------------
          Total current assets.....................              331,605            (18,817)             312,788
                                                         ---------------    ----------------    ----------------
DEFERRED CHARGES:
     Advance payments for gas......................                6,500                ---                6,500
     Income taxes recoverable - future rates.......               38,489                ---               38,489
     Other.........................................               64,565            (14,696)              49,869
                                                         ---------------    ----------------    ----------------
          Total deferred charges...................              109,554            (14,696)              94,858
                                                         ---------------    ----------------    ----------------
TOTAL ASSETS.......................................      $     2,792,761    $      (333,917)    $      2,458,844
                                                         ===============    ================    ================

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
     Common stock and retained earnings............      $       918,152    $      (120,990)    $        797,162
     Cumulative preferred stock....................               49,934                ---               49,934
     Long-term debt................................              829,071           (120,000)             709,071
                                                         ---------------    ----------------    ----------------
          Total capitalization.....................            1,797,157           (240,990)           1,556,167
                                                         ---------------    ----------------    ----------------
CURRENT LIABILITIES:
     Short-term debt...............................              121,700                ---              121,700
     Accounts payable..............................               66,684            (19,547)              47,137
     Dividends payable.............................               27,420                ---               27,420
     Customers' deposits...........................               22,611                ---               22,611
     Accrued taxes.................................               43,245             (1,473)              41,772
     Accrued interest..............................               19,339             (3,447)              15,892
     Long-term debt due within one year............               15,000                ---               15,000
     Accumulated provision for rate refunds........                4,454                ---                4,454
     Other.........................................               32,476             (2,035)              30,441
                                                         ---------------    ----------------    ----------------
          Total current liabilities................              352,929            (26,502)             326,427
                                                         ---------------    ----------------    ----------------
DEFERRED CREDITS AND OTHER LIABILITIES:
     Accrued pension and benefit obligation........               71,070             (3,836)              67,234
     Accumulated deferred income taxes.............              476,340            (58,303)             418,037
     Accumulated deferred investment tax credits...               80,603                ---               80,603
     Other.........................................               14,662             (4,286)              10,376
                                                         ---------------    ----------------    ----------------
          Total deferred credits and other
            liabilities............................              642,675            (66,425)             576,250
                                                         ---------------    ----------------    ----------------
TOTAL CAPITALIZATION AND LIABILITIES...............      $     2,792,761    $      (333,917)    $      2,458,844
                                                         ===============    ================    ================

See accompanying notes to unaudited pro forma financial statements.



                                     Oklahoma Gas and Electric Company
                       Unaudited Pro Forma Statements of Income and Retained Earnings
                                      Six Months ended June 30, 1996

- -----------------------------------------------------------------------------------------------------------

                                                           OG&E            Pro Forma           Pro Forma
                                                      (As Reported)      Adjustments(2)          OG&E
                                                    ----------------   -----------------   ----------------
                                                             (thousands except per share data)
OPERATING REVENUES:
     Electric utility.........................      $       536,903    $         ---       $       536,903
     Non-utility subsidiary...................               89,793           (89,793)                ---
                                                    ----------------   ---------------     ----------------
       Total operating revenues...............              626,696           (89,793)             536,903

OPERATING EXPENSES:
     Fuel ....................................              129,084            22,075              151,159
     Purchased power..........................              109,598              ---               109,598
     Gas purchased for resale.................               59,512           (59,512)                ---
     Other operation..........................              119,265           (20,491)              98,774
     Maintenance..............................               27,816            (1,386)              26,430
     Depreciation and amortization............               66,955           (11,312)              55,643
     Current income taxes.....................               25,763            (3,842)              21,921
     Deferred income taxes, net...............               (3,450)             (703)              (4,153)
     Deferred investment tax credits, net.....               (2,575)             ---                (2,575)
     Taxes other than income..................               23,888            (2,030)              21,858
                                                    ----------------   ---------------     ----------------
       Total operating expenses...............              555,856           (77,201)             478,655
                                                    ----------------   ---------------     ----------------
OPERATING INCOME..............................               70,840           (12,592)              58,248
                                                    ----------------   ---------------     ----------------
OTHER INCOME AND DEDUCTIONS:
     Interest income..........................                1,162              (365)                 797
     Other....................................               (1,236)             (615)              (1,851)
                                                    ----------------   ---------------     ----------------
       Net other income and deductions........                  (74)             (980)              (1,054)
                                                    ----------------   ---------------     ----------------

INTEREST CHARGES:
     Interest on long-term debt...............               31,169            (4,136)              27,033
     Allowance for borrowed funds used
       during construction....................                 (334)             ---                  (334)
     Other....................................                4,065              (613)               3,452
                                                    ----------------   ---------------     ----------------
       Total interest charges, net............               34,900            (4,749)              30,151
                                                    ----------------   ---------------     ----------------
NET INCOME....................................               35,866            (8,823)              27,043
PREFERRED DIVIDEND REQUIREMENTS...............                1,158              ---                 1,158
                                                    ----------------   ---------------     ----------------
EARNINGS AVAILABLE FOR COMMON.................      $        34,708    $       (8,823)     $        25,885
                                                    ================   ===============     ================
AVERAGE COMMON SHARES
    OUTSTANDING...............................               40,369              ---                40,369
EARNINGS PER AVERAGE COMMON SHARE.............      $          0.86    $        (0.22)     $          0.64


STATEMENT OF RETAINED EARNINGS
                                                         OG&E             Pro Forma           Pro Forma
                                                     (As Reported)       Adjustments            OG&E
                                                    ----------------   ---------------     ----------------
BALANCE AT BEGINNING OF PERIOD................      $       425,545    $     (120,243)     $       305,302
ADD-net income................................               35,866            (8,823)              27,043
                                                    ----------------   ---------------     ----------------
    Total.....................................              461,411          (129,066)             332,345

DEDUCT:
  Cash dividends declared on preferred stock..                1,158              ---                 1,158
  Cash dividends declared on common stock.....               53,687            (8,076)              45,611
                                                    ----------------   ---------------     ----------------
    Total.....................................               54,845            (8,076)              46,769
                                                    ----------------   ---------------     ----------------
BALANCE AT END OF PERIOD......................      $       406,566    $     (120,990)     $       285,576
                                                    ================   ===============     ================

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

     The most significant intercompany transactions are transmission fees and related charges to Oklahoma Gas and Electric Company from Enogex, its subsidiary whose core business has been to deliver natural gas to Oklahoma Gas and Electric Company power plants. The amount of these charges was $22.0 million for the six months ended June 30, 1996.

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                    12.01 - Computation of Unaudited Ratio of Earnings
                              to Fixed Charges - Pro Forma

                    27.01 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                    A Form 8-K Current Report under Item 5, dated May 17, 1996, reported the appointment of a new Chief Executive Officer, the declaration of quarterly dividends and the re-election of three members of the board of directors at the May 16, 1996 Annual Shareowners Meeting.

                    A Form 8-K Current Report under Item 5, dated June 3, 1996, reported the appointment of a new chairman of the board.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OKLAHOMA GAS AND ELECTRIC COMPANY
                                               (Registrant)



                                       By     /s/ D. L. Young
                                         ------------------------
                                                  D. L. Young
                                                  Controller

                                  (On behalf of the registrant and in
                               his capacity as Chief Accounting Officer)

August 13, 1996



                         EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
- -----------               -----------

12.01              Computation of Unaudited Ratio of Earnings
                     to Fixed Charges - Pro Forma.

27.01              Financial Data Schedule.


