Form 10-Q
period 1996-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 1996-11-13
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

Yes    x            No
   ---------          --------

There were 40,362,721 Shares of Common Stock, par value $2.50 per share, outstanding as of October 31, 1996.

================================================================================


                                                OKLAHOMA GAS AND ELECTRIC COMPANY


                                                  PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                                      3 Months Ended                        9 Months Ended

                                                                       September 30                         September 30

                                                              -------------------------------     ----------------------------------
                                                                  1996             1995                1996              1995
                                                              --------------   --------------     ---------------   ----------------
                                                                                   (thousands except per share data)
OPERATING REVENUES:
     Electric utility......................................   $     411,764    $     436,846     $       948,667    $       927,246
     Non-utility subsidiary................................          37,460           30,664             127,253             90,893
                                                              --------------   --------------     ---------------    ---------------
       Total operating revenues............................         449,224          467,510           1,075,920          1,018,139
                                                              --------------   --------------     ---------------    ---------------
OPERATING EXPENSES:
     Fuel..................................................          87,105           94,786             216,189            206,234
     Purchased power.......................................          56,534           55,444             166,132            162,806
     Gas purchased for resale..............................          20,884           20,953              80,396             60,488
     Other operation.......................................          60,576           58,926             179,841            169,984
     Maintenance...........................................          14,909           16,767              42,725             39,881
     Depreciation and amortization.........................          34,626           32,926             101,581             97,071
     Current income taxes..................................          57,489           67,032              83,252             80,566
     Deferred income taxes, net............................            (695)          (5,591)             (4,145)            (6,452)
     Deferred investment tax credits, net..................          (1,286)          (1,287)             (3,861)            (3,862)
     Taxes other than income...............................          11,930           11,563              35,818             34,224
                                                              --------------   --------------     ---------------    ---------------
       Total operating expenses............................         342,072          351,519             897,928            840,940
                                                              --------------   --------------     ---------------    ---------------
OPERATING INCOME...........................................         107,152          115,991             177,992            177,199
                                                              --------------   --------------     ---------------    ---------------
OTHER INCOME AND DEDUCTIONS:
     Interest income.......................................             522              446               1,684              2,834
     Other.................................................            (678)            (910)             (1,914)            (3,306)
                                                              --------------   --------------     ---------------   ----------------
       Net other income and deductions.....................            (156)            (464)               (230)              (472)
                                                              --------------   --------------     ---------------    ---------------
INTEREST CHARGES:
     Interest on long-term debt............................          15,607           15,742              46,776             46,666
     Allowance for borrowed funds used during construction.            (272)             (34)               (606)            (1,027)
     Other.................................................           1,496            2,850               5,561             10,722
                                                              --------------   --------------     ---------------    ---------------
       Total interest charges, net.........................          16,831           18,558              51,731             56,361
                                                              --------------   --------------     ---------------    ---------------
NET INCOME ................................................          90,165           96,969             126,031            120,366

PREFERRED DIVIDEND REQUIREMENTS............................             572              579               1,730              1,737
                                                              --------------   --------------     ---------------    ---------------
EARNINGS AVAILABLE FOR COMMON..............................   $      89,593    $      96,390     $       124,301    $       118,629
                                                              ==============   ==============     ===============    ===============
AVERAGE COMMON SHARES OUTSTANDING..........................          40,363           40,355              40,367             40,354

EARNINGS PER AVERAGE COMMON SHARE..........................   $        2.22    $        2.39     $          3.08    $          2.94
                                                              ==============   ==============     ===============    ===============
DIVIDENDS DECLARED PER SHARE...............................   $       0.665    $       0.665     $         1.995    $         1.995

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                                                                 1



                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                                          September 30         December 31
                                                                               1996               1995
                                                                          -------------       -------------
                                                                              (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   3,971,220       $   3,898,829
  Construction work in progress.................................                 34,750              29,705
                                                                          -------------       -------------
       Total property, plant and equipment......................              4,005,970           3,928,534
           Less accumulated depreciation........................              1,667,301           1,585,274
                                                                          -------------       -------------
  Net property, plant and equipment.............................              2,338,669           2,343,260
                                                                          -------------       -------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                  9,002               9,943
                                                                          -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                  4,295               5,420
  Accounts receivable - customers, net..........................                172,608             126,273
  Accrued unbilled revenues.....................................                 49,000              43,550
  Accounts receivable - other...................................                 10,927               9,152
  Fuel inventories, at LIFO cost................................                 62,513              60,356
  Materials and supplies, at average cost.......................                 21,011              22,996
  Prepayments and other.........................................                  9,136               4,535
  Accumulated deferred tax assets...............................                  8,982              10,759
                                                                          -------------       -------------
      Total current assets......................................                338,472             283,041
                                                                          -------------       -------------
DEFERRED CHARGES:
  Advance payments for gas......................................                  6,500               6,500
  Income taxes recoverable through future rates.................                 43,549              41,934
  Other.........................................................                 66,456              70,193
                                                                          -------------       -------------
      Total deferred charges....................................                116,505             118,627
                                                                          -------------       -------------
TOTAL ASSETS....................................................          $   2,802,648      $    2,754,871
                                                                          =============       =============
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $     981,071      $      937,535
  Cumulative preferred stock....................................                 49,379              49,939
  Long-term debt................................................                829,176             843,862
                                                                          -------------       -------------
      Total capitalization......................................              1,859,626           1,831,336
                                                                          -------------       -------------
CURRENT LIABILITIES:
  Short-term debt...............................................                 57,300              67,600
  Accounts payable..............................................                 46,152              72,089
  Dividends payable.............................................                 27,413              27,427
  Customers' deposits...........................................                 23,037              21,920
  Accrued taxes.................................................                 80,954              27,937
  Accrued interest..............................................                 17,531              19,144
  Long-term debt due within one year............................                 15,000                 ---
  Accumulated provision for rate refunds........................                    235               2,650
  Other.........................................................                 31,008              33,388
                                                                          -------------       -------------
      Total current liabilities.................................                298,630             272,155
                                                                          -------------       -------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 71,671              67,350
  Accumulated deferred income taxes.............................                480,248             485,078
  Accumulated deferred investment tax credits...................                 79,315              83,178
  Other.........................................................                 13,158              15,774
                                                                          -------------       -------------
      Total deferred credits and other liabilities..............                644,392             651,380
                                                                          -------------       -------------
COMMITMENTS AND CONTINGENCIES...................................                    ---                 ---
                                                                          -------------       -------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   2,802,648      $    2,754,871
                                                                          =============       =============

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                                                  2



                                             CONSOLIDATED STATEMENTS OF
                                                     CASH FLOWS
                                                    (Unaudited)
                                                                                      9 Months Ended
                                                                                       September 30
                                                                                  1996               1995
                                                                             --------------     --------------
                                                                                  (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................................        $     126,031      $     120,366
  Adjustments to Reconcile Net Income to Net
    Cash Provided From Operating Activities:
       Depreciation and amortization.................................              101,581             97,071
       Deferred income taxes and investment tax credits, net.........               (8,006)           (10,314)
       Provision for rate refund.....................................                1,804              3,050
       Change in Certain Current Assets and Liabilities:
          Accounts receivable - customers............................              (46,335)           (64,436)
          Accrued unbilled revenues..................................               (5,450)           (14,200)
          Fuel, materials and supplies inventories...................                 (172)            (5,332)
          Accumulated deferred tax assets............................                1,777              1,044
          Other current assets.......................................               (6,376)            36,406
          Accounts payable...........................................              (26,510)            (5,612)
          Accrued taxes..............................................               53,017             58,380
          Accrued interest...........................................               (1,613)            (8,692)
          Accumulated provision for rate refund......................               (2,415)             2,080
          Other current liabilities..................................               (1,277)            (8,075)
       Other operating activities....................................               12,880             24,412
                                                                              -------------     --------------
            Net cash provided from operating activities..............              198,936            226,148
                                                                              -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures..........................................             (106,943)          (104,725)
                                                                              -------------     --------------
            Net cash used in investing activities....................             (106,943)          (104,725)
                                                                              -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Long-term debt, net...........................................                  ---             87,750
       Short-term debt, net..........................................              (10,300)          (124,850)
       Redemption of preferred stock.................................                 (560)              ---
       Cash dividends declared on preferred stock....................               (1,730)            (1,737)
       Cash dividends declared on common stock.......................              (80,528)           (80,507)
                                                                              -------------     --------------
            Net cash used in financing activities....................              (93,118)          (119,344)
                                                                              -------------     --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................               (1,125)             2,079
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                5,420              2,455
                                                                              -------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $       4,295      $       4,534
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
 Cash Paid During the Period for:
       Interest (net of amount capitalized)..........................        $      51,517      $      63,001
       Income taxes..................................................        $      41,032      $      35,752
--------------------------------------------------------------------------------------------------------------

DISCLOSURE OF ACCOUNTING POLICY:
  For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

The accompanying Notes to Consolidated Financial Statements are an integral part herof.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Oklahoma Gas and Electric Company and its subsidiary as of September 30, 1996, and December 31, 1995, and the results of operations and the changes in cash flows for the periods ended September 30, 1996, and September 30, 1995, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

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

Item 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 1996 (respectively, the "current periods"), and the financial position as of September 30, 1996, of Oklahoma Gas and Electric Company ("OG&E") and its wholly-owned non-utility subsidiary, Enogex Inc. and its subsidiaries ("Enogex") (collectively, the "Company"). For current periods, approximately 92 percent and 88 percent of the Company's revenues consisted of regulated sales of electricity as a public utility, while the remaining 8 percent and 12 percent were provided by the non-utility operations of Enogex. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Enogex's primary operations consist of transporting natural gas through its intra-state pipeline to various customers (including OG&E), marketing (buying and selling) natural gas to third parties, selling natural gas liquids extracted by its natural gas processing plants and investing in natural gas exploration and production activities. Actions of the regulatory commissions that set OG&E's electric rates will continue to affect the Company's financial results. Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

     On June 17, 1996, the Company filed an application with the Oklahoma Corporation Commission ("OCC") for an annual electric utility rate reduction of $14.2 million. This review of OG&E's electric utility rates is expected to conclude no later than six months after the rate case filing, a new requirement under Oklahoma law. On October 14, 1996, the staff of the OCC recommended that OG&E lower its annual revenues by $94.5 million. In a separate recommendation, the Oklahoma Attorney General proposed a $79.8 million annual OG&E rate reduction. See Part II, Item 1 - "Legal Proceedings" for a discussion of the Application.

     On July 19, 1995, OG&E announced plans to create a holding company structure with OGE Energy Corp. becoming the parent company of OG&E. At a special meeting of shareowners on November 16, 1995, OG&E shareowners approved the new holding company structure. Final regulatory actions are expected to be completed, and consummation of the transaction is expected to be completed later in 1996. Pursuant to the proposed transaction, OG&E's common stock will be exchanged on a share-for-share basis for common stock of OGE Energy Corp. and OG&E will become a subsidiary of OGE Energy Corp. As part of this corporate restructuring, OG&E's wholly-owned subsidiary, Enogex Inc., will also become a direct subsidiary of OGE Energy Corp. The holding company structure will provide greater flexibility to take advantage of opportunities to develop or acquire other businesses, providing opportunities for increased earnings in an increasingly competitive business environment. The holding company structure will clearly separate the Company's electric utility business from the non-utility businesses of the other OGE Energy Corp. subsidiaries for regulatory, capital structure and other purposes. See Part II, Item 5 - "Unaudited Pro Forma Financial Information."

     As reported in the Company's Form 10-K for the year ended December 31, 1995, the Company restructured and redesigned its operations in 1994 to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented the VERP and the severance package in 1994, which reduced the Company's workforce by approximately 900 employees. In accordance with an order of the OCC issued on October 26, 1994, that reduced OG&E's electric rates by approximately $15 million annually, OG&E has been amortizing since January 1995 a regulatory asset of $48.9 million consisting of the balance of the deferred costs associated with the VERP and the severance package.

     At September 30, 1996, the unamortized regulatory asset was $9.4 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. The amortization of the regulatory asset and the annual rate reduction of $15 million have not significantly impacted and are not expected to significantly impact operating results as these amounts are substantially offset by the savings from the 1994 workforce reduction.

REVENUES

     Total operating revenues decreased $18.3 million or 3.9 percent in the three months ended September 30, 1996. This decrease was primarily attributable to decreased electric sales due to cooler than normal weather. The decrease was partially offset by customer growth and increased Enogex revenues. In the nine-month period, total operating revenues increased $57.8 million or 5.7 percent. This increase was due to increased electric sales from cooler than normal weather in the first quarter, warmer than normal weather in the second quarter, the recovery of higher fuel costs, continued customer growth and higher Enogex revenues.

     The impact of the cooler than normal weather, partially offset by continued customer growth, resulted in a decrease of 2.9 percent in kilowatt-hour sales to OG&E customers ("system sales") in the three months ended September 30, 1996. For the nine months ended September 30, 1996, system sales increased 3.8 percent due to the cooler than normal weather in the first quarter of 1996, warmer than normal weather in the second quarter of 1996 and continued customer growth during all three quarters. Sales to other utilities decreased significantly during the current periods; however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues than system sales.

     Enogex revenues increased $6.8 million or 22.2 percent and $36.4 million or
40.0 percent in the current periods, largely due to increased revenues from production activities and its marketing of natural gas and natural gas liquids. These increased revenues were attributable primarily to significantly higher sales prices and moderate increases in volumes sold. Revenues from gas transportation increased $1.9 million or 13.8 percent and $4.5 million or 11.2 percent in the current periods, due primarily to an increase in volumes transported for parties other than OG&E.

EXPENSES

     Total operating expenses decreased $9.4 million or 2.7 percent in the three months ended September 30, 1996 and increased $57.0 million or 6.8 percent in the nine-month period. In the three-month period, the decrease was primarily due to reduced fuel costs and reduced current income taxes. In the nine-month period, the increase was primarily due to increased fuel costs, higher other operation expense and increased volumes and prices paid by Enogex for gas purchased for resale to third parties.

     Fuel expense decreased $7.7 million or 8.1 percent in the three months ended September 30, 1996 due to decreased generation of electricity as a result of cooler than normal weather. In the nine-month period, fuel expense increased $10.0 million or 4.8 percent due to increased generation of electricity in the first quarter due to cooler than normal weather and in the second quarter as a result of warmer than normal weather. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to OG&E's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of OG&E. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees OG&E pays Enogex, which OG&E seeks to recover through the fuel adjustment clause or other tariffs. See Part II, Item 1 - "Legal Proceedings" for a discussion of the review by the APSC of gas transportation charges paid by OG&E to Enogex.

     Enogex's gas purchased for resale pursuant to its gas marketing operations increased $19.9 million or 32.9 percent in the nine-month period, due to increased sales volumes and significantly higher purchase prices.

     Other operation expense increased $1.7 million or 2.8 percent and $9.9 million or 5.8 percent during the current periods. The increase in the three-month period was due primarily to increased production costs associated with higher oil and gas production from exploration activities by Enogex. In the nine-month period, the increase was due primarily to the cost of the new company-wide information system, increased pension expense and increased oil and gas production and pipeline operations by Enogex.

     Maintenance expense decreased $1.9 million or 11.1 percent in the three-month period primarily due to the write-off of obsolete inventory in the third quarter of 1995. In the nine-month period, maintenance increased $2.8 million or 7.1 percent due primarily to minor overhauls at coal-fired generating plants, repair of coal handling equipment and increased pipeline maintenance by Enogex associated with increased gas gathering and sales.

     Depreciation and amortization increased $1.7 million or 5.2 percent and $4.5 million or 4.6 percent during the current periods due to an increase in depreciable property and higher oil and gas production volumes (based on units of production depreciation method).

     Current and deferred income taxes had a net decrease of $4.6 million in the three-month period due to lower pre-tax income and normally occurring temporary differences. In the nine-month period, these taxes increased $5.0 million due to slightly higher pre-tax income and normally occurring temporary differences.

     Interest expense  decreased $1.7 million or 9.3 percent and $4.6 million or
8.2 percent for the current periods. These decreases were primarily attributable to the successful refinancing in October 1995, of $220 million aggregate principal amount of first mortgage bonds (bearing a composite annual interest rate of 8.7 percent) through the issuance of $220 million aggregate principal amount of senior notes bearing a composite annual rate of 6.8 percent. This refinancing resulted in a savings of approximately $941,000 and $4.6 million in the current periods, which were partially offset by increased long-term debt interest at Enogex.

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

EARNINGS

     Net income decreased $6.8 million or 7.0 percent in the three-month period and increased $5.7 million or 4.7 percent in the nine-month period. Enogex's net income increased $896,000 or 31.5 percent and $3.4 million or 37.5 percent in the current periods. Earnings per share decreased from $2.39 to $2.22 per common share in the three-month period. In the nine-month period, earnings per share increased from $2.94 to $3.08 per common share. These changes reflect the above items and the seasonal nature of the Company's regulated electric business.


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

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities in both its electric and non-utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. Construction expenditures of $106.9 million for the nine months ended September 30, 1996 were financed with internally generated funds.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $1.1 million during the nine months ended September 30, 1996. The decrease reflects the Company's cash flow from operations net of short-term debt reduction, redemption of preferred stock, construction expenditures and dividend payments.

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


                           PART II. OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS

     For a description of certain legal proceedings presently pending, reference is made to (i) Item 3 of the Company's 1995 Form 10-K, (ii) Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and (iii) Item I of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. Except as set forth below, there are no new significant cases to report against Oklahoma Gas and Electric Company or its subsidiary, Enogex Inc., and there have been no significant changes in the previously reported proceedings.

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

     As previously reported, on October 14, 1996, the staff of the OCC and the Oklahoma Attorney General recommended OG&E lower its annual revenues by $94.5 million and $79.8 million, respectively. In another separate recommendation, the Oklahoma Industrial Energy Consumers proposed a $107.8 million annual OG&E rate reduction.

     The OCC's recommended annual rate reduction is based on a proposed rate of return of 11.0 percent and the Oklahoma Attorney General's recommended annual rate reduction is based on an assumed rate of return of 12.75 percent. The dollar amounts of each of these recommended annual rate reductions may vary significantly depending upon the rate of return that is used. At this time, the Company is unable to predict what the ultimate authorized rate of return will be.

     On November 6, 1996, OG&E filed a rebuttal to the proposed rate reductions with the OCC. A settlement conference is scheduled with OG&E management and all other parties involved on November 20 and 21, 1996. The rate case hearing before the OCC is scheduled for November 22 through December 13, 1996. If a compromise is not reached, it is expected that the OCC will deliberate on the proposed rate reduction from December 16 through 20, 1996. While OG&E remains optimistic that a reasonable settlement will be reached, OG&E cannot predict the outcome of this matter.

     The APSC has been reviewing the amounts that OG&E pays Enogex and recovers through its fuel adjustment clause for transporting natural gas to OG&E's gas-fired generating stations. On June 18, 1996, the APSC staff and OG&E filed a Joint Stipulation recommending a settlement of certain issues. As a result, OG&E has refunded approximately $4.3 million through September 1996, and an additional $235,000 will be refunded by December 1996, to retail electric customers in the Arkansas jurisdiction. The $4.5 million refund was recorded as a provision for a potential refund prior to August 1996.

     On September 18, 1996, Trigen-Oklahoma City Energy Corporation ("Trigen") sued OG&E in the United States District Court for the Western District of Oklahoma, Case No. CIV-96-1595-M. Trigen's business includes the furnishing of heating and cooling services for commercial and government buildings in Oklahoma City. Trigen alleges, among other things, that OG&E has engaged in monopolization in violation of Section 2 of the Sherman Act, attempts to monopolize in violation of the Sherman Act, acts in restraint of trade in violation of Oklahoma law, discriminatory sales in violation of Oklahoma law, tortious interference with contract, and tortious interference with a prospective economic advantage. Damages are sought against OG&E in the amount of at least $7,000,000, plus punitive damages and costs, treble damages, costs of litigation, prejudgment and post-judgment interest and reasonable attorney's fees. OG&E currently believes that this lawsuit is without merit, intends to vigorously defend this lawsuit and has filed a counterclaim against Trigen seeking $5 million in actual damages, plus fees and costs. OG&E's counterclaim asserts that Trigen violated the Oklahoma Deceptive Trade Practices Act, made false claims, misrepresented facts and published false statements about OG&E. Due to the early stages of this lawsuit, OG&E cannot predict its outcome at this time.

     Reference is made to paragraph 3 of Item 3 of the Company's 1995 Form 10-K regarding the Hardage Criner site. Remediation of this site has been completed and the case is now considered closed. The unreimbursed costs incurred by OG&E in connection with the remediation of the site were not material. While the parties involved in this matter (including

OG&E) have agreed to pay the ongoing maintenance costs of the site, OG&E's portion of these costs (approximately $1.4 million) is not significant.

     Reference is made to paragraph 5 of Item 3 of the Company's 1995 Form 10-K regarding the Double Eagle Refinery Superfund Site. As previously reported, OG&E elected to participate in the de minimus settlement, which limited OG&E's financial obligation to less than $2,000. One of the other potentially responsible parties is currently contesting OG&E's participation as a de minimus party. Regardless of the outcome of this issue, OG&E believes that its ultimate liability for this site will not be material primarily due to the limited volume sent by OG&E to the site.

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

     In accordance with FERC's direction regarding competition and alternative regulation of the electric energy utility market on the national scale, the OCC is seeking to identify, describe and create a process to implement a comprehensive and integrated restructuring of the electric utility industry for the State of Oklahoma. On June 6, 1996, the OCC issued a Notice of Inquiry proposing questions for comment. In response to the Notice of Inquiry, OG&E filed comments with the OCC on September 9, 1996. The comments listed, among other things, that five critical issues must be addressed to ensure a successful transition to a deregulated environment. These issues are: 1) retail wheeling should be implemented in Oklahoma at the same time it is implemented and on the same terms in all surrounding states, 2) stranded costs must be recovered, 3) a level playing field must be established, 4) state regulators role must be restructured and 5) there must be no exceptions to the new rules. The Company has taken steps such as its 1994 restructuring of its operations and its anticipated holding company reorganization, and intends to take appropriate steps in the future, to remain a competitive supplier of electricity.


Item 5  OTHER INFORMATION


Sooner Generating Plant
-----------------------

     As previously reported, on July 31, 1996, a malfunction at generating unit number one at Sooner Generating Plant resulted in a fire causing significant damage. Generating unit number one was out of operation for approximately ninety days and was brought back on line at 50 percent capacity on October 25, 1996. The unit may reach 100 percent capacity by mid November if all necessary testing and preparations are complete. The Company has had adequate capacity to meet demand during this period. Estimates for total repairs are still being made. The damage is expected to be covered by OG&E's insurance carrier for amounts in excess of the deductible provision. Management does not believe this damage will have a material adverse effect on the Company's consolidated financial position or its results of operations.


Unaudited Pro Forma Financial Information
-----------------------------------------

     The following unaudited pro forma financial information presents the historical consolidated balance sheet, statement of income and retained earnings and ratio of earnings to fixed charges of OG&E after giving effect to the restructuring discussed in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview", including the transfer of Enogex Inc. and its subsidiaries to OGE Energy Corp. The unaudited pro forma balance sheet at September 30, 1996, gives effect to the restructuring as if it had occurred at September 30, 1996. The unaudited pro forma statements of income and retained earnings for the period ended September 30, 1996, gives effect to the restructuring as if it had occurred at the beginning of the period presented. The unaudited pro forma ratio of earnings to fixed charges for the twelve months ended September 30, 1996, gives effect to the restructuring as if it had occurred at the beginning of the period presented.

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


                  UNAUDITED RATIO OF EARNINGS TO FIXED CHARGES

                                              Twelve Months
                                                  Ended
                                            September 30, 1996
                                            ------------------

           Unaudited Ratio of Earnings
                  to Fixed Charges                  3.76

           Unaudited Pro Forma Ratio of
                  Earnings to Fixed Charges         3.82

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



                                       OKLAHOMA GAS AND ELECTRIC COMPANY
                                       UNAUDITED PRO FORMA BALANCE SHEET
                                               SEPTEMBER 30, 1996

----------------------------------------------------------------------------------------------------------------

                                                              OG&E             PRO FORMA           PRO FORMA
                                                         (AS REPORTED)      ADJUSTMENTS (1)           OG&E
                                                         ---------------    ----------------    ----------------
                                                                        (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
     In service....................................      $     3,971,220    $      (412,293)    $      3,558,927
     Construction work in progress.................               34,750             (9,792)              24,958
                                                         ---------------    ----------------    ----------------
          Total property, plant and equipment......            4,005,970           (422,085)           3,583,885
            Less accumulated depreciation..........            1,667,301           (119,186)           1,548,115
                                                         ---------------    ----------------    ----------------
          Net property, plant and equipment........            2,338,669           (302,899)           2,035,770
                                                         ---------------    ----------------    ----------------
OTHER PROPERTY AND INVESTMENTS, at cost............                9,002             (3,389)               5,613
                                                         ---------------    ----------------    ----------------
CURRENT ASSETS:
     Cash and cash equivalents.....................                4,295             (3,867)                 428
     Accounts receivable - customers, less reserve.              172,608            (17,601)             155,007
     Accrued unbilled revenues.....................               49,000                ---               49,000
     Accounts receivable - other...................               10,927             21,388               32,315
     Fuel inventories, at LIFO cost................               62,513             (1,391)              61,122
     Materials and supplies, at average cost.......               21,011             (3,732)              17,279
     Prepayments and other.........................                9,136               (326)               8,810
     Accumulated deferred tax assets...............                8,982                ---                8,982
                                                         ---------------    ----------------    ----------------
          Total current assets.....................              338,472             (5,529)             332,943
                                                         ---------------    ----------------    ----------------
DEFERRED CHARGES:
     Advance payments for gas......................                6,500                ---                6,500
     Income taxes recoverable - future rates.......               43,549                ---               43,549
     Other.........................................               66,456            (16,141)              50,315
                                                         ---------------    ----------------    ----------------
          Total deferred charges...................              116,505            (16,141)             100,364
                                                         ---------------    ----------------    ----------------
TOTAL ASSETS.......................................      $     2,802,648    $      (327,958)    $      2,474,690
                                                         ===============    ================    ================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
     Common stock and retained earnings............      $       981,071    $      (120,408)    $        860,663
     Cumulative preferred stock....................               49,379                ---               49,379
     Long-term debt................................              829,176           (120,000)             709,176
                                                         ---------------    ----------------    ----------------
          Total capitalization.....................            1,859,626           (240,408)           1,619,218
                                                         ---------------    ----------------    ----------------
CURRENT LIABILITIES:
     Short-term debt...............................               57,300                ---               57,300
     Accounts payable..............................               46,152            (14,277)              31,875
     Dividends payable.............................               27,413                ---               27,413
     Customers' deposits...........................               23,037                ---               23,037
     Accrued taxes.................................               80,954             (2,270)              78,684
     Accrued interest..............................               17,531             (1,379)              16,152
     Long-term debt due within one year............               15,000                ---               15,000
     Accumulated provision for rate refunds........                  235                ---                  235
     Other.........................................               31,008             (2,817)              28,191
                                                         ---------------    ----------------    ----------------
          Total current liabilities................              298,630            (20,743)             277,887
                                                         ---------------    ----------------    ----------------
DEFERRED CREDITS AND OTHER LIABILITIES:
     Accrued pension and benefit obligation........               71,671             (3,776)              67,895
     Accumulated deferred income taxes.............              480,248            (58,676)             421,572
     Accumulated deferred investment tax credits...               79,315                ---               79,315
     Other.........................................               13,158             (4,355)               8,803
                                                         ---------------    ----------------    ----------------
          Total deferred credits and other                       644,392            (66,807)             577,585
            liabilities............................
                                                         ---------------    ----------------    ----------------
TOTAL CAPITALIZATION AND LIABILITIES...............      $     2,802,648    $      (327,958)    $      2,474,690
                                                         ===============    ================    ================

See accompanying notes to unaudited pro forma financial statements.

                                                         13



                                      OKLAHOMA GAS AND ELECTRIC COMPANY
                       UNAUDITED PRO FORMA STATEMENTS OF INCOME AND RETAINED EARNINGS
                                    NINE MONTHS ENDED SEPTEMBER 30, 1996

-----------------------------------------------------------------------------------------------------------

                                                          OG&E            PRO FORMA           PRO FORMA
                                                      (AS REPORTED)     ADJUSTMENTS(2)           OG&E
                                                    ----------------   ----------------    ----------------
                                                             (thousands except per share data)
OPERATING REVENUES:
     Electric utility.........................      $       948,667    $           ---     $       948,667
     Non-utility subsidiary...................              127,253           (127,253)                ---
                                                    ----------------   ----------------    ----------------
       Total operating revenues...............            1,075,920           (127,253)            948,667

OPERATING EXPENSES:
     Fuel ....................................              216,189             33,335             249,524
     Purchased power..........................              166,132                ---             166,132
     Gas purchased for resale.................               80,396            (80,396)                ---
     Other operation..........................              179,841            (32,043)            147,798
     Maintenance..............................               42,725             (2,411)             40,314
     Depreciation and amortization............              101,581            (17,706)             83,875
     Current income taxes.....................               83,252             (5,254)             77,998
     Deferred income taxes, net...............               (4,145)            (1,064)             (5,209)
     Deferred investment tax credits, net.....               (3,861)               ---              (3,861)
     Taxes other than income..................               35,818             (3,069)             32,749
                                                    ----------------   ----------------    ----------------
       Total operating expenses...............              897,928           (108,608)            789,320
                                                    ----------------   ----------------    ----------------
OPERATING INCOME..............................              177,992            (18,645)            159,347
                                                    ----------------   ----------------    ----------------
OTHER INCOME AND DEDUCTIONS:
     Interest income..........................                1,684               (480)              1,204
     Other....................................               (1,914)              (709)             (2,623)
                                                    ----------------   ----------------    ----------------
       Net other income and deductions........                 (230)            (1,189)             (1,419)
                                                    ----------------   ----------------    ----------------
INTEREST CHARGES:
     Interest on long-term debt...............               46,776             (6,204)             40,572
     Allowance for borrowed funds used
       during construction....................                 (606)               ---                (606)
     Other....................................                5,561             (1,067)              4,494
                                                    ----------------   ----------------    ----------------
       Total interest charges, net............               51,731             (7,271)             44,460
                                                    ----------------   ----------------    ----------------
NET INCOME....................................              126,031            (12,563)            113,468
PREFERRED DIVIDEND REQUIREMENTS...............                1,730                ---               1,730
                                                    ----------------   ----------------    ----------------
EARNINGS AVAILABLE FOR COMMON.................      $       124,301    $       (12,563)    $       111,738
                                                    ================   ================    ================
AVERAGE COMMON SHARES
    OUTSTANDING...............................               40,367                ---              40,367
EARNINGS PER AVERAGE COMMON SHARE.............      $          3.08    $         (0.31)    $          2.77


STATEMENT OF RETAINED EARNINGS
                                                         OG&E             PRO FORMA           PRO FORMA
                                                     (AS REPORTED)       ADJUSTMENTS            OG&E
                                                    ----------------   ----------------    ----------------
BALANCE AT BEGINNING OF PERIOD................      $       425,545    $      (120,243)    $       305,302
ADD-net income................................              126,031            (12,563)            113,468
                                                    ----------------   ----------------    ----------------
    Total.....................................              551,576           (132,806)            418,770

DEDUCT:
  Cash dividends declared on preferred stock..                1,730                ---               1,730
  Cash dividends declared on common stock.....               80,528            (12,398)             68,130
                                                    ----------------   ----------------    ----------------
    Total.....................................               82,258            (12,398)             69,860
                                                    ----------------   ----------------    ----------------
BALANCE AT END OF PERIOD......................      $       469,318    $      (120,408)    $       348,910
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

     The most significant intercompany transactions are transmission fees and related charges to Oklahoma Gas and Electric Company from Enogex, its subsidiary whose core business has been to deliver natural gas to Oklahoma Gas and Electric Company power plants. The amount of these charges was $33.3 million for the nine months ended September 30, 1996.

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    12.01 - Computation of Unaudited Ratio of Earnings
                             to Fixed Charges.

                    27.01 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                    A Form 8-K Current Report under Item 5, dated October 16, 1996 reported the staff of the Oklahoma Corporation Commission recommended that OG&E lower its annual revenues by $94.5 million and that the Oklahoma Attorney General proposed a $79.8 million annual OG&E rate reduction.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 OKLAHOMA GAS AND ELECTRIC COMPANY
                                          (Registrant)



                                  By    /s/ Donald R. Rowlett
                                    ---------------------------------
                                            Donald R. Rowlett
                                    Controller Corporate Accounting

                                  (On behalf of the registrant and in
                                his capacity as Chief Accounting Officer)


November 13, 1996


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

12.01               Computation of Unaudited Ratio of Earnings
                      to Fixed Charges.

27.01               Financial Data Schedule.
