Form 10-K
period 1996-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 1997-03-24
CIK 74145

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

For the fiscal year ended December 31, 1996       Commission File Number 1-1097

                        OKLAHOMA GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

             Oklahoma                                    73-0382390
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)
         101 North Robinson
            P.O. Box 321
       Oklahoma City, Oklahoma                             73101-0321
(Address of principal executive offices)                   (Zip Code)
     Registrant's telephone number, including area code:  405-553-3000

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                    Name of each exchange on which
            so registered                           each class isregistered
     -----------------------------              ------------------------------
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     Based upon the closing price on the New York Stock Exchange on February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was: 4% Cumulative Preferred Stock $5,801,263.

     As of February 28, 1997, the number of outstanding shares of the Registrant's common stock, par value $2.50 per share, was 40,373,991 all of which were held by OGE Energy Corp.


     The information statement for the 1997 annual meeting of shareowners is incorporated by reference into Part III of this Report.

================================================================================


                                TABLE OF CONTENTS
ITEM                                                                       PAGE
----                                                                       ----

                                    PART I

Item 1.  Business..........................................................   1
         The Company.......................................................   1
                  Introduction.............................................   1
                  General..................................................   2
                  Finance and Construction.................................   5
                  Regulation and Rates.....................................   6
                  Rate Structure, Load Growth and Related Matters..........  10
                  Fuel Supply..............................................  11
         Environmental Matters.............................................  12

Item 2.  Properties........................................................  14

Item 3.  Legal Proceedings. ...............................................  15

Item 4.  Submission of Matters to a Vote of Security Holders...............  17

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................  21

Item 6.  Selected Financial Data...........................................  22

Item 7.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.......................  23

Item 8.  Financial Statements and Supplementary Data.......................  31

Item 9.  Changes in and Disagreements with Accountants
                  and Financial Disclosure ................................  57

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  57

Item 11. Executive Compensation............................................  57

Item 12. Security Ownership of Certain Beneficial
                  Owners and Management....................................  57

Item 13. Certain Relationships and Related Transactions....................  57

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K......................................  57

                                     PART I

ITEM 1.  BUSINESS.
-----------------

                                   THE COMPANY

INTRODUCTION


     Oklahoma Gas and Electric Company (the "Company") is a regulated public utility engaged in the generation, transmission and distribution of electricity to retail and wholesale customers. The Company is a subsidiary of OGE Energy Corp. ("Energy Corp.") which is a public utility holding company incorporated in the State of Oklahoma and located in Oklahoma City, Oklahoma. The Company's executive offices are located at 101 N. Robinson, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321: telephone (405) 553-3000.

     The Company and its former subsidiary, Enogex, Inc. and Enogex Inc.'s subsidiaries (collectively, "Enogex") became subsidiaries of Energy Corp. on December 31, 1996 pursuant to a mandatory share exchange whereby each share of outstanding common stock of the Company was exchanged on a share-for-share basis for common stock of Energy Corp. Immediately following this exchange, the Company transferred its shares of Enogex stock to Energy Corp. and Enogex became a direct subsidiary of Energy Corp. Energy Corp. now serves as the parent company to the Company, Enogex and any other companies that may be formed within the organization in the future. The new holding company structure is intended to provide greater flexibility to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from the non-utility businesses of the other Energy Corp. subsidiaries for regulatory, capital structure and other purposes.

     The Company was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in the State of Oklahoma. The Company sold its retail gas business in 1928 and now owns and operates an interconnected electric production, transmission and distribution system which includes eight active generating stations with a total capability of 5,647,300 kilowatts. At the end of 1996, the Company had 2,434 members.

     On February 11, 1997, the Oklahoma Corporation Commission ("OCC") issued an order that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997 and the remaining $5 million becomes effective March 1, 1998. The Order also directed the Company to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000.

     On June 18, 1996, the Arkansas Public Service Commission ("APSC") staff and the Company filed a Joint Stipulation recommending settlement of certain issues resulting from the APSC review of the amounts that the Company pays Enogex and recovers through its fuel clause for transporting natural gas to OG&E's gas-fired generating stations. See "Regulation and Rates - Recent Regulatory Matters" for a further discussion of the orders.

     In 1994, the Company restructured and redesigned its operations to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. These two packages reduced the Company's workforce by approximately 900 employees.

     In response to an application filed by the Company on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted the Company to: (i) establish a regulatory asset in connection with the costs associated with the workforce reduction; (ii) amortize the December 31, 1994, balance of the regulatory asset over 26 months; and (iii) reduce the Company's electric rates during such period by approximately $15 million annually, effective January 1995. In 1996, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million. See "Regulation and Rates - Recent Regulatory Matters" and Note 9 of Notes to Consolidated Financial Statements for a further discussion of the OCC's orders in February 1997 and February and October 1994.

GENERAL


     The Company furnishes retail electric service in 274 communities and their contiguous rural and suburban areas. During 1996, five other communities and two rural electric cooperatives in Oklahoma and western Arkansas, purchased electricity from the Company for resale. The service area, with an estimated population of 1.7 million, covers approximately 30,000 square miles in Oklahoma and western Arkansas; including Oklahoma City, the largest city in Oklahoma, and Ft. Smith, Arkansas, the second largest city in that state. Of the 279 communities served, 248 are located in Oklahoma and 31 in Arkansas. Approximately 91 percent of total electric operating revenues for the year ended December 31, 1996, were derived from sales in Oklahoma and the remainder from sales in Arkansas.

     The Company's system control area peak demand as reported by the system dispatcher for the year was approximately 5,150 megawatts, and occurred on July 2, 1996. The Company's native load was approximately 4,851 megawatts on July 2, 1996, resulting in a capacity margin of approximately 20.6 percent. As reflected in the table below and in the operating statistics on page 4, total kilowatt-hour sales increased 1.5 percent in 1996 as compared to an increase of
7.0 percent in 1995 and a 9.0 percent decrease in 1994. In 1996, kilowatt-hour sales to the Company's customers ("system sales") increased slightly due to continued customer growth and a return to more normal weather. Sales to other utilities ("off-system sales") decreased in 1996. However, off-system sales are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales. In 1995 and 1994, factors which resulted in variations in total kilowatt-hour sales included: (i) continued customer growth and (ii) the decrease in off-system sales in 1994.

     Variations in kilowatt-hour sales for the three years are reflected in the following table:

                             SALES (Millions of Kwh)
                              Inc/                 Inc/                 Inc/
                      1996   (Dec)        1995    (Dec)        1994    (Dec)
-----------------------------------------------------------------------------

System Sales        21,541    3.4%      20,828     0.9%      20,642    2.2%
Off-System Sales     1,475  (20.4)%      1,852   232.6%         557  (82.1%)
                    ------              ------               ------
Total Sales         23,016    1.5%      22,680     7.0%      21,199   (9.0%)
                    ======              ======               ======

        The Company is subject to competition in some areas from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities and cogenerators. See Item 3 "Legal Proceedings" for a further discussion of this matter. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.

     Besides competition from other suppliers of electricity, the Company competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. In October 1992, the National Energy Policy Act of 1992 ("Energy Act") was enacted. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. In April 1996, the Federal Energy Regulatory Commission ("FERC") issued two final rules, Orders 888 and 889, regarding non-discriminatory open access transmission service. These orders may have a significant impact on wholesale markets. Also, numerous states are considering proposals to require "retail wheeling" which is the delivery of power generated by a third party to retail customers. The OCC is seeking to identify, describe and create a process to implement a comprehensive and integrated restructuring of the electric utility industry for the State of Oklahoma. The Oklahoma legislature also is considering legislation to permit increased competition at the retail level by July 2002. The Energy Act, these proposals and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. See "Regulation and Rates - Recent Regulatory Matters" for a further discussion of these matters.

     Electric and magnetic fields ("EMFs") surround all electric tools and appliances, internal home wiring and external power lines such as those owned by the Company. During the last several years considerable attention has focused on possible health effects from EMFs. While some studies indicate a possible weak correlation, other similar studies indicate no correlation between EMFs and health effects. The nation's electric utilities, including the Company, have participated with the Electric Power Research Institute ("EPRI") in the sponsorship of more than $75 million in research to determine the possible health effects of EMFs. In addition, the Edison Electric Institute ("EEI") is helping fund $65 million for EMF studies over a five-year period, that began in 1994. One-half of this amount is expected to be funded by the federal government, and two-thirds of the non-federal funding is expected to be provided by the electric utility industry. Through its participation with the EPRI and EEI, the Company will continue its support of the research with regard to the possible health effects of EMFs. The Company is dedicated to delivering electric service in a safe, reliable, environmentally acceptable and economical manner.


                        OKLAHOMA GAS AND ELECTRIC COMPANY

                          CERTAIN OPERATING STATISTICS

                                                       Year Ended December 31

                                               1996         1995         1994
                                               ----         ----         ----

ELECTRIC ENERGY:(Millions of Kwh)
 Generation (exclusive of station use)...      21,253       20,639       18,325
 Purchased...............................       3,564        3,578        4,387
                                           -----------  -----------  -----------
   Total generated and purchased.........      24,817       24,217       22,712
 Company use, free service and losses....      (1,801)      (1,537)      (1,513)
                                           -----------  -----------  -----------
   Electric energy sold..................      23,016       22,680       21,199
                                           ===========  ===========  ===========

ELECTRIC ENERGY SOLD:
 (Millions of Kwh)
 Residential.............................       7,143        6,848        6,739
 Commercial and industrial...............      11,161       10,963       10,886
 Public street and highway lighting......          67           66           66
 Other sales to public authorities.......       2,096        2,087        2,018
 Sales for resale........................       2,549        2,716        1,490
                                           -----------  -----------  -----------
  Total..................................      23,016       22,680       21,199
                                           ===========  ===========  ===========

OPERATING REVENUES:
 (Thousands)
 Electric Revenues:
  Residential............................  $  479,574   $  471,313   $  476,441
  Commercial and industrial..............     530,213      512,212      549,528
  Public street and highway lighting.....       9,367        9,115        9,294
  Other sales to public authorities......      98,209       95,660       99,789
  Sales for resale.......................      60,141       63,340       43,001
  Provision for rate refund..............      (1,221)      (2,437)      (3,417)
  Miscellaneous..........................      24,054       19,084       22,262
                                           -----------  -----------  -----------
   Total Electric Revenues...............  $1,200,337   $1,168,287   $1,196,898
                                           ===========  ===========  ===========

NUMBER OF ELECTRIC CUSTOMERS:
 (At end of period)
 Residential.............................     588,778      583,741      578,044
 Commercial and industrial...............      84,032       82,577       81,175
 Public street and highway lighting......         249          249          249
 Other sales to public authorities.......      10,688       10,340       10,198
 Sales for resale........................          41           43           39
                                           -----------  -----------  -----------
  Total..................................     683,788      676,950      669,705
                                           ===========  ===========  ===========

RESIDENTIAL ELECTRIC SERVICE:
 Average annual use (Kwh)................      12,178       11,786       11,724
 Average annual revenue..................  $   817.62   $   811.10   $   828.86
 Average price per Kwh (cents)...........        6.71         6.88         7.07

FINANCE AND CONSTRUCTION


     The Company meets its cash needs through internally generated funds, short-term borrowings and permanent financing. Cash flows from operations remained strong in 1996 and 1995, which enabled the Company to internally generate the required funds to satisfy construction expenditures during these years.

     Management expects that internally generated funds will be adequate over the next three years to meet the Company's capital requirements. The primary capital requirements for 1997 through 1999 are estimated as follows:

(dollars in millions)                          1997         1998         1999
-------------------------------------------------------------------------------

Construction expenditures
 including AFUDC .......................    $  95.0      $  94.0      $  94.0

Maturities of long-term debt and
 sinking fund requirement...............       15.0         25.0         12.5
-------------------------------------------------------------------------------
  Total.................................    $ 110.0      $ 119.0      $ 106.5
===============================================================================

     The three-year estimate includes expenditures for construction of new facilities to meet anticipated demand for service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Approximately $400,000 of the Company's construction expenditures budgeted for 1997 are to comply with environmental laws and regulations. The
Company's construction program was developed to support an anticipated peak demand growth of one to two percent annually and to maintain minimum capacity reserve margins as stipulated by the Southwest Power Pool. See "Rate Structure, Load Growth and Related Matters."

     The Company intends to meet its customers' increased electricity needs during the foreseeable future by maintaining the reliability and increasing the utilization of existing capacity. The Company's current resource strategy includes the reactivation of existing plants and the addition of peaking resources. The Company does not anticipate the need for another base-load plant in the foreseeable future.

     The Company's ability to sell additional securities on satisfactory terms to meet its capital needs is dependent upon numerous factors, including general market conditions for utility securities, which will impact the Company's ability to meet earnings tests for the issuance of additional first mortgage bonds and preferred stock. Based on earnings for the twelve months ended December 31, 1996, and assuming an annual interest rate of 7.74 percent, the Company could issue more than $1 billion in principal amount of additional first mortgage bonds under the earnings test contained in the Company's Trust Indenture (assuming adequate property additions were available). Under the earnings test contained in the Company's Restated Certificate of Incorporation and assuming none of the foregoing first mortgage bonds are issued, more than $1 billion of additional preferred stock at an assumed annual dividend rate of 7.2 percent could be issued as of December 31, 1996.

     The Company will continue to use short-term borrowings to meet temporary cash requirements and has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The maximum amount of outstanding short-term borrowings during 1996 was $142.1 million.

     The Company's resource strategy for supplying energy through the next decade and beyond consists of evaluating measures to keep its existing generating plants operating efficiently well past their traditional retirement dates. As long as the cost to keep existing plants operating reliably and efficiently is less than the cost of alternative sources of capacity, existing plants will be operated.

     In accordance with the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA") (see "Regulation and Rates - National Energy Legislation"), the Company is obligated to purchase 110 megawatts of capacity annually from Smith Cogeneration, Inc. and 320 megawatts annually from Applied Energy Services, Inc., another qualified cogeneration facility. In 1986, a contract was signed with Sparks Regional Medical Center to purchase energy not needed by the hospital from its nominal seven megawatt cogeneration facility. In 1987, the Company signed a contract to purchase up to 110 megawatts of capacity from Mid-Continent Power Company, Inc. This purchase of capacity is currently planned to begin in 1998 and carries no obligation on the part of the Company to purchase energy. The purchases under each of these cogeneration contracts were approved by the appropriate regulatory commissions at rates set in accordance with PURPA.

     The Company's financial results depend to a large extent upon the tariffs it charges customers and the actions of the regulatory bodies that set those tariffs, the amount of energy used by its customers, the cost and availability of external financing and the cost of conforming to government regulations.

REGULATION AND RATES


     The Company's retail electric tariffs in Oklahoma are regulated by the OCC, and in Arkansas by the APSC. The issuance of certain securities by the Company is also regulated by the OCC and the APSC. The Company's wholesale electric tariffs, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the Department of Energy has jurisdiction over some of the Company's facilities and operations.

     As part of the corporate reorganization whereby the Company became a subsidiary of Energy Corp., the Company obtained the approval of the OCC. The order of the OCC authorizing the Company to reorganize into a holding company structure contains certain provisions which, among other things, ensure the OCC access to the books and records of Energy Corp. and its affiliates relating to transactions with the Company; require the Company to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by the Company's customers; and prohibit the Company from pledging its assets or income for affiliate transactions.

     For the year ended December 31, 1996, approximately 88 percent of the Company's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC, and five percent to the FERC.

     RECENT  REGULATORY  MATTERS:  On February 11, 1997, the OCC issued an order
     ---------------------------
that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997 and the remaining $5 million becomes effective March 1, 1998. The Company had filed an application in June 1996 with the OCC for an annual electric utility rate reduction of $14.2 million. On October 14, 1996, the staff of the OCC and the Oklahoma

Attorney General recommended that the Company lower its annual revenues by $94.5 and $79.8 million, respectively. In a separate recommendation, the Oklahoma Industrial Energy Consumers proposed a $107.8 million annual Company rate reduction. On December 18, 1996, the Company and the intervenors proposed a $50 million settlement. The OCC voted to approve the Company's proposed settlement agreement on January 23, 1997, allowing the Company to lower its electric rates by $50 million. The order approving the rate reduction also provides for an incentive program designed to encourage future generation cost savings to be shared by the Company and its customers. This program gives the Company the opportunity to lessen the impact of the $50 million reduction, if future cost savings are achieved. See Note 9 of Notes to Consolidated Financial Statements.

     The February 11, 1997 order also directed the Company to transition to competitive bidding of its gas transportation requirements currently met by Enogex no later than April 30, 2000 and set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million until competitively-bid gas transportation begins. In 1996, approximately $44 million or 19 percent of Enogex's revenues were attributable to transporting gas for the Company. Other pipelines seeking to compete with Enogex for the Company's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with the Company's gas-fired generating stations.

     On June 18, 1996, the APSC staff and the Company filed a Joint Stipulation recommending settlement of certain issues resulting from the APSC review of the amounts that the Company pays Enogex and recovers through its fuel clause for transporting natural gas to the Company's gas-fired generating stations. On July 11, 1996, the APSC issued an order that, among other things, required the Company to refund approximately $4.5 million in 1996 to its Arkansas retail electric customers. The $4.5 million refund was recorded as a provision for a potential refund prior to August 1996.

     On February 25, 1994, the OCC issued an order that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by approximately $17 million annually and required the Company to refund approximately $41.3 million. Of the $41.3 million refund, $39.1 million was associated with revenues prior to January 1, 1994, while the remaining $2.2 million related to 1994. The entire $41.3 million refund related to the OCC's disallowance of a portion of the fees paid by the Company to Enogex for prior transportation and related gas gathering services. Of the $17 million annual rate reduction, approximately $9.9 million reflects the OCC's reduction of the amount to be recovered by the Company from its Oklahoma customers for the future performance of such services by Enogex for the Company. In accordance with the OCC's rate order and a stipulation approved by the OCC in July 1991, the Company's electric rates were designed to permit the Company to earn a 12 percent regulatory return on equity and the OCC staff was precluded from initiating an investigation of the Company's rates for three years from February 25, 1994, unless the Company's regulatory return on equity exceeded 12.75 percent.

     In 1994, the Company underwent a significant restructuring effort and redesign of its operations to more favorably position itself for the competitive electric utility environment. The Company incurred $63.4 million of restructuring costs in 1994. Pending an OCC order, the Company deferred the costs associated with the VERP and severance package in the third quarter of 1994. Between August 1 and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by the Company on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted the Company to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced the Company's electric rates during such period by approximately $15 million annually, effective January 1995. Labor savings from the VERP and severance package have substantially offset the amortization of the regulatory asset and annual rate reduction of $15 million. Labor savings in

1994, 1995 and 1996 approximated the amortization of the deferred amount and therefore, did not significantly impact 1994, 1995 and 1996 results. However, approximately $6.5 million in other restructuring expenses reduced 1994 earnings by $0.10 per share. At December 31, 1996, the deferred amount was $3.8 million, which is included on the Balance Sheets as Deferred Charges - Other.

     On October 5, 1994, the OCC issued an order instructing the OCC staff of the Public Utility Division ("PUD") to move forward with the development of OCC rules to implement the mandates of Sections 111 and 115 of the National Energy Policy Act of 1992 (the "Energy Act"), requiring the Company and other electric utilities to each submit 20-year Integrated Resource Plans ("IRP"). Following several technical conferences, in Order No. 398049, Cause No. RM 950000011 issued December 18, 1995, the OCC stated that it encourages Oklahoma electric and gas utilities to utilize IRP principles, but found it unnecessary to set new rules dictating requirements for IRP.

     Pursuant to an order from the APSC in July 1992, the Company and other electric utilities serving customers in Arkansas were required to submit a 20-year IRP with the APSC. On October 10, 1995, the APSC issued Order No. 9, Docket No. 92-164-U, which recognized the shifting pressures on today's utility industry, the industry's good planning practices, the increasing competitive markets for energy services and the need for publicly available information on utility plans and planning processes. The APSC also recognized that long-term integrated resource planning under prescriptive regulatory guidelines is no longer the most appropriate or, more importantly, most effective means to protect the public interest. Therefore, the APSC is not utilizing the IRP.

     AUTOMATIC  FUEL  ADJUSTMENT  CLAUSES:  Variances in the actual cost of fuel
     ------------------------------------
used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are charged to substantially all of the Company's electric customers through automatic fuel adjustment clauses, which are subject to periodic review by the OCC, the APSC and the FERC.

     NATIONAL  ENERGY  LEGISLATION:  The  National  Energy  Act of 1978  imposes
     -----------------------------
numerous responsibilities and requirements on the Company. The Public Utility Regulatory Policies Act of 1978 requires electric utilities, such as the Company, to purchase electric power from, and sell electric power to, qualified cogeneration facilities ("QFs") and small power production facilities. Generally stated, electric utilities must purchase electric energy and production capacity made available by QFs and small power producers at a rate reflecting the cost that the purchasing utility can avoid as a result of obtaining energy and production capacity from these sources; rather than generating an equivalent amount of energy itself or purchasing the energy or capacity from other suppliers. The Company has entered into agreements with four such cogenerators. See "Finance and Construction." Electric utilities also must furnish electric energy to QFs on a non-discriminatory basis at a rate that is just and reasonable and in the public interest and must provide certain types of service which may be requested by QFs to supplement or back up those facilities' own generation.

     The Energy Act is expected to make some significant changes in the operations of the electric utility industry and the federal policies governing the generation and sale of electric power. The Energy Act, among other things, allows the FERC to order utilities to permit access to their electrical transmission systems and to transmit power produced by independent power producers at transmission rates set by the FERC. The Energy Act also provides funds to study electric vehicle technology, the effects of electric and magnetic fields, and institutes a tax credit for generating electricity using renewable energy sources. The Energy Act also is designed to promote competition in the development of wholesale power generation in the electric industry. It exempts a new class of independent power producers from regulation under the Public
Utility Holding Company Act of 1935 and allows the FERC to order "wholesale wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities. Also, numerous states are considering proposals to require "retail wheeling."

     In April 1996, FERC issued two final rules, Orders 888 and 889, which may have a significant impact on wholesale markets. These orders were subsequently amended in orders issued in March 1997. Order 888, which was preceded by a Notice of Proposed Rulemaking, referred to as the "Mega-NOPR," set forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS," formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. The Company is complying with these new rules from the FERC.

     Another impact of complying with FERC's Order 888 is a requirement for utilities to offer a transmission tariff that includes network transmission service ("NTS") to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how the Company has historically integrated its load and resources. Under NTS, the Company and participating customers share the total annual transmission cost, net of related transmission revenues, based upon each company's share of the total system load. At this time, the Company expects to incur approximately $1 million in start-up costs beginning in 1997 and a minimal annual expense increase, as a result of Orders 888 and 889.

     In accordance with FERC's direction regarding competition and alternative regulation of the electric energy utility market on the national scale, the OCC is seeking to identify, describe and create a process to implement a comprehensive and integrated restructuring of the electric utility industry for the State of Oklahoma. On June 6, 1996, the OCC issued a Notice of Inquiry proposing questions for comment. In response to the Notice of Inquiry, the Company filed comments with the OCC on September 9, 1996. The comments listed, among other things, five critical issues that the Company believes must be addressed to ensure a successful transition to a deregulated environment. These issues are: (i) retail wheeling should be implemented in Oklahoma at the same time it is implemented and on the same terms in all surrounding states; (ii) stranded costs must be recovered; (iii) a level playing field must be established; (iv) state regulators role must be restructured; and (v) there must be no exceptions to the new rules. In addition, the Oklahoma State Senate has passed legislation that would permit increased competition at the retail level by July 2002. This proposed legislation authorizes the OCC, under the direction of a special task force comprised of members of the Oklahoma State Senate and the Oklahoma State House of Representatives, to undertake a series of studies to set the framework for electric utility industry competition. The proposed legislation calls for the OCC to report to the task force the results of its studies beginning in February 1998 with a report regarding independent system operators. Following a transition period, the proposed legislation would require the unbundling of generation, transmission and distribution services. Stranded costs would be recoverable over a 3 to 7 year period. At this time, it is uncertain whether or when such legislation will be approved by the House of Representatives. The Company is not opposed to such legislation generally, provided the five issues noted above are addressed fairly.

     The Energy Act, these FERC actions, restructuring proposals in Oklahoma and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. Past actions include the redesign and restructuring effort in 1994 and continuing actions to reduce fuel costs, both of which have resulted in lower retail rates, especially for industrial customers. While the Company is supportive of competition, it believes that all electric suppliers must be required to compete on a fair and equitable basis and the Company intends to advocate this position vigorously.


RATE STRUCTURE, LOAD GROWTH
AND RELATED MATTERS


     Two of the Company's primary goals in its electric tariff designs are: (i) to increase electric revenues by attracting and expanding job-producing businesses and industries; and (ii) to encourage the efficient use of energy by all of its customers. In order to meet these goals, the Company has reduced and restructured its rates to its key customers while at the same time implementing numerous energy efficiency programs and tariff schedules. In 1996, these programs and schedules included: (i) assistance programs that help residential customers live in comfortable homes with lower energy costs; (ii) the "Surprise Free Guarantee" program, which guarantees residential customers comfort and annual energy consumption for heating, cooling and water heating; (iii) the PEAKS program, which provides credit on a customer's bill for the installation of a device that periodically cycles off the customer's central air conditioner during peak summer periods; (iv) a load curtailment rate for industrial and commercial customers who can demonstrate a load curtailment of at least 300 kilowatts; and (v) time-of-use rate schedules for various commercial, industrial and residential customers designed to shift energy usage from peak demand periods during the hot summer afternoons to non-peak hours. The February 11, 1997 order issued by the OCC, among other things, eliminated the PEAKS program and raised the minimum load curtailment per customer from 300 to 500 kilowatts.

     The Company implemented a Real Time Pricing pilot program, for selected industrial customers, to keep its electric tariffs attractive and to control peak demand growth. Real Time Pricing is a service option which prices electricity so that current price varies hourly with short notice to reflect current expected cost. The technique will allow a measure of competitive pricing, a broadening of customer choice, balancing of electricity usage and capacity in the short and long term, and help customers control their costs.

     The Company's 1996 marketing efforts included geothermal heat pumps, electrotechnologies, an electric food service promotion and a heat pump promotion in the residential, commercial and industrial markets. The Company works closely with individual customers to provide the best information on how current technologies can be combined with the Company's marketing programs to maximize the customer's benefit.

        The Company currently does not anticipate the need for new base-load generating plants in the foreseeable future. For further discussion, see "Finance and Construction."

FUEL SUPPLY


     During 1996, approximately 79 percent of the Company-generated energy was produced by coal-fired units and 21 percent by natural gas-fired units. It is estimated that the fuel mix for 1997 through 2001, based upon expected generation for these years, will be as follows:

                 1997           1998          1999           2000          2001
-------------------------------------------------------------------------------
Coal.........     82%            80%           80%            79%           79%
Natural Gas..     18%            20%           20%            21%           21%

     The decline in the percentage of coal-fired generation relative to total generation will result from projected increases in natural gas-fired generation, not a reduction in Kwh of coal-fired generation.

     The average cost of fuel used, by type, per million Btu for each of the 5 years was as follows:

                 1996           1995          1994           1993          1992
-------------------------------------------------------------------------------
Coal.........   $0.83          $0.83         $0.78         $1.16          $1.18
Natural Gas..   $3.61          $3.19         $3.58         $3.64          $3.48
Weighted Avg.   $1.45          $1.41         $1.58         $1.92          $1.88

     A portion of the fuel cost is included in base rates and differs for each jurisdiction. The portion of these costs that is not included in base rates is recovered through automatic fuel adjustment clauses. See "Regulation and Rates - Automatic Fuel Adjustment Clauses."

COAL-FIRED  UNITS: All Company coal units,  with an aggregate  capacity of 2,530
-----------------
megawatts, are designed to burn low sulfur western coal. The Company purchases coal under a mix of long- and short-term contracts. During 1996, the Company purchased 9.9 million tons of coal from the following Wyoming suppliers: Amax Coal West, Inc., Caballo Rojo, Inc., Kennecott Energy Company, Thunder Basin Coal Company and Powder River Coal Company. The combination of all coals has a weighted average sulfur content of 0.31 percent and can be burned in these units under existing federal, state and local environmental standards (maximum of 1.2 pounds of sulfur dioxide per million Btu) without the addition of sulfur dioxide removal systems. Based upon the average sulfur content, the Company units have an approximate emission rate of 0.63 pounds of sulfur dioxide per million Btu. In anticipation of the more strict provisions of Phase II of The Clean Air Act starting in the year 2000, the Company has contracts in place that will allow for a supply of very low sulfur coal from suppliers in the Powder River Basin to meet the new sulfur dioxide standards.

     Wyoming coal is transported to the Company generating stations, a distance of approximately 1,000 miles, by either 112 or 135 rail car unit trains. In 1995, the Company completed the upgrading of its unit train fleet to high volume aluminum body rail cars. Currently, the fleet is comprised of 1,495 leased cars. Each aluminum rail car has a maximum capacity of 120 net tons allowing for the movement of 13,440 net tons per unit train. High volume and aluminum design combine to offer a 20 percent increase in net loading per car over a conventional steel car. During 1996, the Company used larger unit trains with a maximum of 135 cars instead of a maximum of 112 cars in unit train service to the Muskogee generating station. Increasing the unit train size allows for an increase of delivered tons by approximately 21 percent. The combination of high volume, aluminum design and increased train size to the Muskogee generating station reduces the number of trips from Wyoming by approximately 29 percent and reduces rail car maintenance expenses accordingly.

GAS-FIRED  UNITS:  For  calendar  year  1997,  the  Company  expects  to acquire
----------------
approximately 10 percent of its gas needs from long-term gas purchase contracts. The remainder of the Company's gas needs during 1997 will be supplied by contracts with at-market pricing or through day-to-day purchases on the spot market.

     In 1993, the Company began utilizing a natural gas storage facility which helps lower fuel costs by allowing the Company to optimize economic dispatch between fuel types and take advantage of seasonal variations in natural gas prices. By diverting gas into storage during low demand periods, the Company is able to use as much coal as possible to generate electricity and utilize the stored gas to meet the additional demand for electricity. During 1996, the Company completed a controls upgrade to its Seminole Unit 1. This upgrade will allow the unit to run efficiently at low loads as well as high loads. This added flexibility in gas generation compliments the Company's contracted gas storage facility to allow the gas generating system to meet our customers' changing electrical needs in a reliable and efficient manner.

                              ENVIRONMENTAL MATTERS


     The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $40 million during 1997, compared to approximately $43 million utilized in 1996. Approximately $400,000 of the Company's construction expenditures budgeted for 1997 are to comply with environmental laws and regulations. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.


     As required by Title IV of the Clean Air Act Amendments of 1990 ("CAAA"), the Company has completed installation and certification of all required continuous emissions monitors ("CEMs") at its generating stations. The Company submits emissions data quarterly to the Environmental Protection Agency ("EPA") as required by the CAAA. Phase II sulfur dioxide ("SO2") emission requirements will affect the Company beginning in the year 2000. Based on current information the Company believes it can meet the SO2 limits without additional capital expenditures. In 1996 the Company emitted 58,700 tons of SO2.


     With respect to the nitrogen oxide ("NOx") regulations of Title IV of the CAA, the Company has committed to meeting a 0.45 lbs/mm Btu NOx emission level beginning in 1997. As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. The Company's average NOx emissions for 1996 was 0.38 lbs/mm Btu.


     The Company has submitted all of its required Title V permit applications. The first two were submitted on July 10, 1996 while the remaining six were submitted on March 5, 1997. As a result of the Title V Program the Company paid approximately $340,000 in fees in 1996.

     Other air regulated items have emerged that could impact the Company. The Ozone Transport Assessment Group ("OTAG") is studying long range transport of ozone and its precursors across a thirty-seven state area. The results of the study are due by mid 1997. If reductions are required in Oklahoma, the Company could have to reduce its NOx emissions even further from the limits imposed by Title IV of the Act.


     EPA has proposed revisions to the ambient ozone and particulate standards. Based on historic data and EPA projections, Tulsa and Oklahoma counties would fail to meet the proposed standard for ozone. In addition, Muskogee, Kay, Tulsa and Comanche counties would fail to meet the standard for particulate matter. If reductions were required in Muskogee, Kay and Oklahoma counties, significant capital expenditures could be required by the Company.


     The Company has and will continue to seek new pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 1996, the Company obtained refunds of approximately $232,600 from its recycling efforts. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to reuse of existing materials. Similar savings are anticipated in future years.


     The Company has made application for renewal of all of its National Pollutant Discharge Elimination System ("NPDES") permits. The Company received one of the permits in final form and the remainder of the applications are in technical review by the regulatory agency. It is anticipated, because of regulation changes, that the new permits will offer greater operational flexibility than those in the past. In 1996 responsibility for administration of the NPDES program was shifted from the U. S. EPA to certain states including Oklahoma. As a result of the assumption of this program by the Oklahoma Department of Environmental Quality, annual state wastewater fees are expected to increase. Annual NPDES fees for 1996 were approximately $34,400 and at this time, it is anticipated that the cost of these fees will be similar for 1997.


     The Company remains a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous and toxic waste, See "Item 3. Legal Proceedings."


     The Company has and will continue to evaluate the impact of its operations on the environment. As a result, contamination on Company property will be discovered from time to time. Three separate sites, which were identified as having been contaminated by historical operations were addressed during 1996. The Company completed remediation of two of these while remedial options for the third are being pursued with appropriate regulatory agencies. The cost of these actions has not had and are not anticipated to have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. PROPERTIES.
------------------

     The Company owns and operates an interconnected electric production, transmission and distribution system, located in Oklahoma and western Arkansas, which includes eight active generating stations with an aggregate active capability of 5,647 megawatts. The following table sets forth information with respect to present electric generating facilities, all of which are located in
Oklahoma:

                                                   Unit          Station
                                   Year         Capability      Capability
Station  &  Unit       Fuel     Installed      (Megawatts)     (Megawatts)
----------------       ----     ---------      -----------     -----------

Seminole       1       Gas         1971            549
               2       Gas         1973            507
               3       Gas         1975            500            1,556

Muskogee       3       Gas         1956            184
               4       Coal        1977            500
               5       Coal        1978            500
               6       Coal        1984            515            1,699

Sooner         1       Coal        1979            505
               2       Coal        1980            510            1,015

Horseshoe      6       Gas         1958            178
Lake           7       Gas         1963            238
               8       Gas         1969            404              820

Mustang        1       Gas         1950             58          Inactive
               2       Gas         1951             57          Inactive
               3       Gas         1955            122
               4       Gas         1959            260
               5       Gas         1971             64              446

Conoco         1       Gas         1991             26
               2       Gas         1991             26               52

Arbuckle       1       Gas         1953             74          Inactive

Enid           1       Gas         1965             12
               2       Gas         1965             12
               3       Gas         1965             12
               4       Gas         1965             12               48

Woodward       1       Gas         1963             11               11
                                                                --------

Total Active Generating Capability (all stations)                 5,647
                                                                ========

        At December  31,  1996,  OG&E's  transmission  system  included:  (i) 65 substations with a total capacity of approximately 15.6 million kVA and approximately 3,989 structure miles of lines in Oklahoma; and (ii) six substations with a total capacity of approximately 1.9 million kVA and approximately 241 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 301 substations with a total capacity of approximately 5.6 million kVA, 19,794 structure miles of overhead lines, 1,562 miles of underground conduit and 6,386 miles of underground conductors in Oklahoma; and
(ii) 30 substations with a total capacity of approximately 665,000 kVA, 1,617 structure miles of overhead lines, 148 miles of underground conduit and 344 miles of underground conductors in Arkansas.

     Substantially all of the Company's electric facilities are subject to a direct first mortgage lien under the Trust Indenture securing the Company's first mortgage bonds.

     During the three years ended December 31, 1996, the Company's gross property, plant and equipment additions approximated $308 million and gross retirements approximated $76 million. Over 95 percent of these additions were provided by internally generated funds. The additions during this three-year period amounted to approximately 8.6 percent of total property, plant and equipment at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------


     1. On July 8, 1994, an employee of the Company filed a lawsuit in state court against the Company in connection with the Company's VERP. The case was removed to the U.S. District Court in Tulsa, Oklahoma. On August 23, 1994, the trial court granted the Company's Motion to Dismiss Plaintiff's Complaint in its entirety.

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

     2. The Company is also involved, along with numerous other Potentially Responsible Party's ("PRP"), in an EPA administrative action involving the facility in Holden, Missouri, of Martha C. Rose Chemicals, Inc. ("Rose"). Beginning in early 1983 through 1986, Rose was engaged in the business of brokering of polychlorinated biphenyls ("PCBs") and PCB items, processing of PCB capacitors and transformers for disposal, and decontamination of mineral oil dielectric fluids containing PCBs. During this time period, various generators of PCBs ("Generators"), including the Company, shipped materials containing PCBs to the facility. Contrary to its contractual obligation with the Company and other Generators, it appears that Rose failed to manage, handle and dispose of the PCBs and the PCB items in accordance with the applicable law. Rose has been issued citations by both the EPA and the Occupational Safety and Health Administration. Several Generators, including OG&E, formed a Steering Committee to investigate and clean up the Rose facility.

     The Company's share of the total hazardous wastes at the Rose facility was less than six percent. The remediation of this site was completed in 1995 by the Steering Committee and is currently in the final stages of closure with the EPA, which includes operation and maintenance activities as required in the Administrative Order on Consent with the EPA. Due to additional funds resulting from payments by third party companies who were not a part of the Steering Committee, and also reduced remedy implementation costs, the Company received a refund in December 1995 under the allocation formula. The Company has reached a settlement agreement with its insurance carrier, AEGIS Insurance Company, with respect to costs incurred at this site. The Company considers this insurance matter to be closed.

     Management believes that the Company's ultimate liability for any additional cleanup costs of this site will not have a material adverse effect on the Company's financial position or its results of operations. Management's opinion is based on the following: (i) the present status of the site; (ii) the cleanup costs already paid by certain parties; (iii) the financial viability of the other PRPs; (iv) the portion of the total waste disposed at this site attributable to the Company; and (v) the Company's settlement agreement with its insurer. Management also believes that costs incurred in connection with this site, which are not recovered from insurance carriers or other parties, may be allowable costs for future ratemaking purposes.

     3. On January 11, 1993, the Company received a Section 107 (a) Notice Letter from the EPA, Region VI, as authorized by the CERCLA, 42 USC Section 9607
(a), concerning the Double Eagle Refinery Superfund Site located at 1900 NE First Street in Oklahoma City, Oklahoma. The EPA has named the Company and 45 others as PRPs. Each PRP could be held jointly and severally liable for remediation of this site.

     On February 15, 1996, the Company elected to participate in the de minimis settlement of EPA's Administrative Order on Consent. This limits the Company's financial obligation to less than $50,000 and also eliminates its involvement in the design and implementation of the site remedy.

     4. As previously reported, on September 18, 1996, Trigen - Oklahoma City Energy Corporation ("Trigen") sued OG&E in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. Trigen alleged six causes of action: (i) monopolization in violation of Section 2 of the Sherman Act; (ii) attempt to monopolize in violation of Section 2 of the Sherman Act; (iii) acts in restraint of trade in violation of Oklahoma law, 79 O.S. 1991, ss. 1; (iv) discriminatory sales in violation of 79 O.S. 1991, ss. 4; (v) tortious interference with contract; and (vi) tortious interference with a prospective economic advantage. Trigen seeks actual damages of at least $7 million, trebled, together with its costs, pre- and post-judgment interest and attorney fees, in connection with each of the first four counts. It seeks actual damages of at least $7 million, plus punitive damages together with its costs, pre-and post-judgment interest and attorney fees, in connection with each of the remaining counts. Trigen also seeks permanent injunctive relief against the alleged Sherman Act violations and against the Company's alleged practice of offering cooling services to customers in Oklahoma City in the form of RTP-priced electricity "bundled" together with financing, construction, and/or other consulting services at guaranteed rates.

     The Company filed an answer and counterclaim on November 7, 1996 asserting that Trigen made false claims, misrepresented facts, published false statements and other defamatory conduct which damaged the Company, and asserting violation of the Oklahoma Deceptive Trade Practices Act. The Company seeks punitive and actual damages. Due to the early stages of this lawsuit, the Company cannot predict its outcome at this time.

        5. The State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63. On February 24, 1997, the taxpayers instituted litigation against the Company and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by the Company to its ratepayers in compliance with an Order of the OCC which Plantiffs allege was illegal. Plantiffs allege the refunds should have been paid into the state Unclaimed Property Fund. Management believes that the lawsuit is without merit and will not have a material adverse effect on the Company's financial position or its results of operations.

        6. On March 19, 1997, the City of Enid, Oklahoma ("Enid") through its City Council, notified the Company of its intent to purchase the Company's electric distribution facilities for Enid and to terminate the Company's franchise to provide electricity within Enid as of June 26, 1998. The ability of Enid to purchase the Company's distribution facilities in Enid is subject to numerous additional conditions. The Company currently provides electricity to approximately 25,000 customers in Enid and for the year ended December 31, 1996, derived less than 3.5 percent of its electric retail revenues from sales of electricity to such customers. In the event Enid is ultimately successful in its current efforts, it is expected that the Company would compete with other companies at the wholesale level to supply electricity to Enid. The Company is currently evaluating the legality of the City Council's actions and determining the appropriate actions to take.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         None

EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------

     The following persons were Executive Officers of the Registrant as of March 15, 1997:

       Name                       Age                      Title
--------------------              ---          -------------------------------

Steven E. Moore                   50           Chairman of the Board, President
                                                 and Chief Executive Officer

Al M. Strecker                    53           Senior Vice President - Finance
                                                 and Administration

Melvin D. Bowen, Jr.              55           Vice President - Power Delivery

Jack T. Coffman                   53           Vice President - Power Supply

Michael G. Davis                  47           Vice President - Marketing and
                                                 Customer Services

Irma B. Elliott                   58           Vice President and
                                                 Corporate Secretary

James R. Hatfield                 39           Vice President and Treasurer

Donald R. Rowlett                 39           Controller Corporate Accounting

Don L. Young                      56           Controller Corporate Audits

     No family relationship exists between any of the Executive Officers of the Registrant. Each Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 15, 1997.

     The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

        Name                                     Business Experience
--------------------                -------------------------------------------
Steven E. Moore                     1996-Present:   Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer -
                                                      Energy Corp.
                                    1996-Present:   Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer
                                    1995-1996:      President and Chief
                                                      Operating Officer
                                    1992-1995:      Vice President - Law
                                                      and Public Affairs


Al M. Strecker                      1996-Present:   Senior Vice President -
                                                      Energy Corp.
                                    1994-Present:   Senior Vice President -
                                                      Finance and
                                                      Administration
                                    1992-1994:      Vice President and
                                                      Treasurer


Melvin D. Bowen, Jr.                1994-Present:   Vice President -
                                                      Power Delivery
                                    1992-1994:      Metro Region
                                                      Superintendent


Jack T. Coffman                     1994-Present:   Vice President -
                                                      Power Supply
                                    1992-1994:      Manager - Generation
                                                      Services

        Name                                     Business Experience
--------------------                -------------------------------------------
Michael G. Davis                    1996-Present:   Vice President - Energy
                                                      Corp.
                                    1994-Present:   Vice President -
                                                      Marketing and
                                                      Customer Services
                                    1992-1994:      Director - Marketing
                                                      Division
                                    1992:           Manager - Industrial
                                                      Services


Irma B. Elliott                     1996-Present:   Vice President and
                                                      Corporate Secretary -
                                                      Energy Corp.
                                    1996-Present:   Vice President and
                                                      Corporate Secretary
                                    1992-1996:      Secretary


James R. Hatfield                   Present:        Vice President and
                                                      Treasurer - Energy
                                                      Corp.
                                    Present:        Vice President and
                                                      Treasurer
                                    1994-1997:      Treasurer
                                    1994:           Vice President - Investor
                                                      Relations & Corporate
                                                      Secretary - Aquila Gas
                                                      Pipeline Corporation
                                                      (an intrastate gas
                                                      pipeline subsidiary of
                                                      UtiliCorp United Inc.)
                                    1992-1993:      Assistant Treasurer -
                                                      UtiliCorp United Inc.
                                                      (an electric and
                                                      natural gas utility
                                                      company)


Donald R. Rowlett                   1996-Present:   Controller Corporate
                                                      Accounting
                                    1994-1996:      Assistant Controller
                                    1992-1994:      Senior Specialist -
                                                      Tax Accounting
                                    1992:           Specialist - Tax Accounting


Don L. Young                        1996-Present:   Controller Corporate Audits
                                    1992-1996:      Controller

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS.
--------------------

     Currently, all Company common stock, 40,373,991 shares, is held by Energy Corp. Therefore, there is no public trading market for the Company's common stock. The following table gives information with respect to price ranges, as reported in THE WALL STREET JOURNAL as New York Stock Exchange Composite
             -------------------------
Transactions, and dividends paid for the Company's common stock prior to the corporate reorganization.

                                 1996                           1995

                  -------------------------------------------------------------
                   Dividend                        Dividend
                     Paid        High       Low      Paid       High     Low
                  -------------------------------------------------------------

First Quarter     $0.66 1/2    $43 5/8   $38 7/8   $0.66 1/2  $36 1/4  $32 9/16

Second Quarter     0.66 1/2     40 1/8    36 7/8    0.66 1/2   36 3/8   33 1/4

Third Quarter      0.66 1/2     41 7/8    38 1/8    0.66 1/2   38       33 3/8

Fourth Quarter     0.66 1/2     41 7/8    38 1/8    0.66 1/2   43 5/8   36 7/8

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

                                 HISTORICAL DATA

                                                                   As Restated - See Note I
                                                            to Consolidated Financial Statements
                                                    ----------------------------------------------------
                                          1996         1995          1994          1993          1992
                                      ------------------------------------------------------------------
SELECTED FINANCIAL DATA
 (DOLLARS IN THOUSANDS EXCEPT
  FOR PER SHARE DATA)
 Operating revenues.................. $1,200,337    $1,168,287    $1,196,898    $1,282,817    $1,193,993
 Operating expenses..................  1,022,988       987,270     1,016,074     1,106,820     1,036,424
                                      -----------   -----------   -----------   -----------   -----------
 Operating income....................    177,349       181,017       180,824       175,997       157,569
 Other income and deductions.........       (914)        2,272           321          (873)       (1,656)
 Interest charges....................     59,566        70,745        67,350        70,394        67,620
                                      -----------   -----------   -----------   -----------   -----------
 Income from continuing operations...    116,869       112,544       113,795       104,730        88,293
 Income from operations of Enogex
  distributed to OGE Energy Corp.....     16,463        12,712         9,990         9,547        11,419
                                      -----------   -----------   -----------   -----------   -----------
 Net income..........................    133,332       125,256       123,785       114,277        99,712
 Preferred dividend requirements.....      2,302         2,316         2,317         2,317         2,317
                                      -----------   -----------   -----------   -----------   -----------
 Earnings available for common....... $  131,030    $  122,940    $  121,468    $  111,960    $   97,395
                                      ===========   ===========   ===========   ===========   ===========
 Long-term debt...................... $  709,281    $  723,862    $  723,667    $  748,660    $  748,654
 Long-term debt of Enogex............        ---       120,000         6,900        90,000        90,000
 Total assets........................ $2,421,241    $2,754,871    $2,782,629    $2,731,424    $2,590,083
 Income from continuing operations... $     2.84    $     2.73    $     2.76    $     2.54    $     2.13
 Income from Enogex operations.......        .41           .32           .25           .24           .29
                                      -----------   -----------   -----------   -----------   -----------
 Earnings per average common share... $     3.25    $     3.05    $     3.01    $     2.78    $     2.42

CAPITALIZATION RATIOS *
 Common equity.......................      52.57%        54.78%        54.35%        53.17%        53.03%
 Cumulative preferred stock..........       3.09%         2.92%         2.95%         2.93%         2.94%
 Long-term debt......................      44.34%        42.30%        42.70%        43.90%        44.03%

INTEREST COVERAGES *
 Before federal income taxes
  (including AFUDC)..................       4.09X         3.49X         3.66X         3.36X         2.99X

  (excluding AFUDC)..................       4.08X         3.47X         3.64X         3.35X         2.98X

 After federal income taxes
  (including AFUDC)..................       2.94X         2.56X         2.66X         2.48X         2.29X

  (excluding AFUDC)..................       2.93X         2.55X         2.65X         2.47X         2.28X

 * These amounts do not include Enogex.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
----------------------------------------------------------------------
AND FINANCIAL CONDITION.
-----------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

                                                                                  Percent Change
                                                                                  From Prior Year
                                                                                  ---------------
 (THOUSANDS EXCEPT PER SHARE AMOUNTS)        1996          1995          1994      1996     1995
-------------------------------------------------------------------------------------------------
Operating revenues......................  $1,200,337    $1,168,287    $1,196,898    2.7     (2.4)
Earnings available for common stock.....  $  114,567    $  110,228    $  111,478    3.9     (1.1)
Average shares outstanding..............      40,367        40,356        40,344    ---      ---
Earnings per average common share from
 continuing operations..................  $     2.84    $     2.73    $     2.76    4.0     (1.1)
Dividends paid per share................  $     2.66    $     2.66    $     2.66    ---      ---
=================================================================================================

     Oklahoma Gas and Electric Company (the "Company") is an operating public utility engaged in the generation, transmission, distribution, and sale of electric energy. OGE Energy Corp. ("Energy Corp.") became the parent company of the Company and its former subsidiary, Enogex Inc. ("Enogex") on December 31, 1996 in a corporate reorganization whereby all common stock of the Company was exchanged on a share-for-share basis for common stock of Energy Corp. Under this corporate structure, the new holding company serves as the parent company to the Company, Enogex and any other companies that may be formed within the organization in the future. Also, effective December 31, 1996, the Company distributed its ownership of Enogex to Energy Corp. Although Enogex continues to operate as a subsidiary of Energy Corp., for purposes of these consolidated financial statements, Enogex has been accounted for as discontinued operations and prior year consolidated financial statements have been restated to reflect that accounting. This new holding company structure is intended to provide greater flexibility to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from Energy Corp.'s non-utility businesses.

     Earnings from continuing operations for 1996 increased 4.0 percent from $2.73 per share in 1995 to $2.84 per share in 1996. The increase is primarily the result of continued customer growth in the Company's service area and lower interest costs. The 1995 decrease resulted primarily from mild weather in the service area. The 1995 decrease was partially offset by continued customer growth in the Company's service area and improved operating efficiencies resulting from the 1994 restructuring of the Company's operations.

     On February 11, 1997, the Oklahoma Corporation Commission ("OCC") issued an order approving the Company's proposed settlement agreement, which reduced the Company's electric rates on an annual basis by approximately $50 million with approximately $45 million effective March 5, 1997, and the remaining $5 million effective March 1, 1998. The Company had filed an application in June 1996 with the OCC for an annual electric utility rate reduction of $14.2 million. Various parties proposed significantly higher reductions than the $14.2 million proposed by the Company and the $50 million approved by the OCC. The approved rate reduction provides an incentive program designed to encourage future generation cost savings to be shared by OG&E and its customers. This program also gives the

Company the opportunity to lessen the impact of the $50 million reduction, if future cost savings are achieved. See Note 9 of Notes to Consolidated Financial Statements.

     In 1994, the Company restructured and redesigned its operations to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a Voluntary Early Retirement Package ("VERP") and a severance package in 1994. Those two programs reduced the Company's workforce by more than 900 employees. In January 1995, the Company began amortizing a regulatory asset of $48.9 million consisting of the balance of the deferred costs associated with the VERP and the severance package, in accordance with an order of the OCC issued on October 26, 1994. The OCC order permitted the Company to amortize the $48.9 million over 26 months and reduced electric rates during such period by approximately $15 million annually. At December 31, 1996, the unamortized regulatory asset was $3.8 million, which is included on the Consolidated Balance Sheets as Deferred Charges - Other. In 1996, the labor savings from the VERP and severance package approximated the amortization of the regulatory asset and the annual rate reduction of $15 million and therefore, did not significantly impact 1996 operating results. The unamortized regulatory asset will be fully amortized in February 1997, allowing the labor savings associated with the 1994 workforce reductions to lessen the impact of the most recent OCC order reducing the Company's electric rates which became effective on March 5, 1997.

     In 1996, the Company decided upon an "enterprise software" future for its businesses. Enterprise software is a corporate software system designed to handle most of the Company's information processing needs and to improve work processes throughout the Company. On January 1, 1997, an enterprise software system was successfully implemented throughout the Company and is expected to give the Company a strategic advantage in the years ahead.

     The following discussion and analysis presents factors which had a material effect on the Company's operations and financial position during the last three years and should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant. Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and the other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

REVENUES

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
 (THOUSANDS)                                  1996          1995          1994      1996     1995
--------------------------------------------------------------------------------------------------
Sales of electricity to OG&E customers...  $1,173,961    $1,135,720    $1,188,550    3.4     (4.4)

Provisions for rate refund...............      (1,221)       (2,437)       (3,417)     *        *

Sales of electricity to other utilities..      27,597        35,004        11,765  (21.2)   197.5
----------------------------------------------------------------------------------

  Total operating revenues...............  $1,200,337    $1,168,287    $1,196,898    2.7     (2.4)
==================================================================================================

System kilowatt-hour sales...............  21,540,670    20,828,415    20,642,675    3.4      0.9

Kilowatt-hour sales to other utilities...   1,475,449     1,851,839       556,765  (20.3)   232.6
----------------------------------------------------------------------------------

  Total kilowatt-hour sales..............  23,016,119    22,680,254    21,199,440    1.5      7.0
==================================================================================================

*NOT MEANINGFUL

     Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set the Company's electric rates will continue to affect the Company's financial results. The commissions also have the authority to examine the appropriateness of the Company's recovery from its customers of fuel costs, which include the transportation fees that the Company pays Enogex for transporting natural gas to the Company's generating units. See "Contingencies" and Note 9 of Notes to Consolidated Financial Statements for a discussion of the impact of the OCC's February 11, 1997 rate order on these transportation fees.

     Operating revenues increased $32.0 million or 2.7 percent during 1996. This increase was due to continued customer growth and a return to more normal weather resulting in increased system sales. During 1995, operating revenues decreased $28.6 million or 2.4 percent, primarily due to the $15 million rate reduction, mild weather, and recovery of lower fuel costs. Partially offsetting the impact of these reductions was continued growth in kilowatt-hour sales to Company customers ("system sales") and a significant increase in kilowatt-hour sales to other utilities.

EXPENSES AND OTHER ITEMS

                                                                              Percent Change
                                                                              From Prior Year
                                                                              ---------------
 (DOLLARS IN THOUSANDS)                 1996         1995           1994       1996     1995
---------------------------------------------------------------------------------------------
Fuel .............................  $  323,412    $  304,775    $  308,139      6.1     (1.1)

Purchased power...................     222,070       216,598       228,701      2.5     (5.3)

Other operation and maintenance...     253,176       249,873       241,850      1.3      3.3

Restructuring ....................         ---           ---        21,035        *        *

Depreciation and Amortization.....     112,233       110,719       107,239      1.4      3.2

Taxes.............................     112,097       105,305       109,110      6.4     (3.5)
--------------------------------------------------------------------------

 Total operating expenses........  $1,022,988    $  987,270    $1,016,074      3.6     (2.8)
=============================================================================================

* NOT MEANINGFUL

     Total operating expenses increased $35.7 million or 3.6 percent in 1996, primarily due to higher fuel costs for the production of electricity, higher income taxes and increased purchases of power from other utilities.

     The Company's generating capability is evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the company and its customers. In 1996, fuel costs increased $18.6 million or 6.1 percent due to increased generation of electricity resulting from continued customer growth and favorable weather conditions in the electric service area. During 1995, fuel costs decreased $3.4 million or 1.1 percent because of lower prices and usage of natural gas and a higher volume of kilowatt-hours generated with lower-priced coal.

     Other operation and maintenance increased $3.3 million or 1.3 percent in 1996, due to the new enterprise software information processing system, increased pension expense, minor overhauls at coal-fired generating plants and repair of coal handling equipment. Other operation and maintenance increased $8.0 million in 1995, because of $22.6 million of amortization of the regulatory asset resulting from the 1994 restructuring of the Company's operations, costs associated with a major storm in the Company's service area and the write-off of obsolete inventory, offset by lower costs resulting from the 1994 workforce reduction and efficiencies gained in the maintenance of the Company's generating plants.

        In 1996, income taxes increased primarily due to higher pre-tax earnings. Income taxes decreased in 1995 as a result of an increase in tax credits earned and lower pre-tax earnings.

     Purchased power costs were $222.1 million in 1996, up from $216.6 million in 1995. The $5.5 million increase in 1996 resulted from the availability of larger quantities of economically - priced energy from other utilities. Purchased power costs decreased $12.1 million or 5.3 percent in 1995, primarily due to the availability of larger quantities of economically - priced energy in 1994. As required by the Public Utility Regulatory Policy Act ("PURPA"), the Company is currently purchasing power from qualified cogeneration facilities. In 1998, another qualified cogeneration facility is scheduled to become operational and the Company is obligated to purchase up to 100 megawatts of capacity from this facility as well. See related discussion of purchased power in Note 8 of Notes to Consolidated Financial Statements.

     Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the February 11, 1997 OCC order setting, among other things, annual compensation for these transportation services provided by Enogex to the Company at $41.3 million and directing the Company to transition to competitive bidding of its gas transportation requirements currently provided by Enogex no later than April 30, 2000; the APSC order in July 1996 requiring, among other things, a $4.5 million refund; and the OCC order in February 1994 requiring, among other things, a $41.3 million refund relating to the fees the Company paid Enogex.

     The Company has initiated numerous other ongoing programs that have helped reduce the cost of generating electricity over the last several years. These programs include: 1) utilizing a natural gas storage facility; 2) spot market purchases of coal; 3) renegotiated contracts for coal, gas, railcar maintenance and coal transportation; and 4) a heat rate awareness program to produce kilowatt-hours with less fuel. Reducing fuel costs helps the Company remain competitive, which in turn helps the Company's electric customers remain competitive in a global economy.

        The increases in depreciation and amortization for 1996 and 1995 reflects higher levels of depreciable plant.

     The decrease in interest expense for 1996 was primarily attributable to the successful refinancing activity in 1995. The Company refinanced approximately $300 million of long-term debt in 1995, resulting in an approximate $10 million reduction in annual interest expense.

LIQUIDITY, CAPITAL RESOURCES AND CONTINGENCIES

     The primary capital requirements for 1996 and as estimated for 1997 through 1999 are as follows:

 (DOLLARS IN MILLIONS)                1996         1997        1998        1999
-------------------------------------------------------------------------------
Construction expenditures

  including AFUDC.................. $ 94.0       $ 95.0      $ 94.0      $ 94.0

Maturities of long-term debt and

  sinking fund requirements........    ---         15.0        25.0        12.5
-------------------------------------------------------------------------------

   Total........................... $ 94.0       $110.0      $119.0      $106.5
===============================================================================

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities in its electric utility businesses, and to some extent, for satisfying maturing debt and sinking fund obligations. The Company generally meets its cash needs through a combination of internally generated funds, short-term borrowings and permanent financing. Because of the continuing trend toward greater environmental awareness and increasingly stringent regulations, the Company has been experiencing increasing construction expenditures related to compliance with environmental laws and regulations.

1996 CAPITAL REQUIREMENTS AND FINANCING ACTIVITIES

     Construction expenditures were $94 million in 1996. Approximately $1.3 million of the 1996 construction expenditures were to comply with environmental regulations. This compares to construction expenditures of $110 million in 1995, of which $1 million were to comply with environmental regulations.

     During 1996, the Company's primary source of capital was internally generated funds from operating cash flows. Operating cash flow remained strong in 1996 as internally generated funds provided financing for all of the Company's capital expenditures. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in the Company's service territory, which has a direct effect on sales of electricity. In 1996, accounts receivable and accounts payable were higher due to more favorable weather in the last quarter of the year as compared to 1995.

     Short-term borrowings were used during 1996 to meet temporary cash requirements. At December 31, 1996, the Company had outstanding short-term borrowings of $41.4 million.

     In April 1996, the Company filed a registration statement for the sale of up to $300 million of senior notes. In February 1997, the Company reduced the amount of the registration statement for senior notes to $250 million and filed a new registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, the Company may issue all or part of these securities to refinance, at lower rates, one or more series of outstanding first mortgage bonds or preferred stock.

FUTURE CAPITAL REQUIREMENTS

     The Company construction program for the next several years does not include additional base-load generating units. Rather, to meet the increased electricity needs of its customers during the balance of the century, the Company will concentrate on maintaining the reliability and increasing the utilization of existing capacity and increasing demand-side management efforts. Approximately $400,000 of the Company's construction expenditures budgeted for 1997 are to comply with environmental laws and regulations.

     Future financing requirements may be dependent, to varying degrees, upon numerous factors outside the Company's control such as general economic conditions, abnormal weather, load growth, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

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

CONTINGENCIES

     The Company is defending various claims and legal actions, including environmental actions, which are common to its operations. As to environmental matters, the Company has been designated as a "potentially responsible party" ("PRP") with respect to three waste disposal sites to which the Company sent materials. Remediation of two of these sites has been completed. The Company's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by the EPA, which is being contested by one party. This limits the Company's financial obligation in addition to removing any participation in the site remedy. While it is not possible to determine the precise outcome of these matters, in the opinion of management, the Company's ultimate liability for these sites will not be material.

     On February 11, 1997, the OCC issued an order, among other things, directing the Company to transition to competitive bidding its gas transportation requirements, currently met by Enogex, no later than April 30, 2000. This order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million until competitively-bid gas transportation begins. In 1996, approximately $44 million or 19 percent of Enogex's revenues were attributable to transporting gas for the Company. Other pipelines seeking to compete with Enogex for the Company's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur expenditures to develop the necessary infrastructure to connect with the Company's gas-fired generating stations.

     The Company has contracted for low-sulfur coal to comply with the sulfur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). The
Company also has completed installation and certification of all required continuous emissions monitors at each of its generating units. Phase II sulfur dioxide emission requirements will affect the Company beginning in the year 2000. The Company believes it can meet these sulfur dioxide limits without additional capital expenditures. With respect to nitrogen oxide limits, the Company is meeting the current emission standards and has exercised its option to extend the effective date of the further reductions from 2000 to 2008.

     The Oklahoma Department of Environmental Quality's CAAA Title V air permitting program was approved by the EPA in March, 1996. The Company submitted comprehensive site air permit applications on July 10, 1996 for two of its major source generating stations. Title V permits for the remaining six permit applications were submitted on March 5, 1997. Air permit fees for generating stations were approximately $340,000 in 1996 and are estimated to be approximately $340,000 in 1997.

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

     In April 1996, FERC issued two final rules, Orders 888 and 889, which may have a significant impact on wholesale markets. These orders were amended in orders issued in March 1997. Order 888, which was preceded by a Notice of
Proposed  Rulemaking  referred  to as  the  "Mega-NOPR",  sets  forth  rules  on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS", formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. The Company is complying with these new rules from the FERC.

     Another impact of complying with FERC's Order 888 is a requirement for utilities to offer a transmission tariff that includes network transmission service ("NTS") to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how the Company has historically integrated its load and resources. Under NTS, the Company and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total system load. At this time, the Company expects to incur approximately, $1 million in start-up costs beginning in 1997 and a minimal annual expense increase, as a result of Orders 888 and 889.

     Numerous state legislatures and regulatory commissions are considering proposals to increase competition at the retail customer level. The OCC is seeking to identify, describe and create a process to implement a comprehensive and integrated restructuring of the electric utility industry for the State of Oklahoma. On June 6, 1996, the OCC issued a Notice of Inquiry proposing questions for comment. In response to the Notice of Inquiry, the Company filed comments with the OCC on September 9, 1996. The comments listed, among other things, five critical issues that the Company believes must be addressed to ensure a successful transition to a deregulated environment. These issues are: i) retail wheeling should be implemented in Oklahoma at the same time it is implemented and on the same terms in all surrounding states; ii) stranded costs must be recovered; iii) a level playing field must be established; iv) state regulators role must be restructured; and v) there must be no exceptions to the new rules. In addition, legislation has been introduced in the Oklahoma Legislature to permit increased competition at the retail level by July 2002. The Company is not opposed to such legislation generally, provided the five issues noted above are addressed fairly.

     Besides the existing contingencies  described above, and those described in
Note 8 of Notes to Consolidated Financial Statements, the Company's ability to fund its future operational needs and to finance its construction program is dependent upon numerous other factors beyond its control, such as general economic conditions, abnormal weather, load growth, inflation, new environmental laws or regulations, and the cost and availability of external financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             See Note 1
                                                                                     --------------------------
Year ended December 31 (DOLLARS IN THOUSANDS EXPECT PER SHARE DATA)      1996           1995           1994
===============================================================================================================
OPERATING REVENUES.................................................   $1,200,337     $1,168,287     $1,196,898
---------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Fuel............................................................      323,412        304,775        308,139
   Purchased power.................................................      222,070        216,598        228,701
   Other operation.................................................      196,008        194,234        176,668
   Maintenance.....................................................       57,168         55,639         65,182
   Restructuring...................................................          ---            ---         21,035
   Depreciation and amortization...................................      112,233        110,719        107,239
   Current income taxes............................................       73,171         72,800         47,841
   Deferred income taxes, net......................................        2,156         (2,335)        25,312
   Deferred investment tax credits, net............................       (5,150)        (5,150)        (5,150)
   Taxes other than income.........................................       41,920         39,990         41,107
---------------------------------------------------------------------------------------------------------------
      Total operating expenses.....................................    1,022,988        987,270      1,016,074
---------------------------------------------------------------------------------------------------------------
OPERATING INCOME...................................................      177,349        181,017        180,824
---------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS:
   Interest income.................................................        3,187          6,556          5,204
   Other...........................................................       (4,101)        (4,284)        (4,883)
---------------------------------------------------------------------------------------------------------------
      Net other income and deductions..............................         (914)         2,272            321
---------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:
   Interest on long-term debt......................................       54,141         63,970         61,226
   Allowance for borrowed funds used during construction...........         (709)        (1,224)        (1,073)
   Other...........................................................        6,134          7,999          7,197
---------------------------------------------------------------------------------------------------------------
      Total interest charges, net..................................       59,566         70,745         67,350
---------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS..................................      116,869        112,544        113,795
INCOME FROM OPERATIONS OF ENOGEX DISTRIBUTED
   TO OGE ENERGY CORP. (less applicable taxes of $8,050,
   $3,502 and $4,068 respectively).................................       16,463         12,712          9,990
---------------------------------------------------------------------------------------------------------------
NET INCOME.........................................................      133,332        125,256        123,785
PREFERRED DIVIDEND REQUIREMENTS....................................        2,302          2,316          2,317
---------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON......................................   $  131,030     $  122,940     $  121,468
===============================================================================================================
AVERAGE COMMON SHARES OUTSTANDING..................................       40,367         40,356         40,344
EARNINGS PER AVERAGE COMMON SHARE
   Income from continuing operations...............................   $     2.84     $     2.73     $     2.76
   Income from Enogex operations...................................         0.41           0.32           0.25
---------------------------------------------------------------------------------------------------------------
   Earnings per average common share...............................   $     3.25     $     3.05     $     3.01
===============================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                                             See Note 1
                                                                                     --------------------------

Year ended December 31 (DOLLARS IN THOUSANDS)                            1996           1995           1994
===============================================================================================================
BALANCE AT BEGINNING OF PERIOD.....................................   $  425,545     $  409,960     $  395,811

ADD:

   Income from continuing operations...............................      116,869        112,544        113,795

   Income from operations of Enogex................................       16,463         12,712          9,990
---------------------------------------------------------------------------------------------------------------

      Total........................................................      558,877        535,216        519,596

DEDUCT:

   Cash dividends declared on preferred stock......................        2,302          2,316          2,317

   Cash dividends declared on common stock.........................      107,377        107,355        107,319
---------------------------------------------------------------------------------------------------------------

      Total Cash Dividends.........................................      109,679        109,671        109,636

   Distribution of Enogex to OGE Energy Corp.......................      120,568            ---            ---
---------------------------------------------------------------------------------------------------------------

BALANCE AT END OF PERIOD...........................................   $  328,630     $  425,545     $  409,960
===============================================================================================================






























THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             See Note 1
                                                                                     --------------------------

 December 31 (DOLLARS IN THOUSANDS)                                       1996          1995           1994
===============================================================================================================
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

   In service......................................................   $3,574,241     $3,523,708     $3,423,430

   Construction work in progress...................................       26,807         24,446         42,624
---------------------------------------------------------------------------------------------------------------

      Total property, plant and equipment..........................    3,601,048      3,548,154      3,466,054

         Less accumulated depreciation.............................    1,560,546      1,483,899      1,400,584
---------------------------------------------------------------------------------------------------------------

      Net property, plant and equipment............................    2,040,502      2,064,255      2,065,470
---------------------------------------------------------------------------------------------------------------

OTHER PROPERTY AND INVESTMENTS, at cost............................       21,869         21,858         18,879
---------------------------------------------------------------------------------------------------------------

PROPERTY, EQUIPMENT AND OTHER LONG-TERM

   ASSETS OF ENOGEX................................................          ---        295,447        278,120
---------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:

   Cash and cash equivalents.......................................          200            397            434

   Notes Receivable................................................          ---            ---         38,818

   Accounts receivable - customers, less reserve of $3,520,

      $3,847 and $3,521 respectively...............................       96,067         88,509         84,145

   Accrued unbilled revenues.......................................       34,900         43,550         36,800

   Accounts receivable - other.....................................       44,699          8,283          7,904

   Fuel inventories, at LIFO cost..................................       60,463         59,277         43,579

   Materials and supplies, at average cost.........................       20,387         18,856         26,808

   Prepayments and other...........................................        3,094          3,479          3,135

   Accumulated deferred tax assets.................................        8,994         10,042         11,713

   Current assets of Enogex........................................          ---         36,816         32,607
---------------------------------------------------------------------------------------------------------------

      Total current assets.........................................      268,804        269,209        285,943
---------------------------------------------------------------------------------------------------------------


DEFERRED CHARGES:

   Advance payments for gas........................................        9,500          6,500         10,000

   Income taxes recoverable - future rates.........................       44,368         41,934         47,246

   Other...........................................................       36,198         55,668         76,971
---------------------------------------------------------------------------------------------------------------

      Total deferred charges.......................................       90,066        104,102        134,217
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS.......................................................   $2,421,241     $2,754,871     $2,782,629
===============================================================================================================


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                                                                             See Note 1
                                                                                     --------------------------

 December 31 (DOLLARS IN THOUSANDS)                                      1996           1995           1994
===============================================================================================================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statements):

   Common stock and retained earnings..............................   $  841,035     $  937,535     $  921,177

   Cumulative preferred stock......................................       49,379         49,939         49,973

   Long-term debt..................................................      709,281        723,862        723,667

   Long-term debt of Enogex........................................          ---        120,000          6,900
---------------------------------------------------------------------------------------------------------------

      Total capitalization.........................................    1,599,695      1,831,336      1,701,717
---------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:

   Short-term debt.................................................       41,400         67,600        152,750

   Accounts payable ...............................................       63,596         55,275         49,548

   Dividends payable...............................................       27,421         27,427         27,415

   Customers' deposits.............................................       23,257         21,920         20,903

   Accrued taxes...................................................       25,037         26,556         23,782

   Accrued interest................................................       16,386         15,967         23,740

   Long-term debt due within one year..............................       15,000            ---         25,350

   Other...........................................................       35,739         32,953         42,537

   Current liabilities of Enogex...................................          ---         24,458         50,102
---------------------------------------------------------------------------------------------------------------

      Total current liabilities....................................      247,836        272,156        416,127
---------------------------------------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES:

   Accrued pension and benefit obligation..........................       57,137         63,983         68,433

   Accumulated deferred income taxes...............................      429,766        427,178        437,768

   Accumulated deferred investment tax credits.....................       78,028         83,178         88,328

   Other...........................................................        8,779         12,120          2,151

   Deferred credits and other liabilities of Enogex................          ---         64,920         68,105
---------------------------------------------------------------------------------------------------------------

      Total deferred credits and other liabilities.................      573,710        651,379        664,785
---------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
---------------------------------------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES...............................   $2,421,241     $2,754,871     $2,782,629
===============================================================================================================



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                             See Note 1
                                                                                     --------------------------
December 31 (DOLLARS IN THOUSANDS)                                       1996           1995           1994
===============================================================================================================
COMMON STOCK AND RETAINED EARNINGS:
   Common stock, par value $2.50 per share;
      Authorized 100,000,000 shares;
         issued 46,470,616 shares..................................   $  116,177     $  116,177     $  116,177
   Premium on capital stock........................................      608,544        608,273        608,158
   Retained earnings...............................................      328,630        425,545        409,960
   Treasury stock - 6,091,871, 6,097,357 and 6,116,229
      shares, respectively.........................................     (212,316)      (212,460)      (213,118)
---------------------------------------------------------------------------------------------------------------
         Total common stock and retained earnings..................      841,035        937,535        921,177
---------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK:
   Par value $20, authorized 675,000 shares - 4%;
      421,963, 421,963 and 423,663 shares, respectively............        8,439          8,439          8,473
   Par value $25, authorized and unissued 4,000,000 shares.........          ---            ---            ---
   Par value $100, authorized 1,865,000 shares-
      SERIES   SHARES OUTSTANDING
      4.20%    49,950..............................................        4,995          5,000          5,000
      4.24%    75,000..............................................        7,500          7,500          7,500
      4.44%    63,500..............................................        6,350          6,500          6,500
      4.80%    70,950..............................................        7,095          7,500          7,500
      5.34%    150,000.............................................       15,000         15,000         15,000
---------------------------------------------------------------------------------------------------------------
         Total cumulative preferred stock..........................       49,379         49,939         49,973
---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
   First mortgage bonds-
   SERIES      DATE DUE
      4.500%   March 1, 1995.......................................          ---            ---         25,000
      5.125%   January 1, 1997.....................................       15,000         15,000         15,000
      6.375%   January 1, 1998.....................................       25,000         25,000         25,000
      7.125%   January 1, 1999.....................................       12,500         12,500         12,500
      8.625%   January 1, 2000.....................................          ---            ---         30,000
      6.250%   Senior Notes Series B, October 15, 2000.............      110,000        110,000            ---
      7.125%   January 1, 2002.....................................       40,000         40,000         40,000
      8.375%   January 1, 2004.....................................          ---            ---         75,000
      9.125%   January 1, 2005.....................................          ---            ---         60,000
      8.625%   January 1, 2006.....................................          ---            ---         55,000
      8.375%   January 1, 2007.....................................       75,000         75,000         75,000
      8.625%   November 1, 2007....................................       35,000         35,000         35,000
      8.250%   August 15, 2016.....................................      100,000        100,000        100,000
      8.875%   December 1, 2020....................................       75,000         75,000         75,000
      7.300%   Senior Notes Series A, October 15, 2025.............      110,000        110,000            ---
      5.875%   Pollution Control Series A, December 1, 2007........          ---            ---         47,000
      7.000%   Pollution Control Series C, March 1, 2017...........       56,000         56,000         56,000
   Other bonds-
      6.750%   Muskogee Industrial Trust Bonds,
               March 1, 2006.......................................          ---            ---         32,050
      Var. %   Garfield Industrial Authority, January 1, 2025......       47,000         47,000            ---
      Var. %   Muskogee Industrial Authority, January 1, 2025......       32,400         32,400            ---
   Unamortized premium and discount, net...........................       (8,619)        (9,038)        (8,533)
---------------------------------------------------------------------------------------------------------------
         Total long-term debt......................................      724,281        723,862        749,017
            Less long-term debt due within one year................       15,000            ---         25,350
---------------------------------------------------------------------------------------------------------------
         Total long-term debt (excluding long-term
            debt due within one year)..............................      709,281        723,862        723,667
         Enogex Inc................................................          ---        120,000          6,900
---------------------------------------------------------------------------------------------------------------
Total Capitalization...............................................   $1,599,695     $1,831,336     $1,701,717
===============================================================================================================


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            See Note 1
                                                                                     --------------------------
Year ended December 31 (DOLLARS IN THOUSANDS)                            1996           1995        1994
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income......................................................   $  133,332     $  125,256     $  123,785
   Adjustments to Reconcile Net Income to Net Cash Provided
    from Operating Activities:
      Depreciation.................................................      136,140        132,135        126,377
      Deferred income taxes and investment tax credits, net........       (3,000)        (9,078)        21,942
      Provision for rate refund....................................        1,804          3,112          4,200
      Change in Certain Current Assets and Liabilities:
         Accounts receivable - customers...........................      (16,533)        (6,462)        11,898
         Accrued unbilled revenues.................................        8,650         (6,750)         8,300
         Fuel, materials and supplies inventories..................       (4,200)        (6,457)       (22,955)
         Accumulated deferred tax assets...........................          692          1,318         12,011
         Other current assets......................................       (2,361)        38,051        (16,821)
         Accounts payable..........................................       13,401          5,887        (35,667)
         Accrued taxes.............................................       (1,176)         2,784            436
         Accrued interest..........................................          688         (4,729)        (2,839)
         Accumulated provision for rate refund.....................       (2,650)          (320)       (36,147)
         Other current liabilities.................................        7,131         (6,905)        (5,789)
      Other operating activities...................................       22,753         13,667         15,479
---------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities..............      294,671        281,509        204,210
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures.........................................     (161,129)      (141,439)      (151,012)
---------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities..................     (161,129)      (141,439)      (151,012)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Retirement of long-term debt, net............................          ---         87,750        (83,450)
      Short-term debt, net.........................................      (26,200)      (115,150)       135,750
      Redemption of preferred stock................................         (560)           (34)           ---
      Cash dividends declared on preferred stock...................       (2,302)        (2,316)        (2,317)
      Cash dividends declared on common stock......................     (107,377)      (107,355)      (107,319)
---------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities..................     (136,439)      (137,105)       (57,336)
---------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS.....................................................       (2,897)         2,965         (4,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD:
      From continuing operations...................................          397            434            458
      From Enogex operations.......................................        5,023          2,021          6,135
---------------------------------------------------------------------------------------------------------------
            Total cash and cash equivalents at beginning of period.        5,420          2,455          6,593
---------------------------------------------------------------------------------------------------------------
EFFECT OF REORGANIZATION - ENOGEX CASH.............................       (2,323)           ---            ---
CASH AND CASH EQUIVALENTS AT END OF PERIOD:
      From continuing operations...................................          200            397            434
      From Enogex operations.......................................          ---          5,023          2,021
===============================================================================================================
            Total cash and cash equivalents at end of period.......   $      200     $    5,420     $    2,455
===============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION CASH PAID DURING THE PERIOD FOR:
      Interest (net of amount capitalized).........................   $   64,482     $   76,860     $   74,372
      Income taxes ................................................   $   82,970     $   77,752     $   57,416
---------------------------------------------------------------------------------------------------------------
DISCLOSURE OF ACCOUNTING POLICY:
      For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  These investments are carried at cost which approximates market.
---------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION

     OGE Energy Corp. ("Energy Corp.") became the parent company of Oklahoma Gas and Electric Company (the "Company") and its former subsidiary, Enogex, Inc. ("Enogex") on December 31, 1996. On that date, all outstanding Company common stock was exchanged on a share-for-share basis for common stock of Energy Corp. and the Company distributed its ownership of Enogex to Energy Corp. Although Enogex continues to operate as a subsidiary of Energy Corp., for purposes of these consolidated financial statements, Enogex has been accounted for as discontinued operations. The net income of Enogex prior to December 31, 1996 is included in the consolidated statements of income as "Income from Operations of Enogex Distributed to OGE Energy Corp." Prior year consolidated financial statements have been restated to reflect Enogex being accounted for as discontinued operations.

ACCOUNTING RECORDS

     The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and adopted by the Oklahoma Corporation Commission ("OCC") and the Arkansas Public Service Commission ("APSC"). Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be charged to expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. Regulatory assets and liabilities are amortized consistent with ratemaking treatment established by regulators. Management continuously monitors the future recoverability of regulatory assets. When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is reduced or written-off, as appropriate. See Notes 7 and 9 of Notes to Consolidated Financial Statements for related discussion.

     In March 1995 the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard was adopted effective January 1, 1996 and did not have a material impact on the Company's financial position or its results of operations.

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

PROPERTY, PLANT AND EQUIPMENT

     All property, plant and equipment is recorded at cost. Electric utility plant is recorded at its original cost. Newly constructed plant is added to plant balances at costs which include contracted services, direct labor, materials, overhead and allowance for funds used during construction. Replacement of major units of property are capitalized as plant. The replaced plant is removed from plant balances and the cost of such property together with the cost of removal less salvage is charged to accumulated depreciation. Repair and replacement of minor items of property are included in the Statements of Income as maintenance expense.

DEPRECIATION

     The provision for depreciation, which was approximately 3.2 percent of the average depreciable utility plant, for each of the years 1996, 1995 and 1994, is provided on a straight-line method over the estimated service life of the property. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group procedure.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     Allowance for funds used during construction ("AFUDC") is calculated according to FERC pronouncements for the imputed cost of equity and borrowed funds. AFUDC, a non-cash item, is reflected as a credit on the Statements of Income and a charge to construction work in progress.

     AFUDC rates, compounded semi-annually, were 5.63, 6.30 and 4.58 percent for the years 1996, 1995 and 1994, respectively.

UNBILLED REVENUE

     The Company accrues estimated revenues for services provided but not yet billed. The cost of providing service is recognized as incurred.

AUTOMATIC FUEL ADJUSTMENT CLAUSES

     Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are charged to substantially all of the Company's electric customers through automatic fuel adjustment clauses, which are subject to periodic review by the OCC, the APSC and the FERC.

FUEL INVENTORIES

     Fuel inventories for the generation of electricity consist of coal, oil and natural gas. These inventories are accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of fuel inventories exceeded the stated LIFO cost by approximately $4.6 million, $2.4 million and $2.5 million for 1996, 1995 and 1994, respectively, based on the average cost of fuel purchased late in the respective years.

ENVIRONMENTAL COSTS

     Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. When a single estimate of the liability cannot be determined, the low end of the estimated range is recorded. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed. For sites where the Company has been designated as one of several potentially responsible parties, the amount accrued represents the Company's estimated share of the cost.

RECLASSIFICATIONS

     Certain amounts have been reclassified on the consolidated financial statements to conform with the 1996 presentation.

2.   INCOME TAXES

         The items comprising tax expense are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                             1996          1995            1994
---------------------------------------------------------------------------------------------------------------
Provision For Current Income Taxes:
   Federal.........................................................     $ 65,954       $ 61,996       $ 41,029
   State...........................................................        7,217         10,804          6,812
---------------------------------------------------------------------------------------------------------------
      Total Provision For Current Income Taxes.....................       73,171         72,800         47,841
---------------------------------------------------------------------------------------------------------------
Provisions (Benefit) For Deferred Income Taxes, net:
   Federal
      Depreciation.................................................        2,297          5,548          6,559
      Repair allowance.............................................        2,100          2,101          1,109
      Removal costs................................................          630            700          1,542
      Provision for rate refund....................................          928           (588)        12,406
      Company restructuring........................................       (8,250)        (8,373)           ---
      Other........................................................          219         (1,613)            92
   State...........................................................        4,232           (110)         3,604
---------------------------------------------------------------------------------------------------------------
      Total Provision  (Benefit) For Deferred Income Taxes, net....        2,156         (2,335)        25,312
---------------------------------------------------------------------------------------------------------------
Deferred Investment Tax Credits, net...............................       (5,150)        (5,150)        (5,150)
Income Taxes Relating to Other Income and Deductions...............         (515)         1,436            203
---------------------------------------------------------------------------------------------------------------
      Total Income Tax Expense.....................................     $ 69,662       $ 66,751       $ 68,206
---------------------------------------------------------------------------------------------------------------
Pretax Income......................................................     $186,531       $179,295       $182,000
===============================================================================================================

     The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

Year ended December 31                                      1996       1995       1994
---------------------------------------------------------------------------------------
Statutory federal tax rate..............................    35.0%      35.0%      35.0%
State income taxes, net of federal income tax benefit...     4.0        3.9        3.7
Tax credits, net........................................    (2.8)      (2.9)      (2.8)
Other, net..............................................     1.1        1.2        1.6
---------------------------------------------------------------------------------------
     Effective income tax rate as reported..............    37.3%      37.2%      37.5%
=======================================================================================

     The Company is a member of an affiliated group that files consolidated income tax returns. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss.

     Investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property.

     The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which uses an asset and liability approach to accounting for income taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities ("temporary differences") using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

     The deferred tax provisions, set forth above, are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by the Company.

     The components of Accumulated Deferred Income Taxes at December 31, 1996, 1995 and 1994 are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                 1996         1995         1994
===============================================================================================
Current Deferred Tax Assets:
   Accrued vacation .....................................   $  3,821     $  3,377     $  3,057
   Postemployment medical and life insurance benefits....        ---          ---        3,235
   Provision for rate refund.............................        ---        1,025          375
   Uncollectible accounts................................      1,383        1,489        1,477
   Capitalization of indirect costs......................      2,583        2,583        2,583
   Provision for Worker's Compensation claims............      1,207        1,568          ---
   Other.................................................        ---          ---          986
-----------------------------------------------------------------------------------------------
      Accumulated deferred tax assets....................   $  8,994     $ 10,042     $ 11,713
-----------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
   Accelerated depreciation and other property-related
      differences........................................   $410,094     $401,043     $396,607
   Allowance for funds used during construction..........     46,429       49,572       53,317
   Income taxes recoverable through future rates.........     49,466       54,023       58,470
-----------------------------------------------------------------------------------------------
      Total..............................................    505,989      504,638      508,394
-----------------------------------------------------------------------------------------------
Deferred Tax Assets:
   Deferred investment tax credits.......................    (25,372)     (27,120)     (28,868)
   Income taxes refundable through future rates..........    (32,296)     (37,795)     (40,186)
   Postemployment medical and life insurance benefits....     (2,301)      (2,347)         ---
   Company pension plan..................................    (14,965)     (10,306)      (6,052)
   Other.................................................     (1,289)         108        4,480
-----------------------------------------------------------------------------------------------
      Total..............................................    (76,223)     (77,460)     (70,626)
-----------------------------------------------------------------------------------------------
Accumulated Deferred Income Tax Liabilities..............   $429,766     $427,178     $437,768
===============================================================================================

3.   COMMON STOCK AND RETAINED EARNINGS

     There were no new shares of common stock issued during 1996, 1995 or 1994. The $271,000 and $115,000 increase in 1996 and 1995, respectively and $37,000 decrease in 1994 in premium on capital stock, as presented on the Consolidated Statements of Capitalization, represents the gains and losses associated with the issuance of common stock pursuant to the Restricted Stock Plan, and repurchased preferred stock.

RESTRICTED STOCK PLAN

     The Company has a Restricted Stock Plan whereby certain employees may periodically receive shares of the Company's common stock at the discretion of the Board of Directors. The Company distributed 16,024, 18,872 and 18,950 shares of common stock during 1996, 1995 and 1994, respectively. The Company also reacquired 10,538 and 11,040 shares in 1996 and 1994, respectively. The shares distributed/reacquired in the reported periods were recorded as treasury stock.

         Changes in common stock were:

(thousands)                                                   1996       1995       1994
------------------------------------------------------------------------------------------
Shares outstanding January 1.............................    40,373     40,354     40,346
Issued/reacquired under the Restricted Stock Plan, net...         6         19          8
------------------------------------------------------------------------------------------
Shares outstanding December 31...........................    40,379     40,373     40,354
==========================================================================================

     There were 5,250,000 shares of unissued Energy Corp. common stock reserved for the various employee and Company stock plans at December 31, 1996. With the exception of the Restricted Stock Plan, the common stock requirements, pursuant to those plans, are currently being satisfied with stock purchased on the open market.

     The Company's Restated Certificate of Incorporation and its Trust Indenture, as supplemented, relating to the First Mortgage Bonds, contained provisions which, under specific conditions, limit the amount of dividends (other than in shares of common stock) and/or other distributions which may be made to common shareowners.

     In December 1991, holders of the Company's First Mortgage Bonds approved a series of amendments to the Company's Trust Indenture. The amendments eliminated the cumulative amount of the previous restrictions on retained earnings related to the payment of dividends and provided management with the flexibility to repurchase its common stock, when appropriate, in order to maintain desired capitalization ratios and to achieve other business needs. The Company incurred $14 million relating to obtaining such amendments and began amortizing these costs over the remaining life of the respective bond issues. In November 1995, the Company redeemed $220 million principal amount of outstanding First Mortgage Bonds and expensed approximately $3 million of the costs incurred in obtaining the amendments. At the end of 1996, there was approximately $5.7 million in unamortized costs associated with obtaining these amendments.

SHAREOWNERS RIGHTS PLAN

        In December 1990, the Company adopted a Shareowners Rights Plan designed to protect shareowners' interests in the event that the Company was ever confronted with an unfair or inadequate acquisition proposal. In connection with the corporate restructuring, Energy Corp. adopted a substantially identical Shareowners Rights Plan in August 1995. Pursuant to the plan, Energy Corp. declared a dividend distribution of one "right" for each share of Energy Corp. common stock. Each right entitles the holder to purchase from Energy Corp. one one-hundredth of a share of new preferred stock of Energy Corp. under certain circumstances. The rights may be exercised if a person or group announces its intention to acquire, or does acquire, 20 percent or more of Energy Corp.'s common stock. Under certain circumstances, the holders of the rights will be entitled to purchase either shares of common stock of Energy Corp. or common stock of the acquirer at a reduced percentage of market value. The rights are scheduled to expire on December 11, 2000.

4.   CUMULATIVE PREFERRED STOCK

     Preferred stock is redeemable at the option of the Company at the following amounts per share plus accrued dividends: the 4% Cumulative Preferred Stock at the par value of $20 per share; the Cumulative Preferred Stock, par value $100 per share, as follows: 4.20% series-$102; 4.24% series-$102.875; 4.44%
series-$102; 4.80% series-$102; and 5.34% series-$101.

     The Company's Restated Certificate of Incorporation permits the issuance of new series of preferred stock with dividends payable other than quarterly.

5.   LONG-TERM DEBT

     The Company's Trust Indenture, as supplemented, relating to the First Mortgage Bonds, requires the Company to pay to the trustee annually, an amount sufficient to redeem, for sinking fund purposes, 1 1/4 percent of the highest amount outstanding at any time. This requirement has been satisfied by pledging permanent additions to property to the extent of 166 2/3 percent of principal amounts of bonds otherwise required to be redeemed. Through December 31, 1996, gross property additions pledged totaled approximately $382 million.

     Annual sinking fund requirements for each of the five years subsequent to December 31, 1996, are as follows:

         Year                                                Amount
         -------------------------------------------------------------
         1997............................................$  13,302,083
         1998............................................$  12,781,249
         1999............................................$  12,520,833
         2000............................................$  10,229,166
         2001............................................$  10,229,166
         -------------------------------------------------------------

     As in prior years, the Company expects to meet these requirements by pledging permanent additions to property.

     In April 1996, the Company filed a registration statement for the sale of up to $300 million of senior notes. In February 1997, the Company reduced the amount of the registration statement for senior notes to $250 million and filed a new registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, the Company may issue all or part of these securities to refinance, at lower rates, one or more series of outstanding first mortgage bonds or preferred stock.

     Maturities of long-term debt during the next five years consist of $15 million in 1997, $25 million in 1998, $12.5 million in 1999 and $110 million in 2000.

     Unamortized debt expense and unamortized premium and discount on long-term debt are being amortized over the life of the respective debt.

     Substantially all electric plant was subject to lien of the Trust Indenture at December 31, 1996.

6.   SHORT-TERM DEBT

     The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. The maximum and average amounts of short-term borrowings during 1996 were $142.1 million and $72.4 million, respectively, at a weighted average interest rate of 5.63%. The weighted average interest rates for 1995 and 1994 were 6.39% and 4.76%, respectively. The Company has an agreement for a flexible line of credit, up to $160 million, through December 6, 2000. The line of credit is maintained on a variable fee basis on the unused balance. Short-term debt in the amount of $41.4 million was outstanding at December 31, 1996.

7.   POSTEMPLOYMENT BENEFIT PLANS

     During 1994, the Company restructured its operations, reducing its workforce by approximately 24 percent. This was accomplished through a Voluntary Early Retirement Package ("VERP") and an enhanced severance package. The VERP included enhanced pension benefits as well as postemployment medical and life insurance benefits.

     As a result of the postemployment benefits provided in connection with this workforce reduction, the Company incurred severance costs and certain one-time costs computed in accordance with SFAS No. 88, "Employers' Accounting for
Settlements   and   Curtailments  of  Defined  Benefit  Pension  Plans  and  for
Termination   Benefits"   and  SFAS  No.   106,   "Employers'   Accounting   for
Postretirement Benefits Other Than Pensions." In response to an application filed by the Company, the OCC directed the Company to defer the one-time costs which has not been offset by labor savings through December 31, 1994. The remaining balance of the one-time costs is being amortized over 26 months, commencing January 1, 1995. The components of the severance and VERP costs and the amount deferred are as follows:

                                                               SFAS        SFAS
(DOLLARS IN THOUSANDS)                                        No. 88      No. 106      Severance      Total
==============================================================================================================
Curtailment Loss...........................................  $  1,042    $  5,457       $    ---     $  6,499
Recognition of Transition Obligation.......................       ---      17,268            ---       17,268
Special Retirement Benefits................................    28,198       6,566            ---       34,764
Enhanced Severance.........................................       ---         ---          4,891        4,891
--------------------------------------------------------------------------------------------------------------
Total VERP and Severance Costs.............................  $ 29,240     $29,291       $  4,891       63,422
--------------------------------------------------------------------------------------------------------------
Deferred as a Regulatory Asset at December 31, 1994........                                           (48,903)
--------------------------------------------------------------------------------------------------------------
Postemployment Costs Recognized as Restructuring in 1994...                                            14,519
Consulting Fees............................................                                             2,750
Other......................................................                                             3,766
1994 Restructuring Expenses................................                                          $ 21,035
==============================================================================================================

     The restructuring charges reflected above, include only costs that were actually incurred in 1994. In 1995 and 1996, amortization of the deferred regulatory asset was $22.6 million each year.

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

     Net periodic pension cost is computed in accordance with provisions of SFAS
No.  87,   "Employers'   Accounting  for  Pensions,"  and  is  recorded  in  the
accompanying Statements of Income in Other operation.

     In determining the projected benefit obligation, the weighted average discount rates used were 7.75, 7.25 and 8.25 percent for 1996, 1995 and 1994, respectively. The assumed rate of increase in future salary levels was 4.5 percent in 1996, 1995 and 1994. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 9 percent for the reported periods.

     The plan's assets consist primarily of U. S. Government securities, listed common stocks and corporate debt.

         Net periodic pension costs for 1996, 1995 and 1994 included the following:

(DOLLARS IN THOUSANDS)                                 1996        1995         1994
======================================================================================
Service costs.....................................  $  5,472    $  4,174     $  7,012
Interest cost on projected benefit obligation.....    20,414      19,971       17,465
Return on plan assets ............................   (18,314)    (14,742)     (17,217)
Net amortization and deferral.....................    (1,263)     (1,263)      (1,263)
Amortization of unrecognized prior service cost...     2,937       2,634        1,489
--------------------------------------------------------------------------------------
Net periodic pension costs........................  $  9,246    $ 10,774     $  7,486
======================================================================================

     The following table sets forth the plan's funded status at December 31, 1996, 1995 and 1994:

 (DOLLARS IN THOUSANDS)                                        1996           1995           1994
----------------------------------------------------------------------------------------------------
Projected benefit obligation:
   Vested benefits.......................................   $(219,222)     $(228,231)     $(205,311)
   Nonvested benefits....................................     (16,869)       (17,476)       (13,997)
----------------------------------------------------------------------------------------------------
   Accumulated benefit obligation........................    (236,091)      (245,707)      (219,308)
   Effect of future compensation levels..................     (41,305)       (42,790)       (26,753)
----------------------------------------------------------------------------------------------------
Projected benefit obligation.............................    (277,396)      (288,497)      (246,061)
Plan's assets at fair value..............................     217,208        210,483        173,766
----------------------------------------------------------------------------------------------------
Plan's assets less than projected benefit obligation.....     (60,188)       (78,014)       (72,295)
Unrecognized prior service cost..........................      42,954         40,616         43,250
Unrecognized net asset from application of SFAS No. 87...      (6,316)        (7,580)        (8,842)
Unrecognized net (gain) loss.............................     (15,101)         8,638         (2,494)
----------------------------------------------------------------------------------------------------
Accrued pension liability................................   $ (38,651)     $ (36,340)     $ (40,381)
====================================================================================================

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

     During 1993, the Company expensed pay-as-you-go postretirement benefits and recorded a deferral for the difference between pay-as-you-go and SFAS No. 106 requirements. The February 25, 1994, OCC rate order directed the Company to recover postretirement benefit costs following the pay-as-you-go method and to defer the incremental cost associated with accrual recognition of SFAS No. 106 related costs following a "phase-in" plan. Accordingly, the Company recorded a regulatory asset for the difference between the amounts using the pay-as-you-go method (adjusted for the phase-in plan) and those required by SFAS No. 106.

     A decision was made in the second quarter of 1994 to discontinue deferral of the differential and to charge to expense $8.4 million of postretirement benefits that had been recorded as a regulatory asset. Although the Company continues to believe that it could have recovered these costs in future rate proceedings before the OCC, the Company decided to recognize these expenses currently, due to its strategy to reduce its cost-structure, which minimizes future revenue requirements. The Company expects to continue charging to expense the SFAS No. 106 costs and to include an annual amount as a component of cost-of-service in future ratemaking proceedings.

     Net postretirement benefit expense for 1996, 1995 and 1994 included the following components:

(DOLLARS IN THOUSANDS)                           1996        1995        1994
===============================================================================
Service cost................................  $  2,052    $  1,721    $  2,463
Interest cost...............................     6,577       6,989       5,732
Return on plan assets.......................    (3,263)       (576)        ---
Net amortization............................     3,723       3,197       3,174
Net amount capitalized or deferred..........    (2,157)     (2,399)     (4,557)
Discontinued deferral of regulatory asset...       ---         ---       8,359
-------------------------------------------------------------------------------
   Net postretirement benefit expense.......  $  6,932    $  8,932    $ 15,171
===============================================================================

     The discount rates used in determining the accumulated postretirement benefit obligation were 7.75, 7.25 and 8.25 percent for December 31, 1996, 1995 and 1994, respectively. The rate of increase in future compensation levels used in measuring the life insurance accumulated postretirement benefit obligation was 4.5 percent for December 31, 1996, 1995 and 1994. A 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996; the rate is assumed to decrease gradually to 4.5 percent by the year 2006 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $8.7 million, and the aggregate of the service and interest cost components of net postretirement health care cost for 1996 by approximately $1 million.

     The following table sets forth the funded status of the postretirement benefits and amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1996, 1995 and 1994:

 (DOLLARS IN THOUSANDS)                               1996          1995          1994
-----------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees......................................   $(77,118)     $(86,317)     $(80,778)
   Actives eligible to retire....................     (3,116)       (2,239)       (1,452)
   Actives not yet eligible to retire............    (10,449)      (10,369)       (6,817)
-----------------------------------------------------------------------------------------
      Total......................................    (90,683)      (98,925)      (89,047)
-----------------------------------------------------------------------------------------
Plan assets at fair value........................     39,066        23,864        17,279
-----------------------------------------------------------------------------------------
Funded status ...................................    (51,617)      (75,061)      (71,768)
Unrecognized transition obligation...............     41,951        44,573        47,195
Unrecognized net actuarial loss (gain)...........     (7,293)        4,272        (2,792)
-----------------------------------------------------------------------------------------
Accrued postretirement benefit obligation........   $(16,959)     $(26,216)     $(27,365)
=========================================================================================

8.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into purchase commitments in connection with its construction program and the purchase of necessary fuel supplies of coal and natural gas for its generating units. The Company's construction expenditures for 1997 are estimated at $95 million.

     The Company acquires natural gas for boiler fuel under 265 individual contracts, some of which contain provisions allowing the owners to require prepayments for gas if certain minimum quantities are not taken. At December 31, 1996, 1995 and 1994, outstanding prepayments for gas, including the amounts classified as current assets, under these contracts were approximately $9,936,000, $7,402,000, and $10,879,000, respectively. The Company may be required to make additional prepayments in subsequent years. The Company expects to recover these prepayments as fuel costs if unable to take the gas prior to the expiration of the contracts.

     At December 31, 1996, the Company held non-cancelable operating leases covering 1,495 coal hopper railcars. Rental payments are charged to fuel expense and recovered through the company's tariffs and automatic fuel adjustment clauses. The leases have purchase and renewal options. Future minimum lease payments due under the railcar leases, assuming the leases are renewed under the renewal option are as follows:

       (dollars in thousands)
     1997...............   $ 5,280         2000...............   $ 5,010
     1998...............     5,199         2001...............     4,915
     1999...............     5,105         2002 and beyond....    58,781
                                                                 -------
     Total Minimum Lease Payments.............................   $84,290
                                                                 =======

     Rental payments under operating leases were approximately $5.4 million in 1996, $6.5 million in 1995, and $5.6 million in 1994.

     The Company is required to maintain the railcars it has under lease to transport coal from Wyoming and has entered into an agreement with Railcar Maintenance Company, a non-affiliated company, to furnish this maintenance.

     The Company had entered into an agreement with an unrelated third-party to develop a natural gas storage facility. Operation of the gas storage facility proved beneficial by allowing the Company to lower fuel costs by base loading coal generation, a less costly fuel supply. During 1996, the Company completed negotiations and contracted with the third-party developer for gas storage service. Pursuant to the contract, the third-party developer reimbursed the Company for all outstanding cash advances and interest amounting to approximately $46.8 million. The Company also entered into a bridge financing agreement as guarantor for the third-party. Permanent financing by the third-party, which should occur around mid-1997, will replace the bridge finance agreement with the Company as guarantor.

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

     During 1996, 1995, and 1994, the Company made total payments to cogenerators of approximately $210.0 million, $210.4 million, and $210.3 million, of which $175.2 million, $174.1 million, and $173.2 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Purchased power. The future minimum capacity payments under the contracts for the next five years are approximately: 1997 - $176 million, 1998 - $187 million, 1999 - $189 million, 2000 - $190 million and 2001 - $192 million.

     Approximately $400,000 of the Company's construction expenditures budgeted for 1997 are to comply with environmental laws and regulations.

     The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $40 million during 1997, compared to approximately $43 million in 1996. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

     The Company has contracted for low-sulfur coal to comply with the sulfur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). The
Company also has completed installation and certification of all required continuous emissions monitors at each of its generating units. Phase II sulfur dioxide emission requirements will affect the Company beginning in the year 2000. The Company believes it can meet these sulfur dioxide limits without additional capital expenditures. With respect to nitrogen oxide limits, the Company is meeting the current emission standards and has exercised its option to extend the effective date of the further reductions from 2000 to 2008.

     The Company is a party to three separate actions brought by the EPA concerning cleanup of disposal sites for hazardous waste. The Company was not the owner or operator of those sites. Rather the Company along with many others, shipped materials to the owners or operators of the sites who failed to dispose of the materials in an appropriate manner. Remediation at two of these sites has been completed. The Company's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by EPA, which limited the Company's financial obligation to less than $50,000. One of the other potentially responsible parties is currently contesting the Company's participation as a de minimis party. Regardless of the outcome of this issue, the Company believes its ultimate liability for this site is minimal.

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

9.   RATE MATTERS AND REGULATION

     On February 11, 1997, the OCC issued an order that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). The OCC order also directed the Company to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex at $41.3 million until competitively-bid gas transportation begins.

     As discussed in Note 7 of Notes to Consolidated Financial Statements, during the third quarter of 1994, the Company incurred $63.4 million of costs related to the VERP and enhanced severance package. Pending an OCC order, the Company deferred these costs; however, between August 1 and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by the Company on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted the Company to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced the Company's electric rates during such period by approximately $15 million annually, effective January 1995. The labor savings from the VERP and severance package substantially offset the amortization of the regulatory asset and annual rate reduction of $15 million.

     On February 25, 1994, the OCC issued an order that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by approximately $14 million annually (based on a test year ended June 30, 1991) and required the Company to refund approximately $41.3 million. The $14 million annual reduction in rates lowered the Company's rates to its Oklahoma customers by approximately $17 million annually. With respect to the $41.3 million refund, the entire amount relates to the disallowance of a portion of the fees paid by the Company to Enogex for transportation services of which $39.1 million was associated with revenues prior to January 1, 1994, while the remaining $2.2 million related to 1994.

     On June 18, 1996, the APSC staff and the Company filed a Joint Stipulation recommending settlement of certain issues resulting from the APSC review of the amounts that the Company pays Enogex and recovers through its fuel clause for transporting natural gas to the Company's gas-fired generating stations. On July 11, 1996, the APSC issued an order that, among other things, required the Company to refund approximately $4.5 million in 1996 to its Arkansas retail electric customers. The $4.5 million refund related to the disallowance of a portion of the fees paid by the Company to Enogex for such transportation services and was recorded as a provision for a potential refund prior to August 1996.

     The components of Deferred Charges - Other, on the Consolidated Balance Sheets included the following, as of December 31:

 (DOLLARS IN THOUSANDS)                              1996        1995        1994
-----------------------------------------------------------------------------------
Regulatory asset (restructuring)................   $ 3,759     $26,331     $48,903
Unamortized debt expense........................    10,291      10,919      12,871
Unamortized loss on reacquired debt.............    10,253      11,197       5,487
Insurance claims - Property Damage..............     6,231         ---         ---
Miscellaneous...................................     5,664       7,221       9,710
-----------------------------------------------------------------------------------
   Total........................................   $36,198     $55,668     $76,971
===================================================================================

Regulatory Assets and Liabilities consisted of the following as of December 31:

(DOLLARS IN THOUSANDS)                              1996         1995         1994
-------------------------------------------------------------------------------------
Regulatory Assets:
   Income Taxes Recoverable from Customers.....   $127,819     $139,594     $151,086
   Workforce Reduction (Restructuring).........      3,759       26,331       48,903
   Miscellaneous...............................        435          455        2,214
-------------------------------------------------------------------------------------
      Total Regulatory Assets..................    132,013      166,380      202,203
Regulatory Liabilities:
   Income Taxes Refundable to Customers........    (83,451)     (97,660)    (103,840)
   Gain on Disposition of Allowances...........       (329)        (282)        (187)
-------------------------------------------------------------------------------------
Net Regulatory Assets..........................   $ 48,233     $ 68,438     $ 98,176
=====================================================================================

     While the Company does not expect to cease meeting the criteria for application of SFAS No. 71 in the foreseeable future, if the Company were required to discontinue the application of SFAS No. 71 for some or all of its operations, it would result in writing off the related regulatory assets; the financial effects of which could be significant.

10.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                              1996                    1995                    1994
                                      --------------------    --------------------    --------------------
                                      Carrying       Fair     Carrying       Fair     Carrying       Fair
(DOLLARS IN THOUSANDS)                Amount         Value    Amount         Value    Amount         Value
===========================================================================================================
ASSETS:
   CASH AND CASH EQUIVALENTS.......   $    200    $    200    $    397    $    397    $    434    $    434
===========================================================================================================
LIABILITIES:
   CUSTOMER DEPOSITS                  $ 23,257    $ 23,257    $ 21,920    $ 21,920    $ 20,903    $ 20,903
===========================================================================================================
CAPITALIZATION:
   First Mortgage Bonds............   $644,881    $656,362    $644,462    $671,356    $716,967    $710,523
   Industrial Authority Bonds......     79,400      79,400      79,400      79,400      32,050      32,044
   Preferred Stock:
   4% - 5.34% Series -- 831,363,
      836,963 and 838,663 Shares...     49,379      35,829      49,939      35,541      49,973      27,442
-----------------------------------------------------------------------------------------------------------
   TOTAL CAPITALIZATION............   $773,660    $771,591    $773,801    $786,297    $798,990    $770,009
===========================================================================================================

Report of Independent Public Accountants

TO THE SHAREOWNER OF
OKLAHOMA GAS AND ELECTRIC COMPANY:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (an Oklahoma corporation) and its subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company and its subsidiaries as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                 /s/ Arthur Andersen LLP
                                 Arthur Andersen LLP


Oklahoma City, Oklahoma,
January 23, 1997

Report of Management
--------------------

To Our Shareowner:

     The management of Oklahoma Gas and Electric Company has prepared, and is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts that are based on the best estimates and judgments of management.

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

     The Company maintains high standards in selecting, training and developing its members. This, combined with the Company policies and procedures, provides reasonable assurance that operations are conducted in conformity with applicable laws and with its commitment to the highest standards of business conduct.

Supplementary Data
------------------

Interim Consolidated Financial Information  (Unaudited)

     In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods:

Quarter ended (DOLLARS IN THOUSANDS EXCEPT PER         Dec 31       Sep 30       Jun 30       Mar 31
SHARE DATA)
----------------------------------------------------------------------------------------- -----------
Operating revenues.........................   1996   $251,669     $411,765     $303,077     $233,826
                                              1995    241,041      436,846      275,524      214,876
                                              1994    241,739      411,662      304,632      238,865
----------------------------------------------------------------------------------------- -----------

Operating income...........................   1996   $ 18,002     $101,098     $ 47,356     $ 10,893
                                              1995     19,785      110,603       37,717       12,912
                                              1994     18,038      101,081       44,328       17,377
-----------------------------------------------------------------------------------------------------

Income from operations of Enogex
   distributed to OGE Energy Corp..........   1996   $  3,900     $  3,740     $  4,322     $  4,501
                                              1995      3,575        2,844        3,039        3,254
                                              1994      3,529        1,869        3,657          935
-----------------------------------------------------------------------------------------------------

Net income (loss)..........................   1996   $  7,301     $ 90,165     $ 35,328     $    538
                                              1995      4,890       96,969       24,258         (861)
                                              1994      4,952       86,251       31,082        1,500
-----------------------------------------------------------------------------------------------------

Earnings (loss) available for common.......   1996   $  6,729     $ 89,593     $ 34,749     $    (41)
                                              1995      4,311       96,390       23,679       (1,440)
                                              1994      4,372       85,672       30,503          921
-----------------------------------------------------------------------------------------------------

Earnings (loss) per average common share...   1996   $   0.17     $   2.22     $   0.86     $   0.00
                                              1995       0.11         2.39         0.59        (0.04)
                                              1994       0.11         2.12         0.76         0.02
-----------------------------------------------------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------

         AND FINANCIAL DISCLOSURE.
         ------------------------

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT.
         ---------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

     Items 10, 11, 12 and 13 are omitted pursuant to General Instruction G of Form 10-K, since the Company filed copies of a definitive information statement with the Securities and Exchange Commission on or about April 11, 1997. Such information statement is incorporated herein by reference. In accordance with Instruction G of Form 10-K, the information required by Item 10 relating to Executive Officers has been included in Part I, Item 4, of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
----------------------------------------------------
         REPORTS ON FORM 8-K.
         -------------------

(A) 1. FINANCIAL STATEMENTS
---------------------------

     The following consolidated financial statements and supplementary data are included in Part II, Item 8 of this Report:

o    Consolidated Balance Sheets at December 31, 1996, 1995 and 1994

o Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

o Consolidated Statements of Retained Earnings for the years ended December 31, 1996, 1995 and 1994

o    Consolidated Statements of Capitalization at December 31, 1996, 1995
        and 1994

o    Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994

o    Notes to Consolidated Financial Statements

o    Report of Independent Public Accountants

o    Report of Management

                  SUPPLEMENTARY DATA
                  ------------------

o    Interim Consolidated Financial Information

2. FINANCIAL STATEMENT SCHEDULE (INCLUDED IN PART IV)               PAGE
-----------------------------------------------------               ----
   Schedule II - Valuation and Qualifying Accounts                   66

   Report of Independent Public Accountants                          67

   Financial Data Schedule                                           78

     All other schedules have been omitted since the required information is not applicable or is not material, or because the information required is included in the respective financial statements or notes thereto.

3.  EXHIBITS
------------

EXHIBIT NO.               DESCRIPTION
----------                -----------
3.01    Copy of Restated Certificate of Incorporation.
                  (Filed as Exhibit 4.01 to the Company's
                  Registration Statement No. 33-59805,
                  and incorporated by reference herein)

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

4.32    Copy of Supplemental Trust Indenture No. 1 dated
                  October 16, 1995, being a supplemental instrument to Exhibit 4.31 hereto. (Filed as Exhibit 4.01 to the Company's Form 8-K Report dated October 23, 1995,
                  File No. 1-1097, and incorporated by reference herein)

10.01   Coal Supply Agreement dated March 1, 1973, between
                  the Company and Atlantic Richfield Company.  (Filed as
                  Exhibit 5.19 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.02   Amendment dated April 1, 1976, to Coal Supply
                  Agreement dated March 1, 1973, between the Company and Atlantic Richfield Company, together with related correspondence. (Filed as Exhibit 5.21 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.03   Second Amendment dated March 1, 1978, to Coal Supply
                  Agreement dated March 1, 1973, between the Company and
                  Atlantic Richfield Company. (Filed as Exhibit 5.28 to
                  Registration Statement No. 2-62208 and incorporated by reference herein)

10.04   Amendment dated June 27, 1990, between the Company and Thunder
                  Basin Coal Company,  to Coal Supply  Agreement  dated
                  March 1, 1973,  between  the Company and  Atlantic
                  Richfield  Company.  (Filed as Exhibit 10.04 to the
                  Company's  Form 10-K Report for the  year  ended
                  December 31, 1994, File No. 1-1097, and incorporated by reference herein) [Confidential Treatment has been requested for certain portions of this exhibit.]

10.05   Participation Agreement dated as of January 1, 1980,
                  among The First National Bank and Trust Company of
                  Oklahoma City, Thrall Car Manufacturing Company, the Company and other parties, including Lease of Railroad Equipment dated January 1, 1980, between
                  Mercantile-Safe Deposit and Trust Company and the Company. (Filed as Exhibit 10.32 to the Company's
                  Form 10-K Report for the year ended December 31,
                  1980, File No. 1-1097, and incorporated by reference herein)

10.06   Participation Agreement dated January 1, 1981,
                  among The First National Bank and Trust Company of Oklahoma City, Thrall Car Manufacturing Company,
                  OG&E and other parties, including Lease for Railroad Equipment dated January 1, 1981, between
                  Wells Fargo Equipment Leasing Corporation and the Company.
                  (Filed as Exhibit 20.01 to the Company's Form 10-Q for June 30, 1981, File No. 1-1097, and incorporated by reference herein)

10.07   Form of Change of Control Agreement for Officers of the Company
                  and Energy Corp. (Filed as Exhibit 10.07 to Energy Corp.'s
                  Form 10-K Report for the year ended December 31, 1996,
                  File No. 1-12579 and incorporated by reference herein)

10.08   Amended and Restated Stock Equivalent and
                  Deferred Compensation Plan for Directors, as amended. (Filed as Exhibit 10.08 to Energy Corp.'s
                  Form 10-K Report for the year ended December 31, 1996,
                  File No. 1-12579, and incorporated by reference herein)

10.09   Restricted Stock Plan of Energy Corp.  (Filed as Exhibit 10.09
                  to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579, and incorporated by reference herein)


10.10   Agreement and Plan of Reorganization, dated May 14, 1986,
                  between the Company and Mustang Fuel Corporation.
                  (Attached as Appendix A to Registration Statement
                  No. 33-7472 and incorporated by reference herein)

10.11   Gas Service Agreement dated January 1, 1988, between
                  the Company and Oklahoma Natural Gas Company.  (Filed as
                  Exhibit 10.26 to the Company's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

10.12   Company's Restoration of Retirement Income Plan, as amended.
                  (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996,  File
                  No. 1-12579 and incorporated by reference herein)

10.13   Energy Corp.'s Restoration of Retirement Savings Plan.
                  (Filed as Exhibit 10.13 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996, File
                  No. 1-12579 and incorporated by reference herein)

10.14   Gas Service Agreement dated July 23, 1987, between
                  the Company and Arkla Services Company. (Filed as Exhibit
                  10.29 to the Company's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

10.15   Company's Supplemental Executive Retirement Plan.
                  (Filed as Exhibit 10.15 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996,  File
                  No. 1-12579 and incorporated by reference herein)

10.16   Energy Corp.'s Annual Incentive Compensation Plan.
                  (Filed as Exhibit 10.16 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996,  File
                  No. 1-12579 and incorporated by reference herein)


23.01   Consent of Arthur Andersen LLP.

24.01   Power of Attorney.

27.01   Financial Data Schedule.

27.02   Financial Data Schedule.

27.03   Financial Data Schedule.

99.01   Cautionary Statement for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation
                  Reform Act of 1995

                  Executive Compensation Plans and Arrangements
                  ---------------------------------------------

10.07   Form of Change of Control Agreement for Officers of the Company and
                  Energy Corp. (Filed as Exhibit 10.07 to Energy Corp.'s
                  Form 10-K Report for the year ended December 31, 1996,
                  File No. 1-12579, and incorporated by reference herein)

10.08   Amended and Restated Stock Equivalent and
                  Deferred Compensation Plan for Directors, as amended.
                  (Filed as Exhibit 10.08 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996, File No. 1-12579, and incorporated by reference herein)

10.09   Restricted Stock Plan of the Company.  (Filed as Exhibit 10.09 to
                  Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579, and incorporated by reference herein)

10.12   Company's Restoration of Retirement Income Plan, as amended.
                  (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)

10.13   Energy Corp.'s Restoration of Retirement Savings Plan.
                  (Filed as Exhibit 10.13 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)

10.15   Company's Supplemental Executive Retirement Plan.
                  (Filed as Exhibit 10.15 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1993, File No. 1-12579 and incorporated by reference herein)

10.16   Energy Corp.'s Annual Incentive Compensation Plan.
                  (Filed as Exhibit 10.16 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)



(B)  REPORTS ON FORM 8-K
------------------------

         Item 5. Other Events, dated May 17, 1996.
         Item 5. Other Events, dated June 3, 1996.
         Item 5. Other Events, dated October 16, 1996.
         Item 5. Other Events, dated November 14, 1996.
         Item 5. Other Events, dated December 20, 1996.

                        OKLAHOMA GAS AND ELECTRIC COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

   COLUMN A                             COLUMN B               COLUMN C              COLUMN D      COLUMN E
                                        BALANCE       CHARGED TO     CHARGED TO                    BALANCE
                                        BEGINNING     COSTS AND        OTHER                        END OF
  DESCRIPTION                           OF YEAR        EXPENSES       ACCOUNTS      DEDUCTIONS       YEAR
 -----------                            ---------     ----------     ----------     ----------       ----
     1996                                                            (THOUSANDS)


Reserve for Uncollectible Accounts        $3,847        $6,571            -           $6,898        $3,520



     1995



Reserve for Uncollectible Accounts        $3,521        $7,428            -           $7,102        $3,847



     1994



Reserve for Uncollectible Accounts        $3,895        $6,744            -           $7,118        $3,521

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Oklahoma Gas and Electric Company:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Oklahoma Gas and Electric Company included in this Form 10-K, and have issued our report thereon dated January 23, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 58, Item 14 (a) 2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        / s / Arthur Andersen LLP
                                              Arthur Andersen LLP


Oklahoma City, Oklahoma,
January 23, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 21st day of March, 1997.

                        OKLAHOMA GAS AND ELECTRIC COMPANY
                                  (REGISTRANT)

                               /s/ Steven E. Moore
                               By Steven E. Moore
                        Chairman of the Board, President
                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                    Title                            Date
       ---------                    -----                            ----
/ s / Steven E. Moore
Steven E. Moore             Principal Executive                 March 21, 1997
                               Officer and Director;


/ s / A. M. Strecker
A. M. Strecker              Principal Financial Officer; and    March 21, 1997



/ s / Donald R. Rowlett
Donald R. Rowlett           Principal Accounting Officer.       March 21, 1997



       Herbert H. Champlin            Director;

       Luke R. Corbett                Director;

       William E. Durrett             Director;

       Martha W. Griffin              Director;

       Hugh L. Hembree, III           Director;

       Robert Kelley                  Director;

       Bill Swisher                   Director; and

       Ronald H. White, M.D.          Director.


/ s /  Steven E. Moore
By Steven E. Moore (attorney-in-fact)                           March 21, 1997

                                  EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
----------                -----------
3.01    Copy of Restated Certificate of Incorporation.
                  (Filed as Exhibit 4.01 to the Company's
                  Registration Statement No. 33-59805,
                  and incorporated by reference herein)

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

4.32    Copy of Supplemental Trust Indenture No. 1 dated
                  October 16, 1995, being a supplemental instrument to Exhibit 4.31 hereto. (Filed as Exhibit 4.01 to the Company's Form 8-K Report dated October 23, 1995,
                  File No. 1-1097, and incorporated by reference herein)

10.01   Coal Supply Agreement dated March 1, 1973, between
                  the Company and Atlantic Richfield Company.  (Filed as
                  Exhibit 5.19 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.02   Amendment dated April 1, 1976, to Coal Supply
                  Agreement dated March 1, 1973, between the Company and Atlantic Richfield Company, together with related correspondence. (Filed as Exhibit 5.21 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.03   Second Amendment dated March 1, 1978, to Coal Supply
                  Agreement dated March 1, 1973, between the Company and
                  Atlantic Richfield Company. (Filed as Exhibit 5.28 to
                  Registration Statement No. 2-62208 and incorporated by reference herein)

10.04   Amendment dated June 27, 1990, between the Company and Thunder
                  Basin Coal Company,  to Coal Supply  Agreement  dated
                  March 1, 1973,  between  the Company and  Atlantic
                  Richfield  Company.  (Filed as Exhibit 10.04 to the
                  Company's  Form 10-K Report for the  year  ended
                  December 31, 1994, File No. 1-1097, and incorporated by reference herein) [Confidential Treatment has been requested for certain portions of this exhibit.]

10.05   Participation Agreement dated as of January 1, 1980,
                  among The First National Bank and Trust Company of
                  Oklahoma City, Thrall Car Manufacturing Company, the Company and other parties, including Lease of Railroad Equipment dated January 1, 1980, between
                  Mercantile-Safe Deposit and Trust Company and the Company. (Filed as Exhibit 10.32 to the Company's
                  Form 10-K Report for the year ended December 31,
                  1980, File No. 1-1097, and incorporated by reference herein)

10.06   Participation Agreement dated January 1, 1981,
                  among The First National Bank and Trust Company of Oklahoma City, Thrall Car Manufacturing Company,
                  OG&E and other parties, including Lease for Railroad Equipment dated January 1, 1981, between
                  Wells Fargo Equipment Leasing Corporation and the Company.
                  (Filed as Exhibit 20.01 to the Company's Form 10-Q for June 30, 1981, File No. 1-1097, and incorporated by reference herein)

10.07   Form of Change of Control Agreement for Officers of the Company
                  and Energy Corp. (Filed as Exhibit 10.07 to Energy Corp.'s
                  Form 10-K Report for the year ended December 31, 1996,
                  File No. 1-12579 and incorporated by reference herein)

10.08   Amended and Restated Stock Equivalent and
                  Deferred Compensation Plan for Directors, as amended. (Filed as Exhibit 10.08 to Energy Corp.'s
                  Form 10-K Report for the year ended December 31, 1996,
                  File No. 1-12579, and incorporated by reference herein)

10.09   Restricted Stock Plan of Energy Corp.  (Filed as Exhibit 10.09
                  to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579, and incorporated by reference herein)


10.10   Agreement and Plan of Reorganization, dated May 14, 1986,
                  between the Company and Mustang Fuel Corporation.
                  (Attached as Appendix A to Registration Statement
                  No. 33-7472 and incorporated by reference herein)

10.11   Gas Service Agreement dated January 1, 1988, between
                  the Company and Oklahoma Natural Gas Company.  (Filed as
                  Exhibit 10.26 to the Company's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

10.12   Company's Restoration of Retirement Income Plan, as amended.
                  (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996,  File
                  No. 1-12579 and incorporated by reference herein)

10.13   Energy Corp.'s Restoration of Retirement Savings Plan.
                  (Filed as Exhibit 10.13 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996, File
                  No. 1-12579 and incorporated by reference herein)

10.14   Gas Service Agreement dated July 23, 1987, between
                  the Company and Arkla Services Company. (Filed as Exhibit
                  10.29 to the Company's Form 10-K Report for the year ended December 31, 1987, File No. 1-1097, and incorporated by reference herein)

10.15   Company's Supplemental Executive Retirement Plan.
                  (Filed as Exhibit 10.15 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996,  File
                  No. 1-12579 and incorporated by reference herein)

10.16   Energy Corp.'s Annual Incentive Compensation Plan.
                  (Filed as Exhibit 10.16 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996,  File
                  No. 1-12579 and incorporated by reference herein)

23.01   Consent of Arthur Andersen LLP.

24.01   Power of Attorney.

27.01   Financial Data Schedule.

27.02   Financial Data Schedule.

27.03   Financial Data Schedule.

99.01   Cautionary Statement for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation
                  Reform Act of 1995