Form 10-Q
period 1997-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 1997-08-13
CIK 74145

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of July 31, 1997.

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

                                                                                                              See Note 1
                                                                                                              ----------
                                                                        3 Months Ended                      6 Months Ended

                                                                           June 30                             June 30

                                                              --------------------------------    ----------------------------------
                                                                   1997             1996               1997              1996
                                                              --------------    --------------    ----------------  ----------------
                                                                                 (thousands except per share data)
OPERATING REVENUES:                                           $     282,148     $     303,077     $       510,026   $       536,903
                                                              --------------    --------------    ----------------  ----------------
OPERATING EXPENSES:
  Fuel.....................................................          70,624            80,569             137,931           151,159
  Purchased power..........................................          52,693            52,949             110,850           109,598
  Other operation and maintenance..........................          58,685            64,945             114,792           125,204
  Depreciation and amortization............................          28,671            27,903              57,147            55,643
  Current income taxes.....................................          19,504            22,171              18,416            21,921
  Deferred income taxes, net...............................            (987)           (2,139)             (2,404)           (4,153)
  Deferred investment tax credits, net.....................          (1,288)           (1,288)             (2,575)           (2,575)
  Taxes other than income..................................          10,963            10,611              22,477            21,857
                                                              --------------    --------------    ----------------  ----------------
    Total operating expenses...............................         238,865           255,721             456,634           478,654
                                                              --------------    --------------    ----------------  ----------------
OPERATING INCOME...........................................          43,283            47,356              53,392            58,249
                                                              --------------    --------------    ----------------  ----------------
OTHER INCOME (DEDUCTIONS):
  Interest income..........................................             494               803               1,275             1,334
  Other....................................................            (345)           (1,229)               (692)           (1,851)
                                                              --------------    --------------    ----------------  ----------------
    Net other income (deductions)..........................             149              (426)                583              (517)
                                                              --------------    --------------    ----------------  ----------------
INTEREST CHARGES:
  Interest on long-term debt...............................          13,455            13,502              26,770            27,033
  Allowance for borrowed funds used during construction....            (157)             (147)               (224)             (334)
  Other....................................................           1,011             2,569               2,191             3,990
                                                              --------------    --------------    ----------------  ----------------
    Total interest charges, net............................          14,309            15,924              28,737            30,689
                                                              --------------    --------------    ----------------  ----------------
IMCOME FROM CONTINUING OPERATIONS..........................          29,123            31,006              25,238            27,043

INCOME FROM OPERATIONS OF ENOGEX
  DISTRIBUTED TO OGE ENERGY CORP. (less applicable taxes
  of $1,598 and $3,339 respectively).......................             ---             4,322                 ---             8,823
                                                              --------------    --------------    ----------------  ----------------
NET INCOME ................................................          29,123            35,328              25,238            35,866

PREFERRED DIVIDEND REQUIREMENTS............................             572               579               1,143             1,158
                                                              --------------    --------------    ----------------  ----------------
EARNINGS AVAILABLE FOR COMMON..............................   $      28,551     $      34,749     $        24,095   $        34,708
                                                              ==============    ==============    ================  ================
AVERAGE COMMON SHARES OUTSTANDING..........................          40,379            40,368              40,379            40,369

EARNINGS PER AVERAGE COMMON SHARE
  Income from continuing operations........................   $        0.71     $        0.75     $          0.60   $          0.64
  Income from Enogex operations............................             ---              0.11                 ---              0.22
                                                              --------------    --------------    ----------------  ----------------
  Earnings per average common share........................   $        0.71     $        0.86     $          0.60   $          0.86
                                                              ==============    ==============    ================  ================
DIVIDENDS DECLARED PER SHARE...............................   $        .640     $        .665     $          1.40   $          1.33

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                                                                 1

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                                              See Note 1
                                                                                              ----------
                                                                             June 30          December 31
                                                                               1997               1996
                                                                          -------------      --------------
                                                                              (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   3,605,499      $    3,574,241
  Construction work in progress.................................                 28,912              26,807
                                                                          -------------      --------------
    Total property, plant and equipment.........................              3,634,411           3,601,048
      Less accumulated depreciation.............................              1,610,977           1,560,546
                                                                          -------------      --------------
  Net property, plant and equipment.............................              2,023,434           2,040,502
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 24,260              21,869
                                                                          -------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                  1,948                 200
  Accounts receivable - customers, less reserve of $2,461 and
    $3,520 respectively.........................................                 88,826              96,067
  Accrued unbilled revenues.....................................                 55,600              34,900
  Accounts receivable - other...................................                  8,723              44,699
  Fuel inventories, at LIFO cost................................                 57,535              60,463
  Materials and supplies, at average cost.......................                 24,610              20,387
  Prepayments and other.........................................                  1,532               3,094
  Accumulated deferred tax assets...............................                  5,982               8,994
                                                                          -------------      --------------
    Total current assets........................................                244,756             268,804
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                  9,500               9,500
  Income taxes recoverable through future rates.................                 43,459              44,368
  Other.........................................................                 29,429              36,198
                                                                          -------------      --------------
    Total deferred charges......................................                 82,388              90,066
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,374,838      $    2,421,241
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $     808,470      $      841,035
  Cumulative preferred stock....................................                 49,269              49,379
  Long-term debt................................................                684,490             709,281
                                                                          -------------      --------------
    Total capitalization........................................              1,542,229           1,599,695
                                                                          -------------      --------------
CURRENT LIABILITIES:
  Accounts payable..............................................                145,518             138,454
  Dividends payable.............................................                    571                 572
  Customers' deposits...........................................                 23,513              23,257
  Accrued taxes.................................................                 18,526              18,428
  Accrued interest..............................................                 15,552              16,386
  Long-term debt due within one year............................                 25,000              15,000
  Other.........................................................                 41,137              35,739
                                                                          -------------      --------------
    Total current liabilities...................................                269,817            247,836
                                                                          -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 57,354              57,137
  Accumulated deferred income taxes.............................                422,805             429,766
  Accumulated deferred investment tax credits...................                 75,453              78,028
  Other.........................................................                  7,180               8,779
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                562,792             573,710
                                                                          -------------      --------------
COMMITMENTS AND CONTINGENCIES...................................                    ---                 ---
                                                                          -------------      --------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   2,374,838      $    2,421,241
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

                                              CONSOLIDATED STATEMENTS OF
                                                      CASH FLOWS
                                                     (Unaudited)

                                                                                    6 Months Ended
                                                                                        June 30
                                                                                                  See Note 1
                                                                                                  ----------
                                                                                  1997               1996
                                                                             --------------     --------------
                                                                                 (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................................        $      25,238      $      35,866
  Adjustments to Reconcile Net Income to Net
    Cash Provided From Operating Activities:
      Depreciation and amortization..................................               57,147             66,955
      Deferred income taxes and investment tax credits, net..........               (4,979)            (6,025)
      Accumulated provision for rate refunds.........................                  ---              1,804
      Change in Certain Current Assets and Liabilities:
        Accounts receivable - customers..............................                7,241            (12,417)
        Accrued unbilled revenues....................................              (20,700)           (21,450)
        Fuel, materials and supplies inventories.....................               (1,295)             2,111
        Accumulated deferred tax assets..............................                3,012                ---
        Other current assets.........................................               37,538             (6,613)
        Accounts payable.............................................               (3,387)            (5,838)
        Accrued taxes................................................                   98             15,308
        Accrued interest.............................................                 (834)               195
        Accumulated provision for rate refunds.......................                  ---              1,804
        Other current liabilities....................................                5,653               (228)
      Other operating activities.....................................                1,306             12,116
                                                                             --------------     --------------
    Net cash provided from operating activities......................              106,038             83,588
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (41,790)           (72,643)
                                                                             --------------     --------------
    Net cash used in investing activities............................              (41,790)           (72,643)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt, net..................................              (15,000)               ---
  Short-term debt, net...............................................               10,451             54,100
  Redemption of preferred stock......................................                 (110)                (5)
  Cash dividends declared on preferred stock.........................               (1,143)            (1,158)
  Cash dividends declared on common stock............................              (56,698)           (53,687)
                                                                             --------------     --------------
    Net cash used in financing activities............................              (62,500)              (750)
                                                                             --------------     --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................                1,748             10,195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD:
  From continuing operations.........................................                  200                397
  From Enogex Operations.............................................                  ---              5,023
                                                                             --------------     --------------
    Total cash and cash equivalents at beginning of period...........                  200              5,420
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD:
  From continuing operations.........................................                1,948                325
  From Enogex operations.............................................                  ---             15,290
                                                                             --------------     --------------
    Total cash and cash equivalents at end of period.................        $       1,948      $      15,615
                                                                             ==============     ==============
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest (net of amount capitalized).............................        $      27,977      $      33,209
    Income taxes.....................................................        $       5,891      $      11,963
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

     OGE Energy Corp. ("Energy Corp.") became the parent company of the Company and its former subsidiary, Enogex Inc. ("Enogex") on December 31, 1996. On that date, all outstanding Company common stock was exchanged on a share-for-share basis for common stock of Energy Corp. and the Company distributed its ownership of Enogex to Energy Corp. Although Enogex continues to operate as a subsidiary of Energy Corp., for purposes of these consolidated financial statements, Enogex has been accounted for as discontinued operations. The net income of Enogex for the three months and six months ended June 30, 1996, is included in the consolidated statements of income as "Income from Operations of Enogex Distributed to OGE Energy Corp." Prior period consolidated financial statements have been restated to reflect Enogex being accounted for as discontinued operations.

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and December 31, 1996, and the results of operations and the changes in cash flows for the periods ended June 30, 1997, and June 30, 1996, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - (See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

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

 4. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Adoption of SFAS No. 130 is required for both interim and annual periods beginning after December 15, 1997. The Company will adopt this new standard effective March 31, 1998, and management does not believe the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

 5. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998.

Item 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 1997 (respectively, the "current periods"), and the financial position as of June 30, 1997, of the Company. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

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

     On June 18, 1997, the Company filed documents with the OCC relating to a Generation Efficiency Performance Rider ("GEP Rider"), which was approved in the February 11, 1997 order. The GEP Rider is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of the other fifteen investor owned utility members of the Southwest Power Pool, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel comes in below 96.261 percent of such Southwest Power Pool average.

     The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the Federal Energy Regulatory Commission. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding year. Management estimates that the additional 1997 revenue impact from the current revision to the GEP Rider will be approximately $9 million. The current GEP Rider is estimated to positively impact revenue by $27 million during the 12 months ending June 1998.

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

REVENUES

     Operating revenues decreased $20.9 million or 6.9 percent and $26.9 million or 5.0 percent in the current periods. These decreases were primarily due to decreased kilowatt-hour sales attributable primarily to milder weather and the $45 million annual rate reduction that took effect in March, 1997. These reductions were partially offset by an increase in the number of electric customers.

     The increase in customers only partially offset the impact of the milder weather in the Company's service area, resulting in decreases of 2.2 percent and
1.6 percent in kilowatt-hour sales to Company customers ("system sales") in the current periods. Sales to other utilities decreased significantly (56.4 percent and 46.5 percent during the current periods); however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

     Total operating expenses decreased $16.9 million or 6.6 percent and $22.0 million or 4.6 percent for the current periods primarily due to decreased fuel expense and decreased other operation and maintenance.

     Fuel expense  decreased  $9.9 million or 12.3 percent and $13.2  million or
8.8 percent in the current periods. These decreases were primarily due to decreased generation as a result of the milder weather. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs.

     Other operation and maintenance decreased $6.3 million or 9.6 percent and $10.4 million or 8.3 percent during the current periods. These decreases resulted primarily from completion of the VERP amortization in February 1997, and costs associated with the development of the enterprise software in 1996.

     Depreciation and amortization increased during the current periods due to an increase in depreciable property. Income taxes decreased during the current periods primarily due to lower pre-tax earnings.

     Other income and deductions increased $.6 million and $1.1 million in the current periods. These increases result from costs of various non-regulated marketing efforts in 1996 and a gain on the sale of sulfur dioxide allowances.

     Interest expense decreased $1.6 million or 10.1 percent and $2.0 million or
6.4 percent for the current periods. This decrease was primarily attributable to the retirement of $15 million of 5.125 percent first-mortgage bonds in January 1997 and a lower average daily balance in short-term debt.

EARNINGS

     Income from continuing operations decreased $1.9 million or 6.1 percent and $1.8 million or 6.7 percent in the current periods. These changes reflect the above items and the seasonal nature of the Company's regulated electric business.


LIQUIDITY AND CAPITAL REQUIREMENTS


     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1997. Short-term borrowings will continue to be used to meet temporary cash requirements. Short-term borrowings are included in accounts payable on the accompanying balance sheet.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $41.8 million for the six months ended June 30, 1997 were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $1.7 million during the six months ended June 30, 1997. The increase reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of retirement of long-term debt, construction expenditures and dividend payments.

     In July 1997, the Company issued $250 million of long-term debt with $125 million at 6.50 percent due July 15, 2017 and $125 million at 6.65 percent due July 15, 2027. The proceeds from the sale of this new debt will be applied to the redemption on August 21, 1997, of $75 million principal amount of 8.375 percent First Mortgage Bonds due January 1, 2007, $100 million principal amount of 8.25 percent First Mortgage Bonds due August 15, 2016 and $75 million principal amount of 8.875 percent First Mortgage Bonds due December 1, 2020 at the principal amount plus the applicable redemption premium and accrued interest to the redemption date. The Company also refinanced its obligations with respect to $56 million of 7 percent Pollution Control Revenue Bonds due March 1, 2017, through the issuance of a new series due June 1, 2027 and bearing interest at a variable rate.

     In February 1997, the Company filed a registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, the Company may issue all or part of the $50 million of grantor trust preferred securities to refinance preferred stock.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Item 5 - "Other Information" in the Company's Form 10-Q for the quarter ended March 31, 1997 and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Consolidated Financial Statements in the Company's 1996 Form 10-K.

                           PART II. OTHER INFORMATION


Item 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1996 Form 10-K for a description of certain legal proceedings presently pending. Except as described below, there are no new significant cases to report against the Company and there have been no significant changes in the previously reported proceedings.

     As reported in the Company's 1996 Form 10-K, in February 1997, certain taxpayers instituted litigation (The State of Oklahoma, ex rel., Teresa Harvey
                                  ----------------------------------------------
(Carroll);  Margaret  B.  Fent and  Jerry R.  Fent v.  Oklahoma  Gas &  Electric
--------------------------------------------------------------------------------
Company, et.al, District Court, Oklahoma County, Case No. CJ-97-1242-63) against
-----------------------------------------------------------------------
the Company and certain other defendants relating to overcharges refunded by the Company to its ratepayors in compliance with an order of the OCC, which plaintiffs alleged should have been paid into the state Unclaimed Property Fund. In June 1997, the Company was dismissed from this proceeding. At this time, the Company cannot predict whether the plaintiffs will appeal the dismissal.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS

     (a)  The Company's Annual Meeting of Shareowners was held on May 15, 1997.

     (b) The Company did not solicit proxies with respect to this meeting. Following this meeting, the Board of Directors remained the same as previously reported to the Commission.

     (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

          (1) The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                    William E. Durrett - 40,378,745 votes for election and no votes withheld

                    H. L. Hembree, III - 40,378,745 votes for election and no votes withheld

                    Steven  E.  Moore  -  40,378,745   votes  for  election  and
                    no votes withheld

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
            27.01 - Financial Data Schedule.

     (b)  Reports on Form 8-K

     A Form 8-K Current Report under Item 5, Other Events, dated January 29, 1997, reported that the OCC voted to approve the Company's proposed settlement to lower rates by $50 million annually.

     A Form 8-K Current Report under Item 5, Other Events, dated January 31, 1997, reported that the Company became a subsidiary of OGE Energy Corp. on December 31, 1996.

     A Form 8-K Current Report under Item 5, Other Events, dated June 19, 1997, reported on the Company's Generation Efficiency Performance Rider ("GEP Rider"). Company management estimates that the additional 1997 revenue impact from the current revision to the GEP Rider will be approximately $9 million, or approximately $0.13 per share. The current GEP Rider is estimated to positively impact revenue by $27 million, or approximately $0.41 per share during the 12 months ending June 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OKLAHOMA GAS AND ELECTRIC COMPANY
                                         (Registrant)



                        By          /s/ Donald R. Rowlett
                          ------------------------------------------
                                        Donald R. Rowlett
                               Controller Corporate Accounting

                             (On behalf of the registrant and in
                          his capacity as Chief Accounting Officer)

August 13, 1997


                    EXHIBIT INDEX

EXHIBIT INDEX         DESCRIPTION
-------------         -----------
27.01              Financial Data Schedule
