Form 10-Q
period 1997-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 1997-11-13
CIK 74145

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of October 31, 1997.

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

                                                                                                              See Note 1
                                                                                                              ----------
                                                                        3 Months Ended                      9 Months Ended

                                                                         September 30                        September 30

                                                              --------------------------------    ----------------------------------
                                                                   1997             1996               1997              1996
                                                              --------------    --------------    ----------------  ----------------
                                                                                 (thousands except per share data)
OPERATING REVENUES:                                           $     417,612     $     411,764     $       927,637   $       948,667
                                                              --------------    --------------    ----------------  ----------------
OPERATING EXPENSES:
  Fuel.....................................................         105,258            98,365             243,189           249,524
  Purchased power..........................................          55,081            56,534             165,931           166,132
  Other operation and maintenance..........................          63,093            62,907             177,885           188,111
  Depreciation and amortization............................          28,985            28,232              86,132            83,875
  Current income taxes.....................................          43,298            56,077              61,714            77,999
  Deferred income taxes, net...............................          11,461            (1,056)              9,057            (5,209)
  Deferred investment tax credits, net.....................          (1,287)           (1,286)             (3,862)           (3,861)
  Taxes other than income..................................          11,223            10,893              33,700            32,749
                                                              --------------    --------------    ----------------  ----------------
    Total operating expenses...............................         317,112           310,666             773,746           789,320
                                                              --------------    --------------    ----------------  ----------------
OPERATING INCOME...........................................         100,500           101,098             153,891           159,347
                                                              --------------    --------------    ----------------  ----------------
OTHER INCOME (DEDUCTIONS):
  Interest income..........................................           1,858               827               3,133             2,161
  Other....................................................            (754)             (772)             (1,445)           (2,623)
                                                              --------------    --------------    ----------------  ----------------
    Net other income (deductions)..........................           1,104                55               1,688              (462)
                                                              --------------    --------------    ----------------  ----------------
INTEREST CHARGES:
  Interest on long-term debt...............................          14,573            13,539              41,343            40,572
  Allowance for borrowed funds used during construction....            (249)             (272)               (473)             (606)
  Other....................................................             679             1,461               2,869             5,451
                                                              --------------    --------------    ----------------  ----------------
    Total interest charges, net............................          15,003            14,728              43,739            45,417
                                                              --------------    --------------    ----------------  ----------------
INCOME FROM CONTINUING OPERATIONS..........................          86,601            86,425             111,840           113,468

INCOME FROM OPERATIONS OF ENOGEX
  DISTRIBUTED TO OGE ENERGY CORP. (less applicable taxes
  of $1,773 and $6,317 respectively).......................             ---             3,740                 ---            12,563
                                                              --------------    --------------    ----------------  ----------------
NET INCOME ................................................          86,601            90,165             111,840           126,031

PREFERRED DIVIDEND REQUIREMENTS............................             571               572               1,714             1,730
                                                              --------------    --------------    ----------------  ----------------
EARNINGS AVAILABLE FOR COMMON..............................   $      86,030     $      89,593     $       110,126   $       124,301
                                                              ==============    ==============    ================  ================
AVERAGE COMMON SHARES OUTSTANDING..........................          40,379            40,363              40,379            40,367

EARNINGS PER AVERAGE COMMON SHARE
  Income from continuing operations........................   $        2.13     $        2.13     $          2.73   $          2.77
  Income from Enogex operations............................             ---              0.09                 ---              0.31
                                                              --------------    --------------    ----------------  ----------------
  Earnings per average common share........................   $        2.13     $        2.22     $          2.73   $          3.08
                                                              ==============    ==============    ================  ================
DIVIDENDS DECLARED PER SHARE...............................   $        .640     $        .665     $          2.04   $         1.995

The accompanying Notes to Consolidated Financial Statements are an integral part hereof.

                                                                 1

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                                              See Note 1
                                                                                              ----------
                                                                          September 30        December 31
                                                                              1997               1996
                                                                          -------------      --------------
                                                                               (dollars in thousands)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................          $   3,635,896      $    3,574,241
  Construction work in progress.................................                 21,811              26,807
                                                                          -------------      --------------
    Total property, plant and equipment.........................              3,657,707           3,601,048
      Less accumulated depreciation.............................              1,638,415           1,560,546
                                                                          -------------      --------------
  Net property, plant and equipment.............................              2,019,292           2,040,502
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 25,907              21,869
                                                                          -------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                  2,854                 200
  Accounts receivable - customers, less reserve of $3,163 and
    $3,520, respectively........................................                136,334              96,067
  Accrued unbilled revenues.....................................                 49,300              34,900
  Accounts receivable - other...................................                 10,427              44,699
  Fuel inventories, at LIFO cost................................                 48,026              60,463
  Materials and supplies, at average cost.......................                 25,461              20,387
  Prepayments and other.........................................                    513               3,094
  Accumulated deferred tax assets...............................                  5,985               8,994
                                                                          -------------      --------------
    Total current assets........................................                278,900             268,804
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 10,500               9,500
  Income taxes recoverable through future rates.................                 43,004              44,368
  Other.........................................................                 44,175              36,198
                                                                          -------------      --------------
    Total deferred charges......................................                 97,679              90,066
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,421,778      $    2,421,241
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................          $     868,654      $      841,035
  Cumulative preferred stock....................................                 49,266              49,379
  Long-term debt................................................                691,905             709,281
                                                                          -------------      --------------
    Total capitalization........................................              1,609,825           1,599,695
                                                                          -------------      --------------
CURRENT LIABILITIES:
  Accounts payable..............................................                113,520             138,454
  Dividends payable.............................................                    571                 572
  Customers' deposits...........................................                 23,882              23,257
  Accrued taxes.................................................                 27,621              18,428
  Accrued interest..............................................                 14,438              16,386
  Long-term debt due within one year............................                 25,000              15,000
  Other.........................................................                 36,028              35,739
                                                                          -------------      --------------
    Total current liabilities...................................                241,060            247,836
                                                                          -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 56,692              57,137
  Accumulated deferred income taxes.............................                433,496             429,766
  Accumulated deferred investment tax credits...................                 74,166              78,028
  Other.........................................................                  6,539               8,779
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                570,893             573,710
                                                                          -------------      --------------
COMMITMENTS AND CONTINGENCIES...................................                    ---                 ---
                                                                          -------------      --------------
TOTAL CAPITALIZATION AND LIABILITIES............................          $   2,421,778      $    2,421,241
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

                                              CONSOLIDATED STATEMENTS OF
                                                      CASH FLOWS
                                                     (Unaudited)

                                                                                    9 Months Ended
                                                                                     September 30
                                                                                                  See Note 1
                                                                                                  ----------
                                                                                  1997               1996
                                                                             --------------     --------------
                                                                                 (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................................        $     111,840      $     126,031
  Adjustments to Reconcile Net Income to Net
    Cash Provided From Operating Activities:
      Depreciation and amortization..................................               86,132            101,581
      Deferred income taxes and investment tax credits, net..........                5,195             (8,006)
      Provision for rate refund......................................                  ---              1,804
      Change in Certain Current Assets and Liabilities:
        Accounts receivable - customers..............................              (40,267)           (46,335)
        Accrued unbilled revenues....................................              (14,400)            (5,450)
        Fuel, materials and supplies inventories.....................                7,363               (172)
        Accumulated deferred tax assets..............................                3,009              1,777
        Other current assets.........................................               36,853             (6,376)
        Accounts payable.............................................               16,466            (26,510)
        Accrued taxes................................................                9,193             53,017
        Accrued interest.............................................               (1,948)            (1,613)
        Accumulated provision for rate refunds.......................                  ---             (2,415)
        Other current liabilities....................................                  913             (1,277)
      Other operating activities.....................................               (9,006)            12,880
                                                                             --------------     --------------
          Net cash provided from operating activities................              211,343            198,936
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (68,202)          (106,943)
                                                                             --------------     --------------
          Net cash used in investing activities......................              (68,202)          (106,943)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt, net..................................              (15,000)               ---
  Short-term debt, net...............................................              (41,400)           (10,300)
  Redemption of preferred stock......................................                 (113)              (560)
  Retirement of treasury stock.......................................                  285                ---
  Cash dividends declared on preferred stock.........................               (1,714)            (1,730)
  Cash dividends declared on common stock............................              (82,545)           (80,528)
                                                                             --------------     --------------
          Net cash used in financing activities......................             (140,487)           (93,118)
                                                                             --------------     --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS............................                2,654             (1,125)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD:
  From continuing operations.........................................                  200                397
  From Enogex Operations.............................................                  ---              5,023
                                                                             --------------     --------------
          Total cash and cash equivalents at beginning of period.....                  200              5,420
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD:
  From continuing operations.........................................                2,854                428
  From Enogex operations.............................................                  ---              3,867
                                                                             --------------     --------------
          Total cash and cash equivalents at end of period...........        $       2,854      $       4,295
                                                                             ==============     ==============
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
    Interest (net of amount capitalized).............................        $      43,692      $      51,517
    Income taxes.....................................................        $      24,215      $      41,032
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

                                       3

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The condensed consolidated financial statements included herein have been prepared by Oklahoma Gas and Electric Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to avoid presenting misleading information.

     OGE Energy Corp. ("Energy Corp.") became the parent company of the Company and its former subsidiary, Enogex Inc. ("Enogex") on December 31, 1996. On that date, all outstanding Company common stock was exchanged on a share-for-share basis for common stock of Energy Corp. and the Company distributed its ownership of Enogex to Energy Corp. Although Enogex continues to operate as a subsidiary of Energy Corp., for purposes of these consolidated financial statements, Enogex has been accounted for as discontinued operations. The net income of Enogex for the three months and nine months ended September 30, 1996, is included in the consolidated statements of income as "Income from Operations of Enogex Distributed to OGE Energy Corp." Prior period consolidated financial statements have been restated to reflect Enogex being accounted for as discontinued operations.

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and December 31, 1996, and the results of operations and the changes in cash flows for the periods ended September 30, 1997, and September 30, 1996, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

2. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Adoption of SFAS No. 128 is required for both interim and annual periods ending after December 15, 1997. The Company will adopt this new standard effective December 31, 1997, and management believes the adoption of this standard will not have a material impact on the Company's earnings per share.

3. In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." Adoption of SFAS No. 129 is required for financial statements for periods ending after December 15, 1997. The Company will adopt this new standard effective December 31, 1997. Adoption of this new standard will change the presentation of certain financial information of the Company, but will not affect reported earnings.

4. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Adoption of SFAS No. 130 is required for both interim and annual periods beginning after December 15, 1997. The Company will adopt this new standard effective March 31, 1998, and management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

5. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain financial information of the Company, but will not affect reported earnings.

Item 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 1997 (respectively, the "current periods"), and the Company's financial position as of September 30, 1997. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     Some matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1996, including Exhibit 99.01 thereto, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

     On February 11, 1997, the Oklahoma Corporation Commission ("OCC") issued an order (the "Order") that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million becomes effective March 1, 1998. This $50 million rate reduction is in addition to the $15 million rate reduction discussed below that was effective January 1, 1995. The Order also directed the Company to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000, and set annual compensation for the transportation services provided by Enogex to OG&E at $41.3 million until competitively-bid gas transportation begins.

     On June 18, 1997, the Company filed documents with the OCC relating to a Generation Efficiency Performance Rider ("GEP Rider"), which was approved in the Order. The GEP Rider is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel comes in below 96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeds 103.379 percent of the stated average, the

Company will not be allowed to recover one-third of the fuel costs above that average from Oklahoma customers.

     The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the Federal Energy Regulatory Commission ("FERC"). The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. Management estimates that the additional 1997 revenue impact from the current revision to the GEP Rider will be approximately $9 million. The current GEP Rider is estimated to positively impact revenue by $27 million during the 12 months ending June 1998.

     In 1994, the Company restructured and redesigned its operations to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a VERP and a severance package in 1994. These two packages reduced the Company's workforce by approximately 900 employees.

     As previously reported, Oklahoma enacted the Electric Restructuring Act of 1997 (the "Act") in April 1997 that is intended to permit increased competition among retail electric customers in Oklahoma by July 2002. The purposes of the Act are generally to restructure the electric industry to provide for more competition and, in particular, to provide for the orderly restructuring of the electric utility industry in the State of Oklahoma in order to allow direct access by retail consumers to the competitive market for the generation of electricity while maintaining the safety and reliability of the electric system in the state. The Act, which is described in detail in the Company's Form 10-Q for the quarter ended March 31, 1997, requires, among other things, the establishment of various task forces and preparation of numerous reports. The Company is actively participating in this process. While the Company intends to remain a competitive supplier of electricity, it cannot at this time predict the impact that the Act and the related restructuring of the electric industry in Oklahoma will have on its operations.

     In response to an application filed by the Company, the OCC issued an order on October 26, 1994, that permitted the Company to: (i) establish a regulatory asset in connection with the costs associated with the workforce reduction; (ii) amortize the December 31, 1994, balance of the regulatory asset over 26 months; and (iii) reduce the Company's electric rates by approximately $15 million annually, effective January 1995. In 1996, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million. The regulatory asset was fully amortized at February 28, 1997, and again, the labor savings substantially offset the regulatory asset amortization in 1997 and, therefore, did not significantly impact operating results in the current periods.

REVENUES

     Operating revenues increased $5.8 million or 1.4 percent in the three months ended September 30, 1997 primarily due to increased electric sales as a result of warmer weather, continued electric customer growth and the GEP Rider. The increase was partially offset by the $45 million annual rate reduction that went into effect in March 1997. Operating revenues decreased $21 million or 2.2 percent in the nine-month period due to milder weather in the first and second quarters of 1997 and the rate reduction in March 1997. The decrease was partially offset by the GEP Rider and continued electric customer growth.

     The customer growth and warmer weather in the Company's service area resulted in a 6.3 percent increase in kilowatt-hour sales to OG&E customers ("system sales") in the three months ended September 30, 1997. In the nine-month period, warmer weather in the third quarter and customer growth offset the milder weather in the first and second quarters, resulting in a 1.4 percent increase in system sales. Sales to other utilities increased approximately $4.3 million or 67.1 percent in the three months ended September 30, 1997. In the nine-month period, sales to other utilities decreased approximately $3.6 million or 15.2 percent. Sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

     Total operating expenses increased $6.4 million or 2.1 percent in the three months ended September 30, 1997, primarily due to increased fuel expense. In the nine-month period, total operating expenses decreased $15.6 million or 2 percent primarily due to the completion of the VERP amortization in February 1997 and costs associated with the development of the enterprise software in 1996.

     Fuel expense increased $6.9 million or 7 percent in the three-month period ended September 30, 1997, primarily due to increased generation as a result of the warmer weather. In the nine-month period, fuel expense decreased $6.3 million or 2.5 percent primarily due to an increase in the percentage of less expensive coal-fired generation relative to total generation. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the FERC. Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs.

     Other operation and maintenance remained relatively constant in the three months ended September 30, 1997. In the nine-month period, other operation and maintenance decreased $10.2 million or 5.4 percent primarily due to the completion of the VERP amortization in February 1997 and costs associated with the development of the enterprise software in 1996.

     Depreciation and amortization increased $.8 million or 0.3 percent and $2.3 million or 2.7 percent in the current periods due to an increase in depreciable property.

     Current and deferred income taxes had a net decrease of $.3 million or 0.5 percent and $2 million or 2.8 percent in the current periods due to slightly lower pre-tax income and normally occurring temporary differences.

     Interest income increased $1 million or 124.7 percent and $1 million or 45 percent in the current periods. This increase is due to the temporary investment of $250 million of long-term debt issued in July 1997 pending application of the proceeds to the redemption on August 21, 1997, of $250 million of refinanced long-term debt. Other income remained relatively constant in the three months ended September 30, 1997. In the nine-month period, other income increased $1.2 million or 44.9 percent primarily due to various non-regulated marketing efforts in 1996 and gains on the sale of sulfur dioxide allowances in 1997.

     Interest charges increased $.3 million or 1.9 percent in the three-month period ended September 30, 1997, primarily due to the interest on $250 million of long-term debt issued in July 1997 that accrued pending the redemption on August 21, 1997, of $250 million of refinanced long-term debt. This increase was partially offset by a lower average daily balance in short-term debt. In the nine-month period, interest charges decreased $1.7 million or 3.7 percent as a result of retiring $15 million of 5.25 percent First-Mortgage Bonds in January 1997 and a lower average daily balance in short-term debt.

EARNINGS

     Income from continuing operations increased $.2 million or 0.2 percent in the three months ending September 30, 1997, and decreased $1.6 million or 1.4 percent in the nine-month period. These changes reflect the above items and the seasonal nature of the Company's regulated electric business.


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

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $68.2 million for the nine months ended September 30, 1997, were financed with internally generated funds.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $2.6 million during the nine months ended September 30, 1997. The increase reflects the Company's cash flow from operations, net of retirement of long-term debt, a reduction in short-term debt, construction expenditures and dividend payments.

     In July 1997, the Company issued $250 million of long-term debt with $125 million at 6.50 percent due July 15, 2017, and $125 million at 6.65 percent due July 15, 2027. The proceeds from the sale of this new debt were applied to the redemption on August 21, 1997, of $75 million principal amount of 8.375 percent First Mortgage Bonds due January 1, 2007, $100 million principal amount of 8.25 percent First Mortgage Bonds due August 15, 2016, and $75 million principal amount of 8.875 percent First Mortgage Bonds due December 1, 2020 at the principal amount plus the applicable redemption premium and accrued interest to the redemption date. In July 1997, the Company also refinanced its obligations with respect to $56 million of 7 percent Pollution Control Revenue Bonds due March 1, 2017, through the issuance of a new series due June 1, 2027, and bearing interest at a variable rate. The annualized interest rate on these bonds from their date of issuance through September 30, 1997, was approximately 3.4 percent.

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

     1. As reported in paragraph 1 of Item 3 - Legal Proceedings in the Company's 1996 Form 10-K, on July 8, 1994, an employee of the Company filed a lawsuit in state court against the Company in connection with the Company's VERP. The case was removed to the U.S. District Court in Tulsa, Oklahoma. On August 23, 1994, the trial court granted the Company's Motion to Dismiss Plaintiffs Complaint in its entirety. On September 12, 1994, Plaintiff, along with two other Plaintiffs, filed an Amended Complaint alleging substantially the same allegations which were in the original complaint. The action was filed as a class action, but no motion to certify a class was ever filed. Plaintiffs want credit, for retirement purposes, for years they worked prior to a pre-ERISA
(1974) break in service. They allege violations of ERISA, the Veterans Reemployment Act, Title VII, and the Age Discrimination in Employment Act. Certain other state law violations, including one for intentional infliction of emotional distress, are also alleged. On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. On September 8, 1997, the United States Magistrate Judge recommended that Defendants' motion to dismiss or for summary judgment should be granted and that the case be dismissed in its entirety and judgment entered for the Company. The United States District Judge can accept or reject, in whole or in part, this recommendation. The Plaintiffs have objected to the Magistrate Judge's recommendation, while the Company has requested that it be approved.

     While the Company cannot predict the precise outcome of the proceeding, the Company continues to believe that the lawsuit is without merit and will not have a material adverse effect on the Company's financial position or results of operations.

     2. As reported in paragraph 5 of Item 3 - Legal Proceedings in the Company's 1996 Form 10-K, in February 1997, certain taxpayers instituted litigation (The State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B.
            --------------------------------------------------------------------
Fent and Jerry R. Fent v.  Oklahoma Gas and Electric  Company,  et.al,  District
--------------------------------------------------------------------------------
Court, Oklahoma County, Case No. CJ-97-1242-63)  against the Company and certain
----------------------------------------------
other defendants relating to overcharges refunded by the Company to its customers in compliance with an order of the OCC, which plaintiffs alleged should have been paid into the state Unclaimed Property Fund. In June 1997, the Company was dismissed from this proceeding. On August 18, 1997, the plaintiffs filed an appeal. Management still believes that the lawsuit is without merit and will not have a material adverse effect on the Company's financial position or results of operations.

     3. As reported in paragraph 6 of Item 3 - Legal Proceedings of the Company's Form 10-K for the year ended December 31, 1996, the City of Enid, Oklahoma ("Enid") through its City Council, notified the Company of its intent to purchase the Company's electric distribution facilities for Enid and to terminate the Company's franchise to provide electricity within Enid as of June 26, 1998. On August 22, 1997, the City Council of Enid adopted Ordinance No. 97-30, which in essence granted the Company a new 25-year franchise subject to approval of the electorate of Enid on November 18, 1997. In October 1997, eighteen residents of Enid filed a lawsuit against Enid, the Company and others in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-829-01. Plaintiffs seek a declaration holding that (a) the Mayor of Enid and the City Council breached their fiduciary duty to the public and violated
Article 10, Section 17 of the Oklahoma Constitution by allegedly "gifting" to the Company the option to acquire the Company's electric system when the City Council approved the new franchise by Ordinance No. 97-30; (b) the subsequent approval of the new franchise by the electorate of the City of Enid at the November 18, 1997, franchise election cannot cure the alleged breach of fiduciary duty or the alleged constitutional violation; (c) violations of the Oklahoma Open Meetings Act occurred and that such violations render the resolution approving Ordinance No. 97-30 invalid; (d) the Company's support of the Enid Citizens' Against the Government Takeover was improper; (e) the Company has violated the favored nations clause of the existing franchise; and (f) the City of Enid and the Company have violated the competitive bidding requirements found at 11 O.S. Section 35-201, et seq. Plaintiffs seek money damages against the Defendants under 62 O.S. Sections 372 and 373. Plaintiffs allege that the action of the City Council in approving the proposed franchise allowed the option to purchase the Company's property to be transferred to the Company for inadequate consideration. Plaintiffs demand judgment for treble the value of the property allegedly wrongfully transferred to the Company. On October 28, 1997, another resident filed a similar lawsuit against the Company, Enid and the Garfield County Election Board in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-852-01. While the Company cannot predict the precise outcome of these proceedings, the Company believes at the present time that the lawsuits are without merit and intends to vigorously defend these cases.

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                     4.01 Supplemental Indenture No. 2, dated as of July 1, 1997, between the Company and NationsBank, N.A., creating $125,000,000 principal amount of 6.65 percent Senior Notes, Series due July 15, 2027, and $125,000,000 principal amount of 6.50 percent Senior Notes, Series due July 15, 2017, (Filed as
                               Exhibit 4.01 to the Company's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein).

                     4.02 Supplemental Trust Indenture dated as of July 1, 1997, between the Company and NationsBank, N.A., creating $125,000,000 principal amount of First Mortgage Bonds, Senior Note Series C and $125,000,000 principal amount of First Mortgage Bonds, Senior Note Series D (Filed as Exhibit
                               4.02 to the Company's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein).

                     27.01 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                           A Form 8-K Current Report under Item 5 - Other Events
                     and Item 7 - Financial Statement and Exhibits, dated July 17, 1997, reported on the Company's Underwriting Agreements and Supplemental Indentures with respect to $250 million in Senior Notes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OKLAHOMA GAS AND ELECTRIC COMPANY
                                              (Registrant)



                                 By        /s/ Donald R. Rowlett
                                     --------------------------------------
                                               Donald R. Rowlett
                                       Controller Corporate Accounting

                                     (On behalf of the registrant and in
                                  his capacity as Chief Accounting Officer)

November 13, 1997


                    EXHIBIT INDEX

EXHIBIT INDEX         DESCRIPTION
-------------         -----------
4.01      Supplemental  Indenture  No. 2, dated as of July 1, 1997,  between the
          Company and NationsBank,  N.A., creating $125,000,000 principal amount
          of  6.65  percent  Senior  Notes,   Series  due  July  15,  2027,  and
          $125,000,000 principal amount of 6.50 percent Senior Notes, Series due
          July 15, 2017,  (Filed as Exhibit 4.01 to the Company's Form 8-K filed on July 17,  1997,  (File No.  1-1097) and  incorporated  by reference herein).

4.02      Supplemental  Trust  Indenture  dated as of July 1, 1997,  between the
          Company and NationsBank,  N.A., creating $125,000,000 principal amount of  First  Mortgage  Bonds,  Senior  Note  Series  C and  $125,000,000
          principal amount of First Mortgage Bonds,  Senior Note Series D (Filed as  Exhibit  4.02 to the  Company's  Form 8-K filed on July 17,  1997,
          (File No. 1-1097) and incorporated by reference herein).

27.01     Financial Data Schedule
