Form 10-K
period 1997-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 1998-03-31
CIK 74145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[|X|]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1997        Commission File Number 1-1097

                        OKLAHOMA GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

                 Oklahoma                              73-0382390
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

              321 North Harvey
                P.O. Box 321
           Oklahoma City, Oklahoma                     73101-0321
   (Address of principal executive offices)            (Zip Code)
   Registrant's telephone number, including area code:  405-553-3000

Securities registered pursuant to Section 12(b) of the Act:  None
        Title of each class                      Name of each exchange on which
          so registered                             each class is registered
--------------------------------             -----------------------------------
  Preferred Stock 4% Cumulative                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No  [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ |X| ]

        As of February 27, 1998, the number of outstanding shares of the Registrant's common stock, par value $2.50 per share, was 40,378,745 all of which were held by OGE Energy Corp. There were no other shares of capital stock of the Registrant outstanding at such date.

        The Proxy statement for the 1998 annual meeting of shareowners of OGE Energy Corp., the parent of the Registrant is incorporated by reference into
Part III of this Report.

================================================================================



                                TABLE OF CONTENTS
ITEM                                                                       PAGE
----                                                                       ----
                                     PART I

Item 1.  Business..........................................................   1
         The Company ......................................................   1
                  Introduction.............................................   1
                  General     .............................................   1
                  Finance and Construction.................................   4
                  Regulation and Rates.....................................   5
                  Rate Structure, Load Growth and Related Matters..........  13
                  Fuel Supply..............................................  14
         Environmental Matters.............................................  15

Item 2.  Properties........................................................  18

Item 3.  Legal Proceedings. ...............................................  19

Item 4.  Submission of Matters to a Vote of Security Holders...............  22

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................  25

Item 6.  Selected Financial Data...........................................  26

Item 7.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.......................  27

Item 8.  Financial Statements and Supplementary Data.......................  38

Item 9.  Changes in and Disagreements with Accountants
                  and Financial Disclosure ................................  65

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  65

Item 11. Executive Compensation............................................  65

Item 12. Security Ownership of Certain Beneficial
                  Owners and Management....................................  65

Item 13. Certain Relationships and Related Transactions....................  65

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K......................................  65

                                        i

                                     PART I


Item 1.  Business.
------------------

                                   THE COMPANY

INTRODUCTION


        Oklahoma Gas and Electric Company (the "Company") is a regulated public utility engaged in the generation, transmission and distribution of electricity to retail and wholesale customers. The Company is a wholly-owned subsidiary of OGE Energy Corp. ("Energy Corp.") which is a public utility holding company incorporated in the State of Oklahoma and located in Oklahoma City, Oklahoma. The Company's executive offices are located at 321 N. Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321: telephone (405) 553-3000.

        The Company and its former subsidiary, Enogex Inc. and Enogex Inc.'s subsidiaries (collectively, "Enogex") became subsidiaries of Energy Corp. on December 31, 1996 pursuant to a mandatory share exchange whereby each share of outstanding common stock of the Company was exchanged on a share-for-share basis for common stock of Energy Corp. Immediately following this exchange, the Company transferred its shares of Enogex stock to Energy Corp. and Enogex became a direct subsidiary of Energy Corp. Energy Corp. now serves as the parent company to the Company, Enogex, Origen Inc. and any other companies that may be formed within the organization in the future. The new holding company structure is intended to provide greater flexibility to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the electric utility business from the non-utility businesses for regulatory, capital structure and other purposes.

        The Company was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in the State of Oklahoma. The Company sold its retail gas business in 1928 and now owns and operates an interconnected electric production, transmission and distribution system which includes eight active generating stations with a total capability of 5,647,300 kilowatts. At the end of 1997, the Company had 2,450 members.

        The regulated utility business has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by July 1, 2002. This legislation, if implemented as proposed, would significantly impact the Company. The Arkansas Public Service Commission ("APSC") recently initiated proceedings to consider the implementation of a competitive retail market in Arkansas. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for further discussion of these developments.

GENERAL

        The Company furnishes retail electric service in 277 communities and their contiguous rural and suburban areas. During 1997, five other communities and two rural electric cooperatives in Oklahoma and western Arkansas, purchased electricity from the Company for resale. The service area, with an estimated population of 1.7 million, covers approximately 30,000 square miles in Oklahoma and western Arkansas; including Oklahoma City, the largest city in Oklahoma, and Ft. Smith, Arkansas, the second largest city in that state. Of the 282 communities served, 254 are located in Oklahoma and 28 in Arkansas. Approximately 91 percent of total electric operating revenues for the year ended December 31, 1997, were derived from sales in Oklahoma and the remainder from sales in Arkansas.

        The Company's system control area peak demand as reported by the system dispatcher for the year was approximately 5,287 megawatts, and occurred on July 28, 1997. The Company's load responsibility peak demand was approximately 4,982 megawatts on July 28, 1997, resulting in a capacity margin of approximately 18.4 percent. The Company is a member, along with neighboring utilities and other electric suppliers, in the Southwest Power Pool ("SPP"), which requires that the Company maintain a capacity reserve margin of 13 percent. As reflected in the table below and in the operating statistics on page 3, total kilowatt-hour sales increased 1.6 percent in 1997 as compared to an increase of 1.5 percent in 1996 and a 7.0 percent decrease in 1995. In 1997, kilowatt-hour sales to the Company's customers ("system sales") increased slightly due to continued customer growth. Sales to other utilities ("off-system sales") decreased in 1997. Off-system sales are at much lower prices per kilowatt-hour and have less impact on operating revenues and income than system sales. In 1996 and 1995, total kilowatt-hour sales increased due to continued customer growth.

        Variations in kilowatt-hour sales for the three years are reflected in the following table:

                             SALES (Millions of Kwh)
                               INC/                Inc/                   Inc/
                    1997      (DEC)       1996    (Dec)        1995      (Dec)
--------------------------------------------------------------------------------

System Sales      22,183       3.0%     21,541      3.4%      20,828      0.9%
Off-System Sales   1,202     (18.5)%     1,475    (20.4)%      1,852   (232.6)%
                  ------                -------               ------
Total Sales       23,385       1.6%     23,016      1.5%      22,680     (7.0)%
                  ======                ======                ======

        In 1997, the Company's Sooner Generating Station (consisting of two coal-fired units with an aggregate capability of 1,015 Mw) and the Company's three coal-fired units at its Muskogee Generating Station (with an aggregate capability of 1,515 Mw) were again recognized by an industry survey as being in the top ten lowest cost producers of electricity for 1996 among the 850 electric generating stations surveyed.

        The Company is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. See Item 3 "Legal Proceedings" for a further discussion of this matter. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.

        Besides competition from other suppliers or marketers of electricity, the Company competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. See "Regulation and Rates - Recent Regulatory Matters" for a discussion of the potential impact on competition of federal and state legislation.





                        OKLAHOMA GAS AND ELECTRIC COMPANY
                          CERTAIN OPERATING STATISTICS


                                                         Year Ended December 31

                                                    1997         1996        1995
                                                    ----         ----        ----

ELECTRIC ENERGY:
  (Millions of Kwh)
  Generation (exclusive of station use)...         21,620       21,253       20,639
  Purchased...............................          3,528        3,564        3,578
                                                ----------   ----------  -----------
        Total generated and purchased.....         25,148       24,817       24,217
  Company use, free service and losses....         (1,763)      (1,801)      (1,537)
                                                ----------   ----------  -----------
        Electric energy sold..............         23,385       23,016       22,680
                                                ----------   ----------  -----------
ELECTRIC ENERGY SOLD:
  (Millions of Kwh)
  Residential.............................          7,179        7,143        6,848
  Commercial and industrial...............         11,586       11,161       10,963
  Public street and highway lighting......             68           67           66
  Other sales to public authorities.......          2,202        2,096        2,087
  Sales for resale........................          2,350        2,549        2,716
                                                ----------   ----------  -----------
        Total.............................         23,385       23,016       22,680
                                                ==========   ==========  ===========

ELECTRIC OPERATING REVENUES:
  (Thousands)
    Electric Revenues:
      Residential.........................     $  474,419   $  479,574   $  471,313
      Commercial and industrial...........        526,673      530,213      512,212
      Public street and highway lighting..          9,456        9,367        9,115
      Other sales to public authorities...         98,818       98,209       95,660
      Sales for resale....................         57,695       60,141       63,340
      Provision for rate refund...........            ---       (1,221)      (2,437)
      Miscellaneous.......................         24,630       24,054       19,084
                                               -----------  -----------  -----------
        Total Electric Revenues...........     $1,191,691   $1,200,337   $1,168,287
                                               ===========  ===========  ===========


NUMBER OF ELECTRIC CUSTOMERS:
  (At end of period)
  Residential.............................        593,699      588,778      583,741
  Commercial and industrial...............         85,315       84,032       82,577
  Public street and highway lighting......            249          249          249
  Other sales to public authorities.......         10,897       10,688       10,340
  Sales for resale........................             40           41           43
                                               -----------  -----------  -----------
        Total.............................        690,200      683,788      676,950
                                               ===========  ===========  ===========


RESIDENTIAL ELECTRIC SERVICE:
  Average annual use (Kwh)................         12,133      12,178        11,786
  Average annual revenue..................     $   801.74  $   817.62    $   811.10
  Average price per Kwh (cents)...........           6.61        6.71          6.88

FINANCE AND CONSTRUCTION


        The Company generally meets its cash needs through internally generated funds, short-term borrowings and permanent financing. Cash flows from operations remained strong in 1997 and 1996, which enabled the Company to internally generate the required funds to satisfy construction expenditures during these years.

        Management expects that internally generated funds will be adequate over the next three years to meet the Company's anticipated construction expenditures. The primary capital requirements for 1998 through 2000 are estimated as follows:

(dollars in millions)                          1998          1999          2000
--------------------------------------------------------------------------------

Construction expenditures
  including AFUDC ..................       $  108.0       $ 100.0      $  100.0

Maturities of long-term debt and
  sinking fund requirement..........           25.0          12.5         110.0
--------------------------------------------------------------------------------
    Total...........................       $  133.0       $ 112.5      $  210.0
================================================================================

        The three-year estimate includes expenditures for construction of new facilities to meet anticipated demand for service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Approximately $0.9 million of the Company's construction expenditures budgeted for 1998 are to comply with environmental laws and regulations. The Company's construction program was developed to support an anticipated peak demand growth of one to two percent annually and to maintain minimum capacity reserve margins as stipulated by the Southwest Power Pool. See "Rate Structure, Load Growth and Related Matters."

         The Company intends to meet its customers' increased electricity needs during the foreseeable future primarily by maintaining the reliability and increasing the utilization of existing capacity. The Company's current resource strategy includes the reactivation of existing plants and the addition of peaking resources. The Company does not anticipate the need for another base-load plant in the foreseeable future.

        The Company's ability to sell additional securities on satisfactory terms to meet its capital needs is dependent upon numerous factors, including general market conditions for utility securities, which will impact the Company's ability to meet earnings tests for the issuance of additional first mortgage bonds and preferred stock. Based on earnings for the twelve months ended December 31, 1997, and assuming an annual interest rate of 7.6 percent, the Company could issue more than $1.0 billion in principal amount of additional first mortgage bonds under the earnings test contained in the Company's Trust Indenture (assuming adequate property additions were available). Under the earnings test contained in the Company's Restated Certificate of Incorporation and assuming none of the foregoing first mortgage bonds are issued, more than $0.9 billion of additional preferred stock at an assumed annual dividend rate of
6.8 percent could be issued as of December 31, 1997. As explained below, the Company's Trust Indenture is expected to be discharged and no longer in effect in April 1998.

        The Company will continue to use short-term borrowings to meet the temporary cash requirements of the Company. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The maximum amount of outstanding short-term borrowings during 1997 was $129.3 million.

        In October 1995, the Company changed its primary method of long-term debt financing from issuing first mortgage bonds under its First Mortgage Bond Trust Indenture to issuing Senior Notes under a new Indenture (the "Senior Note Indenture"). Each series of Senior Notes issued under the Senior Note Indenture was secured in essence by a series of first mortgage bonds (the "Back-up First Mortgage Bonds"), subject to the condition that, upon retirement or redemption of all first mortgage bonds issued prior to October 1995 (the "Prior First
Mortgage Bonds"), each series of Back-up First Mortgage Bonds would automatically be canceled. In April 1998, all of the Prior First Mortgage Bonds will have been redeemed or retired with the result that no first mortgage bonds will remain outstanding. At that time, the Company will cancel its First Mortgage Bond Trust Indenture and cause the related first mortgage lien currently on substantially all of its properties to be discharged and released. The Company expects to have more flexibility in future financings under its Senior Note Indenture than existed under the First Mortgage Bond Trust Indenture.

        In accordance with the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA") (see "Regulation and Rates - National Energy Legislation"), the Company is obligated to purchase 110 megawatts of capacity annually from Smith Cogeneration, Inc. and 320 megawatts annually from Applied Energy Services, Inc., another qualified cogeneration facility. In 1986, a contract was signed with Sparks Regional Medical Center to purchase energy not needed by the hospital from its nominal seven megawatt cogeneration facility. In 1987, the Company signed a contract to purchase up to 110 megawatts of capacity from Mid-Continent Power Company ("MCPC"). This obligation to purchase capacity began in 1998, but the Company has no obligation to purchase energy. Energy Corp. is seeking to obtain ownership of this cogeneration facility and, as part of the transaction, to amend the existing power purchase agreement. See "Regulation and Rates".

        The Company's financial results continue to depend to a large extent upon the tariffs it charges customers and the actions of the regulatory bodies that set those tariffs, the amount of energy used by its customers, the cost and availability of external financing and the cost of conforming to government regulations.

REGULATION AND RATES

        The Company's retail electric tariffs in Oklahoma are regulated by the Oklahoma Corporation Commission ("OCC"), and in Arkansas by the APSC. The issuance of certain securities by the Company is also regulated by the OCC and the APSC. The Company's wholesale electric tariffs, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"). The Secretary of the Department of Energy has jurisdiction over some of the Company's facilities and operations.

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

        For the year ended December 31, 1997, approximately 88 percent of the Company's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC, and five percent to the FERC.

        RECENT  REGULATORY  MATTERS:  In  January  1998,  the  Company  filed an
        ---------------------------
application with the OCC seeking approval to revise an existing cogeneration contract with MCPC, a cogeneration plant near Pryor, Oklahoma. Under PURPA, the Company was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required the Company to purchase peaking capacity from the plant for 10 years beginning in 1998 -- whether the capacity was needed or not. In December 1997, Energy Corp. agreed to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the MCPC plant. As part of the transaction, the duration of the existing cogeneration contract with the Company would be reduced from 10 years ending December 31, 2007, to four and one half years ending June 30, 2002. If the transaction is approved by the necessary regulatory agencies and is consummated, the Company estimates that it will provide aggregate savings for its Oklahoma customers of approximately $46 million as compared to the existing cogeneration contract. On March 13, 1998, the OCC issued its order granting the relief requested by the Company. Additional regulatory approvals of the FERC and the APSC, among others, are needed to complete the transaction.

        On February 11, 1997, the OCC issued an order that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. The order also directed the Company to transition to competitive bidding of its gas transportation requirements currently met by Enogex no later than April 30, 2000, and set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million until competitively-bid gas transportation begins. Other pipelines seeking to compete with Enogex for the Company's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with the Company's gas-fired generating stations.

        The Order also contained a Generation Efficiency Performance Rider ("GEP Rider"), which is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel comes in below 96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeds 103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that average from Oklahoma customers.

        The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the FERC. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1997, the GEP Rider increased revenues by approximately $18.0 million, or approximately $0.28 per share. The current GEP Rider is estimated to positively impact revenue by $27 million, or approximately $0.41 per share during the 12 months ending June 1998.

        As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). If implemented as proposed, the Act will significantly affect the Company's future operations.

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

        The primary goals of a restructured electric utility industry, as set forth in Section 2 of the Act, are as follows:

        l. To reduce the cost of electricity for as many consumers as possible, helping industry to be more competitive, to create more jobs in Oklahoma and help lower the cost of government by reducing the amount and type of regulation now paid for by taxpayers;

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

        Sections 4, 5 and 6 of the Act are designed to implement the goals of the Act and provide for various studies and task forces to assess the issues and consequences associated with the proposed restructuring of the electric utility industry. In Section 4, the OCC is directed to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma including, but not limited to, the issues set forth in Section 4, and to develop a proposed electric utility framework for Oklahoma under the direction of the Joint Electric Utility Task Force (which task force is described below). However, the OCC is prohibited from promulgating orders relating to the restructuring without prior authorization of the Oklahoma Legislature. Also, in developing a framework for a restructured electric utility industry, the OCC is to adhere to fourteen principles set forth in Section 4, including the following:

        1. Appropriate rules shall be promulgated, ensuring that reliable and safe electric service is maintained.

        2. Consumers shall be allowed to choose among retail electric energy suppliers to help ensure competitive and innovative markets. A process should be established whereby all retail consumers are permitted to choose their retail electric energy suppliers by July 1, 2002.

        3. When consumer choice is introduced, rates shall be unbundled to provide clear price information on the components of generation, transmission and distribution and any other ancillary charges. Charges for public benefit programs currently authorized by statute or the OCC, or both, shall be unbundled and appear in line item format on electric bills for all classes of consumers.

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

        8. The OCC shall consider the establishment of a distribution access fee to be assessed to all consumers in Oklahoma connected to electric distribution systems regulated by the OCC. This fee shall be charged to cover social costs, capital costs, operating costs, and other appropriate costs associated with the operation of electric distribution systems and the provision of electric services to the retail consumer.

        9. Electric utilities have traditionally had an obligation to provide service to consumers within their established service territories and have entered into contracts, long-term investments and federally mandated cogeneration contracts to meet the needs of consumers. These investments and contracts have resulted in costs which may not be recoverable in a competitive restructured market and thus may be "stranded." Procedures shall be established for identifying and quantifying stranded investments and for allocating costs; and mechanisms shall be proposed for recovery of an appropriate amount of prudently incurred, unmitigable and verifiable stranded costs and investments. As part of this process, each entity shall be required to propose a recovery plan which establishes its unmitigable and verifiable stranded costs and investments and a limited recovery period designed to recover such costs expeditiously, provided that the recovery period and the amount of qualified transition costs shall yield a transition charge which shall not cause the total price for electric power, including transmission and distribution services, for any consumer to exceed the cost per kilowatt-hour paid on the effective date of this Act during the transition period. The transition charge shall be applied to all consumers including direct access consumers, and shall not disadvantage one class of consumer or supplier over another, nor impede competition and shall be allocated over a period of not less than three (3) years nor more than seven (7) years.

        10. It is the intent that all transition costs shall be recovered by virtue of the savings generated by the increased efficiency in markets brought about by restructuring of the electric utility industry. All classes of consumers shall share in the transition costs.

        Subject to the principles set forth in Section 4, the OCC is directed to prepare a four-part study to be delivered to the Joint Electric Utility Task Force (the "Joint Task Force"). The first part of the study, which was due February 1, 1998, is to address independent operation issues. The second part, which is due December 31, 1998, is to address technical issues, such as reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power. The third part of the study is due December 31, 1999, and is to address financial issues, including rates, charges, access fees, transition costs and stranded costs. The final part of the study is due August 31, 2000 and is to cover consumer issues, such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards.

        Section 5 of the Act directs the Oklahoma Tax Commission to study and submit a report to the Joint Task Force by December 31, 1998, on the impact of the restructuring of the electric utility industry on state tax revenues and all other facets of the current utility tax structure on the state and all political subdivisions of the state. The Oklahoma Tax Commission is precluded from issuing any rules on such matters without the approval of the Oklahoma Legislature or the Joint Task Force. Also, in the event a uniform tax policy that allows all competitors to be taxed on a fair and equitable basis is not established on or before July 1, 2002, then the effective date for implementing customer choice of retail electric suppliers shall be extended until a uniform tax policy is established.

        Section 6 creates the Joint Task Force, which shall consist of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives. The Joint Task Force is to direct and oversee the studies of the OCC and Oklahoma Tax Commission set forth in Sections 4 and 5 of the Act. The Joint Task Force is permitted to make final recommendations to the Governor and Oklahoma Legislature. The Joint Task Force is also empowered to retain consultants to study the creation of an Independent System Operator, which would coordinate the physical supply of electricity throughout Oklahoma and maintain reliability, security and stability of the bulk power system. In addition, such study shall assess the benefits of establishing a power exchange that would operate as a power pool allowing power producers to compete on common ground in Oklahoma. In fulfilling its tasks, the Joint Task Force can appoint advisory councils made up of electric utilities, regulators, residential customers and other constituencies.

        Section 7 provides generally that, with respect to electric distribution providers, no customer switching will be allowed from the effective date of the Act until July 1, 2002, except by mutual consent. It also provides that any municipality that fails to become subject to the Act will be prohibited from selling power outside its municipal limits, except from lines owned on the effective date of the Act. Section 8 sets forth the effective date of the Act as April 25, 1997.

        A new bill was introduced in the State Senate in the 1998 legislative session and was passed by a State Senate committee in February 1998. This bill, if adopted, would modify the Act by (i) directing the Joint Task Force, instead of the OCC, to conduct the required studies and (ii) accelerating the deadlines for completion of such studies to October 1, 1999.

        The Company intends to actively participate in the restructuring of the electric utility industry in Oklahoma and to remain a competitive supplier of electricity. However, due to the early stages of the process, the Company cannot predict the impact that the restructuring will have on its operations in the future. The Company continues to be generally supportive of the restructuring efforts in Oklahoma. However, the Company believes that federal legislation mandating retail competition in all states is appropriate to ensure that its ability to compete for retail customers of other suppliers is commensurate with the ability of such suppliers to compete for the Company's jurisdictional customers in Oklahoma.

        In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. Among the topics to be considered are competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company intends to participate actively in these proceedings.

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

        In 1994, the Company underwent a significant restructuring effort and redesign of its operations to more favorably position itself for the competitive electric utility environment. As part of this process, OG&E implemented a Voluntary Early Retirement Package ("VERP") and a severance package that reduced its workforce by approximately 900 employees. The Company incurred $63.4 million of restructuring costs in 1994. Pending an OCC order, the Company deferred the costs associated with the VERP and severance package in the third quarter of 1994. Between August 1 and December 31, 1994, the amount deferred was reduced by approximately $14.5 million. In response to an application filed by the Company on August 9, 1994, the OCC issued an order on October 26, 1994, that permitted the Company to amortize the December 31, 1994, regulatory asset of $48.9 million over 26 months and reduced the Company's electric rates during such period by approximately $15 million annually, effective January 1995. In 1997, 1996 and 1995, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million.

        On February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996) and that the Company file a cost of service study with the APSC. While the Company does not agree that any refund is appropriate, it is in the process of evaluating and responding to the staff's position.

        AUTOMATIC FUEL ADJUSTMENT CLAUSES:  Variances in the actual cost of fuel
        ---------------------------------
used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are charged to substantially all of the Company's electric customers through automatic fuel adjustment clauses, which are subject to periodic review by the OCC, the APSC and the FERC.

        NATIONAL   ENERGY    LEGISLATION:    Federal   law   imposes    numerous
        --------------------------------
responsibilities and requirements on the Company. The PURPA requires electric utilities, such as the Company, to purchase electric power from, and sell electric power to, qualified cogeneration facilities and small power production facilities ("QFs"). Generally stated, electric utilities must purchase electric energy and production capacity made available by QFs at a rate reflecting the cost that the purchasing utility can avoid as a result of obtaining energy and production capacity from these sources; rather than generating an equivalent amount of energy itself or purchasing the energy or capacity from other suppliers. The Company has entered into agreements with four such cogenerators. See "Finance and Construction." Electric utilities also must furnish electric energy to QFs on a non-discriminatory basis at a rate that is just and reasonable and in the public interest and must provide certain types of service which may be requested by QFs to supplement or back up those facilities' own generation.

        The Energy Policy Act of 1992 ("EPAct") has resulted in some significant changes in the operations of the electric utility industry and the federal policies governing the generation, transmission and sale of electric power. The EPAct, among other things, authorized the FERC to order transmitting utilities to provide transmission services to any electric utility, Federal power marketing agency, or any other person generating electric energy for sale or resale, at transmission rates set by the FERC. The EPAct also is designed to promote competition in the development of wholesale power generation in the electric industry. It exempts a new class of independent power producers from regulation under the Public Utility Holding Company Act of 1935.

        In April 1996, FERC issued two final rules, Orders 888 and 889, which have had a significant impact on wholesale markets. These orders were subsequently amended in orders issued in March and November 1997. These orders have been appealed by many entities, including representatives of the states, the electric utility industry and consumers. Order 888 set forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS," formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS.

        The Company is complying with these rules from the FERC. To implement the requirements of Order 888, as amended, the Company has filed an Open Access Transmission Tariff ("OATT"), the Company's original OATT, which was accepted for filing by FERC on June 11, 1997, had an effective date of July 9, 1996. The Company filed an updated OATT on July 30, 1997 to comply with FERC's changes to Order 888. That filing remains pending before FERC. Among other things, the OATT includes network transmission service ("NTS") to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how the Company has historically integrated its load and resources. Under NTS, the Company and participating customers share the total annual transmission cost, net of related transmission revenues, based upon each company's share of the total system load.

        On December 27, 1996, the Company submitted, in accordance with Order 889, "Standards of Conduct" governing interactions between its transmission-function employees and its wholesale merchant-function employees. On March 12, 1998, the FERC issued an order requiring the Company and many other utilities to submit revised Standards of Conduct. In accordance with the FERC's directive, revised Standards will be submitted in April 1998. Generally speaking, the FERC has required only that the Company provide a more detailed version of the Standards it has already submitted, or that the Standards reflect changes required by amendments to Order 889 that occurred after the Company originally submitted its Standards. Management expects minimal annual expense increases, as a result of Orders 888 and 889.

        Orders 888 and 889 are cornerstones of the FERC's efforts to encourage competition in the wholesale electric power market. As part of its own efforts to better its competitive position in the wholesale market, the Company on November 3, 1997 sought from the FERC authority to sell capacity and energy at "market-based," negotiated rates. The Company was granted market-based rate authority on December 18, 1997, subject to certain restrictions on interactions with its affiliates. For example, the Company is prohibited from selling power to its affiliates under its market-based rate schedule without separate approval from the FERC. Such restrictions on affiliate interactions, which are intended to prevent affiliate abuse, are the norm for traditional utilities with market-based rate authority.

        Enogex's newly formed subsidiary, OGE Energy Resources, Inc. ("OERI") is a power marketer that received market-based rate authority in 1997. OERI is an indirect wholly-owned subsidiary of the Company's parent, OGE Energy Corp. and, as a result, is an affiliate of the Company. Like the Company, OERI is subject to certain restrictions on its dealings with the Company, such as the prohibition on sales to the Company without separate approval from the FERC. OERI is authorized to "broker" power purchases and sales for the Company, again subject to certain restrictions. These restrictions, which are intended to prevent affiliate abuse are the norm for power marketers with traditional utility affiliates.

        As discussed previously, Oklahoma enacted legislation that will restructure the electric utility industry in Oklahoma by July 2002, assuming that all the conditions in the legislation are met. This legislation would deregulate the Company's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", with respect to the related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $32 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

        The enacted Oklahoma legislation does not affect the Company's electric transmission and distribution assets and the Company believes that the continued use of SFAS No. 71 with respect to the related regulatory assets is appropriate. However, if utility regulators in Oklahoma and Arkansas were to adopt regulatory methodologies in the future that are not based on cost-of-service, the continued use of SFAS No. 71 with respect to the regulatory assets related to the electric transmission and distribution assets may no longer be appropriate.

        Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets, including those related to generation, are probable of future recovery.

        The  EPAct,  the  actions of the FERC,  the  restructuring  proposal  in
Oklahoma, the Arkansas proceedings and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. Past actions include the redesign and restructuring effort in 1994 and continuing actions to reduce fuel costs, improvements in customer service and efforts to improve the

Company's electric transmission and distribution network to reduce outages, all of which enhance the Company's ability to deliver electricity competitively.

RATE STRUCTURE, LOAD GROWTH
AND RELATED MATTERS

        Two of the Company's primary goals are: (i) to increase electric revenues by attracting and expanding job-producing businesses and industries; and (ii) to encourage the efficient electrical energy use by all of our customers. In order to meet these goals, the Company has reduced and restructured its rates to its customers. At the same time, the Company has implemented numerous energy efficiency programs and tariff schedules. In 1997, these programs and schedules included: (i) elimination of the Low Use Residential Service rate (because it did not effectively reach those customers it was intended to serve); (ii) an increased level of Company funding to the
LIHEAP assistance program (the LIHEAP program helps low income residential customers meet their winter heating needs with lower electrical heating energy costs); (iii) the "Surprise Free Guarantee" program, which guarantees residential customers comfort and annual energy consumption for heating, cooling and water heating for new homes built to energy efficient standards; (iv) the elimination of the PEAKS program (a program that helped reduce the summer residential air conditioning peak) because continuation of this program was not cost effective as compared to other alternatives; (v) a load curtailment rate for industrial and commercial customers who can demonstrate a load curtailment of at least 500 kilowatts (the minimum load of the curtailment rate was raised in the February 11, 1997, OCC order); and (vi) the time-of-use rate schedules for various commercial, industrial and residential customers designed to shift energy usage from peak demand periods during the hot summer afternoons to non-peak hours.

        The Company implemented a Real Time Pricing ("RTP") pilot program, for industrial and commercial customers that can meet the requirements of the tariff. This tariff gives customers additional options on total kilowatt hour growth and the control of growth of peak demand. Real Time Pricing is a tariff option which prices electricity so that current price varies hourly with short notice to reflect current expected costs. The RTP technique will allow a measure of competitive pricing, a broadening of customer choice, the balancing of electricity usage and capacity in the short and long term, and the helping of customers in control of their costs.

        The Company's 1997 marketing efforts included geothermal heat pumps, electrotechnologies, an electric food service promotion and a heat pump promotion in the residential, commercial and industrial markets. The Company works closely with individual customers to provide the best information on how current technologies can be combined with the Company's marketing programs to maximize the customer's benefit.

        Other recent efforts to improve the Company's services included the implementation of a new customer service telephone system, capable of handling approximately ten times more calls simultaneously than the prior system and implementation of a Company-wide enterprise software system that, besides being Year 2000 compliant, enables the Company to obtain extensive business information on nearly a real-time basis. Also, the Company is in the process of implementing a new outage management system that should improve the Company's ability to restore service, and a new mapping system that, when completed, will provide the Company up to date information on its transmission and distribution assets.

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

FUEL SUPPLY

        During 1997, approximately 81 percent of the Company-generated energy was produced by coal-fired units and 19 percent by natural gas-fired units. It is estimated that the fuel mix for 1998 through 2002, based upon expected generation for these years, will be as follows:

                   1998       1999       2000       2001       2002
--------------------------------------------------------------------------------
Coal.............  80%        80%        79%        79%        79%
Natural Gas......  20%        20%        21%        21%        21%


        The decline in the percentage of coal-fired generation relative to total generation will result from projected increases in natural gas-fired generation, not a reduction in Kwh of coal-fired generation.

        The average cost of fuel used, by type, per million Btu for each of the 5 years was as follows:

                   1997       1996       1995        1994      1993
--------------------------------------------------------------------------------
Coal...........   $0.84      $0.83      $0.83       $0.78     $1.16
Natural Gas....   $3.60      $3.61      $3.19       $3.58     $3.64
Weighted Avg...   $1.39      $1.45      $1.41       $1.58     $1.92

        A portion of the fuel cost is included in base rates and differs for each jurisdiction. The portion of these costs that is not included in base rates is recovered through automatic fuel adjustment clauses. See "Regulation and Rates - Automatic Fuel Adjustment Clauses."

COAL-FIRED UNITS: All Company coal units, with an aggregate  capability of 2,530
----------------
megawatts, are designed to burn low sulfur western coal. The Company purchases coal under a mix of long- and short-term contracts. During 1997, the Company purchased 9.6 million tons of coal from the following Wyoming suppliers: Amax Coal West, Inc., Caballo Rojo, Inc., Kennecott Energy Company, Thunder Basin Coal Company and Powder River Coal Company. The combination of all coals has a weighted average sulfur content of 0.3 percent and can be burned in these units under existing federal, state and local environmental standards (maximum of 1.2 pounds of sulfur dioxide per million Btu) without the addition of sulfur dioxide removal systems. Based upon the average sulfur content, the Company units have an approximate emission rate of 0.63 pounds of sulfur dioxide per million Btu. In anticipation of the more strict provisions of Phase II of the Clean Air Act starting in the year 2000, the Company has contracts in place that will allow for a supply of very low sulfur coal from suppliers in the Powder River Basin to meet the new sulfur dioxide standards.

        During 1997, rail congestion on the Union Pacific Railroad caused a coal shortage among many of the utilities in the Southwest Power Pool and the state of Texas. As a result, the Company depleted its coal stockpiles and was forced to take some coal conservation measures in November and December. Since that time, rail service has improved. During 1997 and 1996, the Company used larger unit trains with a maximum of 135 cars instead of a maximum of 112 cars in unit train service to the Muskogee generating station. Increasing the unit train size allows for an increase of delivered tons by approximately 21 percent. The combination of high volume, aluminum design and increased train size to the Muskogee generating station reduces the number of trips from Wyoming by approximately 29 percent. The Company continued its efforts to maximize the utilization of its coal units by optimizing the boiler operations at both the Sooner and Muskogee generating plants, resulting in a record capacity factor of approximately 79 percent. See "Environmental Matters" for a discussion of an environmental proposal that, if implemented as proposed, could inhibit the Company's ability to use coal as its primary boiler fuel.

GAS-FIRED UNITS:  For calendar year 1998,  the Company  expects to acquire less
----------------
than 2 percent of its gas needs from long-term gas purchase contracts. The remainder of the Company's gas needs during 1998 will be supplied by contracts with at-market pricing or through day-to-day purchases on the spot market.

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

                              ENVIRONMENTAL MATTERS

        The  Company's   management  believes  all  of  its  operations  are  in
substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $42.6 million during 1998, compared to approximately $48.8 million utilized in 1997. Approximately $0.9 million of the Company's construction expenditures budgeted for 1998 are to comply with environmental laws and regulations. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.


        As required by Title IV of the Clean Air Act Amendments of 1990 ("CAAA"), the Company has completed installation and certification of all required continuous emissions monitors ("CEMs") at its generating stations. The Company submits emissions data quarterly to the Environmental Protection Agency ("EPA") as required by the CAAA. Phase II sulfur dioxide ("SO2") emission requirements will affect the Company beginning in the year 2000. Based on current information the Company believes it can meet the SO2 limits without additional capital expenditures. In 1997 the Company emitted 61,475 tons of SO2.

        With respect to the nitrogen oxide ("NOx") regulations of Title IV of the CAA, the Company committed to meeting a 0.45 lbs/mm Btu NOx emission level in 1997. As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. The Company's average NOx emissions for 1997 was 0.38 lbs/mm Btu.


        The  Company  has  submitted   all  of  its  required   Title  V  permit
applications. As a result of the Title V Program the Company paid approximately $0.3 million in fees in 1997.

        Other potential air regulations have emerged that could impact the Company. The Ozone Transport Assessment Group ("OTAG") studied long range transport of ozone and its precursors across a thirty-seven state area. The study was completed in 1997 but as a result of the efforts of the Company and others, Oklahoma was exempted from any OTAG emission reduction requirements. If reductions had been required in Oklahoma, the Company could have been forced to reduce its NOx emissions even further from the limits imposed by Title IV of the Act.

        EPA has finalized revisions to the ambient ozone and particulate standards. Based on historic data and EPA projections, Tulsa and Oklahoma counties would fail to meet the proposed standard for ozone. In addition, Muskogee, Kay, Tulsa and Comanche counties in Oklahoma would fail to meet the standard for particulate matter. If reductions are required in Muskogee, Kay and Oklahoma counties, significant capital expenditures could be required by the Company.

        In December 1997, the United States agreed to a global treaty for the reduction of greenhouse gases that contribute to global warming. The U.S. committed to a 7 percent reduction in carbon dioxide from the 1990 levels. If the Senate ratifies the treaty, this reduction could have a significant impact on the Company's use of coal as a boiler fuel. Based on current load and fuel budget projections, a 7 percent reduction of greenhouse gases would require the Company to substantially increase gas burning in the year 2008 and to significantly reduce its use of coal as a boiler fuel. Since there are numerous issues which will affect how this reduction would be implemented, if at all, the cost to the Company to comply with this reduction cannot be estimated at this time, but is expected to be substantial.

        The Company has and will continue to seek new pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 1997 the Company obtained refunds of approximately
$0.5 million from its recycling efforts. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to reuse of existing materials. Similar savings are anticipated in future years.

        The Company has made application for renewal of all of its National Pollutant Discharge Elimination System ("NPDES") permits. The Company has received two of the permits in final form and the others are pending regulatory action. It is anticipated, because of regulation changes, that all of the permits when finally issued will offer greater operational flexibility than those in the past.

        The Company has requested from the State agency responsible for the development of Water Quality Standards removal of the agriculture beneficial use classification from one of its cooling water reservoirs. Without removal of this classification, the facility could be subjected to standards that will require costly treatment and/or facility reconfiguration. It is anticipated that the request for the removal of this classification will be successful.

        The Company remains a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous and toxic waste. See "Item 3. Legal Proceedings."

        The Company has and will continue to evaluate the impact of its operations on the environment. As a result, contamination on Company property will be discovered from time to time. One site identified as having been contaminated by historical operations was addressed during 1997. Remedial options based on the future use of this site are being pursued with appropriate regulatory agencies. The cost of these actions has not had and is not anticipated to have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. PROPERTIES.
------------------

        The Company owns and operates an interconnected electric production, transmission and distribution system, located in Oklahoma and western Arkansas, which includes eight active generating stations with an aggregate active capability of 5,647 megawatts. The following table sets forth information with respect to present electric generating facilities, all of which are located in
Oklahoma:

                                                      Unit            Station
                                   Year            Capability        Capability
Station  &  Unit      Fuel      Installed         (Megawatts)       (Megawatts)
----------------      ----      ---------         ------------      -----------

Seminole       1      Gas          1971               549
               2      Gas          1973               507
               3      Gas          1975               500               1,556

Muskogee       3      Gas          1956               184
               4      Coal         1977               500
               5      Coal         1978               500
               6      Coal         1984               515               1,699

Sooner         1      Coal         1979               505
               2      Coal         1980               510               1,015

Horseshoe      6      Gas          1958               178
Lake           7      Gas          1963               238
               8      Gas          1969               404                 820

Mustang        1      Gas          1950                58            Inactive
               2      Gas          1951                57            Inactive
               3      Gas          1955               122
               4      Gas          1959               260
               5      Gas          1971                64                 446

Conoco         1      Gas          1991                26
               2      Gas          1991                26                  52

Arbuckle       1      Gas          1953                74            Inactive

Enid           1      Gas          1965                12
               2      Gas          1965                12
               3      Gas          1965                12
               4      Gas          1965                12                  48

Woodward       1      Gas          1963                11                  11
                                                                     ---------
Total Active Generating Capability (all stations)                       5,647
                                                                     =========

        At December 31, 1997, the Company's transmission system included: (i) 65 substations with a total capacity of approximately 15.5 million kVA and approximately 4,003 structure miles of lines in Oklahoma; and (ii) six substations  with  a  total  capacity  of  approximately  1.9  million  kVA  and approximately 241 structure miles of lines in Arkansas. The Company's distribution system included: (i) 301 substations with a total capacity of approximately 4.1 million kVA, 19,896 structure miles of overhead lines, 1,585 miles of underground conduit and 6,502 miles of underground conductors in Oklahoma; and (ii) 30 substations with a total capacity of approximately 617,500 kVA, 1,642 structure miles of overhead lines, 154 miles of underground conduit and 353 miles of underground conductors in Arkansas.

        Substantially all of the Company's electric facilities are subject to a direct first mortgage lien under the Trust Indenture securing the Company's first mortgage bonds. The Trust Indenture and related lien are expected to be discharged in April 1998.

        During the three years ended December 31, 1997, the Company's gross property, plant and equipment additions approximated $300 million and gross retirements approximated $89 million. These additions were provided by internally generated funds. The additions during this three-year period amounted to approximately 8.2 percent of total property, plant and equipment at December 31, 1997.

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

        On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. On September 8, 1997, the United States Magistrate Judge recommended the Defendant's motion to dismiss or for summary judgment should be granted and that the case be dismissed in its entirety and judgment entered for the Company. The United States District Judge accepted the recommendation of the Magistrate and granted the motion to dismiss or summary judgment. Plaintiffs have filed an appeal which is pending with the Tenth Circuit Court of Appeals.

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

        On February 15, 1996, the Company elected to participate in the de minimis settlement of EPA's Administrative Order on Consent. This would limit the Company's financial obligation and also would eliminate its involvement in the design and implementation of the site remedy. A third party is currently contesting the Company's participation as a de minimis party. Regardless of the outcome of this issue, the Company believes that its ultimate liability for this site will not be material primarily due to the limited volume of waste sent by the Company to the site.

        4. As previously reported, on September 18, 1996, Trigen - Oklahoma City Energy Corporation ("Trigen") sued OG&E in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. Trigen alleged six causes of action: (i) monopolization in violation of Section 2 of the Sherman Act; (ii) attempt to monopolize in violation of Section 2 of the Sherman Act; (iii) acts in restraint of trade in violation of Oklahoma law, 79 O.S. 1991, ss. 1; (iv) discriminatory sales in violation of 79 O.S. 1991, ss. 4; (v) tortious interference with contract; and (vi) tortious interference with a prospective economic advantage. Trigen seeks actual damages of at least $7 million, trebled, together with its costs, pre-and post-judgment interest and attorney fees, in connection with each of the first four counts. It seeks actual damages of at least $7 million, plus punitive damages together with its costs, pre-and post-judgment interest and attorney fees, in connection with each of the remaining counts. Trigen also seeks permanent injunctive relief against the alleged Sherman Act violations and against the Company's alleged practice of offering cooling services to customers in Oklahoma City in the form of RTP-priced electricity "bundled" together with financing, construction, and/or other consulting services at guaranteed rates.

        The Company filed an answer and counterclaim on November 7, 1996 asserting that Trigen made false claims, misrepresented facts, published false statements and other defamatory conduct which damaged the Company, and asserting violation of the Oklahoma Deceptive Trade Practices Act. The Company seeks punitive and actual damages. While the Company cannot predict the outcome of this proceeding, the Company believes that it will not have a material adverse effect on its consolidated financial position or results of operations.

        5. As previously reported, the State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63. On February 24, 1997, the taxpayers instituted litigation against the Company and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by the Company to its ratepayers in compliance with an Order of the OCC which Plaintiffs allege was illegal. Plaintiffs allege the refunds should have been paid into the state Unclaimed Property Fund. In June 1997, the Company's Motion for Summary Judgment was granted. Plaintiffs have appealed. Management believes that the lawsuit is without merit and will not have a material adverse effect on the Company's financial position or its results of operations.

        6. As reported, the City of Enid, Oklahoma ("Enid") through its City Council, notified the Company of its intent to purchase the Company's electric distribution facilities for Enid and to terminate the Company's franchise to provide electricity within Enid as of June 26, 1998. On August 22, 1997, the City Council of Enid adopted Ordinance No. 97-30, which in essence granted the Company a new 25-year franchise subject to approval of the electorate of Enid on November 18, 1997. In October 1997, eighteen residents of Enid filed a lawsuit against Enid, the Company and others in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-829-01. Plaintiffs seek a declaration holding that (a) the Mayor of Enid and the City Council breached their fiduciary duty to the public and violated Article 10, Section 17 of the Oklahoma Constitution by allegedly "gifting" to the Company the option to acquire the Company's electric system when the City Council approved the new franchise by Ordinance No. 97-30;
(b) the subsequent approval of the new franchise by the electorate of the City of Enid at the November 18, 1997, franchise election cannot cure the alleged breach of fiduciary duty or the alleged constitutional violation; (c) violations of the Oklahoma Open Meetings Act occurred and that such violations render the resolution approving Ordinance No. 97-30 invalid; (d) the Company's support of the Enid Citizens' Against the Government Takeover was improper; (e) the Company has violated the favored nations clause of the existing franchise; and (f) the City of Enid and the Company have violated the competitive bidding requirements found at 11 O.S. ss. 35-201, et seq. Plaintiffs seek money damages against the Defendants under 62 O.S. ss. 372 and 373. Plaintiffs allege that the action of the City Council in approving the proposed franchise allowed the option to purchase the Company's property to be transferred to the Company for inadequate consideration. Plaintiffs demand judgment for treble the value of the property allegedly wrongfully transferred to the Company. On October 28, 1997, another resident filed a similar lawsuit against the Company, Enid and the Garfield County Election Board in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-852-01. However, Case No.CJ-97-852-01 was dismissed without prejudice in December 1997. On December 8, 1997, the Company filed a Motion to Dismiss Case No. CJ-97-829-01 for failures to state claims upon which relief may be granted. This motion is currently pending.

While the Company cannot predict the precise outcome of these proceedings, the Company believes at the present time that the lawsuits are without merit and intends to vigorously defend this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         None

EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------

        The following persons were Executive Officers of the Registrant as of March 15, 1998:

        Name                     Age                    Title
--------------------             ---        --------------------------------

Steven E. Moore                  51         Chairman of the Board, President
                                              and Chief Executive Officer

Al M. Strecker                   54         Senior Vice President - Finance
                                              and Administration

Melvin D. Bowen, Jr.             56         Vice President - Power Delivery

Jack T. Coffman                  54         Vice President - Power Supply

Michael G. Davis                 48         Vice President - Marketing and
                                              Customer Services

Irma B. Elliott                  59         Vice President and
                                              Corporate Secretary

James R. Hatfield                40         Vice President and Treasurer

Donald R. Rowlett                40         Controller Corporate Accounting

Don L. Young                     57         Controller Corporate Audits

        No family relationship exists between any of the Executive Officers of the Registrant. Each Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 21, 1998.

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


Melvin D. Bowen, Jr.           1994-Present:   Vice President -
                                                 Power Delivery
                               1992-1994:      Metro Region
                                                 Superintendent


Jack T. Coffman                1994-Present:   Vice President -
                                                 Power Supply
                               1992-1994:      Manager - Generation
                                                 Services

                                       23

         Name                                  Business Experience
--------------------------     -------------------------------------------

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


Irma B. Elliott                1996-Present:   Vice President and
                                                 Corporate Secretary -
                                                 Energy Corp.
                               1996-Present:   Vice President and
                                                 Corporate Secretary
                               1992-1996:      Corporate Secretary


James R. Hatfield              1997-Present:   Vice President and
                                                 Treasurer - Energy
                                                 Corp.
                               1997-Present:   Vice President and
                                                 Treasurer
                               1994-1997:      Treasurer
                               1994:           Vice President - Investor
                                                 Relations & Corporate
                                                 Secretary - Aquila Gas
                                                 Pipeline Corporation
                                                 (an intrastate gas
                                                 pipeline subsidiary of
                                                 UtiliCorp United Inc.)
                               1992-1993:      Assistant Treasurer -
                                                 UtiliCorp United Inc.
                                                 (an electric and
                                                 natural gas utility
                                                 company)


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


Don L. Young                   1996-Present:   Controller Corporate Audits
                               1992-1996:      Controller


                                       24

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS.
-------------------

        Currently, all Company common stock, 40,378,745 shares, is held by Energy Corp. Therefore, there is no public trading market for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

                                 HISTORICAL DATA

                                                              As Restated - See Note 1
                                                        to Consolidated Financial Statements
                                                       ---------------------------------------------------
                                             1997         1996          1995         1994           1993
                                         -----------------------------------------------------------------
SELECTED FINANCIAL DATA
  (DOLLARS IN THOUSANDS EXCEPT
   FOR PER SHARE DATA)
  Operating revenues..................   $1,191,691    $1,200,337    $1,168,287   $1,196,898    $1,282,817
  Operating expenses..................    1,016,974     1,022,988       987,270    1,016,074     1,106,820
                                         -----------   -----------   -----------  -----------   -----------
  Operating income....................      174,717       177,349       181,017      180,824       175,997
  Other income and deductions.........        2,224          (914)        2,272          321          (873)
  Interest charges....................       55,947        59,566        70,745       67,350        70,394
                                         -----------   -----------   -----------  -----------   -----------
  Net income..........................      120,944       116,869       112,544      113,795       104,730
  Preferred dividend requirements.....        2,285         2,302         2,316        2,317         2,317
                                         -----------   -----------   -----------  -----------   -----------
  Earnings available for common.......   $  118,709    $  114,567    $  110,228   $  111,478    $  102,413
                                         ===========   ===========   ===========  ===========   ===========
  Long-term debt......................   $  691,924    $  709,281    $  723,862   $  723,667    $  748,660
  Total assets........................   $2,350,782    $2,421,241    $2,754,871   $2,782,629    $2,731,424
  Earnings per average common share...   $     2.94    $     2.84    $     2.73   $     2.76    $     2.54

CAPITALIZATION RATIOS *
  Common equity.......................        53.46%        52.57%        54.78%       54.35%        53.17%
  Cumulative preferred stock..........         3.09%         3.09%         2.92%        2.95%         2.93%


INTEREST COVERAGES *
  Before federal income taxes
      (including AFUDC)...............         4.43X         4.09X         3.49X        3.66X         3.36X
      (excluding AFUDC)...............         4.42X         4.08X         3.47X        3.64X         3.35X
  After federal income taxes
      (including AFUDC)...............         3.14X         2.94X         2.56X        2.66X         2.48X
      (excluding AFUDC)...............         3.13X         2.93X         2.55X        2.65X         2.47X
  *  These amounts do not include Enogex.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

                                                                                         Percent Change
                                                                                         From Prior Year
                                                                                         ---------------

(THOUSANDS EXCEPT PER SHARE AMOUNTS)               1997          1996          1995        1997    1996
--------------------------------------------------------------------------------------------------------
Operating revenues...........................   $1,191,690    $1,200,337     $1,168,287   (0.7)     2.7
Earnings available for common stock..........   $  118,709    $  114,567     $  110,228    3.6      3.9
Average shares outstanding...................       40,379        40,367         40,356    ---      ---
Earnings per average common share from
 continuing operations.......................   $     2.94    $     2.84     $     2.73    3.5      4.0
Dividends paid per share.....................   $     2.68    $     2.66     $     2.66    0.8      ---
========================================================================================================

        Oklahoma Gas and Electric Company (the "Company") is an operating public utility engaged in the generation, transmission, distribution, and sale of electric energy. OGE Energy Corp. ("Energy Corp.") became the parent company of the Company and its former subsidiary, Enogex Inc. ("Enogex") on December 31, 1996 in a corporate reorganization whereby all common stock of the Company was exchanged on a share-for-share basis for common stock of Energy Corp. Under this corporate structure, the new holding company serves as the parent company to the Company, Enogex and any other companies that may be formed within the organization in the future. Also, effective December 31, 1996, the Company distributed its ownership of Enogex to Energy Corp. Although Enogex continues to operate as a subsidiary of Energy Corp., for purposes of these consolidated financial statements, Enogex has been accounted for as discontinued operations and prior year consolidated financial statements have been restated to reflect that accounting. This holding company structure is intended to provide greater flexibility to take advantage of opportunities in an increasingly competitive business environment and to clearly separate the Company's electric utility business from Energy Corp.'s non-utility businesses.

        Earnings from continuing operations for 1997 increased 3.5 percent from $2.84 per share in 1996 to $2.94 per share in 1997. The increase was primarily the result of the Generation Efficiency Performance Rider ("GEP Rider"), lower interest costs and continued customer growth in the Company's service area. The GEP Rider allows the Company to retain part of the fuel savings achieved through cost efficiencies and is discussed in more detail below. The increase was partially offset by the $45 million annual rate reduction in March 1997. The 1996 increase is primarily the result of continued customer growth in the Company's service area and lower interest costs.

        The regulated utility business has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by July 1, 2002. The Arkansas Public Service Commission ("APSC") recently initiated proceedings to consider the implementation of a competitive retail market in Arkansas. These developments are described in more detail below under "Regulation; Competition."

         In 1996, the Company decided upon an enterprise-wide software future for its businesses. Enterprise software is a corporate software system designed to handle most of the Company's information processing needs and to improve work processes throughout the Company. The enterprise software system was successfully implemented throughout the Company on January 1, 1997 and is expected to significantly enhance the Company's abilities in the more competitive years ahead.

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

RESULTS OF OPERATIONS

REVENUES

                                                                                  Percent Change
                                                                                  From Prior Year
                                                                                  ---------------
(THOUSANDS)                                    1997          1996        1995       1997    1996
-------------------------------------------------------------------------------------------------
Sales of electricity to OG&E customers...   $1,168,663   $1,173,961   $1,135,720    (0.5)    3.4

Provisions for rate refund...............          ---       (1,221)      (2,437)      *       *

Sales of electricity to other utilities..       23,027       27,597       35,004   (16.6)  (21.2)
---------------------------------------------------------------------------------
     Total operating revenues............   $1,191,690   $1,200,337   $1,168,287    (0.7)    2.7
=================================================================================================

System kilowatt-hour sales...............    22,182,992  21,540,670   20,828,415     3.0     3.4

Kilowatt-hour sales to other utilities...     1,201,933   1,475,449    1,851,839   (18.5)  (20.3)
---------------------------------------------------------------------------------

     Total kilowatt-hour sales...........    23,384,925  23,016,119   22,680,254     1.6     1.5
=================================================================================================

*NOT MEANINGFUL

        Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set the Company's electric rates will continue to affect the Company's financial results. The commissions also have the authority to examine the appropriateness of the Company's recovery from its customers of fuel costs, which include the transportation fees that the Company pays Enogex for transporting natural gas to the Company's generating units. See "Regulation; Competition" and Note 9 of Notes to Consolidated Financial Statements for a discussion of the impact of the OCC's February 11, 1997, rate order on these transportation fees.

        Operating revenues decreased $8.6 million or 0.7 percent during 1997. This decrease was due to the rate reduction in March 1997 and milder weather in the first and second quarters of 1997, partially offset by continued customer growth, the effect of the GEP Rider and warmer weather in the third quarter of 1997. During 1996, operating revenues increased $32.0 million or 2.7 percent due to continued customer growth and a return to more normal weather resulting in increased system sales.

        On February 11, 1997, the OCC issued an order (the "Order") that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. This $50 million rate reduction is in addition to the $15 million rate reduction that was effective January 1, 1995 and that related to the Company workforce reduction in 1994. The Order also directed the Company to transition to competitive bidding of its gas transportation requirements, currently met by Enogex, no later than April 30, 2000, and set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million until competitively-bid gas transportation begins.

        On June 18, 1997, the Company filed documents with the OCC relating to the GEP Rider, pursuant to the Order. The GEP Rider is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel is less than 96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeds 103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that amount from Oklahoma customers.

        The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the FERC. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1997, the GEP Rider increased revenues by approximately $18.0 million, or approximately $0.28 per share. The current GEP Rider is estimated to positively impact revenue by $27 million, or approximately $0.41 per share during the 12 months ending June 1998.

EXPENSES AND OTHER ITEMS

                                                                                  Percent Change
                                                                                  From Prior Year
                                                                                  ---------------
 (DOLLARS IN THOUSANDS)                   1997         1996         1995          1997       1996
-------------------------------------------------------------------------------------------------

Fuel .............................   $   319,494   $  323,412   $  304,775         (1.2)     6.1

Purchased power...................       222,464      222,070      216,598          0.2      2.5

Other operation and maintenance...       245,943      253,176      249,873         (2.9)     1.3

Depreciation and Amortization.....       114,760      112,233      110,719          2.3      1.4

Taxes.............................       114,312      112,097      105,305          2.0      6.4
---------------------------------------------------------------------------

     Total operating expenses.....    $1,016,973   $1,022,988   $  987,270         (0.6)     3.6
=================================================================================================

        Total operating expenses decreased $6.0 million or 0.6 percent in 1997, primarily due to lower fuel costs for the production of electricity and reduced operation and maintenance expenses. These reductions were partially offset by increases in depreciation and amortization and income taxes.

        The Company's generating capability is evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. In 1997, despite a slight increase in kwh sales, fuel costs decreased $3.9 million or 1.2 percent primarily due to an increase in the percentage of coal-fired generation relative to total generation. During 1996, fuel costs increased $18.6 million or 6.1 percent because of increased generation of electricity resulting from continued customer growth and favorable weather conditions in the electric service area.

        Other operation and maintenance decreased $7.2 million or 2.9 percent in 1997, primarily due to the completion of the VERP amortization in February 1997 and costs associated with the development of the enterprise-wide software in 1996. Other operation and maintenance increased approximately $3.3 million or
1.3 percent in 1996 due to the new enterprise-wide software information processing system, increased pension expense and minor overhauls at coal-fired generating plants. The 1996 increases were partially offset by a reduction in transmission and distribution maintenance expenses.

        In 1997, income taxes increased primarily due to an increase in deferred taxes associated with depreciation. Income taxes increased in 1996 as a result of an increase in pre-tax earnings.

        Purchased power costs were $222.5 million in 1997, remaining relatively constant compared to the $222.1 million in 1996. Purchased power costs increased $5.5 million or 2.5 percent in 1996 primarily due to the availability of larger quantities of economically-priced energy from other utilities. As required by PURPA, the Company is currently purchasing power from qualified cogeneration facilities. As discussed below, the Company recently took action to restructure one of its cogeneration contracts. See related discussion of purchased power in
Note 8 of Notes to Consolidated Financial Statements.

        Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs. In addition to the February 11, 1997, OCC order, the APSC issued an order in July 1996 requiring, among other things, a $4.5 million refund; and the OCC issued an order in February 1994 requiring, among other things, a $41.3 million refund relating to the fees the Company paid Enogex. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the July 1996 and February 1994 orders.

        The Company has initiated numerous other ongoing programs that have helped reduce the cost of generating electricity over the last several years. These programs include: 1) utilizing a natural gas storage facility; 2) spot market purchases of coal; 3) renegotiated contracts for coal, gas, railcar maintenance and coal transportation; and 4) a heat-rate awareness program to produce kilowatt-hours with less fuel. Reducing fuel costs helps the Company remain competitive, which in turn helps the Company's electric customers remain competitive in a global economy.

         The increases in depreciation and amortization for 1997 and 1996 reflects higher levels of depreciable plant.

         The decrease in interest expense for 1997 was attributable to the Company retiring $15 million of 5.125 percent First Mortgage Bonds in January 1997, the successful refinancing of $306 million of long-term debt in 1997, and a lower average daily balance in short-term debt. The decrease in interest expense for 1996 was primarily attributable to the successful refinancing of approximately $300 million of long-term debt in 1995.

LIQUIDITY, CAPITAL RESOURCES AND CONTINGENCIES

        The primary capital requirements for 1997 and as estimated for 1998 through 2000 are as follows:

 (DOLLARS IN MILLIONS)                  1997       1998      1999      2000
--------------------------------------------------------------------------------
Construction expenditures

  including AFUDC..................    $100.1     $108.0    $100.0    $100.0

Maturities of long-term debt and

  sinking fund requirements........      15.0       25.0      12.5     110.0
--------------------------------------------------------------------------------

    Total..........................    $115.1     $133.0    $112.5    $210.0
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

1997 CAPITAL REQUIREMENTS AND FINANCING ACTIVITIES

        Capital  requirements  were $100.1 million in 1997.  Approximately  $1.0 million of the 1997 capital requirements were to comply with environmental regulations. This compares to capital requirements of $94 million in 1996, of which $1.3 million were to comply with environmental regulations.

        During 1997, the Company's primary source of capital was internally generated funds from operating cash flows. Operating cash flow remained strong in 1997 as internally generated funds provided financing for all of the Company's capital expenditures. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in the Company's service territory, which has a direct effect on sales of electricity.

        Short-term borrowings were used during 1997 to meet temporary cash requirements. At December 31, 1997, the Company had no outstanding short-term borrowings.

        In July 1997, the Company issued $250 million of long-term debt with $125 million at 6.50 percent due July 15, 2017, and $125 million at 6.65 percent due July 15, 2027. The proceeds from the sale of this new debt were applied to the redemption on August 21, 1997, of: $75 million principal amount of the Company's 8.375 percent First Mortgage Bonds due January 1, 2007; $100 million principal amount of the Company's 8.25 percent First Mortgage Bonds due August 15, 2016; and $75 million principal amount of the Company's 8.875 percent First Mortgage Bonds due December 1, 2020; all at the stated principal amount, plus the applicable redemption premiums and accrued interest to the redemption date. In July 1997, the Company also refinanced its obligations with respect to $56 million of 7 percent Pollution Control Revenue Bonds due March 1, 2017, through the issuance of a new series due

June 1, 2027, and bearing interest at a variable rate. The annualized interest rate on these bonds from their date of issuance through December 31, 1997, was approximately 4.4 percent.

        In February 1997, the Company filed a registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, the Company may issue all or part of the $50 million of grantor trust preferred stock.

        In January 1998, all outstanding shares of the Company's cumulative preferred stock were redeemed. In February 1998, the Company filed a registration statement for up to $112.5 million of senior notes. Assuming favorable market conditions, the Company may issue all or part of these senior notes to refinance first mortgage bonds.

FUTURE CAPITAL REQUIREMENTS

        The Company's construction program for the next several years does not include additional base-load generating units. Rather, to meet the increased electricity needs of its customers during the balance of the century, the Company will concentrate on maintaining the reliability and increasing the utilization of existing capacity and increasing demand-side management efforts. Approximately $0.9 million of the Company's construction expenditures budgeted for 1998 are to comply with environmental laws and regulations.

        Future financing requirements may be dependent, to varying degrees, upon numerous factors outside the Company's control such as general economic conditions, abnormal weather, load growth, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

        In January 1998, the Company filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under the Public Utility Regulatory Policy Act ("PURPA"), the Company was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required the Company to purchase 110 megawatts of peaking capacity from the plant for 10 years beginning in 1998 -- whether the capacity was needed or not. As part of this transaction, Energy Corp. agreed to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the MCPC plant, for approximately $25 million. Completion of the transaction is subject to receipt of numerous regulatory approvals in addition to the OCC, including the FERC and the APSC. Assuming the transaction is approved by the necessary regulatory agencies and the transaction is completed, the term of the existing cogeneration contract will be reduced by four and one-half years, which should reduce the amounts to be paid by the Company, and should provide savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Funding for the $25 million purchase price is expected to be provided by internally generated funds and short-term borrowings.

FUTURE SOURCES OF FINANCING

        Management expects that internally generated funds will be adequate over the next three years to meet anticipated construction expenditures. Short-term borrowings will continue to be used to meet temporary cash requirements. Energy Corp. has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. Energy Corp. has in place a line of credit for up to $160 million which expires December 6, 2000.

THE YEAR 2000 ISSUE

        Many computer systems and applications currently use two-digit date fields to designate a year. As the year 2000 approaches, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems, including those of the Company, its customers and suppliers to process critical financial and operational information incorrectly, if they are not Year 2000 compliant.

        The Company is aggressively addressing the century date-change issues. This is reflected by the January 1, 1997, implementation throughout the Company of the enterprise-wide software system which is Year 2000 compliant. As a result of the enterprise-wide software installation, the Company was able to significantly reduce the potential risks of its older computer systems, because many programs were replaced by the new software which is Year 2000 compliant. As part of the Company's lease agreement for personal computers, all new personal computers are being issued with operating systems that are Year 2000 compliant. All existing personal computers will be upgraded with Year 2000 compliant operating systems before the turn of the century. In addition, the Company has formed a multifunctional team of experienced and knowledgeable Company members from each business unit to review and test the operational systems in an effort to further eliminate any potential problems should they exist. Year 2000 compliance may also adversely affect the operations and financial performance of the Company indirectly by causing complications at the Company's suppliers and customers. The Company intends to determine the status of its significant customers and suppliers in becoming Year 2000 compliant. There can be no assurance that the Company's operations will not be adversely affected by Year 2000 problems of its customers and suppliers. At this time, the Company is currently unable to anticipate the magnitude of the operational or financial impact on the Company of Year 2000 issues with its suppliers and customers.

        Other than costs incurred to implement the enterprise-wide software system and the replacement of personal computers, both of which were part of the normal budgeting process and would have occurred regardless of the Year 2000 issues, the Company has not incurred any incremental costs associated with Year 2000. At this time, the Company currently anticipates incurring less than $2.0 million for future Year 2000 compliance expenses. Anticipated spending for any such modifications will be expensed as incurred and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        It is the Company's goal to minimize the impact the turn of the century date-change will have for its shareowners, customers and employees.

CONTINGENCIES

        The Company is defending various claims and legal actions, including environmental actions, which are common to its operations. As to environmental matters, the Company has been designated as a "potentially responsible party" ("PRP") with respect to two waste disposal sites to which the Company sent materials. Remediation of one of these sites has been completed. The Company's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by the Environmental Protection Agency ("EPA"), which is being contested by one party. This limits the Company's financial obligation in addition to removing any participation in the site remedy. While it is not possible to determine the precise outcome of these matters, in the opinion of management, the Company's ultimate liability for these sites will not be material.

        The Company has contracted for low-sulfur coal to comply with the sulfur dioxide limitations of the Clean Air Act Amendments of 1990 ("CAAA"). The
Company also has completed installation and certification of all required continuous emissions monitors at each of its generating units. Phase II sulfur dioxide emission requirements will affect the Company beginning in the year 2000. The Company believes it can meet these sulfur dioxide limits without additional capital expenditures. With respect to nitrogen oxide limits, the Company is meeting the current emission standards and has exercised its option to extend the effective date of the further reductions from 2000 to 2008. The Company is continuing to monitor regulatory proposals including nitrogen oxide regulations proposed by the EPA in October 1997. These regulations address long-range ozone transport from Midwest emissions sources that allegedly contribute to ozone problems in the Northeast. As proposed, such regulations would not apply to the Company, but if these or similar regulations were to be adopted and applied to the Company, the Company could be required to incur significant capital expenditures and significantly increased operation and maintenance costs.

        The Oklahoma Department of Environmental Quality's CAAA Title V air permitting program was approved by the EPA in March 1996. By March of 1997, the Company had submitted comprehensive site air permit applications for all of its major source generating stations. Air permit fees for generating stations were approximately $0.3 million in 1997 and are estimated to be approximately $0.3 million in 1998.

REGULATION; COMPETITION

        As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the"Act"). If implemented as proposed, the Act will significantly affect the Company's future operations.

        The purpose of the Act, as set forth therein, is generally to restructure the electric utility industry to provide for more competition and, in particular, to provide for the orderly restructuring of the electric utility industry in the State of Oklahoma in order to allow customers to choose their electricity suppliers while maintaining the safety and reliability of the electric system in the state.

        The Act directs the OCC to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma and to develop a proposed electric utility framework for Oklahoma under the direction of the Joint Electric Utility Task Force, composed of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives. The OCC Study is to be delivered in four parts. The first part of the Study, which was delivered February 1, 1998, addressed operational issues. The second part of the Study, which is due December 1, 1998, is to address technical issues, such as reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power. The third part of the Study is due December 31, 1999, and is to address financial issues, including rates, charges, access fees, transition costs and stranded costs. The final part of the Study is due August 31, 2000, and is to cover consumer issues, such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards.

        The Act similarly directs the Oklahoma Tax Commission to study and submit a report to the Joint Task Force by December 31, 1998, regarding the impact of the restructuring of the electric utility industry on state tax revenues and all other facets of the current utility tax structure on the state and all political subdivisions of the state.

        Neither the Oklahoma Tax Commission nor the OCC is authorized to issue any rules on such matters without the approval of the Oklahoma Legislature.
Other provisions of the Act (i) authorize the Joint Task Force to retain consultants to study, among other things, the creation of an independent system operator, (ii) prohibit customer switching prior to July 1, 2002, except by mutual consent, and (iii) prohibit municipalities that do not become subject to the Act, from selling power outside their municipal limits, except from lines owned on April 25, 1997.

        A new bill was introduced in the State Senate in the 1998 legislative session and was passed by a State Senate committee in February 1998. This bill, if adopted, would modify the Act by (i) directing the Joint Task Force, instead of the OCC, to conduct the required studies and (ii) accelerating the deadlines for completion of such studies to October 1, 1999.

        The Company intends to actively participate in the restructuring of the electric utility industry in Oklahoma and to remain a competitive supplier of electricity. However, due to the early stages of the process, the Company cannot predict the impact that the restructuring will have on its operations in the future.

        In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. Among the topics to be considered are competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company intends to participate actively in these proceedings.

        On February 11, 1997, the OCC issued an order, among other things, directing the Company to transition to competitive bidding for its gas transportation requirements, currently met by Enogex, no later than April 30, 2000. This order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million until competitively-bid gas transportation begins.

        In October 1992, the National Energy Policy Act of 1992 ("Energy Act") was enacted. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers from regulation under the Public Utility Holding Company Act of 1935 and allows the FERC to order wholesale "wheeling" by public utilities to provide utility generators access to public utility transmission facilities.

        In April 1996, the FERC issued two final rules, Orders 888 and 889, which have had a significant impact on wholesale markets. Order 888, which was preceded by a Notice of Proposed Rulemaking referred to as the "Mega-NOPR", sets forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS", formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. The Company is complying with these rules from the FERC.

        Another impact of complying with FERC's Order 888 is a requirement for utilities to offer a transmission tariff that includes network transmission service ("NTS") to transmission customers. NTS allows transmission service customers to fully integrate load and resources on an instantaneous basis, in a manner similar to how the Company has historically integrated its load and resources. Under NTS, the Company and participating customers share the total annual transmission cost for their combined joint-use systems, net of related transmission revenues, based upon each company's share of the total system load. Management expects minimal annual expenses as a result of Orders 888 and 889.

        As discussed previously, Oklahoma enacted legislation that will deregulate the electric utility industry in Oklahoma by July 2002, assuming that all the conditions in the legislation are met. This legislation would deregulate the Company's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" with respect to the related regulatory assets may no longer be appropriate. This may result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $32 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

        The enacted Oklahoma legislation does not affect the Company's electric transmission and distribution assets and the Company believes that the continued use of SFAS No. 71 with respect to the related regulatory assets is appropriate. However, if utility regulators in Oklahoma and Arkansas were to adopt regulatory methodologies in the future that are not based on cost-of-service, the continued use of SFAS No. 71 with respect to the regulatory assets related to the electric transmission and distribution assets may no longer be appropriate.

        Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets, including those related to generation, are probable of future recovery.

        On February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996) and that the Company file a cost of service study within 60 days. The Company is in the process of evaluating the application.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                   See Note 1
                                                                                                  ============
Year ended December 31 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)        1997          1996          1995
==============================================================================================================
OPERATING REVENUES.................................................    $1,191,690    $1,200,337    $1,168,287
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

   Fuel............................................................       319,494       323,412       304,775

   Purchased power.................................................       222,464       222,070       216,598

   Other operation and maintenance.................................       245,943       253,176       249,873

   Depreciation and amortization...................................       114,760       112,233       110,719

   Current income taxes............................................        60,544        73,171        72,800

   Deferred income taxes, net......................................        15,927         2,156        (2,335)

   Deferred investment tax credits, net............................        (5,150)       (5,150)       (5,150)

   Taxes other than income.........................................        42,991        41,920        39,990
--------------------------------------------------------------------------------------------------------------
      Total operating expenses.....................................     1,016,973     1,022,988       987,270
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME...................................................       174,717       177,349       181,017
--------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS:

   Interest income.................................................         4,531         3,187         6,556

   Other...........................................................        (2,307)       (4,101)       (4,284)
--------------------------------------------------------------------------------------------------------------
      Net other income and deductions..............................         2,224          (914)        2,272
--------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:

   Interest on long-term debt......................................        53,281        54,141        63,970

   Allowance for borrowed funds used during construction...........          (599)         (709)       (1,224)

   Other...........................................................         3,265         6,134         7,999
--------------------------------------------------------------------------------------------------------------
      Total interest charges, net..................................        55,947        59,566        70,745
--------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS..................................       120,994       116,869       112,544
INCOME FROM OPERATIONS OF ENOGEX DISTRIBUTED
  TO OGE ENERGY CORP.(less applicable taxes of $8,050
  and $3,502 respectively).........................................           ---        16,463        12,712
--------------------------------------------------------------------------------------------------------------
NET INCOME.........................................................       120,994       133,332       125,256
PREFERRED DIVIDEND REQUIREMENTS....................................         2,285         2,302         2,316
--------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON STOCK................................    $  118,709    $  131,030    $  122,940
==============================================================================================================
AVERAGE COMMON SHARES OUTSTANDING..................................        40,379        40,367        40,356
EARNINGS PER AVERAGE COMMON SHARE:
  Income from continuing operations................................    $     2.94    $     2.84    $     2.73
  Income from Enogex operations....................................           ---          0.41          0.32
--------------------------------------------------------------------------------------------------------------
  Earnings per average common share................................    $     2.94    $     3.25    $     3.05
==============================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                                                   See Note 1
                                                                                                  ============

Year ended December 31 (DOLLARS IN THOUSANDS)                              1997          1996          1995
==============================================================================================================
BALANCE AT BEGINNING OF PERIOD.....................................    $  328,630    $  425,545    $  409,960

ADD:

   Income from continuing operations...............................       120,994       116,869       112,544

   Income from operations of Enogex................................           ---        16,463        12,712
--------------------------------------------------------------------------------------------------------------
      Total........................................................       449,624       558,877       535,216

DEDUCT:

   Cash dividends declared on preferred stock......................         2,285         2,302         2,316

   Cash dividends declared on common stock.........................       108,393       107,377       107,355
--------------------------------------------------------------------------------------------------------------
      Total Cash Dividends.........................................       110,678       109,679       109,671

   Distribution of Enogex to OGE Energy Corp.......................           ---       120,568           ---
--------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD...........................................    $  338,946    $  328,630    $  425,545
==============================================================================================================

















































THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   See Note 1
                                                                                                  ============
 December 31 (DOLLARS IN THOUSANDS)                                       1997          1996          1995
==============================================================================================================
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

   In service......................................................    $3,647,366    $3,574,241    $3,523,708

   Construction work in progress...................................        18,910        26,807        24,446
--------------------------------------------------------------------------------------------------------------
      Total property, plant and equipment..........................     3,666,276     3,601,048     3,548,154

         Less accumulated depreciation.............................     1,653,771     1,560,546     1,483,899
--------------------------------------------------------------------------------------------------------------
      Net property, plant and equipment............................     2,012,505     2,040,502     2,064,255
--------------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS, at cost............................        28,140        21,869        21,858
--------------------------------------------------------------------------------------------------------------
PROPERTY, EQUIPMENT AND OTHER LONG-TERM
   ASSETS OF ENOGEX................................................           ---           ---       295,447
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:

   Cash and cash equivalents.......................................           228           200           397

   Accounts receivable - customers, less reserve of $3,583,

      $3,520 and $3,847, respectively..............................        92,379        96,067        88,509

   Accrued unbilled revenues.......................................        36,900        34,900        43,550

   Accounts receivable - other.....................................         9,795        44,699         8,283

   Fuel inventories, at LIFO cost..................................        43,577        60,463        59,277

   Materials and supplies, at average cost.........................        24,481        20,387        18,856

   Prepayments and other...........................................         2,533         3,094         3,479

   Accumulated deferred tax assets.................................         6,048         8,994        10,042

   Current assets of Enogex........................................           ---           ---        36,816
--------------------------------------------------------------------------------------------------------------
      Total current assets.........................................       215,941       268,804       269,209
--------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES:

   Advance payments for gas........................................        10,500         9,500         6,500

   Income taxes recoverable - future rates.........................        42,549        44,368        41,934

   Other...........................................................        41,147        36,198        55,668
--------------------------------------------------------------------------------------------------------------
      Total deferred charges.......................................        94,196        90,066       104,102
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS.......................................................    $2,350,782    $2,421,241    $2,754,871
==============================================================================================================









THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                                                                                   See Note 1
                                                                                                  ============
 December 31 (DOLLARS IN THOUSANDS)                                        1997          1996          1995
==============================================================================================================
CAPITALIZATION AND LIABILITIES


CAPITALIZATION (see statements):

   Common stock and retained earnings..............................    $  851,390    $  841,035    $  937,535

   Cumulative preferred stock......................................        49,266        49,379        49,939

   Long-term debt..................................................       691,924       709,281       723,862

   Long-term debt of Enogex........................................           ---           ---       120,000
--------------------------------------------------------------------------------------------------------------
      Total capitalization.........................................     1,592,580     1,599,695     1,831,336
--------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:

   Short-term debt.................................................           ---        41,400        67,600

   Accounts payable - affiliates...................................        14,986           ---           ---

   Accounts payable................................................        47,802        63,596        55,275

   Dividends payable...............................................           571        27,421        27,427

   Customers' deposits.............................................        23,846        23,257        21,920

   Accrued taxes...................................................        18,963        25,037        26,556

   Accrued interest................................................        15,746        16,386        15,967

   Long-term debt due within one year..............................        25,000        15,000           ---

   Other...........................................................        35,386        35,739        32,953

   Current liabilities of Enogex...................................           ---           ---        24,458
--------------------------------------------------------------------------------------------------------------
      Total current liabilities....................................       182,300       247,836       272,156
--------------------------------------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES:

   Accrued pension and benefit obligation..........................        57,418        57,137        63,983

   Accumulated deferred income taxes...............................       439,657       429,766       427,178

   Accumulated deferred investment tax credits.....................        72,878        78,028        83,178

   Other...........................................................         5,949         8,779        12,120

   Deferred credits and other liabilities of Enogex................           ---           ---        64,920
--------------------------------------------------------------------------------------------------------------
      Total deferred credits and other liabilities.................       575,902       573,710       651,379
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
--------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES...............................    $2,350,782    $2,421,241    $2,754,871
==============================================================================================================







THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                                      See Note 1
                                                                                                     ============
December 31 (DOLLARS IN THOUSANDS)                                            1997          1996          1995
=================================================================================================================
COMMON STOCK AND RETAINED EARNINGS:
   Common stock, par value $2.50 per share;
      authorized 100,000,000 shares; and
      outstanding 40,378,745, 46,470,616,
      and 46,470,616 shares, respectively.............................    $  100,947    $  116 177    $  116,177
   Premium on capital stock...........................................       411,497       608,544       608,273
   Retained earnings..................................................       338,946       328,630       425,545
   Treasury stock - zero, 6,091,871, and 6,097,357
      shares, respectively............................................           ---      (212,316)     (212,460)
-----------------------------------------------------------------------------------------------------------------
         Total common stock and retained earnings.....................       851,390       841,035       937,535
-----------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK:
   Par value $20, authorized 675,000 shares - 4%;
      418,963, 421,963, and 421,963 shares, respectively..............         8,379         8,439         8,439
   Par value $100, authorized 1,865,000 shares-
      SERIES    SHARES OUTSTANDING
      4.20%     49,750, 49,950, and 50,000 shares, respectively.......         4,975         4,995         5,000
      4.24%     74,990, 75,000, and 75,000 shares, respectively.......         7,499         7,500         7,500
      4.44%     63,200, 63,500, and 65,000 shares, respectively.......         6,320         6,350         6,500
      4.80%     70,925, 70,950, and 75,000 shares, respectively.......         7,093         7,095         7,500
      5.34%     150,000, 150,000, and 150,000 shares, respectively....        15,000        15,000        15,000
-----------------------------------------------------------------------------------------------------------------
         Total cumulative preferred stock.............................        49,266        49,379        49,939
-----------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
   First mortgage bonds-
      SERIES    DATE DUE
      5.125%    January 1, 1997.......................................           ---        15,000        15,000
      6.375%    January 1, 1998.......................................        25,000        25,000        25,000
      7.125%    January 1, 1999.......................................        12,500        12,500        12,500
      6.250%    Senior Notes Series B, October 15, 2000...............       110,000       110,000       110,000
      7.125%    January 1, 2002.......................................        40,000        40,000        40,000
      8.375%    January 1, 2007.......................................           ---        75,000        75,000
      8.625%    November 1, 2007......................................        35,000        35,000        35,000
      8.250%    August 15, 2016.......................................           ---       100,000       100,000
      7.000%    Pollution Control Series C, March 1, 2017.............           ---        56,000        56,000
      6.500%    Senior Notes Series D, July 15, 2017..................       125,000           ---           ---
      8.875%    December 1, 2020......................................           ---        75,000        75,000
      7.300%    Senior Notes Series A, October 15, 2025...............       110,000       110,000       110,000
      6.650%    Senior Notes Series C, July 15, 2027..................       125,000           ---           ---
   Other bonds-
      Var. %    Garfield Industrial Authority, January 1, 2025........        47,000        47,000        47,000
      Var. %    Muskogee Industrial Authority, January 1, 2025........        32,400        32,400        32,400
      Var. %    Muskogee Industrial Authority, June 1, 2027...........        56,000           ---           ---
   Unamortized premium and discount, net..............................          (976)       (8,619)       (9,038)
-----------------------------------------------------------------------------------------------------------------
         Total long-term debt.........................................       716,924       724,281       723,862
            Less long-term debt due within one year...................        25,000        15,000           ---
-----------------------------------------------------------------------------------------------------------------
         Total long-term debt (excluding long-term
            debt due within one year).................................       691,924       709,281       723,862
         Enogex Inc...................................................           ---           ---       120,000
-----------------------------------------------------------------------------------------------------------------
Total Capitalization..................................................    $1,592,580    $1,599,695    $1,831,336
=================================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   See Note 1
                                                                                                  ============
Year ended December 31 (DOLLARS IN THOUSANDS)                              1997          1996          1995
==============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.......................................................    $  120,994    $  133,332    $  125,256
  Adjustments to Reconcile Net Income to Net Cash Provided
   from Operating Activities:
    Depreciation...................................................       114,760       136,140       132,135
    Deferred income taxes and investment tax credits, net..........        10,777        (3,000)       (9,078)
    Provision for rate refund......................................           ---         1,804         3,112
    Change in Certain Current Assets and Liabilities:
        Accounts receivable - customers............................         3,688       (16,533)       (6,462)
        Accrued unbilled revenues..................................        (2,000)        8,650        (6,750)
        Fuel, materials and supplies inventories...................        12,792        (4,200)       (6,457)
        Accumulated deferred tax assets............................         3,142           692         1,318
        Other current assets.......................................        35,269        (2,361)       38,051
        Accounts payable...........................................          (809)       13,401         5,887
        Accrued taxes..............................................        (6,074)       (1,176)        2,784
        Accrued interest...........................................          (640)          688        (4,729)
        Accumulated provision for rate refund......................           ---        (2,650)         (320)
        Other current liabilities..................................       (26,614)        7,131        (6,905)
    Other operating activities.....................................         1,728        22,753        13,667
--------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities................       267,013       294,671       281,509
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...........................................      (100,079)     (161,129)     (141,439)
--------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities....................      (100,079)     (161,129)     (141,439)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of long-term debt...................................      (321,000)          ---      (331,650)
    Proceeds from long-term debt...................................       306,000           ---       419,400
    Short-term debt, net...........................................       (41,400)      (26,200)     (115,150)
    Redemption of preferred stock..................................          (114)         (560)          (34)
    Retirement of treasury stock...................................           285           ---           ---
    Cash dividends declared on preferred stock.....................        (2,285)       (2,302)       (2,316)
    Cash dividends declared on common stock........................      (108,392)     (107,377)     (107,355)
--------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities....................      (166,906)     (136,439)     (137,105)
--------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS......................................................            28        (2,897)        2,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD:
    From continuing operations.....................................           200           397           434
    From Enogex operations.........................................           ---         5,023         2,021
--------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents at beginning of period...           200         5,420         2,455
--------------------------------------------------------------------------------------------------------------
EFFECT OF REORGANIZATION - ENOGEX CASH.............................           ---        (2,323)          ---
CASH AND CASH EQUIVALENTS AT END OF PERIOD:
    From continuing operations.....................................           228           200           397
    From Enogex operations.........................................           ---           ---         5,023
--------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents at end of period.........    $      228    $      200    $    5,420
==============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized)...........................    $   54,248    $   64,482    $   76,860
    Income taxes ..................................................    $   57,150    $   82,970    $   77,752
--------------------------------------------------------------------------------------------------------------
DISCLOSURE OF ACCOUNTING POLICY:
    For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  These investments are carried at cost which approximates market.
--------------------------------------------------------------------------------------------------------------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION

        OGE Energy Corp. ("Energy Corp.") became the parent company of Oklahoma Gas and Electric Company (the "Company") and its former subsidiary, Enogex, Inc. ("Enogex") on December 31, 1996. On that date, all outstanding Company common stock was exchanged on a share-for-share basis for common stock of Energy Corp. and the Company distributed its ownership of Enogex to Energy Corp. Although Enogex continues to operate as a subsidiary of Energy Corp., for purposes of these consolidated financial statements, Enogex has been accounted for as discontinued operations. The net income of Enogex prior to December 31, 1996, is included in the consolidated statements of income as "Income from Operations of Enogex Distributed to OGE Energy Corp." Prior year consolidated financial statements have been restated to reflect Enogex being accounted for as discontinued operations.

ACCOUNTING RECORDS

        The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and adopted by the Oklahoma Corporation Commission ("OCC") and the Arkansas Public Service Commission ("APSC"). Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise be charged to expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. At December 31, 1997, regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods ranging from one to 20 years.


        The components of deferred charges - other, on the Consolidated  Balance
Sheets included the following, as of December 31:

DEFERRED CHARGES - OTHER

(DOLLARS IN THOUSANDS)                                               1997        1996        1995
==================================================================================================
Workforce reduction (regulatory asset)......................... $     ---    $  3,759   $  26,331

Unamortized debt expense.......................................     5,779      10,291      10,919

Unamortized loss on reacquired debt (regulatory asset).........    28,660      10,253      11,197

Insurance claims - property damage.............................       ---       6,231         ---

Miscellaneous..................................................     6,708       5,664       7,221
--------------------------------------------------------------------------------------------------
   Total....................................................... $  41,147    $ 36,198   $  55,668
==================================================================================================

REGULATORY ASSETS AND LIABILITIES

(DOLLARS IN THOUSANDS)                                              1997        1996        1995
==================================================================================================

Regulatory Assets:

   Income taxes recoverable from customers...................   $ 115,989   $ 127,819   $ 139,594

   Unamortized loss on reacquired debt (regulatory asset)....      28,660      10,253      11,197

   Workforce reduction.......................................         ---       3,759      26,331

   Miscellaneous.............................................         403         435         455
--------------------------------------------------------------------------------------------------

      Total Regulatory Assets................................     145,052     142,266     177,577

Regulatory Liabilities:

   Income taxes refundable to customers......................     (73,440)    (83,451)    (97,660)

   Gain on disposition of allowances.........................         ---        (329)       (282)
--------------------------------------------------------------------------------------------------
Net Regulatory Assets........................................   $  71,612   $  58,486   $  79,635
==================================================================================================

        Management continuously monitors the future recoverability of regulatory assets. When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is reduced or written-off, as appropriate.

        If the Company were required to discontinue the application of SFAS No.71 for some or all of its operations, it would result in writing off the related regulatory assets; the financial effects of which could be significant.

ACCOUNTING PRONOUNCEMENTS

        In March 1997, the FASB issued SFAS No. 128, "Earnings per Share." Adoption of SFAS No. 128 is required for both interim and annual periods ending after December 15, 1997. This new standard was adopted effective December 31, 1997, and it did not impact the Company's earnings per share.

        In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." Adoption of SFAS No. 129 is required for financial statements for periods ending after

December 15, 1997. This new standard was adopted effective December 31, 1997, and it did not change the presentation of the Company's capital structure.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Adoption of SFAS No. 130 is required for both interim and annual periods beginning after December 15, 1997. The Company will adopt this new standard effective March 31, 1998, and management believes the adoption of this standard will not have a material impact on its consolidated financial position or results of operations.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain disclosure information of the Company, but will not affect reported earnings.

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." Adoption of SFAS No. 132 is required for financial statements for periods beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain disclosure information of the Company, but will not affect reported earnings.

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

DEPRECIATION

        The provision for depreciation, which was approximately 3.2 percent of the average depreciable utility plant, for each of the years 1997, 1996 and 1995, is provided on a straight-line method over the estimated service life of the property. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group procedure.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

        Allowance for funds used during construction ("AFUDC") is calculated according to FERC pronouncements for the imputed cost of equity and borrowed funds. AFUDC, a non-cash item, is reflected as a credit on the Consolidated Statements of Income and a charge to construction work in progress.

        AFUDC rates, compounded semi-annually, were 5.94, 5.63 and 6.30 percent for the years 1997, 1996 and 1995, respectively.

CASH AND CASH EQUIVALENTS

        For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

        The Company's cash management program utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances totaled $18.5 million, $24.0 million and $27.3 million at December 31, 1997, 1996 and 1995, respectively, and are classified as accounts payable in the accompanying Consolidated Balance Sheets. Sufficient funds were available to fund these outstanding checks when they were presented for payment.

HEAT PUMP LOANS

        The Company has a heat pump loan program, whereby, qualifying customers may obtain a loan from the Company to purchase a heat pump. Customer loans are available from a minimum of $1,500 to a maximum of $13,000 with a term of 6 months to 72 months. The finance rate is based upon the short-term loan rates and is reviewed and updated periodically. The interest rates were 8.25 percent,
9.75 percent and 9.90 percent at December 31, 1997, 1996 and 1995, respectively.

        The current portion of these loans totaled $4.9 million, $4.0 million and $3.6 million at December 31, 1997, 1996 and 1995, respectively, and are classified as accounts receivable - customers in the accompanying Consolidated Balance Sheets. The noncurrent portion of these loans totaled $19.1 million, $15.3 million and $13.8 million at December 31, 1997, 1996 and 1995, respectively, and are classified as other property and investments in the accompanying Consolidated Balance Sheets.

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

FUEL INVENTORIES

        Fuel inventories for the generation of electricity consist of coal, oil and natural gas. These inventories are accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of fuel inventories was lower than the stated LIFO cost by approximately $1.1 million for 1997, and exceeded the stated LIFO cost by approximately $4.6 million and $2.4 million for 1996 and 1995, respectively, based on the average cost of fuel purchased late in the respective years. Natural gas products inventories are held for sale and accounted for based on the weighted average cost of production.

ACCRUED VACATION

        The Company accrues vacation pay by establishing a liability for vacation earned during the current year, but is not payable until the following year. The accrued vacation totaled $12.2 million, $10.4 million and $9.2 million at December 31, 1997, 1996 and 1995, respectively, and is classified as other current liabilities in the accompanying Consolidated Balance Sheets.

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

RECLASSIFICATIONS

        Certain amounts have been reclassified on the consolidated financial statements to conform with the 1997 presentation.

RELATED PARTY TRANSACTIONS

        During 1997, approximately $2.7 million of costs were allocated to the Company from Energy Corp., using the "Distragas" method. The Distragas method is a three-factor formula that uses an equal weighting of payroll, operating income and assets. This method has been used for utility regulation and the Company believes it to be a reasonable method for allocating common expenses.

        In 1997, 1996 and 1995, the Company paid Enogex approximately $41.7 million, $44.3 million and $44.3 million, respectively, for transporting gas to the Company's gas-fired generating stations. In 1997, the Company began purchasing a significant portion of its natural gas generation fuel supply through a subsidiary of Enogex. These purchases are priced based on a market basket of posted prices within the region and are priced similar to those which had previously been made directly from unaffiliated sources. At December 31, 1997, a current liability of approximately $10 million is included in accounts payable - affiliates in the accompanying Consolidated Balance Sheets for these activities.

2.       INCOME TAXES

         The items comprising tax expense are as follows:


Year ended December 31 (DOLLARS IN THOUSANDS)                       1997           1996           1995
-------------------------------------------------------------------------------------------------------

Provision For Current Income Taxes:

    Federal............................................        $  51,214       $  65,954      $  61,996

    State..............................................            9,330           7,217         10,804
--------------------------------------------------------------------------------------------------------
       Total Provision For Current Income Taxes........           60,544          73,171         72,800
--------------------------------------------------------------------------------------------------------
Provisions (Benefit) For Deferred Income Taxes, net:

    Federal

       Depreciation....................................            5,856           2,297          5,548

       Repair allowance................................              794           2,100          2,101

       Removal costs...................................              774             630            700

       Provision for rate refund.......................              ---             928           (588)

       Software implementation costs...................            4,840             ---            ---

       Company restructuring...........................             (494)         (8,250)        (8,373)

       Other...........................................            2,252             219         (1,613)

    State..............................................            1,905           4,232           (110)
--------------------------------------------------------------------------------------------------------
       Total Provision  (Benefit) For Deferred Income Taxes, net  15,927           2,156         (2,335)
--------------------------------------------------------------------------------------------------------

Deferred Investment Tax Credits, net...................           (5,150)         (5,150)        (5,150)

Income Taxes Relating to Other Income and Deductions...            1,403            (515)         1,436
--------------------------------------------------------------------------------------------------------

       Total Income Tax Expense........................        $  72,724       $  69,662      $  66,751
--------------------------------------------------------------------------------------------------------
Pretax Income..........................................        $ 193,718       $ 186,531      $ 179,295
========================================================================================================



        The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

 Year ended December 31                                              1997         1996         1995
--------------------------------------------------------------------------------------------------------
Statutory federal tax rate.................................          35.0%        35.0%        35.0%

State income taxes, net of federal income tax benefit......           3.8          4.0          3.9

Tax credits, net...........................................          (2.7)        (2.8)        (2.9)

Other, net.................................................           1.4          1.1          1.2
--------------------------------------------------------------------------------------------------------
     Effective income tax rate as reported.................          37.5%        37.3%        37.2%
========================================================================================================

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



        The  components  of  Accumulated  Deferred  Income Taxes at December 31,
1997, 1996 and 1995 are as follows:


 Year ended December 31 (DOLLARS IN THOUSANDS)                         1997             1996             1995
==============================================================================================================

Current Deferred Tax Assets:

     Accrued vacation .........................................    $  3,853         $  3,821         $  3,377

     Provision for rate refund.................................         ---              ---            1,025

     Uncollectible accounts....................................       1,540            1,383            1,489

     Capitalization of indirect costs..........................         106            2,583            2,583

     Provision for Worker's Compensation claims................         549            1,207            1,568
--------------------------------------------------------------------------------------------------------------
         Accumulated deferred tax assets.......................    $  6,048         $  8,994         $ 10,042
==============================================================================================================

Deferred Tax Liabilities:

     Accelerated depreciation and other property-related

         differences...........................................    $423,488         $410,094         $401,043

     Allowance for funds used during construction..............      43,327           46,429           49,572

     Income taxes recoverable through future rates.............      44,888           49,466           54,023
--------------------------------------------------------------------------------------------------------------
         Total.................................................     511,703          505,989          504,638
--------------------------------------------------------------------------------------------------------------

Deferred Tax Assets:

     Deferred investment tax credits...........................     (23,623)         (25,372)         (27,120)

     Income taxes refundable through future rates..............     (28,421)         (32,296)         (37,795)

     Postemployment medical and life insurance benefits........      (3,131)          (2,301)          (2,347)

     Company pension plan......................................     (15,503)         (14,965)         (10,306)

     Other.....................................................      (1,368)          (1,289)             108
--------------------------------------------------------------------------------------------------------------
         Total.................................................     (72,046)         (76,223)         (77,460)
--------------------------------------------------------------------------------------------------------------

Accumulated Deferred Income Tax Liabilities....................    $439,657         $429,766         $427,178
==============================================================================================================

3.      COMMON STOCK AND RETAINED EARNINGS

        There were no new shares of common stock issued during 1997, 1996 or 1995. The $197 million decrease in 1997 in premium on capital stock, as presented on the Consolidated Statements of Capitalization, represents the retirement of treasury stock and repurchased preferred stock. The $0.3 million increase in 1996, represents the gains and losses associated with the issuance of common stock pursuant to the Restricted Stock Plan and repurchased preferred stock.

RESTRICTED STOCK PLAN

        The Company has a Restricted Stock Plan whereby certain employees may periodically receive shares of the Energy Corp.'s common stock at the discretion of the Board of Directors. The Company distributed 16,024 and 18,872 shares of common stock during 1996 and 1995, respectively. The Company also reacquired 10,538 shares in 1996. The shares distributed/reacquired in the reported periods were recorded as treasury stock.

         Changes in common stock were:


(THOUSANDS)                                                         1997         1996         1995
----------------------------------------------------------------------------------------------------

Shares outstanding January 1...................................   40,379       40,373       40,354

Issued/reacquired under the Restricted Stock Plan, net.........      ---            6           19
----------------------------------------------------------------------------------------------------

Shares outstanding December 31.................................   40,379       40,379       40,373
====================================================================================================

        There were 4,703,391 shares of unissued Energy Corp. common stock reserved for the various employee and Company stock plans at December 31, 1997. With the exception of the Restricted Stock Plan, the common stock requirements, pursuant to those plans, are currently being satisfied with stock purchased on the open market.

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

        In January 1998, all outstanding shares of the Company's cumulative preferred stock were redeemed. See Note 11 of Notes to Consolidated Financial Statements.

        The Company's Restated Certificate of Incorporation permits the issuance of new series of preferred stock with dividends payable other than quarterly.

5.      LONG-TERM DEBT

        The Company's Trust Indenture, as supplemented, relating to the First Mortgage Bonds, requires the Company to pay to the trustee annually, an amount sufficient to redeem, for sinking fund purposes, 1 1/4 percent of the highest amount outstanding at any time. This requirement has been satisfied by pledging permanent additions to property to the extent of 166 2/3 percent of principal amounts of bonds otherwise required to be redeemed. Through December 31, 1997, gross property additions pledged totaled approximately $394 million.

        Annual sinking fund requirements for each of the five years subsequent to December 31, 1997, are as follows:


                Year                                           Amount
               ==========================================================

                1998.......................................$  11,614,583

                1999.......................................$  11,354,167

                2000.......................................$  11,354,167

                2001.......................................$  11,354,167

                2002.......................................$  10,520,833
               ==========================================================



        As in prior years, the Company expects to meet these requirements by pledging permanent additions to property.

        In February 1997, the Company filed a registration statement for up to $50 million of grantor trust preferred securities. In February 1998, the Company filed a registration statement for up to $112.5 million of senior notes. Assuming favorable market conditions, the Company may issue all or part of these securities to refinance, at lower rates, one or more series of outstanding first mortgage bonds.

        Maturities of long-term debt during the next five years consist of $25 million in 1998, $12.5 million in 1999, $110 million in 2000 and $40 million in 2002.

        The Company incurred costs relating to a series of amendments to its Trust Indenture in 1991 and refinancing of long-term debt in 1997 and 1995. Unamortized debt expense and unamortized loss on reacquired debt, and unamortized premium and discount on long-term debt are being amortized over the life of the respective debt and are classified as deferred charges -- other and long-term debt, respectively, in the accompanying Consolidated Balance Sheets.

        Substantially all electric plant was subject to lien of the Trust Indenture at December 31, 1997.

6.      SHORT-TERM DEBT

        The Company previously borrowed on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. In April 1997, these functions were transferred to Energy Corp. Energy Corp. has an agreement for a flexible line of credit, up to $160 million, through December 6, 2000. The line of credit is maintained on a variable fee basis on the unused balance. The Company had no short-term debt outstanding at December 31, 1997.

7.      POSTEMPLOYMENT BENEFIT PLANS

        During 1994, the Company restructured its operations, reducing its workforce by approximately 24 percent. This was accomplished through a Voluntary Early Retirement Package ("VERP") and an enhanced severance package. The VERP included enhanced pension benefits as well as postemployment medical and life insurance benefits.

        As a result of the postemployment benefits provided in connection with this workforce reduction, the Company incurred severance costs and certain one-time costs computed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions." In response to an application filed by the Company, the OCC directed the Company to defer the one-time costs which had not been offset by labor savings through December 31, 1994. The remaining balance of the one-time costs was amortized over 26 months, commencing January 1, 1995. The components of the severance and VERP costs and the amount deferred are as follows:




                                                            SFAS          SFAS
(DOLLARS IN THOUSANDS)                                     No. 88        No. 106      Severance         Total
==============================================================================================================
Curtailment Loss......................................   $  1,042       $  5,457       $    ---      $  6,499

Recognition of Transition Obligation..................        ---         17,268            ---        17,268

Special Retirement Benefits...........................     28,198          6,566            ---        34,764

Enhanced Severance....................................        ---            ---          4,891         4,891
--------------------------------------------------------------------------------------------------------------

Total VERP and Severance Costs........................   $ 29,240       $ 29,291       $  4,891      $ 63,422
--------------------------------------------------------------------------------------------------------------

Deferred as a Regulatory Asset at December 31, 1994............................................      $(48,903)
==============================================================================================================

        The  amortization  of the deferred  regulatory  asset was $3.7  million,
$22.6  million  and  $22.6  million  at  December  31,  1997,   1996  and  1995,
respectively.

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

        In determining the projected benefit obligation, the weighted average discount rates used were 7.00, 7.75 and 7.25 percent for 1997, 1996 and 1995, respectively. The assumed rate of increase in future salary levels was 4.50 percent in 1997, 1996 and 1995. The expected long-term rate of return on plan assets used in determining net periodic pension cost was 9.00 percent for the reported periods.

        The plan's assets consist primarily of U. S. Government securities, listed common stocks and corporate debt.

        Net periodic pension costs for 1997, 1996 and 1995 included the following:


 (DOLLARS IN THOUSANDS)                                    1997             1996            1995
=================================================================================================

Service costs......................................   $   5,798        $   5,472       $   4,174

Interest cost on projected benefit obligation......      20,226           20,414          19,971

Return on plan assets .............................     (18,620)         (18,314)        (14,742)

Net amortization and deferral......................        (475)          (1,263)         (1,263)

Amortization of unrecognized prior service cost....       2,937            2,937           2,634
-------------------------------------------------------------------------------------------------

Net periodic pension costs.........................   $   9,866        $   9,246       $  10,774
=================================================================================================

        The following table sets forth the plan's funded status at December 31, 1997, 1996 and 1995:


 (DOLLARS IN THOUSANDS)                                          1997        1996         1995
===============================================================================================
Projected benefit obligation:

     Vested benefits.....................................   $(229,458)   $(219,222)   $(228,231)

     Nonvested benefits..................................     (18,649)     (16,869)     (17,476)
------------------------------------------------------------------------------------------------

     Accumulated benefit obligation......................    (248,107)    (236,091)    (245,707)

     Effect of future compensation levels................     (40,741)     (41,305)     (42,790)
------------------------------------------------------------------------------------------------

Projected benefit obligation.............................    (288,848)    (277,396)    (288,497)

Plan's assets at fair value..............................     218,223      217,208      210,483
------------------------------------------------------------------------------------------------

Plan's assets less than projected benefit obligation.....     (70,625)     (60,188)     (78,014)

Unrecognized prior service cost..........................      37,164       42,954       40,616

Unrecognized net asset from application of SFAS No. 87...      (4,693)      (6,316)      (7,580)

Unrecognized net (gain) loss.............................       1,525      (15,101)      (8,638)
------------------------------------------------------------------------------------------------

Accrued pension liability................................   $ (36,629)    $(38,651)   $ (36,340)
================================================================================================

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

        The Company charges to expense the SFAS No. 106 costs and includes an annual amount as a component of cost-of-service in future ratemaking proceedings. Net postretirement benefit expense for 1997, 1996 and 1995 included the following components:

    (DOLLARS IN THOUSANDS)                                       1997        1996         1995
  ==============================================================================================

    Service cost.........................................    $  1,957     $  2,052     $  1,721

    Interest cost........................................       6,120        6,577        6,989

    Return on plan assets................................      (8,046)      (3,263)        (576)

    Net amortization.....................................       6,431        3,723        3,197

    Net amount capitalized or deferred...................      (1,293)      (2,157)      (2,399)
    --------------------------------------------------------------------------------------------

         Net postretirement benefit expense..............    $  5,169     $  6,932     $  8,932
    ============================================================================================

        The discount rates used in determining the accumulated postretirement benefit obligation were 7.00, 7.75 and 7.25 percent for December 31, 1997, 1996 and 1995, respectively. The rate of increase in future compensation levels used in measuring the life insurance accumulated postretirement benefit obligation was 4.50 percent for December 31, 1997, 1996 and 1995. The expected long-term rate of return on plan assets used in determining net postretirement benefit expense was 9.00 percent for 1997 and 1996, and was not applicable for 1995. An
8.25 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997; the rate is assumed to decrease gradually to 4.50 percent by the year 2007 and remain at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $10.2 million, and the aggregate of the service and interest cost components of net postretirement health care cost for 1997 by approximately $0.9 million.

        The following table sets forth the funded status of the postretirement benefits and amounts recognized in the Company's Consolidated Balance Sheets as of December 31, 1997, 1996 and 1995:

 (DOLLARS IN THOUSANDS)                                    1997             1996             1995
===================================================================================================

Accumulated postretirement benefit obligation:

     Retirees.....................................    $(74,160)         $(77,118)         $(86,317)

     Actives eligible to retire...................      (2,745)           (3,116)           (2,239)

     Actives not yet eligible to retire...........     (10,652)          (10,449)          (10,369)
---------------------------------------------------------------------------------------------------

         Total....................................     (87,557)          (90,683)          (98,925)
------------------------------------------------------------------------------- -------------------

Plan assets at fair value.........................      45,619            39,066             23,864
----------------------------------------------------------------------------------------------------

Funded status ....................................     (41,938)          (51,617)           (75,061)

Unrecognized transition obligation................      38,119            41,951             44,573

Unrecognized net actuarial gain (loss)............     (12,828)           (7,293)             4,272
----------------------------------------------------------------------------------------------------

Accrued postretirement benefit obligation.........    $(16,647)         $(16,959)          $(26,216)
====================================================================================================

8.      COMMITMENTS AND CONTINGENCIES

        The Company has entered into purchase commitments in connection with its construction program and the purchase of necessary fuel supplies of coal and natural gas for its generating units. The Company's construction expenditures for 1998 are estimated at $108 million.

        The Company acquires natural gas for boiler fuel under 183 individual contracts, some of which contain provisions allowing the owners to require prepayments for gas if certain minimum quantities are not taken. At December 31, 1997, 1996 and 1995, outstanding prepayments for gas, including the amounts classified as current assets, under these contracts were approximately $10.7 million, $9.9 million and $7.4 million respectively. The Company may be required to make additional prepayments in subsequent years. The Company expects to recover these prepayments as fuel costs if unable to take the gas prior to the expiration of the contracts.

        At December 31, 1997, the Company held non-cancelable operating leases covering 1,495 coal hopper railcars. Rental payments are charged to fuel expense and recovered through the company's tariffs and automatic fuel adjustment clauses. The leases have purchase and renewal options. Future minimum lease payments due under the railcar leases, assuming the leases are renewed under the renewal option are as follows:


      (DOLLARS IN THOUSANDS)
      1998..................... $5,431       2001................... $  5,128
      1999.....................  5,331       2002...................    5,026
      2000.....................  5,230       2003 and beyond........   56,097
                                                                      --------
         Total Minimum Lease Payments............................... $ 82,243
                                                                      ========

        Rental payments under operating leases were approximately $5.4 million in 1997, $5.4 million in 1996, and $6.5 million in 1995.

        The Company is required to maintain the railcars it has under lease to transport coal from Wyoming and has entered into an agreement with Railcar Maintenance Company, a non-affiliated company, to furnish this maintenance.

        The Company had entered into an agreement with an unrelated third-party to develop a natural gas storage facility. Operation of the gas storage facility proved beneficial by allowing the Company to lower fuel costs by base loading coal generation, a less costly fuel supply. During 1996, the Company completed negotiations and contracted with the third-party developer for gas storage service. Pursuant to the contract, the third-party developer reimbursed the Company for all outstanding cash advances and interest amounting to approximately $46.8 million. The Company also entered into a bridge financing agreement as guarantor for the third-party. In July 1997, the third-party obtained permanent financing and issued a note in the amount of $49.5 million. The proceeds from such permanent financing were applied to repay the outstanding bridge financing. In connection therewith, Energy Corp. entered into a note purchase agreement, pursuant to which it has agreed, upon the occurrence of a monetary default by such third-party on its permanent financing, to purchase the third-party's note at a price equal to the unpaid principal and interest under the third-party note.

        The Company has entered into agreements with four qualifying cogeneration facilities having initial terms of 3 to 32 years. These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978 ("PURPA"). Stated generally, PURPA and the regulations thereunder promulgated by FERC require the Company to purchase power generated in a manufacturing process from a qualified cogeneration facility ("QF"). The rate for such power to be paid by the Company was approved by the OCC. The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by the Company; the other is a capacity charge which the Company must pay the QF for having the capacity available. However, if no electrical power is made available to the Company for a period of time (generally three months), the Company's obligation to pay the capacity charge is suspended. The total cost of cogeneration payments is currently recoverable in rates from Oklahoma customers. In January 1998, the Company filed an application with the OCC seeking approval to revise an existing cogeneration contract with respect to one of these facilities. If approved, the contract term will be shortened and the total payments will be reduced by approximately $46 million. See Note 11 of Notes to Consolidated Financial Statements for related discussion.

        During 1997, 1996, and 1995, the Company made total payments to cogenerators of approximately $212.2 million, $210.0 million, and $210.4 million, of which $176.2 million, $175.2 million, and $174.1 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Purchased power. The future minimum capacity payments under the contracts for the next five years are approximately: 1998 - $187 million, 1999 - $189 million, 2000 - $190 million, 2001 - $191 million and 2002 - $193 million.

        Approximately $0.9 million of the Company's construction expenditures budgeted for 1998 are to comply with environmental laws and regulations.

        The  Company's   management  believes  all  of  its  operations  are  in
substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $42.6 million during 1998, compared to approximately $48.8 million in 1997. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

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

        The Company is a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous waste. The Company was not the owner or operator of those sites. Rather the Company along with many others, shipped materials to the owners or operators of the sites who failed to dispose of the materials in an appropriate manner. Remediation at one of these sites has been completed. The Company's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by EPA. One other party is currently contesting the Company's participation as a de minimis party. Regardless of the outcome of this issue, the Company believes its ultimate liability for this site is minimal.

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

        On February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996) and that OG&E file a cost of service study within 60 days. OG&E is in the process of evaluating the application.

10.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS AND CUSTOMER DEPOSITS

        The fair value of cash and cash equivalents and customer deposits approximate the carrying amount due to their short maturity.

LONG-TERM DEBT AND PREFERRED STOCK

        The fair value of Long-Term Debt and Preferred Stocks is estimated based on quoted market prices and management's estimate of current rates available for similar issues.

        Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:



                                                       1997                 1996                1995
                                                -------------------   -----------------   -----------------

                                                Carrying    Fair      Carrying   Fair     Carrying   Fair
(DOLLARS IN THOUSANDS)                           Amount     Value      Amount    Value     Amount    Value
============================================================================================================

     Cash and Cash Equivalents............... $    228    $    228    $    200  $   200   $    397  $    397
============================================================================================================

     Customer Deposits                        $ 23,846    $ 23,846    $ 23,257  $ 23,257  $ 21,920  $ 21,920
============================================================================================================

Long-Term Debt and Preferred Stock:

     First Mortgage Bonds.................... $581,524    $594,357    $644,881  $656,362  $644,462  $671,356

     Industrial Authority Bonds..............  135,400     135,400      79,400    79,400    79,400    79,400

     Preferred Stock:

      4% - 5.34% Series -- 827,828, 831,363

        and 836,963 Shares, respectively.....   49,266      49,997      49,379    35,829    49,939    35,541
=============================================================================================================

11.     SUBSEQUENT EVENTS

        In January 1998, the Company filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under PURPA, the Company was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required the Company to purchase peaking capacity from the plant for 10 years beginning in 1998 -- whether the capacity was needed or not. In January 1998, Energy Corp. agreed to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the MCPC plant, for approximately $25 million. As part of the transaction, the term of the existing cogeneration contract with the Company will be shortened. If the transaction is approved by the necessary regulatory agencies, the Company estimates that it will provide savings for its Oklahoma customers of approximately $46 million.

        On January 15, 1998, all outstanding shares of the Company's 4% Cumulative Preferred Stock were redeemed at the par value of $20 per share plus accrued dividends. On January 20, 1998, all outstanding shares of the Company's Cumulative Preferred Stock, par value $100 per share, were redeemed at the following amounts per share plus accrued dividends: 4.20% series-$102; 4.24% series-$102.875; 4.44% series-$102; 4.80% series-$102; and 5.34% series-$101.

        On February 11, 1998, the Company filed a registration statement for up to $112.5 million of senior notes. Assuming favorable market conditions, the Company may issue all or part of these securities to refinance, at lower rates, one or more series of outstanding first mortgage bonds.

        As more fully explained in Note 9, on February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction.

Report of Independent Public Accountants
----------------------------------------

TO THE SHAREOWNER OF
OKLAHOMA GAS AND ELECTRIC COMPANY:

        We have audited the accompanying consolidated balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (an Oklahoma corporation) and its subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company and its subsidiaries as of December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                /s/ Arthur Andersen LLP
                                                 Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 20, 1998

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

Supplementary Data
------------------

Interim Consolidated Financial Information  (Unaudited)

        In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods:



Quarter ended (DOLLARS IN THOUSANDS EXCEPT PER            Dec 31      Sep 30      Jun 30      Mar 31
SHARE DATA)
---------------------------------------------------------------------------------------------------------------

Operating revenues.........................   1997      $264,053     $417,612    $282,147    $227,878
                                              1996       251,669      411,765     303,077     233,826
                                              1995       241,041      436,846     275,524     214,876
---------------------------------------------------------------------------------------------------------------

Operating income...........................   1997      $ 20,825     $100,500    $ 43,283    $ 10,109
                                              1996        18,002      101,098      47,356      10,893
                                              1995        19,785      110,603      37,717      12,912
---------------------------------------------------------------------------------------------------------------

Income from operations of Enogex
   distributed to OGE Energy Corp..........   1997      $   ---      $    ---    $    ---    $    ---
                                              1996        3,900         3,740       4,322       4,501
                                              1995        3,575         2,844       3,039       3,254
---------------------------------------------------------------------------------------------------------------

Net income (loss)..........................   1997      $ 9,154      $ 86,601    $  29,124   $ (3,885)
                                              1996        7,301        90,165       35,328        538
                                              1995        4,890        96,969       24,258       (861)
---------------------------------------------------------------------------------------------------------------

Earnings (loss) available for common.......   1997      $ 8,583      $ 86,030    $  28,553   $ (4,457)
                                              1996        6,729        89,593       34,749        (41)
                                              1995        4,311        96,390       23,679     (1,440)
---------------------------------------------------------------------------------------------------------------

Earnings (loss) per average common share...   1997      $  0.21      $   2.13    $    0.71   $  (0.11)
                                              1996         0.17          2.22         0.86      (0.00)
                                              1995         0.11          2.39         0.59       0.04
---------------------------------------------------------------------------------------------------------------

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT.
         ---------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

        Items 10, 11, 12 and 13 are omitted pursuant to General Instruction G of Form 10-K, since the Company's parent, OGE Energy Corp., filed copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 27, 1998. Such proxy statement is incorporated herein by reference. In accordance with Instruction G of Form 10-K, the information required by Item 10 relating to Executive Officers has been included in Part I, Item 4, of this Form 10-K.

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMEMT SCHEDULES AND
---------------------------------------------------
        REPORTS ON FORM 8-K.
        -------------------

(a) 1.  FINANCIAL STATEMENTS
----------------------------

        The following consolidated financial statements and supplementary data are included in Part II, Item 8 of this Report:

o       Consolidated Balance Sheets at December 31, 1997, 1996 and 1995

o Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

o Consolidated Statements of Retained Earnings for the years ended December 31, 1997, 1996 and 1995

o       Consolidated Statements of Capitalization at December 31, 1997, 1996 and
        1995

o Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

o       Notes to Consolidated Financial Statements

o       Report of Independent Public Accountants

o       Report of Management


                          SUPPLEMENTARY DATA
                          ------------------

o       Interim Consolidated Financial Information

2. FINANCIAL STATEMENT SCHEDULE (INCLUDED IN PART IV)       PAGE
-----------------------------------------------------       ----
        Schedule II - Valuation and Qualifying Accounts      74

        Report of Independent Public Accountants             75

        Financial Data Schedule                              86

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


4.04     Copy of Supplemental Trust Indenture, dated
                  May 1, 1950, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 7.04 to Registration Statement No. 2-8421 and incorporated by reference herein)

4.05     Copy of Supplemental  Trust Indenture,  dated
                  March 1, 1952, being a supplemental instrument to
                  Exhibit 4.01 hereto.(Filed as Exhibit  4.08  to
                  Registration   Statement  No.  2-9415
                  and incorporated by reference herein)

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

4.24     Copy of Supplemental  Trust  Indenture,  dated
                  April 15, 1982, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.24 to the Company's Form 10-K Report, File No.1-1097, for the year ended December 31, 1982, and incorporated by reference herein)

4.25     Copy of Supplemental  Trust Indenture,  dated
                  August 15, 1986, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.25 to the Company's Form 10-K Report, File No.1-1097, for the year ended December 31, 1986, and incorporated by reference herein)

4.26     Copy of  Supplemental  Trust  Indenture,  dated
                  March 1, 1987, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.26 to the Company's Form 10-K Report for the year ended
                  December 31, 1987, File No. 1-1097, and incorporated by reference herein)

                                       69


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

4.30     Copy of  Supplemental  Trust  Indenture, dated October 1, 1995, being a supplemental instrument to Exhibit 4.01 hereto.
                  (Filed as Exhibit 4.02 to the Company's Form 8-K Report dated October 23, 1995, File No. 1-1097, and incorporated by reference herein)

4.31     Copy of Supplemental Trust Indenture, dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma,
                  Trustee. (Filed as Exhibit 4.29 to Registration Statement
                  No. 33-61821 and incorporated by reference herein)

4.32     Copy of Supplemental Trust Indenture No.1, dated October 16, 1995, being a supplemental  instrument to Exhibit 4.31 hereto.
                  (Filed as Exhibit 4.01 to the Company's Form 8-K Report dated October 23, 1995, File No. 1-1097, and incorporated by reference herein)

4.33     Supplemental Indenture No.2, dated as of July 1, 1997,
                  being a supplemental instrument to Exhibit  4.31
                  hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K
                  filed on July 17, 1997, File No. 1-1097, and
                  incorporated by reference herein)

4.34     Supplemental Trust Indenture, dated as of July 1, 1997,
                  being a supplemental instrument to Exhibit 4.01 hereto (Filed as Exhibit 4.02 to OG&E's
                  Form 8-K filed on July 17, 1997, File No. 1-1097, and incorporated by reference herein)

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

10.05    Form of  Change  of  Control  Agreement  for  Officers  of the
                  Company  and Energy  Corp.  (Filed as Exhibit  10.07
                  to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579 and incorporated by
                  reference herein)

10.06    Amended   and   Restated   Stock   Equivalent   and   Deferred
                  Compensation Plan for Directors, as amended. (Filed as
                  Exhibit 10.08 to Energy  Corp.'s  Form 10-K  Report for
                  the year ended December 31,  1996,  File No.  1-12579,
                  and  incorporated  by reference herein)

10.07    Restricted Stock Plan of Energy Corp.  (Filed as Exhibit 10.09
                  to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579, and incorporated by reference herein)

10.08    Agreement  and Plan of  Reorganization,  dated  May 14,  1986, between the Company and Mustang Fuel Corporation.
                  (Attached as Appendix A to Registration Statement
                  No.33-7472 and incorporated by reference herein)

10.09    Company's  Restoration of Retirement  Income Plan, as amended.
                  (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K
                  Report for the  year ended  December  31, 1996, File
                  No. 1-12579  and incorporated by reference herein)

10.10    Energy Corp.'s  Restoration of Retirement Savings Plan. (Filed
                  as Exhibit  10.13 to Energy  Corp.'s  Form 10-K Report
                  for the year  ended   December   31,  1996,   File  No.
                  1-12579  and incorporated by reference herein)

10.11    Company's  Supplemental  Executive  Retirement Plan. (Filed as
                  Exhibit 10.15 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)

10. 12   Energy Corp.'s Annual Incentive Compensation Plan.
                  (Filed as Exhibit 10.16 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996,  File
                  No. 1-12579 and incorporated by reference herein)

23.01    Consent of Arthur Andersen LLP.

24.01    Power of Attorney.

27.01    Financial Data Schedule.

99.01    Cautionary   Statement  for  Purposes  of  the  "Safe  Harbor"
                  Provisions of the Private Securities  Litigation
                  Reform Act of 1995

                  Executive Compensation Plans and Arrangements
                  ---------------------------------------------

10.05    Form of  Change  of  Control  Agreement  for  Officers  of the
                  Company  and Energy  Corp.  (Filed as Exhibit  10.07
                  to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579, and incorporated
                  by reference herein)

10.06    Amended and Restated Stock Equivalent and Deferred Compensation
                  Plan for Directors, as amended. (Filed as Exhibit 10.08 to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579, and incorporated by reference herein)

10.07    Restricted Stock Plan of the Company.  (Filed as Exhibit 10.09
                  to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579, and incorporated by reference herein)



10.09    Company's  Restoration of Retirement  Income Plan, as amended.
                  (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)

10.10    Energy Corp.'s  Restoration of Retirement Savings Plan. (Filed
                  as Exhibit  10.13 to Energy  Corp.'s  Form 10-K Report
                  for the year  ended   December   31,  1996,   File  No.
                  1-12579  and incorporated by reference herein)

10.11    Company's  Supplemental  Executive  Retirement Plan. (Filed as
                  Exhibit 10.15 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1993, File No. 1-12579 and incorporated by reference herein)

10.12    Energy Corp.'s Annual Incentive  Compensation  Plan. (Filed as
                  Exhibit 10.16 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)

(B)  REPORTS ON FORM 8-K
------------------------

         Item 5. Other Events, dated November 21, 1997, reporting that the Company had called for redemption of all its existing preferred stock.


                        OKLAHOMA GAS AND ELECTRIC COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                  COLUMN B              COLUMN C            COLUMN D     COLUMN E
                                       BALANCE      CHARGED TO    CHARGED TO                  BALANCE
                                       BEGINNING    COSTS AND       OTHER                      END OF
 DESCRIPTION                           OF YEAR      EXPENSES       ACCOUNTS      DEDUCTIONS     YEAR
 ------------                          ---------    ----------    -----------    ----------   --------
   1997                                                           (THOUSANDS)

Reserve for Uncollectible Accounts      $3,520       $7,297           -            $7,234      $3,583


   1996


Reserve for Uncollectible Accounts      $3,847       $6,571           -            $6,898      $3,520


   1995



Reserve for Uncollectible Accounts      $3,521       $7,428           -            $7,102      $3,847

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Oklahoma Gas and Electric Company:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Oklahoma Gas and Electric Company included in this Form 10-K, and have issued our report thereon dated January 20 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 66, Item 14 (a)
2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 / s / Arthur Andersen LLP
                                                       Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 20, 1998

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 27th day of March, 1998.

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

        Signature                   Title                            Date
       -----------                ---------                        --------

/ s / Steven E. Moore
Steven E. Moore            Principal Executive
                             Officer and Director;               March 27, 1998

/ s / A. M. Strecker
A. M. Strecker             Principal Financial Officer; and      March 27, 1998

/ s / Donald R. Rowlett
Donald R. Rowlett          Principal Accounting Officer.         March 27, 1998


       Herbert H. Champlin           Director;

       Luke R. Corbett               Director;

       William E. Durrett            Director;

       Martha W. Griffin             Director;

       Hugh L. Hembree, III          Director;

       Robert Kelley                 Director;

       Bill Swisher                  Director; and

       Ronald H. White, M.D.         Director.


/ s /  Steven E. Moore
By Steven E. Moore (attorney-in-fact)                            March 27, 1998

                                  EXHIBIT INDEX
                                  -------------

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

4.25     Copy of Supplemental  Trust Indenture,  dated August 15, 1986, being a supplemental instrument to Exhibit 4.01 hereto.
                  (Filed as Exhibit 4.25 to the  Company's  Form 10-K Report,
                  File No. 1-1097, for the year ended December 31, 1986, and incorporated by reference herein)

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

                                       80


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

4.33     Supplemental  Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.31 hereto, (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on
                  July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

4.34     Supplemental Trust Indenture dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto, (Filed as Exhibit 4.02 to OG&E's Form 8-K filed on
                  July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

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

                                       81

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

10.05    Form of  Change  of  Control  Agreement  for  Officers  of the
                  Company  and Energy  Corp.  (Filed as Exhibit  10.07
                  to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No. 1-12579 and incorporated
                  by reference herein)

10.06    Amended  and   Restated   Stock   Equivalent   and   Deferred
                  Compensation Plan for Directors, as amended. (Filed as
                  Exhibit 10.08 to Energy  Corp.'s  Form 10-K  Report
                  for the year ended December 31, 1996, File No.1-12579,
                  and  incorporated  by reference herein)

10.07    Restricted Stock Plan of Energy Corp.  (Filed as Exhibit 10.09
                  to Energy Corp.'s Form 10-K Report for the year ended
                  December 31, 1996, File No.1-12579, and incorporated by reference herein)

10.08    Agreement  and Plan of  Reorganization,  dated  May 14,  1986, between the Company and Mustang Fuel Corporation.
                  (Attached as Appendix A to Registration Statement
                  No. 33-7472 and incorporated by reference herein)

10.09    Company's  Restoration of Retirement  Income Plan, as amended.
                  (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K
                  Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)

10.10    Energy Corp.'s  Restoration of Retirement Savings Plan. (Filed
                  as Exhibit  10.13 to Energy  Corp.'s  Form 10-K Report
                  for the year  ended   December   31,  1996, File  No.
                  1-12579  and incorporated by reference herein)

10.11    Company's  Supplemental  Executive  Retirement Plan. (Filed as
                  Exhibit 10.15 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)

                                       82



10.12    Energy Corp.'s Annual Incentive  Compensation  Plan. (Filed as
                  Exhibit 10.16 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996, File No. 1-12579 and incorporated by reference herein)

23.01    Consent of Arthur Andersen LLP.

24.01    Power of Attorney.

27.01    Financial Data Schedule.

99.01    Cautionary   Statement  for  Purposes  of  the  "Safe  Harbor"
                      Provisions of the Private Securities  Litigation
                      Reform Act of 1995