Form 10-Q
period 1998-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 1998-05-15
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

                                321 North Harvey
                                  P. O. Box 321
                       Oklahoma City, Oklahoma 73101-0321
                    (Address of principal executive offices)
                                   (Zip Code)

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

     There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of April 30, 1998, all of which were held by OGE Energy Corp.

================================================================================


                        OKLAHOMA GAS AND ELECTRIC COMPANY

                          PART I. FINANCIAL INFORMATION

  ITEM 1  FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                        3 MONTHS ENDED
                                                            MARCH 31
                                                       1998           1997
                                                    ----------     ----------
                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES...............................   $ 236,645      $ 227,878
                                                    ----------     ----------
OPERATING EXPENSES:
    Fuel.........................................      69,868         67,307
    Purchased power..............................      56,325         58,157
    Other operation & maintenance................      62,165         56,106
    Depreciation and amortization................      29,607         28,476
    Current income taxes.........................      (1,645)        (1,088)
    Deferred income taxes, net...................          26         (1,416)
    Deferred investment tax credits, net.........      (1,288)        (1,287)
    Taxes other than income......................      11,800         11,514
                                                    ----------     ----------
       Total operating expenses..................     226,858        217,769
                                                    ----------     ----------
OPERATING INCOME.................................       9,787         10,109
                                                    ----------     ----------
OTHER INCOME (DEDUCTIONS):
    Interest Income..............................         563            781
    Other........................................        (451)          (347)
                                                    ----------     ----------
       Net other income..........................         112            434
                                                    ----------     ----------
INTEREST CHARGES:
    Interest on long-term debt...................      11,159         13,316
    Allowance for borrowed funds used
      during construction........................        (181)           (67)
    Other........................................       1,000          1,179
                                                    ----------     ----------
     Total interest charges, net.................      11,978         14,428
                                                    ----------     ----------
NET LOSS.........................................      (2,079)        (3,885)

PREFERRED DIVIDEND REQUIREMENTS..................         733            571
                                                    ----------     ----------
LOSS AVAILABLE FOR COMMON........................   $  (2,812)     $  (4,456)
                                                    ==========     ==========
AVERAGE COMMON SHARES OUTSTANDING (thousands)....      40,379         40,379

LOSS PER AVERAGE COMMON SHARE....................   $   (0.07)     $   (0.11)
                                                    ==========     ==========
DIVIDENDS DECLARED PER SHARE.....................   $    .640      $    .764



THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                             MARCH 31       DECEMBER 31
                                                               1998            1997
                                                           ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service..........................................     $ 3,656,332     $ 3,647,366
  Construction work in progress.......................          31,090          18,910
                                                           ------------    ------------
       Total property, plant and equipment............       3,687,422       3,666,276
           Less accumulated depreciation..............       1,681,984       1,653,771
                                                           ------------    ------------
  Net property, plant and equipment...................       2,005,438       2,012,505
                                                           ------------    ------------
OTHER PROPERTY AND INVESTMENTS, at cost...............          26,934          28,140
                                                           ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents...........................             175             228
  Accounts receivable - customers, less reserve
    of $2,509 and $3,583 respectively.................          77,270          92,379
  Accrued unbilled revenues...........................          29,200          36,900
  Accounts receivable - other.........................           9,322           9,795
  Fuel inventories, at LIFO cost......................          45,434          43,577
  Materials and supplies, at average cost.............          24,554          24,481
  Prepayments and other...............................           1,778           2,533
  Accumulated deferred tax assets.....................           5,797           6,048
                                                           ------------    ------------
    Total current assets..............................         193,530         215,941
                                                           ------------    ------------

DEFERRED CHARGES:
  Advance payments for gas............................          10,500          10,500
  Income taxes recoverable through future rates.......          42,095          42,549
  Other...............................................          40,135          41,147
                                                           ------------    ------------
    Total deferred charges............................          92,730          94,196
                                                           ------------    ------------
TOTAL ASSETS..........................................     $ 2,318,632     $ 2,350,782
                                                           ============    ============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings..................     $   822,724     $   851,390
  Cumulative preferred stock..........................             ---          49,266
  Long-term debt......................................         679,443         691,924
                                                           ------------    ------------
    Total capitalization..............................       1,502,167       1,592,580
                                                           ------------    ------------

CURRENT LIABILITIES:
  Accounts payable - affiliates.......................         104,186          14,986
  Accounts payable - other............................          45,545          47,802
  Dividends payable...................................             ---             571
  Customers' deposits.................................          23,851          23,846
  Accrued taxes.......................................          10,799          18,963
  Accrued interest....................................          13,740          15,746
  Long-term debt due within one year..................          12,500          25,000
  Other...............................................          33,518          35,386
                                                           ------------    ------------
    Total current liabilities.........................         244,139         182,300
                                                           -------------   ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation..............          55,935          57,418
  Accumulated deferred income taxes...................         438,660         439,657
  Accumulated deferred investment tax credits.........          71,591          72,878
  Other...............................................           6,140           5,949
                                                           ------------    ------------
    Total deferred credits and other liabilities......         572,326         575,902
                                                           ------------    ------------
TOTAL CAPITALIZATION AND LIABILITIES..................     $ 2,318,632     $ 2,350,782
                                                           ============    ============



THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                  STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                                                        3 MONTHS ENDED
                                                                            MARCH 31
                                                                       1998           1997
                                                                   ----------     -----------
                                                                      (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss....................................................     $  (2,079)     $   (3,885)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided From Operating Activities:
     Depreciation and amortization............................        29,607          28,476
     Deferred income taxes and investment tax credits, net....        (1,262)         (2,703)
     Change in Certain Current Assets and Liabilities:
       Accounts receivable - customers........................        15,109          21,841
       Accrued unbilled revenues..............................         7,700          10,000
       Fuel, materials and supplies inventories...............        (1,930)            824
       Accumulated deferred tax assets........................           251           2,780
       Other current assets...................................         1,228          29,868
       Accounts payable.......................................        44,888          (3,540)
       Accrued taxes..........................................        (8,164)        (14,966)
       Accrued interest.......................................        (2,006)           (957)
       Other current liabilities..............................        (2,434)        (27,518)
     Other operating activities...............................            41            (521)
                                                                   ----------     -----------
        Net cash provided from operating activities...........        80,949          39,699
                                                                   ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.....................................       (22,202)        (17,700)
                                                                   ----------     -----------
        Net cash used in investing activities.................       (22,202)        (17,700)
                                                                   ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of long-term debt.............................       (25,000)        (15,000)
     Short-term debt, net.....................................        42,055          24,500
     Redemption of preferred stock............................       (49,266)            (50)
     Cash dividends declared on preferred stock...............          (733)           (571)
     Cash dividends declared on common stock..................       (25,856)        (30,849)
                                                                   ----------     -----------
        Net cash used in financing activities.................       (58,800)        (21,970)
                                                                   ----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........           (53)             29
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............           228             200
                                                                   ----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................     $     175      $      229
                                                                   ==========     ===========
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
   Interest (net of amount capitalized).......................     $  13,283      $   14,077
   Income taxes...............................................     $   9,908      $    5,175
---------------------------------------------------------------------------------------------

DISCLOSURE OF ACCOUNTING POLICY:
  For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.



THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART
HEREOF.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1. The condensed financial statements included herein have been prepared by Oklahoma Gas and Electric Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and December 31, 1997, and the results of operations and the changes in cash flows for the periods ended March 31, 1998, and March 31, 1997, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Adoption of SFAS No. 130 is required for both interim and annual periods beginning after December 15, 1997. The Company adopted this new standard effective March 31, 1998. Comprehensive income as defined in SFAS No. 130 equals the Company's net income as shown in the Statements of Income.

3. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain financial information of the Company, but will not affect reported earnings.

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

ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 1998 (the "current period"), and the financial position as of March 31, 1998, of the Company. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding period of the prior year.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1997, including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

     In 1994, the Company restructured and redesigned its operations to reduce costs in order to more favorably position itself for the competitive electric utility environment. As part of this process, the Company implemented a VERP and a severance package in 1994. These two packages reduced the Company's workforce by approximately 900 employees.

     In response to an application filed by the Company, the Oklahoma Corporation Commission ("OCC") issued an order on October 26, 1994, that permitted the Company to: (i) establish a regulatory asset in connection with the costs associated with the workforce reduction; (ii) amortize the December 31, 1994, balance of the regulatory asset over 26 months; and (iii) reduce the Company's electric rates by approximately $15 million annually, effective January 1995. In 1996, the labor savings substantially offset the amortization of the regulatory asset and the annual rate reduction of $15 million. The regulatory asset was fully amortized at February 28, 1997, and again, the labor savings substantially offset the regulatory asset amortization in 1997 and, therefore, did not significantly impact operating results in this period.

REVENUES

     Operating revenues increased $8.8 million or 3.8 percent. The increase in electric sales was attributable to continued electric customer growth, favorable weather conditions and the impact of the Generation Efficiency Performance Rider ("GEP Rider") that was authorized by the OCC in the Company's most recent rate order. The GEP Rider increased revenue by approximately $6.4 million. These increases offset the effects of the $50 million annual rate reduction that became effective March 5, 1997.

     Customer growth and the more favorable weather conditions in the electric service area resulted in a 3.3 percent increase in kilowatt-hour sales to OG&E customers ("system sales"). Sales to other utilities increased 1.6 percent; however, sales to other utilities are at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

     Operating expenses increased $9.1 million or 4.2 percent due to increased fuel cost and other operation and maintenance expenses.

     Fuel expense increased $2.6 million or 3.8 percent primarily due to increased generation as a result of more favorable weather conditions. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs.

     Other operation and maintenance increased $6.1 million or 10.8 percent primarily due to increased costs associated with scheduled overhauls at three power generating stations.

     Interest charges decreased $2.5 million or 17 percent primarily due to the redemption on August 21, 1997 of $250 million of long-term debt, refinanced at lower interest cost, the refinancing of $56 million of 7 percent Pollution Control Revenue Bonds in July 1997 and the retirement of $25 million of 6.375 percent First-Mortgage Bonds in January 1998.

EARNINGS

     The current period net loss of $2.1 million represents an improvement of $1.8 million in the current period. Earnings per share improved from an eleven cent loss in the first quarter of

1997 to a seven cent loss in the current period, which reflects the above items and the seasonal nature of the Company's regulated electric business.


LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1998. Short-term borrowings will continue to be used to meet temporary cash requirements. Short-term borrowings are included in accounts payable - affiliates on the accompanying balance sheet and increased $89.2 million during the current period primarily due to the redemption of preferred stock, payment of long-term debt and property taxes.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures for the current period of $22.2 million were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $53,000 during the three months ended March 31, 1998. The decrease reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of retirement of long-term debt, construction expenditures and dividend payments.

     In January 1998, the Company filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required the Company to purchase peaking capacity from the plant for 10 years beginning in 1998 - whether the capacity was needed or not. In December 1997, Energy Corp. agreed to purchase the stock of Oklahoma Loan Acquisition Corporation, the company that owns the MCPC plant. As part of the transaction, the duration of the existing cogeneration contract with the Company would be reduced from 10 years ending December 31, 2007, to four and one half years ending June 30, 2002. If the transaction is approved by the necessary regulatory agencies and is consummated, the Company estimates that it will provide aggregate savings for its Oklahoma customers of approximately $46 million as compared to the existing cogeneration contract. Additional regulatory approvals of the FERC and the APSC, among others, are needed to complete the transaction.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" and Item 5 - "Other Information" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 1997 Form 10-K.


                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1997 Form 10-K for a description of certain legal proceedings presently pending. Except as described below, there are no new significant cases to report against the Company and there have been no significant changes in the previously reported proceedings.

     1. As previously reported, in the State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63, on
February 24, 1997, the taxpayers instituted litigation against OG&E and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by OG&E to its ratepayers in compliance with an Order of the OCC which Plaintiffs allege was illegal. Plaintiffs allege the refunds should have been paid into the state Unclaimed Property Fund. In June 1997, OG&E's Motion for Summary Judgment was granted. Plaintiffs appealed. On April 10, 1998, the Court of Civil Appeals affirmed the order of the trial court granting OG&E Summary Judgment. On April 29, 1998, Plaintiffs petitioned the Court of Civil Appeals for rehearing. Plaintiffs' petition is pending. Management believes that the lawsuit is without merit and will not have a material adverse effect on the Company's financial position or its results of operations.

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


                          OKLAHOMA GAS AND ELECTRIC COMPANY
                                    (Registrant)



                        By           /s/ Donald R. Rowlett
                          ------------------------------------
                                         Donald R. Rowlett
                           Controller Corporate Accounting

                         (On behalf of the registrant and in
                      his capacity as Chief Accounting Officer)

May 14, 1998


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

27.01               Financial Data Schedule

