Form 10-Q
period 1998-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 1998-08-14
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

     There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of July 31, 1998.

================================================================================


                        OKLAHOMA GAS AND ELECTRIC COMPANY

                          PART I. FINANCIAL INFORMATION

  ITEM 1  FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        3 MONTHS ENDED                   6 MONTHS ENDED
                                                            JUNE 30                          JUNE 30
                                                    -------------------------        -------------------------
                                                       1998           1997              1998           1997
                                                    ----------     ----------        ----------     ----------
                                                                 (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES...............................   $ 336,017      $ 282,148         $ 572,662      $ 510,026
                                                    ----------     ----------        ----------     ----------
OPERATING EXPENSES:
    Fuel.........................................      88,922         70,624           158,790        137,931
    Purchased power..............................      57,757         52,693           114,082        110,850
    Other operation & maintenance................      73,519         58,685           125,370        114,792
    Depreciation and amortization................      29,395         28,671            58,928         57,147
    Current income taxes.........................      25,462         19,504            28,256         18,416
    Deferred income taxes, net...................      (1,048)          (987)           (1,022)        (2,404)
    Deferred investment tax credits, net.........      (1,288)        (1,288)           (2,575)        (2,575)
    Taxes other than income......................      11,407         10,963            22,725         22,477
                                                    ----------     ----------        ----------     ----------
       Total operating expenses..................     284,126        238,865           504,554        456,634
                                                    ----------     ----------        ----------     ----------
OPERATING INCOME.................................      51,891         43,283            68,108         53,392
                                                    ----------     ----------        ----------     ----------
OTHER INCOME (DEDUCTIONS):
    Interest Income..............................         639            494             1,202          1,275
    Other........................................      (1,049)          (345)           (1,500)          (692)
                                                    ----------     ----------        ----------     ----------
       Net other income (deductions).............        (410)           149              (298)           583
                                                    ----------     ----------        ----------     ----------
INTEREST CHARGES:
    Interest on long-term debt...................      10,904         13,455            22,063         26,770
    Allowance for borrowed funds used
      during construction........................        (278)          (157)             (459)          (224)
    Other........................................       1,406          1,011             2,406          2,191
                                                    ----------     ----------        ----------     ----------
     Total interest charges, net.................      12,032         14,309            24,010         28,737
                                                    ----------     ----------        ----------     ----------
NET INCOME.......................................      39,449         29,123            43,800         25,238

PREFERRED DIVIDEND REQUIREMENTS..................           -            572               733          1,143
                                                    ----------     ----------        ----------     ----------
LOSS AVAILABLE FOR COMMON........................   $  39,449      $  28,551         $  43,067      $  24,095
                                                    ==========     ==========        ==========     ==========
AVERAGE COMMON SHARES OUTSTANDING................      40,379         40,379            40,379         40,379

EARNINGS PER AVERAGE COMMON SHARE................   $    0.98      $   (0.71)        $    1.07      $    0.60
                                                    ==========     ==========        ==========     ==========
DIVIDENDS DECLARED PER SHARE.....................   $    .665      $    .640         $    1.31      $    1.40



THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                             JUNE 30        DECEMBER 31
                                                               1998            1997
                                                           ------------    ------------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service..........................................     $ 3,644,484     $ 3,647,366
  Construction work in progress.......................          40,954          18,910
                                                           ------------    ------------
       Total property, plant and equipment............       3,685,438       3,666,276
           Less accumulated depreciation..............       1,694,331       1,653,771
                                                           ------------    ------------
  Net property, plant and equipment...................       1,991,107       2,012,505
                                                           ------------    ------------
OTHER PROPERTY AND INVESTMENTS, at cost...............          28,439          28,140
                                                           ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents...........................           1,495             228
  Accounts receivable - customers, less reserve
    of $4,705 and $3,583 respectively.................         121,813          92,379
  Accrued unbilled revenues...........................          61,100          36,900
  Accounts receivable - other.........................          14,293           9,795
  Fuel inventories, at LIFO cost......................          44,341          43,577
  Materials and supplies, at average cost.............          24,321          24,481
  Prepayments and other...............................           4,232           2,533
  Accumulated deferred tax assets.....................           6,183           6,048
                                                           ------------    ------------
    Total current assets..............................         277,778         215,941
                                                           ------------    ------------

DEFERRED CHARGES:
  Advance payments for gas............................          10,500          10,500
  Income taxes recoverable through future rates.......          41,640          42,549
  Other...............................................          38,157          41,147
                                                           ------------    ------------
    Total deferred charges............................          90,297          94,196
                                                           ------------    ------------
TOTAL ASSETS..........................................     $ 2,387,621     $ 2,350,782
                                                           ============    ============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings..................     $   841,747     $   851,390
  Cumulative preferred stock..........................               -          49,266
  Long-term debt......................................         702,845         691,924
                                                           ------------    ------------
    Total capitalization..............................       1,544,592       1,592,580
                                                           ------------    ------------

CURRENT LIABILITIES:
  Accounts payable - affiliates.......................         142,050          14,986
  Accounts payable....................................          32,299          47,802
  Dividends payable...................................               -             571
  Customers' deposits.................................          23,807          23,846
  Accrued taxes.......................................          19,380          18,963
  Accrued interest....................................          13,335          15,746
  Long-term debt due within one year..................               -          25,000
  Other...............................................          43,049          35,386
                                                           ------------    ------------
    Total current liabilities.........................         273,920         182,300
                                                           -------------   ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation..............          54,432          57,418
  Accumulated deferred income taxes...................         438,763         439,657
  Accumulated deferred investment tax credits.........          70,303          72,878
  Other...............................................           5,611           5,949
                                                           ------------    ------------
    Total deferred credits and other liabilities......         569,109         575,902
                                                           ------------    ------------
TOTAL CAPITALIZATION AND LIABILITIES..................     $ 2,387,621     $ 2,350,782
                                                           ============    ============



THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                  STATEMENTS OF
                                   CASH FLOWS
                                   (UNAUDITED)
                                                                        6 MONTHS ENDED
                                                                            JUNE 30
                                                                       1998           1997
                                                                   ----------     -----------
                                                                      (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..................................................     $  43,800      $   25,238
  Adjustments to Reconcile Net Income to Net
   Cash Provided From Operating Activities:
     Depreciation and amortization............................        58,928          57,147
     Deferred income taxes and investment tax credits, net....        (3,597)         (4,979)
     Change in Certain Current Assets and Liabilities:
       Accounts receivable - customers........................       (29,434)          7,241
       Accrued unbilled revenues..............................       (24,200)        (20,700)
       Fuel, materials and supplies inventories...............          (604)         (1,295)
       Accumulated deferred tax assets........................          (135)          3,012
       Other current assets...................................         6,261          37,538
       Accounts payable.......................................        39,597          (3,387)
       Accrued taxes..........................................           417              98
       Accrued interest.......................................        (2,411)           (834)
       Other current liabilities..............................         7,053           5,653
     Other operating activities...............................        (2,711)          1,306
                                                                   ----------     -----------
        Net cash provided from operating activities...........        92,964         106,038
                                                                   ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.....................................       (48,449)        (41,790)
                                                                   ----------     -----------
        Net cash used in investing activities.................       (48,449)        (41,790)
                                                                   ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of long-term debt.............................      (112,500)        (15,000)
     Proceeds from long-term debt.............................       100,000               -
     Short-term debt, net.....................................        71,964          10,451
     Redemption of preferred stock............................       (49,266)           (110)
     Cash dividends declared on preferred stock...............          (733)         (1,143)
     Cash dividends declared on common stock..................       (52,713)        (56,698)
                                                                   ----------     -----------
        Net cash used in financing activities.................       (43,248)        (62,500)
                                                                   ----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................         1,267           1,748
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............           228             200
                                                                   ----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................     $   1,495      $    1,948
                                                                   ==========     ===========
---------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
   Interest (net of amount capitalized).......................     $  23,460      $   27,977
   Income taxes...............................................     $  12,183      $    5,891
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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and December 31, 1997, and the results of operations and the changes in cash flows for the periods ended June 30, 1998, and June 30, 1997, have been included and are of a normal recurring nature (excluding amortization of a regulatory asset relating to a Voluntary Early Retirement Package ("VERP") and severance package - See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for related discussion).

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

2. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain financial information of the Company, but will not affect reported earnings.

3. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." Adoption of SFAS No. 132 is required for financial statements for periods beginning after December 15, 1997. The Company will adopt this new standard effective December 31, 1998. Adoption of this new standard will change the presentation of certain disclosure information of the Company, but will not affect reported earnings.

4. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". Adoption of SFAS No. 133 is required for financial statements for periods beginning after June 15, 1999. The Company will adopt this new standard effective January 1, 2000, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operations.

ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 1998 (respectively, the "current periods"), and the financial position as of June 30, 1998, of the Company. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; failure of companies that the Company does business with to be Year 2000 compliant; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1997, including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

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

EARNINGS

     Net income  increased  $10.3  million or 35.5 percent and $18.6  million or
73.5 percent in the current periods. As explained below, the Company's increase in earnings was primarily attributable to higher revenues from warmer weather and higher margins on off-system sales.

REVENUES

     Total operating revenues increased $53.9 million or 19.1 percent and $62.6 million or 12.3 percent in the current periods. These increases were attributable to increased electric sales primarily attributable to significantly warmer weather, continued electric customer growth and the impact of the Generation Efficiency Performance Rider ("GEP Rider") that was authorized by the OCC in the Company's most recent rate order. The significantly warmer weather resulted in increased revenue of approximately $22.8 million and $23.4 million. The GEP Rider increased revenue by approximately $4.2 million and $9.9 million. These increases offset the effects of the annual rate reduction that became effective March 5, 1997.

     Favorable weather conditions in the electric service area and customer growth resulted in a 12.7 percent and 8.1 percent increase in kilowatt-hour sales to Company customers ("system sales"). Kilowatt-hour sales to other utilities increased 9.1 percent and decreased 1.3 percent; however, the early summer heat drove prices of this off-system electricity to record levels, increasing operating revenues approximately $8.5 million in the current periods and at margins significantly higher than had been experienced in the past. There can be no assurance that such margins on future off-system sales will continue.

EXPENSES

     Total operating expenses increased $45.3 million or 18.9 percent and $47.9 million or 10.5 percent in the current periods primarily due to increased fuel costs, other operation and maintenance and current income taxes.

     Fuel expense  increased  $18.3 million or 25.9 percent and $20.9 million or
15.1 percent in the current periods. These increases were primarily due to increased generation as a result of the significantly warmer than normal weather. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. owns and operates a pipeline business that delivers natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs.

     Purchased power costs increased $5.1 million or 9.6 percent and $3.2 million or 2.9 percent primarily due to the start of a power purchase contract with a cogeneration plant near Pryor, Oklahoma, from which the Company is obligated to purchase 110 megawatts of peaking capacity, beginning in January 1998. See "Liquidity and Capital Requirements."

     Other operation and maintenance increased $14.8 million or 25.3 percent and $10.6 million or 9.2 percent in the current periods. These increases resulted primarily from increased costs associated with scheduled overhauls at three power generating plants, increased maintenance costs on generating units due to increased electric sales and increased labor costs.

     Current income taxes increased $6.0 million or 30.5 percent and $9.8 million or 53.4 percent in the current periods due to higher pre-tax earnings.

     Depreciation and amortization increased during the current periods due to an increase in depreciable property.

     Interest charges decreased $2.3 million or 15.9 percent and $4.7 million or
16.4 percent primarily due to the redemption on August 21, 1997 of the Company's $250 million of long-term debt, refinanced at lower interest cost, the Company refinancing $56 million of 7 percent Pollution Control Revenue Bonds in July 1997 and the Company retiring $25 million of 6.375 percent First-Mortgage Bonds in January 1998. These interest savings were partially offset by costs associated with increased short-term debt.


LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1998. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $48.4 million for the six months ended June 30, 1998 were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $1.3 million during the six months ended June 30, 1998. The increase reflects the Company's cash flow from operations plus an increase in short-term borrowings, net of retirement of long-term debt, construction expenditures, redemption of preferred stock and dividend payments.

     In January 1998, the Company filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company was obligated to enter into the original contract, which was approved by the OCC in 1987, and which required the Company to purchase 110 megawatts of peaking capacity from the plant for 10 years beginning in 1998 - whether the capacity was needed or not. As part of this transaction, OGE Energy Corp. ("Energy Corp.") agreed to purchase the stock of Oklahoma Loan Acquisition Corporation ("OLAC"), the company that owns the MCPC plant, for approximately $25 million. The Company has obtained the required regulatory approvals from the OCC, APSC and FERC. Assuming the transaction is completed, the term of the existing cogeneration contract will be reduced by four and one-half years, which should reduce the amounts to be paid by the Company, and should provide savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Funding for the $25 million purchase price is expected to be provided by internally generated funds and short-term borrowings. The Company has been notified by the company that currently owns the stock of OLAC (the "Seller") that it is in arbitration with a third party over its ability to sell the stock of OLAC to Energy Corp. The Company has been further notified that the arbitrator has ruled that the stock of OLAC may not be sold to Energy Corp. until it has first been offered to the third party on the same terms as it was offered to Energy Corp. If the Seller does not sell the stock of OLAC to Energy Corp., Energy Corp. intends to pursue its available legal remedies.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarter ended March 31, 1998 and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 1997 Form 10-K.


                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1997 Form 10-K for a description of certain legal proceedings presently pending. Except as described below, there are no new significant cases to report against the Company and there have been no significant changes in the previously reported proceedings.

     As reported in the Company's Form 10-Q, for the quarter ended March 31, 1998, in the State of Oklahoma, ex rel., Teresa Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63, on February 24, 1997, the taxpayers instituted litigation against the Company and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of

$2,910,552.42, plus interest and costs, for overcharges refunded by the Company to its ratepayers in compliance with an Order of the OCC which Plaintiffs allege was illegal. Plaintiffs allege the refunds should have been paid into the state Unclaimed Property Fund. In June 1997, the Company's Motion for Summary Judgment was granted. Plaintiffs appealed. On April 10, 1998, the Court of Civil Appeals affirmed the order of the trial court granting the Company Summary Judgment. On April 29, 1998, Plaintiffs petitioned the Court of Civil Appeals for rehearing. Plaintiffs' Petition for Rehearing was overruled. Plaintiffs timely filed a Petition for Certiorari with the Oklahoma Supreme Court. Plaintiffs' Petition for Certiorari with the Oklahoma Supreme Court is presently pending. Management believes that the lawsuit is without merit and will not have a material adverse effect on the Company's financial position or its results of operations.

     As reported under Item 1 of the Company's 1997 Form 10-K, the Staff of the APSC commenced a preceeding in February 1998 seeking a $3.1 million annual reduction of the Company's electric rates in Arkansas. The Company has made various filings in this proceeding asserting that no reduction in its rates is appropriate. The Company cannot predict at the present time when this matter will be concluded or its ultimate outcome.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS

         (a)      The  Company's  Annual  Meeting  of  Shareowners  was  held on
                  May 21, 1998.

         (b)      Not applicable.

         (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

                  (1) The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                           Luke R. Corbett - 40,378,745 votes for election and no votes withheld

                           Robert Kelley - 40,378,745 votes for election and no votes withheld

                           Bill Swisher - 40,378,745 votes for election and no votes withheld

ITEM 5  OTHER INFORMATION

     Reference is made to Item 1 of the Company's 1997 Form 10-K for a discussion of the Electric Restructuring Act of 1997 (the "Act"), which, if implemented as proposed, would allow electric retail customers in Oklahoma to choose their electric supplier by July 2002. In June 1998, various amendments to the Act were enacted, which amendments, among other things: (i) direct that the Joint Electric Utility Task Force (i.e., a committee composed of members of the Oklahoma Senate and Oklahoma House of Representatives), rather than the OCC or Oklahoma Tax Commission, conduct the various studies required by the Act; (ii) establish October 1, 1999 as the completion date for such studies; (iii) require a uniform tax policy be established by July 1, 2002 (the original language of the Act precluded retail consumer choice until a uniform tax policy was established); and (iv) add a new provision to the Act that requires out-of-state suppliers of electricity and their affiliates who make retail sales of electricity in Oklahoma through the use of transmission and distribution facilities of in-state suppliers to provide equal access to their transmission and distribution facilities outside of Oklahoma.

     Reference is made to Item 1 of the Company's 1997 Form 10-K for a discussion of various proceedings established by the APSC to consider the implementation of a competitive retail electric market in Arkansas. Those proceedings have commenced and the Company is actively participating in the process. It appears that, following the completion of these proceedings, the APSC will submit a report on retail choice to the Arkansas Legislature by the end of 1998.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                       27.01 - Financial Data Schedule.

         (b)      Reports on Form 8-K
                       None

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


                          OKLAHOMA GAS AND ELECTRIC COMPANY
                                    (Registrant)



                        By           /s/ Donald R. Rowlett
                          ------------------------------------
                                         Donald R. Rowlett
                           Controller Corporate Accounting

                         (On behalf of the registrant and in
                      his capacity as Chief Accounting Officer)

August 13, 1998


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

27.01               Financial Data Schedule

