Form 10-Q
period 1998-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 1998-11-13
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

     Yes   X           No
        ---------        ---------

There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of October 31, 1998.

================================================================================



                                                 OKLAHOMA GAS AND ELECTRIC COMPANY

                                                   PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                                       STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                       3 Months Ended                       9 Months Ended
                                                                        September 30                         September 30
                                                               -------------------------------    ----------------------------------
                                                                   1998             1997               1998               1997
                                                               -------------    --------------    ----------------   ---------------
                                                                                  (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:                                            $    474,209     $    417,612     $     1,046,871     $      927,637
                                                               -------------    -------------    ----------------    ---------------
OPERATING EXPENSES:
  Fuel.....................................................         120,188          105,258             278,978            243,189
  Purchased power..........................................          65,107           55,081             179,189            165,931
  Other operation and maintenance..........................          56,688           63,093             182,058            177,885
  Depreciation and amortization............................          28,390           28,985              87,317             86,132
  Current income taxes.....................................          65,391           43,298              93,647             61,714
  Deferred income taxes, net...............................          11,326           11,461              10,304              9,057
  Deferred investment tax credits, net.....................          (1,287)          (1,287)             (3,862)            (3,862)
  Taxes other than income..................................          10,141           11,223              32,866             33,700
                                                               -------------    -------------    ----------------    ---------------
    Total operating expenses...............................         355,944          317,112             860,497            773,746
                                                               -------------    -------------    ----------------    ---------------
OPERATING INCOME...........................................         118,265          100,500             186,374            153,891
                                                               -------------    -------------    ----------------    ---------------
OTHER INCOME (DEDUCTIONS):
  Interest income..........................................             887            1,858               2,089              3,133
  Other....................................................          (1,588)            (754)             (3,088)            (1,445)
                                                               -------------    -------------    ----------------    ---------------
    Net other income (deductions)..........................            (701)           1,104                (999)             1,688
                                                               -------------    -------------    ----------------    ---------------
INTEREST CHARGES:
  Interest on long-term debt...............................          11,268           14,573              33,332             41,343
  Allowance for borrowed funds used during construction....            (280)            (249)               (740)              (473)
  Other....................................................             645              679               3,052              2,869
                                                               -------------    -------------    ----------------    ---------------
    Total interest charges, net............................          11,633           15,003              35,644             43,739
                                                               -------------    -------------    ----------------    ---------------
NET INCOME ................................................         105,931           86,601             149,731            111,840

PREFERRED DIVIDEND REQUIREMENTS............................               -              571                 733              1,714
                                                               -------------    -------------    ----------------    ---------------
EARNINGS AVAILABLE FOR COMMON..............................    $    105,931     $     86,030     $       148,998     $      110,126
                                                               =============    =============    ================    ===============
AVERAGE COMMON SHARES OUTSTANDING..........................          40,379           40,379              40,379             40,379

EARNINGS PER AVERAGE COMMON SHARE..........................    $       2.62     $       2.13     $          3.69    $          2.73
                                                               =============    =============    ================   ================
DIVIDENDS DECLARED PER SHARE...............................    $      1.953     $      0.640     $         3.258    $          2.04

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                               BALANCE SHEETS
                                                 (Unaudited)
                                                                              September 30         December 31
                                                                                  1998                 1997
                                                                            ----------------     ----------------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................            $     3,667,636      $     3,647,366
  Construction work in progress.................................                     31,820               18,910
                                                                            ----------------     ----------------
    Total property, plant and equipment.........................                  3,699,456            3,666,276
      Less accumulated depreciation.............................                  1,713,180            1,653,771
                                                                            ----------------     ----------------
  Net property, plant and equipment.............................                  1,986,276            2,012,505
                                                                            ----------------     ----------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                     33,184               28,140
                                                                            ----------------     ----------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................                        268                  228
  Accounts receivable - customers, less reserve of $2,588
    and $3,583, respectively....................................                    156,177               92,379
  Accrued unbilled revenues.....................................                     46,600               36,900
  Accounts receivable - other...................................                      7,465                9,795
  Fuel inventories, at LIFO cost................................                     35,154               43,577
  Materials and supplies, at average cost.......................                     24,643               24,481
  Prepayments and other.........................................                     20,915                2,533
  Accumulated deferred tax assets...............................                      6,308                6,048
                                                                            ----------------     ----------------
    Total current assets........................................                    297,530              215,941
                                                                            ----------------     ----------------
DEFERRED CHARGES:
  Advance payments for gas......................................                     10,500               10,500
  Income taxes recoverable through future rates.................                     40,592               42,549
  Other.........................................................                     39,073               41,147
                                                                            ----------------     ----------------
    Total deferred charges......................................                     90,165               94,196
                                                                            ----------------     ----------------
TOTAL ASSETS....................................................            $     2,407,155      $     2,350,782
                                                                            ================     ================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock and retained earnings............................            $       868,821      $       851,390
  Cumulative preferred stock....................................                          -               49,266
  Long-term debt................................................                    702,877              691,924
                                                                            ----------------     ----------------
    Total capitalization........................................                  1,571,698            1,592,580
                                                                            ----------------     ----------------
CURRENT LIABILITIES:
  Short-term debt...............................................                          -                    -
  Accounts payable - affiliates.................................                    130,510               14,986
  Accounts payable..............................................                     31,679               47,802
  Dividends payable.............................................                          -                  571
  Customers' deposits...........................................                     24,180               23,846
  Accrued taxes.................................................                     28,147               18,963
  Accrued interest..............................................                     14,902               15,746
  Long-term debt due within one year............................                          -               25,000
  Other.........................................................                     35,385               35,386
                                                                            ----------------     ----------------
    Total current liabilities...................................                    264,803              182,300
                                                                            ----------------     ----------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                     47,578               57,418
  Accumulated deferred income taxes.............................                    448,910              439,657
  Accumulated deferred investment tax credits...................                     69,016               72,878
  Other.........................................................                      5,150                5,949
                                                                            ----------------     ----------------
    Total deferred credits and other liabilities................                    570,654              575,902
                                                                            ----------------     ----------------
TOTAL CAPITALIZATION AND LIABILITIES............................            $     2,407,155      $     2,350,782
                                                                            ================     ================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                                  STATEMENTS OF
                                                    CASH FLOWS
                                                   (Unaudited)
                                                                                       9 Months Ended
                                                                                        September 30

                                                                                   1998               1997
                                                                              --------------     -------------
                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..........................................................        $     149,731      $    111,840
  Adjustments to Reconcile Net Income to Net Cash:
    Depreciation and amortization.....................................               87,317            86,132
    Deferred income taxes and investment tax credits, net.............                6,442             5,195
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers.................................              (63,798)          (40,267)
      Accrued unbilled revenues.......................................               (9,700)          (14,400)
      Fuel, materials and supplies inventories........................                8,261             7,363
      Accumulated deferred tax assets.................................                 (260)            3,009
      Other current assets............................................               (3,136)           36,853
      Accounts payable................................................               99,401            16,466
      Accrued taxes...................................................                9,184             9,193
      Accrued interest................................................                 (844)           (1,948)
      Other current liabilities.......................................                 (238)              913
    Other operating activities........................................              (13,744)           (9,006)
                                                                              --------------     -------------
        Net cash provided by operating activities.....................              268,616           211,343
                                                                              --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................              (74,508)          (68,202)
                                                                              --------------     -------------
        Net cash used in investing activities.........................              (74,508)          (68,202)
                                                                              --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt, net...................................             (112,500)          (15,000)
  Proceeds from long-term debt........................................              100,000                 -
  Short-term debt, net................................................                    -           (41,400)
  Redemption of preferred stock.......................................              (49,266)             (113)
  Retirement of treasury stock........................................                    -               285
  Cash dividends declared on preferred stock..........................                 (733)           (1,714)
  Cash dividends declared on common stock.............................             (131,569)          (82,545)
                                                                              --------------     -------------
        Net cash used in financing activities.........................             (194,068)         (140,487)
                                                                              --------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................                   40             2,654
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................                  228               200
                                                                              --------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................        $         268      $      2,854
                                                                              ==============     =============
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized)..............................        $      32,871      $     43,692
    Income taxes......................................................        $      42,876      $     24,215
---------------------------------------------------------------------------------------------------------------

DISCLOSURE OF ACCOUNTING POLICY:
For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and December 31, 1997, and the results of operations and the changes in cash flows for the periods ended September 30, 1998, and September 30, 1997, have been included and are of a normal recurring nature.

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

4. In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company will adopt this new standard effective March 31, 1999, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operation.

5. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". Adoption of SFAS No. 133 is required for financial statements for periods beginning after June 15, 1999. The Company will adopt this new standard effective January 1, 2000, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operations.

ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 1998 (respectively, the "current periods"), and the Company's financial position as of September 30, 1998. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     Some matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; failure of companies that the Company does business with to be Year 2000 ready; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1997, including Exhibit 99.01 thereto, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

     Net income  increased  $19.3  million or 22.3 percent and $37.9  million or
33.9 percent in the current periods. As explained below, the Company's increase in earnings was primarily attributable to higher revenues from warmer weather and higher margin sales to other utilities and power marketers ("off-system sales").

REVENUES

     Total operating revenues increased $56.6 million or 13.6 percent and $119.2 million or 12.9 percent in the current periods. These increases were attributable to increased electric sales primarily attributable to significantly warmer weather and the impact of the Generation Efficiency Performance Rider ("GEP Rider") that was authorized by the Oklahoma Corporation Commission ("OCC") in the Company's most recent rate order. The significantly warmer weather resulted in increased revenue of approximately $24.6 million and $43.9 million. The GEP Rider increased revenue by approximately $2.1 million and $11.9 million. These increases offset the effects of the annual rate reduction that became effective March 5, 1997.

     Warmer weather in the electric service area resulted in an 11.4 percent and
9.5  percent  increase  in  kilowatt-hour  sales to Company  customers  ("system sales"). Off-system kilowatt-hour sales decreased 63.4 and 32.0 percent; however, the summer heat drove prices of this off-system electricity to record levels, increasing operating revenues approximately $6.0 and $16.4 million in the current periods and at margins significantly higher than had been experienced in the past. There can be no assurance that such margins on future off-system sales will continue.

EXPENSES

     Total operating expenses increased $38.8 million or 12.2 percent and $86.8 million or 11.2 percent in the current periods primarily due to increased fuel costs, current income taxes and purchased power.

     Fuel expense  increased  $14.9 million or 14.2 percent and $35.8 million or
14.7 percent in the current periods. These increases were primarily due to increased generation as a result of the significantly warmer than normal weather. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc., an affiliate of the Company; owns and operates a pipeline business that delivers natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs.

     Current income taxes increased $22.1 million or 51.0 percent and $31.9 million or 51.7 percent in the current periods primarily due to higher pre-tax earnings.

     Purchased power costs increased $10.0 million or 18.2 percent and $13.3 million or 8.0 percent primarily due to increased summer demand for and the availability of electricity at favorable prices. The start of a power purchase contract with a cogeneration plant near Pryor, Oklahoma, from which the Company was obligated to purchase 110 megawatts of peaking capacity, beginning in January 1998, also contributed to this increase. See "Liquidity and Capital Requirements."

     Other operation and maintenance expense decreased $6.4 million or 10.2 percent for the three-month period and increased $4.2 million or 2.3 percent for the nine-month period. The three-month decrease is primarily due to reduced costs for professional and other outside services and employee benefit costs. The nine-month increase resulted primarily from increased costs associated with scheduled overhauls at three power generating plants, increased maintenance costs on generating units due to increased electric sales and increased labor costs.

     Depreciation decreased $0.6 million or 2.1 percent for the three-months ended September 30, 1998 and increased $1.2 million or 1.4 percent for the nine-month period. The three-month decrease is primarily due to the reclassification of certain costs ($10.2 million) of the Company's enterprise-wide software system, installed in January 1997, from utility to non-utility corporate costs. The nine-month increase is due to an increase in depreciable property.

     Interest charges decreased $3.4 million or 22.5 percent and $8.1 million or
18.5 percent primarily due to the redemption on August 21, 1997 of the Company's $250 million of long-term debt, refinanced at lower interest cost, the Company refinancing $56 million of 7 percent Pollution Control Revenue Bonds in July 1997 and the Company retiring $25 million of 6.375 percent First-Mortgage Bonds in January 1998. These interest savings were partially offset by costs associated with increased short-term debt.


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

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $74.5 million for the nine months ended September 30, 1998, were financed with internally generated funds.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $0.04 million during the nine months ended September 30, 1998. The increase reflects the Company's cash flow from operations, net of retirement of long-term debt, construction expenditures, redemption of preferred stock and dividend payments.

     As previously reported, in January 1998, the Company filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. As part of this transaction, OGE Energy Corp. ("Energy Corp.") agreed to purchase the stock of Oklahoma Loan Acquisition Corporation ("OLAC"), the company that owns the MCPC plant, for approximately $25 million. The Company obtained the required regulatory approvals from the OCC, APSC and FERC. If the transaction was completed, the term of the existing cogeneration contract would have been reduced by four and one-half years, which would have reduced the amounts to be paid by the Company, and would have provided savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Following an arbitrator's decision that the owner of the stock of OLAC could not sell the stock of OLAC to

Energy Corp. until it had offered such stock to a third party on the same terms as it was offered to Energy Corp., the third party purchased the stock of OLAC and assumed ownership of the cogeneration plant in October 1998. The effect of this transaction is that the Company's original contract with the cogeneration plant remains in place.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, to
Item 5 - "Other Information" in the Company's Form 10-Q for the quarter ended March 31, 1998 and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 1997 Form 10-K.


THE YEAR 2000 ISSUE


     There has been a great deal of publicity about the Year 2000 (Y2K) and the possible problems that information technology systems may suffer as a result. The Y2K problem originated with the early development of computerized business applications. To save then-expensive storage space, reduce the complexity of calculations and yield better system performance, programmers and developers used a two-digit date scheme to represent the year (i.e. "72" for "1972"). This two-digit date scheme was used well into the 1980s and 1990s in traditional computer hardware such as mainframe systems, desktop personal computers and network servers, in customized software systems, off-the-shelf applications and operating systems as well as in embedded systems ("ships") in everything from elevators to industrial plants to consumer products. As the Year 2000 approaches, date-sensitive systems will recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems, including those of the Company, its customers, suppliers, business partners and neighboring utilities to process critical financial and operational information incorrectly if they are not Year 2000 ready. A failure to identify and correct any such processing problems prior to January 1, 2000 could result in material operational and financial risks if the affected systems either cease to function or produce erroneous data. Such risks are described in more detail below, but could include an inability to operate the Company's generating plants, disruptions in the operation of its transmission and distribution system and an inability to access interconnections with the systems of neighboring utilities.

     After the Company's mainframe conversion in 1994, some 300 programs were identified as having date sensitive code. All of these programs have since been corrected or will be replaced by Y2K ready packaged applications.

     The Company continues to address the Y2K issues in an aggressive manner. This is reflected by the January 1, 1997 implementation throughout the Company of SAP Enterprise Software, which is Y2K ready, for the financial systems. The SAP installation significantly reduced the potential risks in our older computer systems. The Company is making significant progress towards the implementation, in February 1999, of the enterprise-wide software system for customer systems. In addition to significantly reducing the potential risks of its current customer systems, the Company is set to streamline work processes in customer service and power delivery by integrating separate systems into a single system using the enterprise-wide software system. This new single system will also provide for a more flexible automated billing system and enhancements in handling customer service orders, energy outage incidents and customer services.

     In October of 1997, the Company formed a multi-functional Y2K Project Team of experienced and knowledgeable members from each business unit to review and test its operational systems in an effort to further eliminate any potential problems, should they exist. The team provides regular monthly reports on its progress to the Y2K Executive Steering Committee and senior management as well as helping prepare presentations to the Board of Directors.

     The Company's Year 2000 effort generally follows a three-phase process:

      Phase I - Inventory and Assess Y2K Issues
      Phase II - Determine Y2K Readiness of Vendors, Suppliers & Customers Phase III - Correct, Test, Implement Solutions and Contingency Planning

STATE OF READINESS

     At present, the Company has substantially completed the internal inventory and assessment (Phase 1) of the Year 2000 plan. Vendor surveys are still being sent out and their responses are being recorded. Additional notices, however, will have to be sent to vendors that have not responded to our original requests for information (Phase II). Remediation efforts are ongoing and even though contingency planning is a normal part of our business, plans must be prepared to include specific activities with regard to Y2K issues (Phase III).

     In addition, as a part of the Company's three-year lease agreement for personal computers, all new personal computers are being issued with operating systems and application software that is Y2K ready. All existing personal computers will be upgraded with Y2K ready operating systems before the turn of the century. For embedded and plant operational systems; the Company has generally completed the evaluative process and is commencing corrective plans. In particular, the Company's Energy Management System (EMS) that monitors transmission interconnections and automatically signals generation output changes, has been contracted for replacement in 1999. Equipment has been ordered and software is currently being configured.

     The Company is also participating in an "Electric System Readiness Assessment" program, which provides monthly reports to the Southwest Power Pool
(SPP) and the North American Electric Reliability Council (NERC). The responses from all participating companies are being compiled for an industry-wide status report to the Department of Energy (DOE).

COSTS OF YEAR 2000

     As described above, with the mainframe conversion, the enterprise software installations and the EMS replacement, a number of Y2K issues were addressed as part of the Company's normal course upgrades to the information technology systems. These upgrades were already contemplated and provided additional benefits or efficiencies beyond the Year 2000 aspect. Other than the costs associated with the mainframe conversion, the enterprise software installations and the EMS replacement, the Company's costs to date for Y2K issues have been less than $1 million. The Company expects to spend less than $5 million in 1999. These costs represent estimates, however, and there can be no assurance that actual costs associated with the Company's Y2K issues will not be higher.

RISKS OF YEAR 2000 ISSUES

     As described above, the Company has made significant progress in the implementation of its Year 2000 plan. Based upon the information currently known regarding its internal operations and assuming successful and timely completion of its remediation plan, the Company does not anticipate significant business disruptions from its internal systems due to the Y2K issue. However, the Company may possibly experience limited interruptions to some aspects of its activities, whether information technology, operational, administrative or otherwise, and the Company is considering such potential occurrences in planning for its most reasonably likely worst case scenarios.

     Additionally, risk exists regarding the non-readiness of third parties with key business or operational importance to the Company. Year 2000 problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power sales, reductions in power production or transmission or internal functional and administrative difficulties on the part of the Company. The Company is not presently aware of any such situations, however, occurrences of this type, if severe, could have material adverse impacts upon the business, operating results or financial condition of the Company and there can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem that effect it in sufficient time, that it will develop adequate contingency plans or that the costs of achieving Y2K readiness will not be material.

     The Company plans to develop contingency plans for all material areas of Year 2000 risk and is in the process of preparing such plans. Among the areas contingency planning will address include delays in completion in the Company's remediation plans, failure or incomplete remediation results and failure of key third party contacts to be Y2K ready.

FORWARD LOOKING STATEMENTS

     The foregoing discussion regarding the timing, effectiveness, implementation, and costs of the Company's Year 2000 efforts, contains forward-looking statements, which are based on management's best estimates derived from assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, availability of key Year 2000 personnel, the Company's ability to locate and correct all relevant computer code, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 complications.

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1997 Form 10-K and to Part II,
Item 1 of the Company's Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 for a description of certain legal proceedings presently pending. Except as described below, there are no new significant cases to report against the Company and there have been no significant changes in the previously reported proceedings.

     As reported in the Company's Form 10-K for the year ended December 31, 1997, Trigen-Oklahoma City Energy Corporation sued OG&E in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. In the third quarter of 1998, the Company withdrew its counterclaim. The case is currently scheduled for trial on December 1, 1998. While the Company cannot predict the outcome of this proceeding, the Company believes that it will not have a material adverse effect on the Company's financial position or results of operations.

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


                                OKLAHOMA GAS AND ELECTRIC COMPANY
                                         (Registrant)




                             By     /s/ Donald R. Rowlett
                                ----------------------------------
                                        Donald R. Rowlett
                                 Controller Corporate Accounting

                               (On behalf of the registrant and in
                             his capacity as Chief Accounting Officer)

November 13, 1998


                                 EXHIBIT INDEX

EXHIBIT INDEX      DESCRIPTION
-------------      -----------
    27.01           Financial Data Schedule
