Form 10-K
period 1998-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 1999-03-30
CIK 74145

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

For the fiscal year ended December 31, 1998        Commission File Number 1-1097

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of February 26, 1999, the number of outstanding shares of the Registrant's common stock, par value $2.50 per share, was 40,378,745 all of which were held by OGE Energy Corp. There were no other shares of capital stock of the Registrant outstanding at such date.

        The Proxy statement for the 1999 annual meeting of shareowners of OGE Energy Corp., the parent of the Registrant is incorporated by reference into
Part III of this Report.

================================================================================

                                TABLE OF CONTENTS
ITEM                                                                       PAGE
----                                                                       ----
                                     PART I
Item 1.  Business.........................................................    1
         The Company......................................................    1
                  Introduction............................................    1
                  General.................................................    1
                  Finance and Construction................................    4
                  Regulation and Rates....................................    5
                  Rate Structure, Load Growth and Related Matters.........   11
                  Fuel Supply.............................................   12
         Environmental Matters............................................   14

Item 2.  Properties.......................................................   17

Item 3.  Legal Proceedings................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders..............   21

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.....................................   26

Item 6.  Selected Financial Data..........................................   27

Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   28

Item 8.  Financial Statements and Supplementary Data......................   40

Item 9.  Changes in and Disagreements with Accountants
                  and Financial Disclosure ...............................   68

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............   68

Item 11. Executive Compensation...........................................   68

Item 12. Security Ownership of Certain Beneficial
                  Owners and Management...................................   68

Item 13. Certain Relationships and Related Transactions...................   68

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.....................................   68


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

         The Company was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in the State of Oklahoma. The Company sold its retail gas business in 1928 and now owns and operates an interconnected electric production, transmission and distribution system which includes eight active generating stations with a total capability of 5,561,180 kilowatts.
At the end of 1998, the Company had 2,068 members.

         The  regulated  utility  business  has  been and  will  continue  to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by July 1, 2002. This legislation, if implemented as proposed, would significantly impact the Company. The Arkansas Public Service Commission ("APSC") has initiated proceedings to consider the implementation of a competitive retail market in Arkansas. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for further discussion of these developments.

GENERAL

         The Company furnishes retail electric service in 280 communities and their contiguous rural and suburban areas. During 1998, six other communities and two rural electric cooperatives in Oklahoma and western Arkansas, purchased electricity from the Company for resale. The service area, with an estimated population of 1.8 million, covers approximately 30,000 square miles in Oklahoma and western Arkansas; including Oklahoma City, the largest city in Oklahoma, and Ft. Smith, Arkansas, the second largest city in that state. Of the 286
communities   served,   257  are  located  in  Oklahoma   and  29  in

Arkansas. Approximately 91 percent of total electric operating revenues for the year ended December 31, 1998, were derived from sales in Oklahoma and the remainder from sales in Arkansas.

         The Company's system control area peak demand as reported by the system dispatcher for the year was approximately 5,529 megawatts, and occurred on August 27, 1998. The Company's load responsibility peak demand was approximately 5,247 megawatts on July 30, 1998, resulting in a capacity margin of approximately 14.4 percent. The Company is a member, along with neighboring utilities and other electric suppliers, in the Southwest Power Pool ("SPP"), which requires that the Company maintain a capacity reserve margin of 13 percent. As reflected in the table below and in the operating statistics on page 3, total kilowatt-hour sales increased 4.2 percent in 1998 as compared to an increase of 1.6 percent in 1997 and a 1.5 percent decrease in 1996. In 1998, kilowatt-hour sales to the Company's customers ("system sales") increased 6.6 percent due to warmer weather and continued customer growth. Sales to other utilities and power marketers ("off-system sales") decreased in 1998; however, various factors (including the summer heat, unit availability and storms) drove prices of the off-system electricity to record levels, increasing operating revenues and at margins significantly higher than had been experienced in the past. There can be no assurance that such margins on future off-system sales will occur again. In 1997 and 1996, total kilowatt-hour sales increased due to continued customer growth.

         Variations in kilowatt-hour sales for the three years are reflected in the following table:

                             SALES (Millions of Kwh)
                              INC/                  Inc/                  Inc/
                    1998     (DEC)        1997     (Dec)        1996     (Dec)
--------------------------------------------------------------------------------
System Sales       23,642     6.6%       22,183     3.0%       21,541     3.4%
Off-system Sales      728   (39.5%)       1,202   (18.5%)       1,475   (20.4%)
                   -------               -------               -------
Total Sales        24,370     4.2%       23,385     1.6%       23,016     1.5%
                   =======               =======               =======

         In 1998, the Company's Sooner Generating Station (consisting of two coal-fired units with an aggregate capability of 1,031 Mw) and the Company's three coal-fired units at its Muskogee Generating Station (with an aggregate capability of 1,491 Mw) were again recognized by an industry survey as being in the top 20 lowest cost producers of electricity for the third consecutive year.

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

         Besides competition from other suppliers or marketers of electricity, the Company competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. See "Regulation and Rates - Recent Regulatory Matters" for a discussion of the potential impact on competition from federal and state legislation.



                        OKLAHOMA GAS AND ELECTRIC COMPANY
                          CERTAIN OPERATING STATISTICS


                             YEAR ENDED DECEMBER 31

                                                                     1998              1997              1996
                                                                -------------     -------------     -------------
ELECTRIC ENERGY:
  (Millions of Kwh)
  Generation (exclusive of station use)...................            22,565            21,620            21,253
  Purchased...............................................             3,984             3,528             3,564
                                                                -------------     -------------     -------------
        Total generated and purchased.....................            26,549            25,148            24,817
  Company use, free service and losses....................            (2,179)           (1,763)           (1,801)
                                                                -------------     -------------     -------------
        Electric energy sold..............................            24,370            23,385            23,016
                                                                -------------     -------------     -------------


ELECTRIC ENERGY SOLD:
  (Millions of Kwh)
  Residential.............................................             7,959             7,179             7,143
  Commercial and industrial...............................            11,912            11,586            11,161
  Public street and highway lighting......................                68                68                67
  Other sales to public authorities.......................             2,352             2,202             2,096
  Sales for resale........................................             2,079             2,350             2,549
                                                                -------------     -------------     -------------
        Total.............................................            24,370            23,385            23,016
                                                                =============     =============     =============

ELECTRIC OPERATING REVENUES:
  (Thousands)
    Electric Revenues:
      Residential.........................................      $    537,486      $    474,419      $    479,574
      Commercial and industrial...........................           554,589           526,673           530,213
      Public street and highway lighting..................             9,618             9,456             9,367
      Other sales to public authorities...................           110,522            98,818            98,209
      Sales for resale....................................            76,198            57,695            60,141
      Provision for rate refund...........................               ---               ---            (1,221)
      Miscellaneous.......................................            23,665            24,630            24,054
                                                                -------------     -------------     -------------
        Total Electric Revenues...........................      $  1,312,078      $  1,191,691      $  1,200,337
                                                                =============     =============     =============


NUMBER OF ELECTRIC CUSTOMERS:
  (At end of period)
  Residential.............................................           598,378           593,699           588,778
  Commercial and industrial...............................            86,251            85,315            84,032
  Public street and highway lighting......................               249               249               249
  Other sales to public authorities.......................            11,183            10,897            10,688
  Sales for resale........................................                39                40                41
                                                                -------------     -------------     -------------
        Total.............................................           696,100           690,200           683,788
                                                                =============     =============     =============


RESIDENTIAL ELECTRIC SERVICE:
  Average annual use (Kwh)................................            13,342            12,133            12,178
  Average annual revenue..................................      $     900.94      $     801.74      $     817.62
  Average price per Kwh (cents)...........................              6.75              6.61              6.71

FINANCE AND CONSTRUCTION

         The Company generally meets its cash needs through internally generated funds, short-term borrowings and permanent financing. Cash flows from operations remained strong in 1998 and 1997, which enabled the Company to internally generate the required funds to satisfy construction expenditures during these years.

         Management expects that internally generated funds will be adequate over the next three years to meet the Company's anticipated construction expenditures. The primary capital requirements for 1999 through 2001 are estimated as follows:


(DOLLARS IN MILLIONS)                      1999            2000           2001
================================================================================
Construction expenditures
  Including AFUDC...................     $ 101.7         $ 100.0        $ 100.0

Maturities of long-term debt........       ---             110.0          ---
--------------------------------------------------------------------------------
    Total...........................     $ 101.7         $ 210.0        $ 100.0
================================================================================

         The three-year estimate includes expenditures for construction of new facilities to meet anticipated demand for service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Approximately $0.5 million of the Company's construction expenditures budgeted for 1999 are to comply with environmental laws and regulations. The Company's construction program was developed to support an anticipated peak demand growth of one to two percent annually and to maintain minimum capacity reserve margins as stipulated by the Southwest Power Pool. See "Rate Structure, Load Growth and Related Matters."

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

        Energy Corp. will continue to use short-term borrowings to meet the temporary cash requirements of the Company. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The Company had no short-term debt outstanding at December 31, 1998.

         In October 1995, the Company changed its primary method of long-term debt financing from issuing first mortgage bonds under its First Mortgage Bond Trust Indenture to issuing Senior Notes under a new Indenture (the "Senior Note Indenture"). Each series of Senior Notes issued under the Senior Note Indenture was secured in essence by a series of first mortgage bonds (the "Back-up First Mortgage Bonds"), subject to the condition that, upon retirement or redemption of all first mortgage bonds issued prior to October 1995 (the "Prior First
Mortgage Bonds"), each series of Back-up First Mortgage Bonds would automatically be canceled. In April 1998, all of the Prior First Mortgage Bonds were redeemed or retired with the result that no first mortgage bonds remain outstanding. The Company has cancelled its First Mortgage Bond Trust Indenture and caused the related first mortgage lien on substantially all of its properties to be discharged and released. The Company expects to have more flexibility in future financing under its Senior Note Indenture than existed under the First Mortgage Bond Trust Indenture.

         In accordance with the requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA") (see "Regulation and Rates - National Energy Legislation"), the Company is obligated to purchase 110 megawatts of capacity annually from Smith Cogeneration, Inc., 320 megawatts annually from Applied Energy Services, Inc., another qualified cogeneration facility and up to 110 megawatts of capacity from Mid-Continent Power Company ("MCPC"). The Company also has agreed to purchase energy not needed by the Sparks Regional Medical Center from its nominal seven megawatt cogeneration facility.

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

         For the year ended December 31, 1998, approximately 87 percent of the Company's electric revenue was subject to the jurisdiction of the OCC, seven percent to the APSC, and six percent to the FERC.

         RECENT  REGULATORY  MATTERS:  In January  1998,  the  Company  filed an
         ---------------------------
application with the OCC seeking approval to revise an existing cogeneration contract with MCPC, a cogeneration plant near Pryor, Oklahoma. As part of this transaction, Energy Corp. agreed to purchase the stock of Oklahoma Loan Acquisition Corporation ("OLAC"), the company that owned the MCPC plant, for approximately $25 million. The Company obtained the required regulatory approvals from the OCC, APSC and FERC. If the transaction had been completed, the term of the existing cogeneration contract would have been reduced by four and one-half years, which would have reduced the amounts to be paid by the Company, and would have provided savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Following an arbitrator's decision that the owner of the stock of OLAC could not sell the stock of OLAC to Energy Corp. until it had offered such stock to a third party on the same terms as it was offered to Energy Corp., the third party purchased the stock of OLAC and assumed ownership of the cogeneration plant in October 1998. The effect of this transaction is that the Company's original contract with the cogeneration plant remains in place.

         On February 11, 1997, the OCC issued an order that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. The order also directed the Company to transition to competitive bidding of its gas transportation requirements currently met by Enogex no later than April 30, 2000, and set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million until competitively-bid gas transportation begins. Other pipelines seeking to compete with Enogex for the Company's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with the Company's gas-fired generating stations. Nevertheless, a potential outcome of the competitive bidding process is that the revenues of Enogex derived from transporting gas for OG&E may be significantly less after April 30, 2000.

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

        The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the FERC. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1998, the GEP Rider increased revenues (compared to 1997) by approximately $10.0 million, or approximately $0.15 per share. The current GEP Rider is estimated to positively impact revenue by $33 million or approximately $0.52 per share during the 12 months ending June 1999.

         As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). In June 1998, various amendments to the Act were enacted. If implemented as proposed, the Act will significantly affect the Company's future operations. The following summary of the Act does not purport to be complete and is subject to the specific provisions of the Act, which is codified at Sections 190.2 et. seq. of Title 17 of the Oklahoma Statutes.

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

         Sections 4, 5 and 6 of the Act are designed to implement the goals of the Act and provide for various studies and task forces to assess the issues and consequences associated with the proposed restructuring of the electric utility industry. In Section 4, the Joint Electric Utility Task Force (the "Joint Task Force"), which is described below, is directed to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma including, but not limited to, the issues set forth in Section 4, and to develop a proposed electric utility framework for Oklahoma. The OCC is prohibited from promulgating orders relating to the restructuring without prior authorization of the Oklahoma Legislature. Also, in developing a framework for a restructured electric utility industry, the OCC is to adhere to fourteen principles set forth in Section 4, including the following:

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

         9. Electric utilities have traditionally had an obligation to provide service to consumers within their established service territories and have entered into contracts, long-term investments and federally mandated cogeneration contracts to meet the needs of consumers. These investments and contracts have resulted in costs that may not be recoverable in a competitive restructured market and thus may be "stranded." Procedures shall be established for identifying and quantifying stranded investments and for allocating costs; and mechanisms shall be proposed for recovery of an appropriate amount of prudently incurred, unmitigable and verifiable stranded costs and investments. As part of this process, each entity shall be required to propose a recovery plan which establishes its unmitigable and verifiable stranded costs and investments and a limited recovery period designed to recover such costs expeditiously,provided that the recovery period and the amount of qualified transition costs shall yield a transition charge which shall not cause the total price for electric power, including transmission and distribution services,for any consumer to exceed the cost per kilowatt-hour paid on the effective date of this Act during the transition period. The transition charge shall be applied to all consumers including direct access consumers, and shall not disadvantage one class of consumer or supplier over another, nor impede competition and shall be allocated over a period of not less than three (3)years nor more than seven (7) years.

         10. It is the intent that all transition costs shall be recovered by virtue of the savings generated by the increased efficiency in markets brought about by restructuring of the electric utility industry. All classes of consumers shall share in the transition costs.

         Subject to the principles set forth in Section 4, the Joint Task Force is directed to prepare a four-part study. As a result of the 1998 amendments, the time frame for the delivery of the remaining parts of the Study was accelerated to October 1, 1999. This study is to address: (i) technical issues (including reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power); (ii) financial issues (including rates, charges, access fees, transition costs and stranded costs); (iii) consumer issues (such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards); and (iv) tax issues (including sales and use taxes, ad valorem taxes and franchise fees).

         Section 5 of the Act directs the Joint Task Force to study and submit a report on the impact of the restructuring of the electric utility industry on state tax revenues and all other facets of the current utility tax structure on the state and all political subdivisions of the state. The Oklahoma Tax
Commission and the OCC are precluded from issuing any rules on such matters without the approval of the Oklahoma Legislature. Also, the Act requires the establishment, on or before July 1, 2002, of a uniform tax policy that allows all competitors to be taxed on a fair and equitable basis.

         Section 6 creates the Joint Task Force, which shall consist of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives. The Joint Task Force is directed to undertake the studies set forth in Sections 4 and 5 of the Act. The Joint Task Force is permitted to make final recommendations to the Governor and Oklahoma Legislature. The Joint Task Force is also empowered to retain consultants to study the creation of an Independent System Operator, which would coordinate the physical supply of electricity throughout Oklahoma and maintain reliability, security and stability of the bulk power system. In addition, such study shall assess the benefits of establishing a power exchange that would operate as a power pool allowing power producers to compete on common ground in Oklahoma. In fulfilling its tasks, the Joint Task Force can appoint advisory councils made up of electric utilities, regulators, residential customers and other constituencies.

         Section 7 provides generally that, with respect to electric distribution providers, no customer switching will be allowed from the effective date of the Act until July 1, 2002, except by mutual consent. It also provides that any municipality that fails to become subject to the Act will be prohibited from selling power outside its municipal limits, except from lines owned on the effective date of the Act. Furthermore, this section provides generally that out-of-state suppliers of electricity and their affiliates who make retail sales of electricity in Oklahoma, through the use of transmission and distribution facilities of in-state suppliers, must provide equal access to their transmission and distribution facilities outside of Oklahoma. Section 8 sets forth the effective date of the Act as April 25, 1997.

         Another provision of the Act enacted in 1998 requires a uniform tax policy be established by July 1, 2002 and require out-of-state suppliers of electricity and their affiliates who make retail sales of electricity in Oklahoma through the use of transmission and distribution facilities of in-state suppliers to provide equal access to their transmission and distribution facilities outside of Oklahoma.

         A new bill was introduced in the State Senate in January 1999 and if enacted would clarify ambiguities by defining key terms in the Act.

         In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. During 1998, the APSC held hearings to consider competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company participated actively in those proceedings, and in October 1998 the APSC issued its report to the Arkansas legislature recommending competitive retail electric generation to begin no later than January 1, 2002. Several bills calling for electric industry restructuring were introduced after the Arkansas General Assembly began its 1999 session. While it is not expected that the General Assembly will enact legislation in regular session, a special session of the General Assembly may be called to continue the debate.

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Company has filed its cost of service study and has requested a $1.7 million annual rate increase. A decision on this rate case is expected in the next few months.

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

         In April 1996, FERC issued two final rules, Orders 888 and 889, which are having a significant impact on wholesale markets. These orders were subsequently amended in orders issued in March and November 1997. Order 888 set forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System ("OASIS," formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. In 1997, the FERC issued clarifying final orders in response to rehearing requests by numerous market participants regarding Orders No. 888 and 889. During 1998, the Company submitted filings to the FERC to comply with these Orders, and those filings have been accepted. As the Company continues to prepare for restructuring at the retail level, it is expected that additional filings will be made in order to maintain continuing compliance with the FERC's wholesale restructuring orders.

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

         As discussed previously, Oklahoma enacted legislation that will restructure the electric utility industry in Oklahoma by July 2002, assuming that all the conditions in the legislation are met. This legislation would deregulate the Company's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", with respect to the related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $31 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

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

         The EPAct, the actions of the FERC, the restructuring proposal in Oklahoma, the Arkansas legislative debate and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. Past actions include a redesign and restructuring effort in 1994 and continuing actions to reduce fuel costs, improvements in customer service and efforts to improve the Company's electric transmission and distribution network to reduce outages, all of which enhance the Company's ability to deliver electricity competitively. While the Company is supportive of competition, it believes that all electric suppliers must be required to compete on a fair and equitable basis and the Company is advocating this position vigorously.

RATE STRUCTURE, LOAD GROWTH
AND RELATED MATTERS

         Two of the Company's primary goals are: (i) to increase electric revenues by attracting and expanding job-producing businesses and industries; and (ii) to encourage the efficient electrical energy use by all of the Company's customers. In order to meet these goals, the Company has reduced and restructured its rates to its customers. At the same time, the Company has implemented numerous energy efficiency programs and tariff schedules. In 1998, these programs and schedules included: (i) the "Surprise Free Guarantee" program, which guarantees residential customers comfort and annual energy consumption for heating, cooling and water heating for new homes built to energy efficient standards; (ii) a load curtailment rate for industrial and commercial customers who can demonstrate a load curtailment of at least 500 kilowatts (the minimum load of the curtailment rate was raised in the February 11, 1997, OCC order); and (iii) the time-of-use rate schedules for various commercial, industrial and residential customers designed to shift energy usage from peak demand periods during the hot summer afternoon to non-peak hours.

         The Company continued a Real Time Pricing ("RTP") pilot program, first implemented in 1997, for qualifying industrial and commercial customers. This tariff gives customers additional options on total kilowatt hour growth and the control of growth of peak demand. Real Time Pricing is a tariff option that prices electricity so that current price varies hourly with short notice to reflect current expected costs. The RTP technique will allow a measure of competitive pricing, a broadening of customer choice, the balancing of electricity usage and capacity in the short and long term, and provide customers assistance in controlling their costs.

         The Company's 1998 marketing efforts included geothermal heat pumps, electrotechnologies, electric food service promotion and a heat pump promotion in the residential, commercial and industrial markets. The Company works closely with individual customers to provide the best information on how current technologies can be combined with the Company's marketing programs to maximize the customer's benefit.

         Other recent efforts to improve the Company's services included the implementation of a new customer service telephone system capable of handling approximately ten times more calls simultaneously than the prior system and implementation of a Company-wide enterprise software system that, besides being Year 2000 ready, enables the Company to obtain extensive business information on nearly a real-time basis. Also, the Company is in the process of implementing a new outage management system that should improve the Company's ability to restore service, and a new mapping system that, when completed, will provide the Company up to date information on its transmission and distribution assets.

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

FUEL SUPPLY

         During 1998, approximately 68 percent of the Company generated energy was produced by coal-fired units and 32 percent by natural gas-fired units. It is estimated that the fuel mix for 1999 through 2003, based upon expected generation for these years, will be as follows:

                                    1999      2000      2001      2002      2003
--------------------------------------------------------------------------------
Coal............................     70%       76%       76%       74%       74%
Natural Gas.....................     30%       24%       24%       26%       26%

         The increase from 70 percent to 76 percent in the percentage of coal-fired generation relative to total generation is expected to result from improvements in coal delivery performance. The slight decline from 76 percent to 74 percent in 2002 and 2003 is expected to result from increases in natural gas-fired generation in those years, not from a reduction in Kwh of coal-fired generation.

         The average cost of fuel used, by type, per million Btu for each of the 5 years was as follows:

                                    1998      1997      1996      1995      1994
--------------------------------------------------------------------------------
Coal............................   $0.85     $0.84     $0.83     $0.83     $0.78
Natural Gas.....................   $2.83     $3.60     $3.61     $3.19     $3.58
Weighted Avg....................   $1.48     $1.39     $1.45     $1.41     $1.58

         A portion of the fuel cost is included in base rates and differs for each jurisdiction. The portion of these costs that is not included in base rates is recovered through automatic fuel adjustment clauses. See "Electric Operations
- Regulation and Rates - Automatic Fuel Adjustment Clauses."

         COAL-FIRED UNITS: All Company coal units,  with an aggregate capability
         ----------------
of 2,522 megawatts, are designed to burn low sulfur western coal. OG&E purchases coal under a mix of long- and short-term contracts. During 1998, the Company purchased 9.9 million tons of coal from the following Wyoming suppliers: Amax Coal West, Inc., Caballo Rojo, Inc., Kennecott Energy Company, Thunder Basin Coal Company and Powder River Coal Company. The combination of all coals has a weighted average sulfur content of 0.3 percent and can be burned in these units under existing federal, state and local environmental standards (maximum of 1.2 pounds of sulfur dioxide per million Btu) without the addition of sulfur dioxide removal systems. Based upon the average sulfur content, the Company units have an approximate emission rate of 0.63 pounds of sulfur dioxide per million Btu. In anticipation of the more strict provisions of Phase II of The Clean Air Act starting in the year 2000, the Company has contracts in place that will allow for a supply of very low sulfur coal from suppliers in the Powder River Basin to meet the new sulfur dioxide standards.

         During 1998, rail congestion continued on the Union Pacific Railroad causing coal shortage among many of the utilities in the Southwest Power Pool and the state of Texas. As a result, the Company depleted its coal stockpiles and was forced to take some coal conservation measures in November and December. Since that time, rail service has improved. During 1998, 1997, and 1996, the Company used larger unit trains with a maximum of 135 cars instead of a maximum of 112 cars in unit train service to the Muskogee Generating Station. Increasing the unit train size allows for an increase of delivered tons by approximately 21 percent. The combination of high volume, aluminum design and increased train size to the Muskogee Generating Station reduces the number of trips from Wyoming by approximately 29 percent. The Company continued its efforts to maximize the utilization of its coal units by optimizing the boiler operations at both the Sooner and Muskogee generating plants. See "Environmental Matters" for a discussion of an environmental proposal that, if implemented as proposed, could inhibit the Company's ability to use coal as its primary boiler fuel.

         GAS-FIRED UNITS: For calendar year 1999, the Company expects to acquire
         ---------------
less than 1 percent of its gas needs from long-term gas purchase contracts. The remainder of the Company's gas needs during 1999 will be supplied by contracts with at-market pricing or through day-to-day purchases on the spot market.

         In 1993, the Company began utilizing a natural gas storage facility, which helps lower fuel costs by allowing the Company to optimize economic dispatch between fuel types and take advantage of seasonal variations in natural gas prices. By diverting gas into storage during low demand periods, the Company is able to use as much coal as possible to generate electricity and utilize the stored gas to meet the additional demand for electricity.


                              ENVIRONMENTAL MATTERS


         The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $40.8 million during 1999, compared to approximately $44.2 million utilized in 1998. Approximately $0.5 million of the Company's construction expenditures budgeted for 1999 are to comply with environmental laws and regulations. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

         As required by Title IV of the Clean Air Act Amendments of 1990 ("CAAA"), the Company has completed installation and certification of all required continuous emissions monitors ("CEMs") at its generating stations. The Company submits emissions data quarterly to the Environmental Protection Agency ("EPA") as required by the CAAA. Phase II sulfur dioxide ("SO2") emission requirements will affect the Company beginning in the year 2000. Based on current information, OG&E believes it can meet the SO2 limits without additional capital expenditures. In 1998, the Company emitted 54,801 tons of SO2.

         With respect to the nitrogen oxide ("NOx") regulations of Title IV of the CAAA, the Company committed to meeting a 0.45 lbs/mmbtu NOx emission level in 1997 on all coal-fired boilers. As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. The Company's average NOx emissions for 1998 was 0.36 lbs/mmbtu.

         The  Company  has  submitted  all  of  its  required   Title  V  permit
applications. As a result of the Title V Program, the Company paid approximately $0.3 million in fees in 1998.

         Other potential air regulations have emerged that could impact the Company. The Ozone Transport Assessment Group ("OTAG") studied long range transport of ozone and its precursors across a thirty-seven state area. The study was completed in 1997 but as a result of the efforts of the Company and others, Oklahoma and 14 other states were exempted from any OTAG emission reduction requirements. However, in the fall of 1998, EPA proposed a further study of ozone transport from these 15 states to determine if emissions reductions in these states are warranted. If reductions had been required in Oklahoma, the Company could have been forced to reduce its NOx emissions even further from the limits imposed by Title IV of the Act.

         In 1997, EPA finalized revisions to the ambient ozone and particulate standards. Based on current ozone data, Tulsa and Oklahoma counties will likely fail to meet the proposed standard for ozone. In addition, EPA projects that Muskogee, Kay, Tulsa and Comanche counties in Oklahoma would fail to meet the standard for particulate matter. If reductions are required in Muskogee, Kay and Oklahoma counties, significant capital expenditures could be required by the Company.

         By mid 1999, EPA is expected to issue regulations concerning regional haze. This regulation is intended to protect visibility in national parks and wilderness areas throughout the United States. In Oklahoma, the Wichita
Mountains would be the only area covered under the regulation. Emissions of sulfates and nitrate aerosols (both emitted from coal-fired boilers) can lead to the degradation of visibility. It is possible that controls on sources hundreds of miles away from the affected area may be required. Both Sooner and Muskogee generating stations could face significant capital expenditures if reductions are required.

         In December 1997, the United States was a signatory to the Kyoto Protocol for the reduction of greenhouse gases that contribute to global warming. The U.S. committed to a 7 percent reduction from the 1990 levels. If the Senate ratifies the Kyoto Protocol, this reduction could have a significant impact on the Company's use of coal as a boiler fuel. Based on current load and fuel budget projections, a 7 percent reduction of greenhouse gases would require the Company to substantially increase gas burning in the year 2008 and to significantly reduce its use of coal as a boiler fuel. Since there are numerous issues which will affect how this reduction would be implemented, if at all, the cost to the Company to comply with this reduction cannot be established at this time, but is expected to be substantial.

         The Company has and will continue to seek new pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 1998, the Company obtained refunds of approximately $155,000 from its recycling efforts. This figure does not include the additional savings gained through the reduction and/or a avoidance of disposal costs and the reduction in material purchases due to reuse of existing materials. Similar savings are anticipated in future years.

         The Company has made application for renewal of all of its National Pollutant Discharge Elimination system permits. The Company has received all of the permits in final form except one, which is pending regulatory action. All of the permits issued to date offer greater operational flexibility than those in the past.

         The Company has requested that the State agency responsible for the development of Water Quality Standards remove the agriculture beneficial use classification from one of its cooling water reservoirs. Without removal of this classification, the facility could be subjected to standards that will require costly treatment and/or facility reconfiguration. The request for the removal of this classification has been approved at the state level and is awaiting approval by EPA.

        The Company remains a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous and toxic waste. See "Item 3. Legal Proceedings".

         The Company has and will continue to evaluate the impact of its operations on the environment. As a result, contamination on Company property may be discovered from time to time. One site identified as having been contaminated by historical operations was addressed during

1998. Remedial options based on the future use of this site are being pursued with appropriate regulatory agencies. The cost of these actions has not had and is not anticipated to have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. PROPERTIES.
------------------

         The Company owns and operates an interconnected electric production, transmission and distribution system, located in Oklahoma and western Arkansas, which includes eight active generating stations with an aggregate active capability of 5,561 megawatts. The following table sets forth information with respect to present electric generating facilities, all of which are located in
Oklahoma:

                                                       Unit            Station
                                    Year           Capability        Capability
Station & Unit        Fuel        Installed        (Megawatts)       (Megawatts)
--------------        ----        ---------        -----------       -----------
Seminole     1        Gas           1971              515.0
             2        Gas           1973              507.0
             3        Gas           1975              500.0             1,522

Muskogee     3        Gas           1956              165.0
             4        Coal          1977              492.5
             5        Coal          1978              492.5
             6        Coal          1984              506.0             1,656

Sooner       1        Coal          1979              514.0
             2        Coal          1980              517.0             1,031

Horseshoe    6        Gas           1958              172.0
Lake         7        Gas           1963              237.0
             8        Gas           1969              396.0               805

Mustang      1        Gas           1950               58.0            Inactive
             2        Gas           1951               57.0            Inactive
             3        Gas           1955              120.0
             4        Gas           1959              260.0
             5        Gas           1971               63.0               443

Conoco       1        Gas           1991               25.5
             2        Gas           1991               29.5                55

Arbuckle     1        Gas           1953               74.0            Inactive

Enid         1        Gas           1965                9.8
             2        Gas           1965                9.6
             3        Gas           1965               11.0
             4        Gas           1965                9.6                40

Woodward     1        Gas           1963                9.0                 9
                                                                     -----------
Total Active Generating Capability (all stations)                       5,561
                                                                     ===========

         At December 31, 1998, the Company's transmission system included: (i) 65 substations with a total capacity of approximately 15.5 million kVA and approximately 4,003 structure miles of lines in Oklahoma; and (ii) six substations  with  a  total  capacity  of  approximately  1.9  million  kVA  and approximately 241 structure miles of lines in Arkansas. The Company's distribution system included: (i) 300 substations with a total capacity of approximately 4.1 million kVA, 19,998 structure miles of overhead lines, 1,623 miles of underground conduit and 6,623 miles of underground conductors in Oklahoma; and (ii) 30 substations with a total capacity of approximately 617,500 kVA, 1,658 structure miles of overhead lines, 165 miles of underground conduit and 369 miles of underground conductors in Arkansas.

         Substantially all of the Company's electric facilities were previously subject to a direct first mortgage lien under the Trust Indenture securing the Company's first mortgage bonds. The Trust Indenture and related lien were discharged in April 1998.

         During the three years ended December 31, 1998, the Company's gross property, plant and equipment additions approximated $276 million and gross retirements approximated $116 million. These additions were provided by internally generated funds. The additions during this three-year period amounted to approximately 7.5 percent of total property, plant and equipment at December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

         1. On July 8, 1994, an employee of the Company filed a lawsuit in state court against the Company in connection with the Company's VERP. The case was removed to the U.S. District Court in Tulsa, Oklahoma. On August 23, 1994, the trial court granted the Company's Motion to Dismiss Plaintiff's Complaint in its entirety.

         On September 12, 1994, Plaintiff, along with two other Plaintiffs, filed an Amended Complaint alleging substantially the same allegations, which were in the original complaint. The action was filed as a class action, but no motion to certify a class was ever filed. Plaintiffs want credit, for retirement purposes, for years they worked prior to a pre-ERISA (1974) break in service. They allege violations of ERISA, the Veterans Reemployment Act, Title VII, and the Age Discrimination in Employment Act. State law claims, including one for intentional infliction of emotional distress, are also alleged.

         On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. On September 8, 1997, the United States Magistrate Judge recommended the Defendant's motions to dismiss and for summary judgment should be granted and that the case be dismissed in its entirety and judgment entered for the Company. The United States District Judge accepted the recommendation of the Magistrate and entered judgement for the Company. Plaintiffs have filed an appeal, which is pending with the Tenth Circuit Court of Appeals.

         While the Company cannot predict the precise outcome of the proceeding, the Company continues to believe that the lawsuit is without merit and will not have a material adverse effect on its results of operations or financial condition.

         2. The Company is also involved,along with numerous other Potentially Responsible Parties ("PRP"), in an EPA administrative action involving the facility in Holden, Missouri, of Martha C. Rose Chemicals, Inc. ("Rose"). Beginning in early 1983 through 1986, Rose was engaged in the business of brokering of polychlorinated biphenyls ("PCBs") and PCB items, processing of PCB capacitors and transformers for disposal, and decontamination of mineral oil dielectric fluids containing PCBs. During this time period, various generators of PCBs ("Generators"), including the Company, shipped materials containing PCBs to the facility. Contrary to its contractual obligation with the Company and other Generators, it appears that Rose failed to manage, handle and dispose of the PCBs and the PCB items in accordance with the applicable law. Rose has been issued citations by both the EPA and the Occupational Safety and Health Administration. Several Generators, including OG&E, formed a Steering Committee to investigate and clean up the Rose facility.

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

         Management believes that the Company's ultimate liability for any additional cleanup costs of this site will not have a material adverse effect on the Company's financial position or its results of operations. Management's opinion is based on the following: (i) the present status of the site; (ii) the cleanup costs already paid by certain parties; (iii) the financial viability of the other PRPs; (iv) the portion of the total waste disposed at this site attributable to the Company; and (v) the Company's settlement agreement with its insurer. Management also believes that costs incurred in connection with this site, which are not recovered from insurance carriers or other parties, may be allowable costs for future ratemaking purposes. Absent an unforeseen contingency, the Company believes this matter is now closed.

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

         4. As previously reported, on September 18, 1996, Trigen - Oklahoma City Energy Corporation ("Trigen") sued the Company in the United States
District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. Trigen alleged six causes of action: (i) monopolization in violation of Section 2 of the Sherman Act; (ii) attempt to monopolize in violation of Section 2 of the Sherman Act; (iii) acts in restraint of trade in violation of Oklahoma law, 79 O.S. 1991, ss. 1; (iv) discriminatory sales in violation of 79 O.S. 1991, ss. 4;
(v) tortuous interference with contract; and (vi) tortuous interference with a prospective economic advantage. On December 21, 1998, the jury awarded Trigen in excess of $30 million in actual and punitive damages. On February 19, 1999, the trial court entered judgement in favor of Trigen as follows: (i) $6.8 million for various antitrust violations, (ii) $4 million for tortious interference with an existing contract, (iii) $7 million for tortious interference with a prospective economic advantage and (iv) $10 million in punitive damages. The trial judge, in a companion order, acknowledged that portions of the judgement could be duplicative, that the antitrust amounts could be tripled and that parties should address these issues in their post-trial motions. The Company has filed its post trial motions requesting judgement in its favor or a new trial. If a successful result is not obtained at the trial level, the Company will appeal. While the outcome of an appeal is uncertain, legal counsel and management believe it is not probable that Trigen will ultimately succeed in preserving the verdicts. Accordingly, the Company has not accrued any loss associated with the damages awarded. The Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         5.   As  previously  reported, the State of  Oklahoma, ex rel.,  Teresa
Harvey (Carroll); Margaret B. Fent and Jerry R. Fent v. Oklahoma Gas and Electric Company, et al., District Court, Oklahoma County, Case No. CJ-97-1242-63. On February 24, 1997, the taxpayers instituted litigation against the Company and Co-Defendants Oklahoma Corporation Commission, Oklahoma Tax Commission and individual commissioners seeking judgment in the amount of $970,184.14 and treble penalties of $2,910,552.42, plus interest and costs, for overcharges refunded by the Company to its ratepayers in compliance with an Order of the OCC which Plaintiffs allege was illegal. Plaintiffs allege the refunds should have been paid into the state Unclaimed Property Fund. In June 1997, the Company's Motion for Summary Judgment was granted. Plaintiffs appealed. On April 10, 1998, the Court of Civil Appeals affirmed the order of the trial court granting OG&E Summary Judgment. On April 29, 1998, Plaintiffs petitioned the Court of Civil Appeals for rehearing. Plaintiffs' Petition for Rehearing was overruled. Plaintiffs timely filed a Petition for Certiorari with the Oklahoma Supreme Court. The Oklahoma Supreme Court denied Certiorari. Plaintiffs did not file their Petition for Certiorari with the United States Supreme Court in time required. Case closed.

         6. As reported, the City of Enid, Oklahoma ("Enid") through its City Council, notified the Company of its intent to purchase the Company's electric distribution facilities for Enid and to terminate the Company's franchise to provide electricity within Enid as of June 26, 1998. On August 22, 1997, the City Council of Enid adopted Ordinance No. 97-30, which in essence granted the Company a new 25-year franchise subject to approval of the electorate of Enid on November 18, 1997. In October 1997, eighteen residents of Enid filed a lawsuit against Enid, the Company and others in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-829-01. Plaintiffs seek a declaration holding that (a) the Mayor of Enid and the City Council breached their fiduciary duty to the public and violated Article 10, Section 17 of the Oklahoma Constitution by allegedly "gifting" to the Company the option to acquire the Company's electric system when the City Council approved the new franchise by Ordinance No. 97-30;
(b) the subsequent approval of the new franchise by the electorate of the City of Enid at the November 18, 1997, franchise election cannot cure the alleged breach of fiduciary duty or the alleged constitutional violation; (c) violations of the Oklahoma Open Meetings Act occurred and that such violations render the resolution approving Ordinance No. 97-30 invalid; (d) the Company's support of the Enid Citizens' Against the Government Takeover was improper; (e) the Company has violated the favored nations clause of the existing franchise; and (f) the City of Enid and the Company have violated the competitive bidding requirements found at 11 O.S. 35-201, et seq. Plaintiffs seek money damages against the Defendants under 62 O.S. 372 and 373. Plaintiffs allege that the action of the City Council in approving the proposed franchise allowed the option to purchase the Company's property to be transferred to the Company for inadequate consideration. Plaintiffs demand judgment for treble the value of the property allegedly wrongfully transferred to the Company. On October 28, 1997, another resident filed a similar lawsuit against the Company, Enid and the Garfield County Election Board in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-852-01. However, Case No. CJ-97-852-01 was dismissed without prejudice in December 1997. On December 8, 1997, the Company filed a Motion to Dismiss Case No. CJ-97-829-01 for failures to state claims upon which relief may be granted. This motion is currently pending. While the Company cannot predict the precise outcome of this proceeding, the Company believes at the present time that this lawsuit is without merit and intends to vigorously defend this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         None

EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------

         The following persons were Executive Officers of the Registrant as of March 15, 1999:

         Name                 Age                          Title
--------------------          ---         --------------------------------------
Steven E. Moore               52          Chairman of the Board, President
                                            and Chief Executive Officer

Al M. Strecker                55          Executive Vice President and
                                            Chief Operating Officer

Melvin D. Bowen, Jr.          57          Vice President - Power Delivery

Jack T. Coffman               55          Vice President - Power Supply

Michael G. Davis              49          Vice President - Marketing and
                                            Customer Care

Irma B. Elliott               60          Vice President and
                                            Corporate Secretary

James R. Hatfield             41          Vice President and Treasurer

Steven R. Gerdes              42          Vice President, Shared
                                            Services

Donald R. Rowlett             41          Controller Corporate Accounting

Don L. Young                  58          Controller Corporate Audits

         No family relationship exists between any of the Executive Officers of the Registrant. Each Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 27, 1999.

         The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:


         Name                                   Business Experience
--------------------            ------------------------------------------------

Steven E. Moore                 1996-Present:      Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer -
                                                     Energy Corp.
                                1996-Present:      Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer
                                1995-1996:         President and Chief
                                                     Operating Officer
                                1994-1995:         Senior Vice President - Law
                                                     and Public Affairs


Al M. Strecker                  1998-Present:      Executive Vice President and
                                                     Chief Operating Officer -
                                                     Energy Corp.
                                1998-Present:      Executive Vice President and
                                                     Chief Operating Officer
                                1996-1998:         Senior Vice President -
                                                     Energy Corp.
                                1994-1998:         Senior Vice President -
                                                     Finance and
                                                     Administration
                                1994:              Vice President and
                                                     Treasurer


Melvin D. Bowen, Jr.            1994-Present:      Vice President -
                                                     Power Delivery
                                1994:              Metro Region
                                                     Superintendent


Jack T. Coffman                 1994-Present:      Vice President -
                                                     Power Supply
                                1994:              Manager - Generation
                                                     Services



         Name                                   Business Experience
--------------------            ------------------------------------------------

Michael G. Davis                1996-Present:      Vice President - Energy
                                                     Corp.
                                1994-Present:      Vice President -
                                                     Marketing and
                                                     Customer Care
                                1994:              Director - Marketing
                                                     Division


Irma B. Elliott                 1996-Present:      Vice President and
                                                     Corporate Secretary -
                                                     Energy Corp.
                                1996-Present:      Vice President and
                                                     Corporate Secretary
                                1994-1996:         Corporate Secretary


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


Steven R. Gerdes                1998-Present:      Vice President, Shared
                                                     Services - Energy Corp.
                                1998-Present:      Vice President, Shared
                                                     Services
                                1997-1998:         Director, Shared Services
                                1997:              Manager, Enterprise Support
                                1994-1997:         Manager, Purchasing &
                                                     Material Management
                                1994:              Manager, Purchasing

         Name                                   Business Experience
--------------------            ------------------------------------------------


Donald R. Rowlett               1998-Present:      Controller Corporate
                                                     Accounting - Energy Corp.
                                1996-Present:      Controller Corporate
                                                     Accounting
                                1994-1996:         Assistant Controller
                                1994:              Senior Specialist -
                                                     Tax Accounting


Don L. Young                    1998-Present:      Controller Corporate Audits
                                                     - Energy Corp.
                                1996-Present:      Controller Corporate Audits
                                1994-1996:         Controller

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

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

                                 HISTORICAL DATA


                                                                                 As Restated - See Note 1
                                                                           to Consolidated Financial Statements
                                                                      ---------------------------------------------
                                            1998            1997           1996            1995            1994
                                        ---------------------------------------------------------------------------
SELECTED FINANCIAL DATA
  (DOLLARS IN THOUSANDS EXCEPT
   FOR PER SHARE DATA)
  Operating revenues.................   $1,312,078      $1,191,690      $1,200,337      $1,168,287      $1,196,898
  Operating expenses.................    1,101,855       1,016,973       1,022,988         987,270       1,016,074
                                        -----------     -----------     -----------     -----------     -----------
  Operating income...................      210,223         174,717         177,349         181,017         180,824
  Other income and deductions........       (1,014)          2,224            (914)          2,272             321
  Interest charges...................       48,871          55,947          59,566          70,745          67,350
                                        -----------     -----------     -----------     -----------     -----------
  Net income.........................      160,338         120,944         116,869         112,544         113,795
  Preferred dividend
    requirements.....................          733           2,285           2,302           2,316           2,317
  Earnings available for
    common...........................   $  159,605      $  118,709      $  114,567      $  110,228      $  111,478
                                        ===========     ===========     ===========     ===========     ===========
  Long-term debt.....................   $  702,912      $  691,924      $  709,281      $  723,862      $  723,667
  Total assets.......................   $2,320,097      $2,350,782      $2,421,241      $2,754,871      $2,782,629
  Earnings per average common
    share............................   $     3.95      $     2.94      $     2.84      $     2.73      $     2.76


CAPITALIZATION RATIOS*
  Common equity......................        54.84%          53.46%          52.57%          54.78%          54.35%
  Cumulative preferred stock.........          ---            3.09%           3.09%           2.92%           2.95%
  Long-term debt.....................        45.16%          43.45%          44.34%          42.30%          42.70%


INTEREST COVERAGES*
  Before federal income taxes
    (including AFUDC)................         6.34X           4.43X           4.09X           3.49X           3.66X
    (excluding AFUDC)................         6.32X           4.42X           4.08X           3.47X           3.64X
  After federal income taxes
    (including AFUDC)................         4.21X           3.14X           2.94X           2.56X           2.66X
    (excluding AFUDC)................         4.19X           3.13X           2.93X           2.55X           2.65X
* These amounts do not include Enogex.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(THOUSANDS EXCEPT PER SHARE AMOUNTS)          1998          1997          1996       1998    1997
==================================================================================================
Operating revenues......................   $1,312,078    $1,191,690    $1,200,337    10.1    (0.7)
Earnings available for common stock.....   $  159,605    $  118,709    $  114,567    34.5     3.6
Average shares outstanding..............       40,379        40,379        40,367     ---     ---
Earnings per average common share.......   $     3.95    $     2.94    $     2.84    34.4     3.5
Dividends paid per share................   $     3.90    $     2.68    $     2.66    45.5     0.8
==================================================================================================

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

         Earnings for 1998 increased 34.4 percent from $2.94 per share in 1997 to $3.95 per share in 1998. The increase was primarily the result of higher revenues due to warmer weather, the Generation Efficiency Performance Rider ("GEP Rider"), higher margin sales to other utilities and power marketers ("off-system sales"), customer growth and lower operation and maintenance expenses. The GEP Rider allows the Company to retain part of the fuel savings achieved through cost efficiencies and is discussed in more detail below. The 1997 increase is primarily the result of the GEP Rider, lower interest costs and customer growth in the Company's service area.

         The  regulated  utility  business  has  been and  will  continue  to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by July 1, 2002. The Arkansas Public Service Commission ("APSC") has initiated proceedings to consider the implementation of a competitive retail market in Arkansas. These developments are described in more detail below under "Regulation; Competition."

         In 1996, the Company decided upon an enterprise-wide software system which is Year 2000 ready for its businesses. Enterprise software is a corporate software system designed to handle most of the Company's information processing needs and to improve work processes throughout the Company. The enterprise software system was successfully implemented throughout the Company on January 1, 1997 and is expected to significantly enhance the Company's abilities in the more competitive years ahead.

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

RESULTS OF OPERATIONS

REVENUES

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(THOUSANDS)                                   1998          1997          1996       1998    1997
===================================================================================================
Sales of electricity to Company
  customers..............................  $1,274,643    $1,168,663    $1,173,961      9.1    (0.5)
Provisions for rate refund...............         ---           ---        (1,221)     ---       *
Sales of electricity to other utilities..      37,435        23,027        27,597     62.6   (16.6)
----------------------------------------------------------------------------------
  Total operating revenues...............  $1,312,078    $1,191,690    $1,200,337     10.1    (0.7)
===================================================================================================


System kilowatt-hour sales...............  23,642,599    22,182,992    21,540,670      6.6     3.0
Kilowatt-hour sales to other utilities...     727,601     1,201,933     1,475,449    (39.5)  (18.5)
----------------------------------------------------------------------------------
  Total kilowatt-hour sales..............  24,370,200    23,384,925    23,016,119      4.2     1.6
===================================================================================================

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

         Operating revenues increased $120.4 million or 10.1 percent during 1998. This increase was due to an increase in kilowatt-hour sales to Company customers ("system sales") from warmer weather, the GEP Rider, higher margin sales to other utilities and power marketers ("off-system sales") and customer growth. Kilowatt-hour sales by the Company to other utilities decreased 39.5 percent in 1998, however, the summer heat drove prices of this off-system electricity to record levels, increasing operating revenues approximately $14.4 million in 1998 and at margins significantly higher than had been experienced in the past. There can be no assurance that such margins on future off-system sales will occur again. During 1997, operating revenues decreased $8.6 million or 0.7 percent due to the rate reduction in March 1997 and milder weather in the first and second quarters of 1997. This decrease in revenues was partially offset by continued customer growth, the effect of the GEP Rider and warmer weather in the third quarter of 1997.

         On February 11, 1997, the OCC issued an order (the "Order") that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31,
1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. This $50 million rate reduction is in addition to the $15 million rate reduction that was effective January 1, 1995. The Order also directed the
Company  to  transition  to  competitive   bidding  of  its  gas
transportation requirements, currently met by Enogex, no later than April 30, 2000, and set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million until competitively-bid gas transportation begins.

         The Order also established the GEP Rider, which is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel is less than 96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeds 103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that amount from Oklahoma customers.

         The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the FERC. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1998, the GEP Rider increased revenues (compared to 1997) by approximately $10.0 million, or approximately $0.15 per share. The current GEP Rider is estimated to positively impact revenue by $33 million or approximately $0.52 per share during the 12 months ending June 1999.

EXPENSES AND OTHER ITEMS

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(DOLLARS IN THOUSANDS)                         1998          1997          1996      1998    1997
==================================================================================================

Fuel ....................................  $  356,781    $  319,494    $  323,412    11.7    (1.2)
Purchased power..........................     240,542       222,464       222,070     8.1     0.2
Other operation and maintenance..........     239,614       245,943       253,176    (2.6)   (2.9)
Depreciation and amortization............     116,214       114,760       112,233     1.3     2.3
Taxes....................................     148,704       114,312       112,097    30.1     2.0
----------------------------------------------------------------------------------
  Total operating expenses...............  $1,101,855    $1,016,973    $1,022,988     8.3    (0.6)
==================================================================================================

         Total operating expenses increased $84.9 million or 8.3 percent in 1998, primarily due to increases in quantities of fuel burned for the production of electricity and increased taxes.

         The Company's generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. In 1998, fuel costs increased due to a modest increase in total generation and a slight increase in the average cost of fuel burned for generation of electricity. During 1997, despite a slight increase in kwh sales, fuel costs decreased $3.9 million or 1.2 percent primarily due to an increase in the percentage of coal-fired generation relative to total generation.

         Other operation and maintenance decreased $6.3 million or 2.6 percent in 1998 primarily because of decreases in post retirement medical costs, bad debt expense, completion in February 1997 of the amortization of the $48.9 million regulatory asset established in connection with the Company's 1994 workforce reduction and general corporate expenses. In 1997, other operation and maintenance expenses decreased $7.2 million or 2.9 percent in 1997, primarily due to the completion of the VERP amortization in February 1997 and costs associated with the development of the enterprise-wide software in 1996.

         In 1998, taxes increased $34.4 million or 30.1 percent primarily due to significantly higher pre-tax income and normally occurring temporary differences. In 1997, taxes increased primarily due to an increase in deferred taxes associated with depreciation.

         Purchased power costs increased $18.1 million or 8.1 percent in 1998, primarily due to a 13 percent increase in the quantities purchased. During 1998, the Company also began purchasing power from Mid-Continent Power Company ("MCPC"). Payments to MCPC in 1998 were approximately $8 million. MCPC is a qualified cogeneration facility from which the Company is required to purchase peaking capacity through 2007. In 1997, purchased power costs were $222.5 million, remaining relatively constant compared to the $222.1 million in 1996. As required by the Public Utility Regulatory Policy Act ("PURPA"), the Company is currently purchasing power from qualified cogeneration facilities.

         Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs. In addition to the February 11, 1997, OCC Order, the APSC issued an order in July 1996 requiring, among other things, a $4.5 million refund. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the July 1996 order.

         The Company has initiated numerous ongoing programs that have helped reduce the cost of generating electricity over the last several years. These programs include: 1) utilizing a natural gas storage facility; 2) spot market purchases of coal; 3) renegotiated contracts for coal, gas, railcar maintenance and coal transportation; and 4) a heat-rate awareness program to produce kilowatt-hours with less fuel. Reducing fuel costs helps the Company remain competitive, which in turn helps the Company's electric customers remain competitive in a global economy.

         The increases in depreciation and amortization for 1998 and 1997 reflects higher levels of depreciable plant.

         The decrease in interest expense for 1998 was attributable to the Company retiring $25 million of 6.375 percent First Mortgage Bonds in January 1998 and the successful refinancing of $100 million of long-term debt in 1998. The decrease in interest expense for 1997 was attributable to the Company retiring $15 million of 5.125 percent First Mortgage Bonds in January 1997, the successful refinancing of $306 million of long-term debt in 1997, and a lower average daily balance in short-term debt.

LIQUIDITY, CAPITAL RESOURCES AND CONTINGENCIES

         The primary capital requirements for 1998 and as estimated for 1999 through 2001 are as follows:


(DOLLARS IN MILLIONS)                      1998      1999      2000       2001
================================================================================
Construction expenditures
  including AFUDC........................ $ 96.7    $101.7    $100.0     $100.0
Maturities of long-term debt.............   25.0       ---     110.0        ---
--------------------------------------------------------------------------------

    Total................................ $121.7    $101.7    $210.0     $100.0
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

1998 CAPITAL REQUIREMENTS AND FINANCING ACTIVITIES

         Capital requirements were $96.7 million in 1998. Approximately $300,000 of the 1998 capital requirements were to comply with environmental regulations. This compares to capital requirements of $100.1 million in 1997, of which $1.0 million were to comply with environmental regulations.

         During 1998, the Company's primary source of capital was internally generated funds from operating cash flows. Operating cash flow remained strong in 1998 as internally generated funds provided financing for all of the Company's capital expenditures. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in the Company's service territory, which has a direct effect on sales of electricity.

         The Company previously borrowed on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. In April 1997, these functions were transferred to Energy Corp. The Company had no short-term debt outstanding at December 31, 1998.

         On January 2, 1998, the Company retired $25 million principal amount of
6.375 percent First Mortgage Bonds due January 1, 1998.

         On April 15, 1998, the Company issued $100.0 million in Senior Notes at
6.50 percent due April 15, 2028. The proceeds from the sale of this new debt were applied to the redemption on April 21, 1998 of $12.5 million principal amount of the Company's 7.125 percent First Mortgage Bonds due January 1, 1999, $40.0 million principal amount of the Company's 7.125 percent First Mortgage Bonds due January 1, 2002 and $35.0 million principal amount of the Company's
8.625 percent First Mortgage Bonds due November 1, 2007 and for general corporate purposes.

         In February 1997, the Company filed a registration statement for up to $50 million of grantor trust preferred securities. Assuming favorable market conditions, the Company may issue all or part of the $50 million of grantor trust preferred stock.

FUTURE CAPITAL REQUIREMENTS

         The Company's construction program for the next several years does not include additional base-load generating units. Rather, to meet the increased electricity needs of its customers during the foreseeable future, the Company will concentrate on maintaining the reliability and increasing the utilization of existing capacity and increasing demand-side management efforts.
Approximately $0.5 million of the Company's construction expenditures budgeted for 1999 are to comply with environmental laws and regulations.

         Future financing requirements may be dependent, to varying degrees, upon numerous factors outside the Company's control such as general economic conditions, abnormal weather, load growth, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

         As previously reported, in January 1998, the Company filed an application with the OCC seeking approval to revise an existing cogeneration contract with Mid-Continent Power Company ("MCPC"), a cogeneration plant near Pryor, Oklahoma. As part of this transaction, Energy Corp. agreed to purchase the stock of Oklahoma Loan Acquisition Corporation ("OLAC"), the company that owned the MCPC plant, for approximately $25 million. The Company obtained the required regulatory approvals from the OCC, APSC and FERC. If the transaction was completed, the term of the existing cogeneration contract would have been reduced by four and one-half years, which would have reduced the amounts to be paid by the Company, and would have provided savings for its Oklahoma customers, of approximately $46 million as compared to the existing cogeneration contract. Following an arbitrator's decision that the owner of the stock of OLAC could not sell the stock of OLAC to Energy Corp. until it had offered such stock to a third party on the same terms as it was offered to Energy Corp., the third party purchased the stock of OLAC and assumed ownership of the cogeneration plant in October 1998. The effect of this transaction is that the Company's original contract with the cogeneration plant remains in place.

FUTURE SOURCES OF FINANCING

         Management expects that internally generated funds will be adequate over the next three years to meet anticipated construction expenditures. Short-term borrowings will continue to be used to meet temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. At December 31, 1998, Energy Corp. had in place a line of credit for up to $160 million, which was to expire December 6, 2000. In January 1999, Energy Corp.
increased its line of credit to $200 million.

THE YEAR 2000 ISSUE

         There has been a great deal of publicity about the Year 2000 (Y2K) and the possible problems that information technology systems may suffer as a result. The Y2K problem originated with the early development of computerized business applications. To save then-expensive storage space, reduce the complexity of calculations and yield better system performance, programmers and developers used a two-digit date scheme to represent the year (i.e., "72" for "1972"). This two-digit date scheme was used well into the 1980s and 1990s in traditional computer hardware such as mainframe systems, desktop personal computers and network servers, in customized software systems, off-the-shelf applications and operating systems, as well as in embedded systems ("chips") in everything from elevators to industrial plants to consumer products. As the Year 2000 approaches, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems, including those of the Company, its customers, suppliers, business partners and neighboring utilities to process critical financial and operational information incorrectly, if they are not Year 2000 ready. A failure to identify and correct any such processing problems prior to January 1, 2000 could result in material operational and financial risks if the affected systems either cease to function or produce erroneous data. Such risks are described in more detail below, but could include an inability to operate the Company's generating plants, disruptions in the operation of its transmission and distribution system and an inability to access interconnections with the systems of neighboring utilities.

         After the Company's mainframe conversion in 1994, some 300 programs were identified as having date sensitive code. All of these programs have since been corrected or will be replaced by Y2K ready packaged applications.

         The Company continues to address the Y2K issues in an aggressive manner. This is reflected by the January 1, 1997 implementation throughout the Company of SAP Enterprise Software, which is Y2K ready, for the financial systems. The SAP installation significantly reduced the potential risks in our older computer systems. The Company is making significant progress towards the implementation of the enterprise-wide software system for customer systems. In addition to significantly reducing the potential risks of its current customer systems, the Company is set to streamline work processes in customer service and power delivery by integrating separate systems into a single system using the enterprise-wide software system. This new single system will also provide for a more flexible automated billing system and enhancements in handling customer service orders, energy outage incidents and customer services.

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

STATE OF READINESS

         The Company has substantially completed the internal inventory and assessment (Phase 1) of the Year 2000 plan. Follow-up vendor surveys are being sent to vendors that have not responded to our original requests for information (Phase II). Remediation efforts are ongoing and even though contingency planning is a normal part of our business, plans have been prepared to include specific activities with regard to Y2K issues (Phase III).

         In addition, as a part of the Company's three-year lease agreement for personal computers, all new personal computers are being issued with operating systems and application software that is Y2K ready. All existing personal computers will be upgraded with Y2K ready operating systems before the turn of the century. For embedded and plant operational systems, the Company has generally completed the evaluative process and is commencing corrective plans. In particular, the Company's Energy Management System ("EMS") that monitors
transmission   interconnections  and  automatically  signals
generation output changes, has been contracted for replacement in 1999. Equipment has been ordered and software is currently being configured.

         The Company is also participating in an "Electric System Readiness Assessment" program, which provides monthly reports to the Southwest Power Pool ("SPP") and the North American Electric Reliability Council ("NERC"). The responses from all participating companies are being compiled for an industry-wide status report to the Department of Energy ("DOE"). Also, in February 1999, the Company submitted contingency plans to the NERC and the SPP which will be used along with those of other participating companies to formulate a regional contingency plan.

COSTS OF YEAR 2000 ISSUES

         As described above, with the mainframe conversion, the enterprise software installations and the EMS replacement, a number of Y2K issues were addressed as part of the Company's normal course upgrades to the information technology systems. These upgrades were already contemplated and provided additional benefits or efficiencies beyond the Year 2000 aspect. In addition to the $1 million spent to date for Y2K issues, since 1995 the Company has spent in excess of $29 million on the mainframe conversion, the enterprise software installations and the EMS replacement. The Company expects to spend slightly less than $5 million in 1999. These costs represent estimates, however, and there can be no assurance that actual costs associated with the Company's Y2K issues will not be higher.

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

         Additionally, risk exists regarding the non-readiness of third parties with key business or operational importance to the Company. Year 2000 problems affecting key customers, interconnected utilities, fuel suppliers and transporters, telecommunications providers or financial institutions could result in lost power or gas sales, reductions in power production or transmission or internal functional and administrative difficulties on the part of the Company. Although the Company is not presently aware of any such situations, occurrences of this type, if severe, could have material adverse impacts upon the business, operating results or financial condition of the Company. There can be no assurance that the Company will be able to identify and correct all aspects of the Year 2000 problem that affect it in sufficient time, that it will develop adequate contingency plans or that the costs of achieving Y2K readiness will not be material.

CONTINGENCIES

        The Company is defending various claims and legal actions, including environmental actions, which are common to its operations. For a further discussion of these actions, including a lawsuit involving Trigen-Oklahoma City Energy Corporation, see Note 8 of Notes to Consolidated Financial Statements. As to environmental matters, the Company has been designated as a "potentially responsible party" ("PRP") with respect to two waste disposal sites to which the Company sent materials. Remediation of one of these sites has been completed. The Company's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by the Environmental Protection Agency ("EPA"), which is being contested by one party. This limits the Company's financial obligation in addition to removing any participation in the site remedy. While it is not possible to determine the precise outcome of these matters, in the opinion of management, the Company's ultimate liability for these sites will not be material.

         Beginning in 2000, the Company will be limited in the amount of sulfur dioxide it will be allowed to emit into the atmosphere. In order to meet this limit the Company has contracted for lower sulfur coal. The Company believes this will allow it to meet this limit without additional capital expenditures. With respect to nitrogen oxides, the Company continues to meet the current emission standard. However, pending regulations on regional haze, and Oklahoma's potential for not being able to meet the new ozone and particulate standards, could require further reductions in sulfur dioxide and nitrogen oxides. If this happens, significant capital expenditures and increased operating and maintenance costs would occur.

         In 1997, the United States was a signatory to the Kyoto Protocol on global warming. If ratified by the U.S. Senate, this Protocol could have a tremendous impact on the Company's operations, by requiring the Company to significantly reduce the use of coal as a fuel source, since the Protocol would require a seven percent reduction in greenhouse gas emissions below the 1990 level.

         The Oklahoma Department of Environmental Quality's CAAA Title V permitting program was approved by the EPA in March 1996. By March of 1997, the Company had submitted all required permit applications and by January 1, 2000 the Company expects to have new Title V permits for all of its major source generating stations. Air permit fees for generating stations were approximately $0.3 million in 1998 and are estimated to be approximately $0.4 million in 1999.

REGULATION; COMPETITION

         As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). In June 1998, various amendments to the Act were enacted. If implemented as proposed, the Act will significantly affect the Company's future operations.

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

         The Act directs the Joint Electric Utility Task Force, composed of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives, to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma and to develop a proposed electric utility framework for Oklahoma. The Study was to be delivered in several parts. As a result of the 1998 amendments, the remaining parts of the Study due October 1, 1999 include: 1) technical issues (including reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power); 2) financial issues (including rates, charges, access fees, transition costs and stranded costs); 3) consumer issues (such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards); and 4) tax issues (including sales and use taxes, ad valorem taxes and franchise fees).

         Neither the Oklahoma Tax Commission nor the OCC is authorized to issue any rules on such matters without the approval of the Oklahoma Legislature. Other provisions of the Act (i) authorize the Joint Electric Utility Task Force to retain consultants to study, among other things, the creation of an independent system operator, (ii) prohibit customer switching prior to July 1, 2002, except by mutual consent, (iii) prohibit municipalities that do not become subject to the Act, from selling power outside their municipal limits, except from lines owned on April 25, 1997, (iv) require a uniform tax policy be
established  by  July  1,  2002  and  (v)  require  out-of-state   suppliers  of
electricity and their affiliates who make retail sales of electricity in Oklahoma through the use of transmission and distribution facilities of in-state suppliers to provide equal access to their transmission and distribution facilities outside of Oklahoma.

         A new bill was introduced in the State Senate in January 1999 and if enacted would clarify certain ambiguities by defining key terms in the Act.

         In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. During 1998, the APSC held hearings to consider competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company participated actively in those proceedings, and in October 1998, the APSC issued its report on these issues to the Arkansas General Assembly.

         On February 11, 1997, the OCC issued an Order, among other things, directing the Company to transition to competitive bidding for its gas transportation requirements, currently met by Enogex, no later than April 30, 2000. This Order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million until competitively-bid gas transportation begins. In 1998, approximately $41.6 million or 8.2 percent of Enogex's revenues were attributable to transporting gas for the Company. Other pipelines seeking to compete with Enogex for the Company's business will likely have to pay a fee to Enogex for transporting gas on Enogex's system or incur capital expenditures to develop the necessary infrastructure to connect with the Company's gas-fired generating stations. Nevertheless, a potential outcome of the competitive bidding process is that the revenues of Enogex derived from transporting gas for OG&E may be significantly less after April 30, 2000.

         The OCC has adopted rules that are designed to make the gas utility business in Oklahoma more competitive. These rules do not impact the electric industry. Yet, if implemented, the rules are expected to offer increased opportunities to Enogex's pipeline and related businesses.

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

         In April 1996, the FERC issued two final rules, Orders 888 and 889, which are having a significant impact on wholesale markets. Order 888 sets forth rules on non-discriminatory open access transmission service to promote wholesale competition. Order 888, which was effective on July 9, 1996, requires utilities and other transmission users to abide by comparable terms, conditions and pricing in transmitting power. Order 889, which had its effective date extended to January 3, 1997, requires public utilities to implement Standards of Conduct and an Open Access Same Time Information System

("OASIS", formerly known as "Real-Time Information Networks"). These rules require transmission personnel to provide the same information about the transmission system to all transmission customers using the OASIS. In 1997, the FERC issued clarifying final orders in response to rehearing requests by numerous market participants regarding Orders No. 888 and 889. During 1998, the Company submitted filings to the FERC to comply with these Orders, and those filings have been accepted. As the Company continues to prepare for restructuring at the retail level, it is expected that additional filings will be made in order to maintain continuing compliance with the FERC's wholesale restructuring orders.

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

         As discussed previously, Oklahoma enacted legislation that will restructure the electric utility industry in Oklahoma by July 2002, assuming that all the conditions in the legislation are met. This legislation would deregulate the Company's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" with respect to the related regulatory assets may no longer be appropriate. This may result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $31 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

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

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Company filed its cost of service study and has requested a $1.7 million annual rate increase. A decision on this rate case is expected in the next few months.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------


                        CONSOLIDATED STATEMENTS OF INCOME



Year ended December 31 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)       1998           1997           1996
================================================================================================================
OPERATING REVENUES.................................................    $1,312,078     $1,191,690     $1,200,337
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

  Fuel.............................................................       356,781        319,494        323,412

  Purchased power..................................................       240,542        222,464        222,070

  Other operation and maintenance..................................       239,614        245,943        253,176

  Depreciation and amortization....................................       116,214        114,760        112,233

  Current income taxes.............................................        86,527         60,544         73,171

  Deferred income taxes, net.......................................        24,197         15,927          2,156

  Deferred investment tax credits, net.............................        (5,150)        (5,150)        (5,150)

  Taxes other than income..........................................        43,130         42,991         41,920
----------------------------------------------------------------------------------------------------------------
    Total operating expenses.......................................     1,101,855      1,016,973      1,022,988
----------------------------------------------------------------------------------------------------------------
OPERATING INCOME...................................................       210,223        174,717        177,349
----------------------------------------------------------------------------------------------------------------
OTHER INCOME AND DEDUCTIONS:

  Interest income..................................................         2,315          4,531          3,187

  Other............................................................        (3,329)        (2,307)        (4,101)
----------------------------------------------------------------------------------------------------------------
    Net other income and deductions................................        (1,014)         2,224           (914)
----------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:

  Interest on long-term debt.......................................        44,515         53,281         54,141

  Allowance for borrowed funds used during construction............        (1,071)          (599)          (709)

  Other............................................................         5,427          3,265          6,134
----------------------------------------------------------------------------------------------------------------
    Total interest charges, net....................................        48,871         55,947         59,566
----------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS..................................       160,338        120,994        116,869

INCOME FROM OPERATIONS OF ENOGEX DISTRIBUTED
  TO OGE ENERGY CORP. (less applicable taxes of $8,050)............           ---            ---         16,463
----------------------------------------------------------------------------------------------------------------
NET INCOME.........................................................       160,338        120,994        133,332

PREFERRED DIVIDEND REQUIREMENTS....................................           733          2,285          2,302
----------------------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR COMMON STOCK................................    $  159,605     $  118,709     $  131,030
================================================================================================================
AVERAGE COMMON SHARES OUTSTANDING..................................        40,379         40,379         40,367

EARNINGS PER AVERAGE COMMON SHARE:

  Income from continuing operations................................    $     3.95     $     2.94     $     2.84

  Income from Enogex operations....................................           ---            ---           0.41
----------------------------------------------------------------------------------------------------------------
    Earnings per average common share..............................    $     3.95     $     2.94     $     3.25
================================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year ended December 31 (DOLLARS IN THOUSANDS)                         1998           1997           1996
============================================================================================================
BALANCE AT BEGINNING OF PERIOD.................................    $  338,946     $  328,630     $  425,545

ADD:
  Income from continuing operations............................       160,338        120,994        116,869

  Income from operations of Enogex.............................           ---            ---         16,463
------------------------------------------------------------------------------------------------------------
    Total......................................................       499,284        449,624        558,877

DEDUCT:

  Cash dividends declared on preferred stock...................           733          2,285          2,302

  Cash dividends declared on common stock......................       157,426        108,393        107,377
------------------------------------------------------------------------------------------------------------
    Total Cash Dividends.......................................       158,159        110,678        109,679

  Distribution of Enogex to OGE Energy Corp....................           ---            ---        120,568
------------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD.......................................    $  341,125     $  338,946     $  328,630
============================================================================================================































THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                           CONSOLIDATED BALANCE SHEETS


December 31 (DOLLARS IN THOUSANDS)                                    1998           1997           1996
============================================================================================================
ASSETS

PROPERTY, PLANT AND EQUIPMENT:

  In service...................................................    $3,674,732     $3,647,366     $3,574,241

  Construction work in progress................................        28,439         18,910         26,807
------------------------------------------------------------------------------------------------------------
    Total property, plant and equipment........................     3,703,171      3,666,276      3,601,048

      Less accumulated depreciation............................     1,727,472      1,653,771      1,560,546
------------------------------------------------------------------------------------------------------------
  Net property, plant and equipment............................     1,975,699      2,012,505      2,040,502
------------------------------------------------------------------------------------------------------------
OTHER PROPERTY AND INVESTMENTS, at cost........................        17,454         28,140         21,869
------------------------------------------------------------------------------------------------------------


CURRENT ASSETS:

  Cash and cash equivalents....................................           312            228            200

  Accounts receivable - customers, less reserve of $2,441,

    $3,583 and $3,520, respectively............................        91,434         92,379         96,067

  Accrued unbilled revenues....................................        22,500         36,900         34,900

  Accounts receivable - other..................................         7,723          9,795         44,699

  Fuel inventories, at LIFO cost...............................        47,081         43,577         60,463

  Materials and supplies, at average cost......................        25,894         24,481         20,387

  Prepayments and other........................................        28,641          2,533          3,094

  Accumulated deferred tax assets..............................         6,889          6,048          8,994
------------------------------------------------------------------------------------------------------------
    Total current assets.......................................       230,474        215,941        268,804
------------------------------------------------------------------------------------------------------------


DEFERRED CHARGES:

  Advance payments for gas.....................................        15,000         10,500          9,500

  Income taxes recoverable - future rates......................        40,731         42,549         44,368

  Other........................................................        40,739         41,147         36,198
------------------------------------------------------------------------------------------------------------
    Total deferred charges.....................................        96,470         94,196         90,066
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS...................................................    $2,320,097     $2,350,782     $2,421,241
============================================================================================================











THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


December 31 (DOLLARS IN THOUSANDS)                                    1998           1997           1996
============================================================================================================
CAPITALIZATION AND LIABILITIES


CAPITALIZATION (see statements):

  Common stock and retained earnings...........................    $  853,571     $  851,390     $  841,035

  Cumulative preferred stock...................................           ---         49,266         49,379

  Long-term debt...............................................       702,912        691,924        709,281
------------------------------------------------------------------------------------------------------------
    Total capitalization.......................................     1,556,483      1,592,580      1,599,695
------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES:

  Short-term debt..............................................           ---            ---         41,400

  Accounts payable - affiliates................................        67,045         14,986            ---

  Accounts payable.............................................        45,536         47,802         63,596

  Dividends payable............................................           ---            571         27,421

  Customers' deposits..........................................        23,984         23,846         23,257

  Accrued taxes................................................        18,932         18,963         25,037

  Accrued interest.............................................        15,931         15,746         16,386

  Long-term debt due within one year...........................           ---         25,000         15,000

  Other........................................................        38,642         35,386         35,739
------------------------------------------------------------------------------------------------------------
    Total current liabilities..................................       210,070        182,300        247,836
------------------------------------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES:

  Accrued pension and benefit obligation.......................        18,162         57,418         57,137

  Accumulated deferred income taxes............................       462,886        439,657        429,766

  Accumulated deferred investment tax credits..................        67,728         72,878         78,028

  Other........................................................         4,768          5,949          8,779
------------------------------------------------------------------------------------------------------------
    Total deferred credits and other liabilities...............       553,544        575,902        573,710
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES...........................    $2,320,097     $2,350,782     $2,421,241
============================================================================================================







THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION


December 31 (DOLLARS IN THOUSANDS)                                           1998           1997           1996
==================================================================================================================
COMMON STOCK AND RETAINED EARNINGS:
  Common stock, par value $2.50 per share;
    Authorized 100,000,000 shares; and
    outstanding 40,378,745, 40,378,745,
    and 46,470,616 shares, respectively..............................    $  100,947     $  100,947     $  116,177
  Premium on capital stock...........................................       411,499        411,497        608,544
  Retained earnings..................................................       341,125        338,946        328,630
  Treasury stock - zero, zero and 6,091,871 shares, respectively.....          ---            ---       (212,316)
------------------------------------------------------------------------------------------------------------------
      Total common stock and retained earnings.......................       853,571        851,390        841,035
------------------------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK:
  Par value $20, authorized 675,000 shares - 4%;
    zero, 418,963, and 421,963 shares, respectively..................           ---          8,379          8,439
  Par value $100, authorized 1,865,000 shares-
    SERIES    SHARES OUTSTANDING
    4.20%     zero, 49,750, and 49,950 shares, respectively..........           ---          4,975          4,995
    4.24%     zero, 74,990, and 75,000 shares, respectively..........           ---          7,499          7,500
    4.44%     zero, 63,200, and 63,500 shares, respectively..........           ---          6,320          6,350
    4.80%     zero, 70,925, and 70,950 shares, respectively..........           ---          7,093          7,095
    5.34%     zero, 150,000, and 150,000 shares, respectively........           ---         15,000         15,000
------------------------------------------------------------------------------------------------------------------
      Total cumulative preferred stock...............................           ---         49,266         49,379
------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
  First mortgage bonds-
    SERIES    DATE DUE
    5.125%    January 1, 1997........................................           ---            ---         15,000
    6.375%    January 1, 1998........................................           ---         25,000         25,000
    7.125%    January 1, 1999........................................           ---         12,500         12,500
    6.250%    Senior Notes Series B, October 15, 2000................       110,000        110,000        110,000
    7.125%    January 1, 2002........................................           ---         40,000         40,000
    8.375%    January 1, 2007........................................           ---            ---         75,000
    8.625%    November 1, 2007.......................................           ---         35,000         35,000
    8.250%    August 15, 2016........................................           ---            ---        100,000
    7.000%    Pollution Control Series C, March 1, 2017..............           ---            ---         56,000
    6.500%    Senior Notes Series D, July 15, 2017...................       125,000        125,000            ---
    8.875%    December 1, 2020.......................................           ---            ---         75,000
    7.300%    Senior Notes Series A, October 15, 2025................       110,000        110,000        110,000
    6.650%    Senior Notes Series C, July 15, 2027...................       125,000        125,000            ---
    6.500%    Senior Notes Series E, April 15, 2028..................       100,000            ---            ---
  Other bonds-
    Var. %    Garfield Industrial Authority, January 1, 2025.........        47,000         47,000         47,000
    Var. %    Muskogee Industrial Authority, January 1, 2025.........        32,400         32,400         32,400
    Var. %    Muskogee Industrial Authority, June 1, 2027............        56,000         56,000            ---
  Unamortized premium and discount, net..............................        (2,488)          (976)        (8,619)
------------------------------------------------------------------------------------------------------------------
      Total long-term debt...........................................       702,912        716,924        724,281
        Less long-term debt due within one year......................           ---         25,000         15,000
------------------------------------------------------------------------------------------------------------------
      Total long-term debt (excluding long-term
        debt due within one year)....................................       702,912        691,924        709,281
------------------------------------------------------------------------------------------------------------------
Total Capitalization.................................................    $1,556,483     $1,592,580     $1,599,695
==================================================================================================================




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (DOLLARS IN THOUSANDS)                         1998           1997           1996
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................................    $  160,338     $  120,994     $  133,332
  Adjustments to Reconcile Net Income to Net Cash Provided
    from Operating Activities:
    Depreciation and amortization..............................       116,214        114,760        136,140
    Deferred income taxes and investment tax credits, net......        19,047         10,777         (3,000)
    Provision for rate refund..................................           ---            ---          1,804
    Change in Certain Current Assets and Liabilities:
        Accounts receivable - customers........................           945          3,688        (16,533)
        Accrued unbilled revenues..............................        14,400         (2,000)         8,650
        Fuel, materials and supplies inventories...............        (4,917)        12,792         (4,200)
        Accumulated deferred tax assets........................          (841)         3,142            692
        Other current assets...................................       (11,120)        35,269         (2,361)
        Accounts payable.......................................        49,793           (809)        13,401
        Accrued taxes..........................................           (31)        (6,074)        (1,176)
        Accrued interest.......................................           185           (640)           688
        Accumulated provision for rate refund..................           ---            ---         (2,650)
        Other current liabilities..............................         2,823        (26,614)         7,131
    Other operating activities.................................       (30,149)         1,728         22,753
------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities..............       316,687        267,013        294,671
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.......................................       (96,678)      (100,079)      (161,129)
------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities..................       (96,678)      (100,079)      (161,129)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of long-term debt...............................      (112,500)      (321,000)           ---
    Proceeds from long-term debt...............................       100,000        306,000            ---
    Short-term debt, net.......................................           ---        (41,400)       (26,200)
    Redemption of preferred stock..............................       (49,266)          (114)          (560)
    Retirement of treasury stock...............................           ---            285            ---
    Cash dividends declared on preferred stock.................          (733)        (2,285)        (2,302)
    Cash dividends declared on common stock....................      (157,426)      (108,392)      (107,377)
------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities..................      (219,925)      (166,906)      (136,439)
------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS..................................................            84             28         (2,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD:
  From continuing operations...................................           228            200            397
  From Enogex operations.......................................           ---            ---          5,023
------------------------------------------------------------------------------------------------------------
        Total cash and cash equivalents at beginning of period.           228            200          5,420
------------------------------------------------------------------------------------------------------------
EFFECT OF REORGANIZATION - ENOGEX CASH.........................           ---            ---         (2,323)
CASH AND CASH EQUIVALENTS AT END OF PERIOD:
  From continuing operations...................................           312            228            200
  From Enogex operations.......................................           ---            ---            ---
------------------------------------------------------------------------------------------------------------
        Total cash and cash equivalents at end of period.......    $      312     $      228     $      200
============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).......................    $   47,814     $   54,248     $   64,482
    Income taxes ..............................................    $   76,625     $   57,150     $   82,970
------------------------------------------------------------------------------------------------------------
DISCLOSURE OF ACCOUNTING POLICY:
  For purposes of these statements, the Company considers all highly liquid debt instruments purchased with
  a maturity of three  months or less to be cash equivalents.   These investments are carried at cost which
  approximates market.
============================================================================================================

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

ACCOUNTING RECORDS

         The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and adopted by the Oklahoma Corporation Commission ("OCC") and the Arkansas Public Service Commission ("APSC"). Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise reduce expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Managements expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. At December 31, 1998, regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods ranging from one to 20 years.


         The components of deferred charges - other, on the Consolidated Balance
Sheets included the following, as of December 31:

DEFERRED CHARGES - OTHER

(DOLLARS IN THOUSANDS)                                                1998           1997           1996
============================================================================================================
Regulated Deferred Charges:

  Workforce reduction..........................................    $      ---      $     ---      $   3,759

  Unamortized debt expense.....................................         5,611          5,779         10,291

  Unamortized loss on reacquired debt..........................        29,072         28,660         10,253

  Miscellaneous................................................         2,217            403            435
------------------------------------------------------------------------------------------------------------
    Total regulated deferred charges...........................        36,900         34,842         24,738
------------------------------------------------------------------------------------------------------------
Non-Regulated Deferred Charges:

  Insurance claims - property damage...........................           ---            ---          6,231

  Miscellaneous................................................         3,839          6,305          5,229
------------------------------------------------------------------------------------------------------------
    Total non-regulated deferred charges.......................         3,839          6,305         11,460
------------------------------------------------------------------------------------------------------------
Total Deferred Charges.........................................    $   40,739     $   41,147     $   36,198
============================================================================================================

REGULATORY ASSETS AND LIABILITIES

(DOLLARS IN THOUSANDS)                                                1998           1997           1996
============================================================================================================
Regulatory Assets:

  Income taxes recoverable from customers......................    $  104,160     $  115,989     $  127,819

  Unamortized loss on reacquired debt..........................        29,072         28,660         10,253

  Workforce reduction..........................................           ---            ---          3,759

  Miscellaneous................................................         2,217            403            435
------------------------------------------------------------------------------------------------------------
    Total Regulatory Assets....................................       135,449        145,052        142,266

Regulatory Liabilities:

  Income taxes refundable to customers.........................       (63,429)       (73,440)       (83,451)

  Gain on disposition of allowances............................           ---            ---           (329)
------------------------------------------------------------------------------------------------------------
Net Regulatory Assets..........................................    $   72,020     $   71,612     $   58,486
============================================================================================================

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

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Adoption of SFAS No. 131 is required for fiscal years beginning after December 15, 1997. The Company adopted this new standard effective December 31, 1998. Adoption of this new standard changed the presentation of certain disclosure information of the Company, but did not affect reported earnings.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". Adoption of SFAS No. 132 is required for financial statements for periods beginning after December 15, 1997. The Company adopted this new standard effective December 31, 1998. Adoption of this new standard changed the presentation of certain disclosure information of the Company, but did not affect reported earnings.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company will adopt this new standard effective January 1, 1999, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". Adoption of SFAS No. 133 is required for financial statements for periods beginning after June 15, 1999. The Company will adopt this new standard effective January 1, 2000, and management believes the adoption of this new standard will not have a material impact on its consolidated financial position or results of operations.

         In December 1998, the FASB Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF Issue 98-10"). EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. The effect of initial application of EITF Issue 98-10 will be reported as a cumulative effect of a change in accounting principle. The Company will adopt this new Issue effective January 1, 1999, and management believes the adoption of the new Issue will not have a material impact on its consolidated financial position or results of operations.

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

DEPRECIATION

         The provision for depreciation, which was approximately 3.2 percent of the average depreciable utility plant, for each of the years 1998, 1997 and 1996, is provided on a straight-line method over the estimated service life of the property. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group procedure.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

         Allowance for funds used during construction ("AFUDC") is calculated according to FERC pronouncements for the imputed cost of equity and borrowed funds. AFUDC, a non-cash item, is reflected as a credit on the Consolidated Statements of Income and a charge to construction work in progress.

         AFUDC rates, compounded semi-annually, were 5.75, 5.94 and 5.63 percent for the years 1998, 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the financial instruments on the Consolidated Balance Sheets not otherwise discussed in these notes approximate fair value.

CASH AND CASH EQUIVALENTS

         For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

         The Company's cash management program utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances totaled $17.8 million, $18.5 million and $24.0 million at December 31, 1998, 1997 and 1996, respectively, and are classified as accounts payable in the accompanying Consolidated Balance Sheets. Sufficient funds were available to fund these outstanding checks when they were presented for payment.

HEAT PUMP LOANS

         The Company has a heat pump loan program, whereby, qualifying customers may obtain a loan from the Company to purchase a heat pump. Customer loans are available from a minimum of $1,500 to a maximum of $13,000 with a term of 6 months to 72 months. The finance rate is based upon short-term loan rates and is reviewed and updated periodically. The interest rates were 8.25 percent, 8.25 percent and 9.75 percent at December 31, 1998, 1997 and 1996, respectively.

         The current portion of these loans totaled $1.0 million, $4.9 million and $4.0 million at December 31, 1998, 1997 and 1996, respectively, and are classified as accounts receivable - customers in the accompanying Consolidated Balance Sheets. The noncurrent portion of these loans totaled $4.0 million, $19.1 million and $15.3 million at December 31, 1998, 1997 and 1996, respectively, and are classified as other property and investments in the accompanying Consolidated Balance Sheets. In 1998, the Company sold approximately $25.0 million of its heat pump loans.

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

FUEL INVENTORIES

         Fuel inventories for the generation of electricity consist of coal, oil and natural gas. These inventories are accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of fuel inventories was lower than the stated LIFO cost by approximately $4.4 million for 1998 and $1.1 million for 1997, and exceeded the stated LIFO cost by approximately $4.6 million for 1996, based on the average cost of fuel purchased late in the respective years. Natural gas products inventories are held for sale and accounted for based on the weighted average cost of production.

ACCRUED VACATION

         The Company accrues vacation pay by establishing a liability for vacation earned during the current year, but is not payable until the following year. The accrued vacation totaled $12.5 million, $12.2 million and $10.4 million at December 31, 1998, 1997 and 1996, respectively, and is classified as other current liabilities in the accompanying Consolidated Balance Sheets.

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

RELATED PARTY TRANSACTIONS

         During 1998 and 1997, approximately $42.4 million and $2.7 million, respectively, were allocated to the Company from Energy Corp., using the "Distragas" method. The Distragas method is a three-factor formula that uses an equal weighting of payroll, operating income and assets. This method has been used for utility regulation and the Company believes it to be a reasonable method for allocating common expenses.

         In 1998, 1997 and 1996, the Company paid Enogex approximately $41.6 million, $41.7 million and $44.3 million, respectively, for transporting gas to the Company's gas-fired generating stations. In 1997, the Company began purchasing a significant portion of its natural gas generation fuel supply through a subsidiary of Enogex. These purchases are priced based on a market basket of posted prices within the region and are priced similar to those, which had previously been made directly from unaffiliated sources. At December 31, 1998, a current liability of approximately $13.9 million is included in accounts payable - affiliates in the accompanying Consolidated Balance Sheets for these activities.

2.       INCOME TAXES

         The items comprising tax expense are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                             1998           1997           1996
================================================================================================================
Provision For Current Income Taxes:

  Federal..........................................................    $   73,964     $   51,214     $   65,954

  State............................................................        12,563          9,330          7,217
----------------------------------------------------------------------------------------------------------------
      Total Provision For Current Income Taxes.....................        86,527         60,544         73,171
----------------------------------------------------------------------------------------------------------------
Provisions (Benefit) For Deferred Income Taxes, net:

  Federal

    Depreciation...................................................        (1,418)         5,856          2,297

    Repair allowance...............................................         1,200            794          2,100

    Removal costs..................................................          (220)           774            630

    Provision for rate refund......................................           ---            ---            928

    Software implementation costs..................................           ---          4,840            ---

    Company restructuring..........................................            22           (494)        (8,250)

    Pension expense................................................        13,733            ---            ---

    Bond Redemption-unamortized costs..............................         8,458            ---            ---

    Other..........................................................          (171)         2,252            219

  State............................................................         2,593          1,905          4,232
----------------------------------------------------------------------------------------------------------------
      Total Provision  (Benefit) For Deferred Income Taxes, net....        24,197         15,927          2,156
----------------------------------------------------------------------------------------------------------------
Deferred Investment Tax Credits, net...............................        (5,150)        (5,150)        (5,150)

Income Taxes Relating to Other Income and Deductions...............         1,009          1,403           (515)
----------------------------------------------------------------------------------------------------------------
      Total Income Tax Expense.....................................    $  106,584     $   72,724     $   69,662
----------------------------------------------------------------------------------------------------------------
Pretax Income......................................................      $266,922     $  193,718     $  186,531
================================================================================================================


The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

 Year ended December 31                                                      1998           1997           1996
================================================================================================================
Statutory federal tax rate.........................................          35.0%          35.0%          35.0%

State income taxes, net of federal income tax benefit..............           3.7            3.8            4.0

Tax credits, net...................................................          (1.9)          (2.7)          (2.8)

Other, net.........................................................           3.1            1.4            1.1
----------------------------------------------------------------------------------------------------------------
  Effective income tax rate as reported............................          39.9%          37.5%          37.3%
================================================================================================================

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


         The  components of  Accumulated  Deferred  Income Taxes at December 31,
1998, 1997 and 1996 are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                                                1998           1997           1996
============================================================================================================
Current Deferred Tax Assets:

  Accrued vacation.............................................    $    4,656     $    3,853     $    3,821

  Uncollectible accounts.......................................           945          1,540          1,383

  Capitalization of indirect costs.............................           172            106          2,583

  RAR interest.................................................           774            ---            ---

  Provision for Worker's Compensation claims...................           342            549          1,207
------------------------------------------------------------------------------------------------------------
      Accumulated deferred tax assets..........................    $    6,889     $    6,048     $    8,994
============================================================================================================
Deferred Tax Liabilities:

  Accelerated depreciation and other property-related
    differences................................................    $  423,527     $  423,488     $  410,094

  Allowance for funds used during construction.................        38,575         43,327         46,429

  Income taxes recoverable through future rates................        40,310         44,888         49,466
------------------------------------------------------------------------------------------------------------
      Total....................................................       502,412        511,703        505,989
------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:

  Deferred investment tax credits..............................       (21,875)       (23,623)       (25,372)

  Income taxes refundable through future rates.................       (24,547)       (28,421)       (32,296)

  Postemployment medical and life insurance benefits...........        (1,800)        (3,131)        (2,301)

  Company pension plan.........................................        (1,447)       (15,503)       (14,965)

  Bond redemption-unamortized costs............................         9,353            ---            ---

  Other........................................................           801         (1,368)        (1,289)
------------------------------------------------------------------------------------------------------------
      Total....................................................       (39,526)       (72,046)       (76,223)
------------------------------------------------------------------------------------------------------------
Accumulated Deferred Income Tax Liabilities....................    $  462,886     $  439,657     $  429,766
============================================================================================================

3.       COMMON STOCK AND RETAINED EARNINGS

         There were no new shares of common stock issued during 1998, 1997 or 1996. The slight increase in 1998 in premium on capital stock, as presented on the Consolidated Statements of Capitalization, represents the gains associated with the repurchased preferred stock. The $197 million decrease in 1997, represents the retirement of treasury stock and repurchased preferred stock.

RESTRICTED STOCK PLAN

         The Company has a Restricted Stock Plan whereby certain employees may periodically receive shares of the Energy Corp.'s common stock at the discretion of the Board of Directors. The Company distributed 16,024 shares of common stock during 1996. The Company also reacquired 10,538 shares in 1996. The shares distributed/reacquired in the reported periods were recorded as treasury stock.

         Changes in common stock were:


(THOUSANDS)                                                           1998           1997           1996
============================================================================================================
Shares outstanding January 1...................................      40,379         40,379         40,373

Issued/reacquired under the Restricted Stock Plan, net.........         ---            ---              6
------------------------------------------------------------------------------------------------------------
Shares outstanding December 31.................................      40,379         40,379         40,379
============================================================================================================

         There were 10,110,846 shares of unissued Energy Corp. common stock reserved for the various employee and Company stock plans at December 31, 1998. With the exception of the Stock Incentive Plan, the common stock requirements, pursuant to those plans, are currently being satisfied with stock purchased on the open market.

SHAREOWNERS RIGHTS PLAN

         In December 1990, the Company adopted a Shareowners Rights Plan designed to protect shareowners' interests in the event that the Company was ever confronted with an unfair or inadequate acquisition proposal. In connection with the corporate restructuring, Energy Corp. adopted a substantially identical Shareowners Rights Plan in August 1995. Pursuant to the plan, Energy Corp. declared a dividend distribution of one "right" for each share of Energy Corp. common stock. As a result of the June 1998 two-for-one stock split of Energy Corp. common stock, each share is now entitled to one-half of a right. Each right entitles the holder to purchase from Energy Corp. one one-hundredth of a share of new preferred stock of Energy Corp. under certain circumstances. The rights may be exercised if a person or group announces its intention to acquire, or does acquire, 20 percent or more of Energy Corp.'s common stock. Under certain circumstances, the holders of the rights will be entitled to purchase either shares of common stock of Energy Corp. or common stock of the acquirer at a reduced percentage of market value. The rights are scheduled to expire on December 11, 2000.

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

5.       LONG-TERM DEBT

     On January 2, 1998,  the Company  retired $25 million  principal  amount of
6.375 percent First Mortgage Bonds due January 1, 1998.

         On April 15, 1998, the Company issued $100.0 million in Senior Notes at
6.50 percent due April 15, 2028. The proceeds from the sale of this new debt were applied to the redemption on April 21, 1998 of $12.5 million principal amount of the Company's 7.125 percent First Mortgage Bonds due January 1, 1999, $40.0 million principal amount of the Company's 7.125 percent First Mortgage Bonds due January 1, 2002 and $35.0 million principal amount of the Company's 8.625 percent First Mortgage Bonds due November 1, 2007 and for general corporate purposes.

         The $112.5 million principal amount of the Company's First Mortgage bonds redeemed or retired in 1998 were the last First Mortgage Bonds issued under the First Mortgage Bond Trust Indenture dated February 1, 1945, as supplemented and amended. Therefore, no electric plant of the Company is now subject to the lien and sinking fund requirements of the Trust Indenture and the lien and sinking fund requirements have been discharged.

         Maturities of long-term debt during the next five years consist of $110 million in 2000.

         In February 1997, the Company filed a registration statement for up to $50 million of grantor trust preferred securities.

         The Company has previously incurred costs related to debt refinancings. Unamortized debt expense and unamortized loss on reacquired debt, and unamortized premium and discount on long-term debt are being amortized over the life of the respective debt and are classified as deferred charges -- other and long-term debt, respectively, in the accompanying Consolidated Balance Sheets.

6.       SHORT-TERM DEBT

         The Company previously borrowed on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. In April 1997, these functions were transferred to Energy Corp. At December 31, 1998, Energy Corp. had an agreement for a line of credit, up to $160 million, which was to expire December 6, 2000. The line of credit is maintained on a variable fee basis on the unused balance. The Company had no short-term debt outstanding at December 31, 1998. In January 1999, Energy Corp. increased its line of credit from $160 million to $200 million.

7.       PENSION AND POSTEMPLOYMENT BENEFIT PLANS

         During 1994, the Company restructured its operations, reducing its workforce by approximately 24 percent. This was accomplished through a Voluntary Early Retirement Package ("VERP") and an enhanced severance package. The VERP included enhanced pension benefits as well as postemployment medical and life insurance benefits.

         As a result of the postemployment benefits provided in connection with this workforce reduction, the Company incurred severance costs and certain one-time costs computed in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions." In response to an application filed by the Company, the OCC directed the Company to defer the one-time costs, which had not been offset by labor savings through December 31, 1994. The remaining balance of approximately $48.9 million was amortized over 26 months, commencing January 1, 1995.

     The amortization of the deferred regulatory asset was zero, $3.7 million and $22.6 million at December 31, 1998, 1997 and 1996, respectively.

PENSION PLAN

         All eligible employees of the Company are covered by a non-contributory defined benefit pension plan. Under the plan, retirement benefits are primarily a function of both the years of service and the highest average monthly compensation for 60 consecutive months out of the last 120 months of service.

         It is the Company's policy to fund the plan on a current basis to comply with the minimum required contributions under existing tax regulations. The Company made contributions of $40.0 million during 1998 to increase the Plan's funded status. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

         Reconciliation of funded status of the plans and the amounts included in the company's consolidated balance sheets:

Projected benefit obligations are as follows:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Beginning obligations...........   $(311,017)   $(277,396)   $(295,573)         $ (87,557)   $ (90,683)   $(102,789)

Service cost....................      (6,082)      (5,798)      (6,493)            (1,600)      (1,957)      (2,317)

Interest cost...................     (19,488)     (20,226)     (20,909)            (5,286)      (6,120)      (6,824)

Participant contributions.......         ---          ---          ---             (1,051)        (875)      (1,157)

Plan changes....................      (2,888)         ---       (5,308)               ---          ---          ---

Actuarial gains (losses)........      (6,759)     (31,501)      20,588              6,283        3,159       11,174

Benefits paid...................      19,934       23,904       22,722              7,716        6,128        7,641

Expenses........................         206          ---          ---                ---          ---          ---

Transfer to affiliate...........      22,169          ---        7,577                ---        2,791        3,589
--------------------------------------------------------------------------------------------------------------------
Ending obligations..............   $(303,925)   $(311,017)   $(277,396)         $ (81,495)   $ (87,557)   $ (90,683)
====================================================================================================================


Fair value of plans' assets:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Beginning fair value............   $ 234,971    $ 217,208    $ 214,986          $  45,619    $  39,066    $  23,864

Actual return on plans' assets..      27,560       32,547       22,896              4,968        8,047        2,128

Employer contributions..........      40,006        9,120        7,752              5,474        5,271       19,459

Participants' contributions.....         ---          ---          ---                915          874        1,135

Benefits paid...................     (19,934)     (23,904)     (22,722)            (6,388)      (6,128)      (7,520)

Expenses........................        (206)         ---          ---                ---          ---          ---

Transfer to affiliate...........     (16,748)         ---       (5,704)               ---       (1,511)         ---
--------------------------------------------------------------------------------------------------------------------
Ending fair value...............   $ 265,649    $ 234,971    $ 217,208          $  50,588    $  45,619    $  39,066
====================================================================================================================

Funded status of plans:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Funded status of the plans......   $ (38,276)   $ (76,046)   $ (60,188)         $ (30,907)   $ (41,938)   $ (51,617)

Unrecognized net gain (loss)....        (104)       1,702      (15,101)           (17,360)     (12,829)      (7,309)

Unrecognized prior service
  benefit (cost)................      37,147       40,017       42,954                ---          ---          ---

Unrecognized transition
  obligation....................      (3,520)      (5,053)      (6,316)            35,578       38,119       41,951
--------------------------------------------------------------------------------------------------------------------
Net balance sheet asset
  (liability)...................   $  (4,753)   $ (39,380)   $ (38,651)         $ (12,689)   $ (16,648)   $ (16,975)
====================================================================================================================


Net Periodic Benefit Cost:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Service cost....................   $   6,082    $   5,798    $   6,493          $   1,600    $   1,957    $   2,317

Interest cost...................      19,488       20,226       20,909              5,286        6,120        6,824

Return on plan assets...........     (19,173)     (18,620)     (18,742)            (4,309)      (3,445)      (2,167)

Amortization of transition
  obligation....................      (1,173)      (1,263)      (1,263)             2,541        2,622        2,749

Amortization of net gain
  (loss)........................         ---          788          ---             (2,129)        (792)          (2)

Net amount capitalized or
  deferred......................         ---          ---          ---               (613)      (1,293)      (2,157)

Amortization of unrecognized
  prior service cost............       2,905        2,937        2,939                ---          ---          ---
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit costs......   $   8,129    $   9,866    $  10,336          $   2,376    $   5,169    $   7,564
====================================================================================================================

Rate Assumptions:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
                                      1998         1997         1996               1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Discount rate.....................    6.75%        7.00%        7.75%              6.75%        7.00%        7.75%

Rate of return on plans' assets...    9.00%        9.00%        9.00%              9.00%        9.00%        9.00%

Compensation increases............    4.50%        4.50%        4.50%              4.50%        4.50%        4.50%

Assumed health care cost trend:

  Initial trend...................      N/A          N/A          N/A              7.50%        8.25%        9.00%

  Ultimate trend rate.............      N/A          N/A          N/A              4.50%        4.50%        4.50%

  Ultimate trend year.............      N/A          N/A          N/A               2007         2007         2006
====================================================================================================================
N/A - not applicable

         Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans.

         The effects of a one-percentage point increase on the aggregate of the service and interest components of the net periodic postretirement health care benefits would be approximately $0.8 million, $0.9 million and $1.0 million at December 31, 1998, 1997 and 1996, respectively. The effects of a one-percentage point decrease on the aggregate of the service and interest components of the net periodic postretirement health care benefits would be decreases of approximately $0.6 million, $0.9 million and 0.9 million at December 31, 1998, 1997 and 1996, respectively.

         The effects of a one-percentage point increase on the aggregate of accumulated postretirement benefit obligation for health care benefits would be approximately $7.2 million, $10.2 million and $8.7 million at December 31, 1998, 1997 and 1996, respectively. The effects of a one-percentage point decrease on the aggregate of accumulated postretirement benefit obligation for health care benefits would be decreases of approximately $6.1 million, $8.5 million and $8.1 million at December 31, 1998, 1997 and 1996, respectively.

8.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into purchase commitments in connection with its construction program and the purchase of necessary fuel supplies of coal and natural gas for its generating units. The Company's construction expenditures for 1999 are estimated at $101.7 million.

         The Company acquires natural gas for boiler fuel under 67 individual contracts, some of which contain provisions allowing the owners to require prepayments for gas if certain minimum quantities are not taken. At December 31, 1998, 1997 and 1996, outstanding prepayments for gas, including the amounts classified as current assets, under these contracts were approximately $15.2 million, $10.7 million and $9.9 million respectively. The Company may be required to make additional prepayments in subsequent years. The Company expects to recover these prepayments as fuel costs if unable to take the gas prior to the expiration of the contracts.

         At December 31, 1998, the Company held non-cancelable operating leases covering 1,495 coal hopper railcars. Rental payments are charged to fuel expense an recovered through the company's tariffs and automatic fuel adjustment clauses. The leases have purchase and renewal options. Future minimum lease payments due under the railcar leases, assuming the leases are renewed under the renewal option are as follows:

         (DOLLARS IN THOUSANDS)
         1999....................  $ 5,130     2002.................... $ 4,841
         2000....................    5,034     2003....................   4,745
         2001....................    4,938     2004 and beyond.........  49,412
                                                                       ---------
           Total Minimum Lease Payments................................ $74,100
                                                                       =========

         Rental payments under operating leases were approximately $5.3 million in 1998, $5.4 million in 1997, and $5.4 million in 1996.

         The Company is required to maintain the railcars it has under lease to transport coal from Wyoming and has entered into an agreement with Railcar Maintenance Company, a non-affiliated company, to furnish this maintenance.

         The Company had entered into an agreement with Central Oklahoma Oil and Gas Corp. ("COOG"), an unrelated third-party to develop a natural gas storage facility. Operation of the gas storage facility proved beneficial by allowing the Company to lower fuel costs by base loading coal generation, a less costly fuel supply. During 1996, the Company completed negotiations and contracted with COOG for gas storage service. Pursuant to the contract, COOG reimbursed the
Company  for  all   outstanding
cash advances and interest amounting to approximately $46.8 million. The Company also entered into a bridge financing agreement as guarantor for COOG. In July 1997, COOG obtained permanent financing and issued a note in the amount of $49.5 million. The proceeds from the permanent financing were applied to repay the outstanding bridge financing. In connection with the permanent financing, Energy Corp. entered into a note purchase agreement, where it has agreed, upon the occurrence of a monetary default by COOG on its permanent financing, to purchase COOG's note at a price equal to the unpaid principal and interest under the COOG.

         The Company has entered into agreements with four qualifying cogeneration facilities having initial terms of 3 to 32 years. These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978 ("PURPA"). Stated generally, PURPA and the regulations thereunder promulgated by FERC require the Company to purchase power generated in a manufacturing process from a qualified cogeneration facility ("QF"). The rate for such power to be paid by the Company was approved by the OCC. The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by the Company; the other is a capacity charge, which the Company must pay the QF for having the capacity available. However, if no electrical power is made available to the Company for a period of time (generally three months), the Company's obligation to pay the capacity charge is suspended. The total cost of cogeneration payments is currently recoverable in rates from Oklahoma customers.

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

         During 1998, 1997, and 1996, the Company made total payments to cogenerators of approximately $226.5 million, $212.2 million, and $210.0 million, of which $185.5 million, $176.2 million, and $175.2 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Consolidated Statements of Income as Purchased power. The future minimum capacity payments under the contracts for the next five years are approximately: 1999 - $189 million, 2000 - $190 million, 2001 - $191 million, 2002 - $192 million and 2003 - $163 million.

         Approximately $0.5 million of the Company's construction expenditures budgeted for 1999 are to comply with environmental laws and regulations.

         The Company's management believes all of its operations are in substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $40.8 million during 1999, compared to approximately $44.2 million in 1998. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

         Beginning in 2000, the Company will be limited in the amount of sulfur dioxide it will be allowed to emit into the atmosphere. In order to meet this limit, the Company has contracted for lower sulfur coal. The Company believes this will allow it to meet this limit without additional capital expenditures. With respect to nitrogen oxides, the Company continues to meet the current emission standard. However, pending regulations on regional haze, and Oklahoma's potential for not being able to meet the new ozone and particulate standards, could require further reductions in sulfur dioxide and nitrogen oxides. If this happens, significant capital expenditures and increased operating and maintenance costs would occur.

         In 1997,the United States agreed to the Kyoto Treaty on global warming. This treaty requires a 7 percent reduction in greenhouse gas emissions below the 1990 level. If ratified by the U.S. Senate, this could have a tremendous impact on the Company's operations, potentially eliminating the use of coal as a fuel.

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

         Trigen-Oklahoma City Energy Corp. ("Trigen") sued the Company in the United States District Court, Western District of Oklahoma, alleging numerous causes of action, including monopolization of cooling services in violation of the Sherman Act. On December 21, 1998, the jury awarded Trigen in excess of $30 million in actual and punitive damages. On February 19, 1999, the trial court entered judgement in favor of Trigen as follows: (i) $6.8 million for various antitrust violations, (ii) $4 million for tortious interference with an existing contract, (iii) $7 million for tortious interference with a prospective economic advantage and (iv) $10 million in punitive damages. The trial judge, in a companion order, acknowledged that portions of the judgement could be duplicative, that the antitrust amounts could be tripled and that parties should address these issues in their post-trial motions. While the outcome of an appeal is uncertain, legal counsel and management believe it is not probable that Trigen will ultimately succeed in preserving the verdicts. Accordingly, the Company has not accrued any loss associated with the damages awarded with the damages awarded. The Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

         On February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The staff is recommending a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Company filed its cost of service study and has requested a $1.7 million annual rate increase. A decision on this rate case is expected in the next few months.

10.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of Long-Term Debt and Preferred Stocks is estimated based on quoted market prices and management's estimate of current rates available for similar issues.

         Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                 1998                        1997                        1996
                                         -------------------         -------------------         ------------------
                                         CARRYING      FAIR          Carrying      Fair          Carrying     Fair
(DOLLARS IN THOUSANDS)                    AMOUNT       VALUE          Amount       Value          Amount      Value
======================================================================================================================
Long-Term Debt and Preferred Stock:

  Senior Notes........................   $567,512    $593,313        $581,524    $594,357        $644,881    $656,362

  Industrial Authority Bonds..........    135,400     135,400         135,400     135,400          79,400      79,400

  Preferred Stock:

    4% - 5.34% Series - zero,
    827,828 and 831,363 shares,
    respectively......................        ---         ---          49,266      49,997          49,379      35,829
======================================================================================================================

Report of Independent Public Accountants
----------------------------------------

TO THE SHAREOWNER OF
OKLAHOMA GAS AND ELECTRIC COMPANY:

         We have audited the accompanying consolidated balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (an Oklahoma corporation) and its subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company and its subsidiaries as of December 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 21, 1999

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





         /s/ Steven E. Moore                      /s/ James R. Hatfield
         Steven E. Moore                          James R. Hatfield
         Chairman of the Board, President         Vice President and Treasurer
           and Chief Executive Officer

Supplementary Data
------------------

Interim Consolidated Financial Information  (Unaudited)

         In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods:


Quarter ended (DOLLARS IN THOUSANDS EXCEPT                      Dec 31      Sep 30       Jun 30       Mar 31
PER SHARE DATA)
=============================================================================================================
Operating revenues.............................    1998      $ 265,207   $ 474,209    $ 336,017    $ 236,645
                                                   1997        264,053     417,612      282,147      227,878
                                                   1996        251,669     411,765      303,077      233,826
=============================================================================================================

Operating income...............................    1998      $  23,849   $ 118,266    $  58,321    $   9,787
                                                   1997         20,825     100,500       43,283       10,109
                                                   1996         18,002     101,098       47,356       10,893
=============================================================================================================

Income from operations of Enogex
  distributed to OGE Energy Corp...............    1998      $     ---   $     ---    $     ---    $     ---
                                                   1997            ---         ---          ---          ---
                                                   1996          3,900       3,740        4,322        4,501
=============================================================================================================

Net income (loss)..............................    1998      $  10,607   $ 105,931    $  45,879    $  (2,079)
                                                   1997          9,154      86,601       29,124       (3,885)
                                                   1996          7,301      90,165       35,328          538
=============================================================================================================

Earnings (loss) available for common...........    1998      $  10,607   $ 105,931    $  45,879    $  (2,812)
                                                   1997          8,583      86,030       28,553       (4,457)
                                                   1996          6,729      89,593       34,749          (41)
=============================================================================================================

Earnings (loss) per average common share.......    1998      $    0.26   $    2.62    $    1.14    $   (0.07)
                                                   1997           0.21        2.13         0.71        (0.11)
                                                   1996           0.17        2.22         0.86         0.00
=============================================================================================================

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
-------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT.
         ---------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Items 10, 11, 12 and 13 are omitted pursuant to General Instruction G of Form 10-K, since the Company's parent, OGE Energy Corp., filed copies of a definitive proxy statement with the Securities and Exchange Commission on or about March 29, 1999. Such proxy statement is incorporated herein by reference. In accordance with Instruction G of Form 10-K, the information required by Item 10 relating to Executive Officers has been included in Part I, Item 4, of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
----------------------------------------------------
         REPORTS ON FORM 8-K.
         -------------------

(A) 1. FINANCIAL STATEMENTS
---------------------------

         The following consolidated financial statements and supplementary data are included in Part II, Item 8 of this Report:

o        Consolidated Balance Sheets at December 31, 1998, 1997 and 1996

o Consolidated Statements of Income for the years ended December 31,1998, 1997 and 1996

o Consolidated Statements of Retained Earnings for the years ended December 31, 1998, 1997 and 1996

o        Consolidated  Statements of  Capitalization at  December 31, 1998, 1997
         and 1996

o Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

o        Notes to Consolidated Financial Statements

o        Report of Independent Public Accountants

o        Report of Management

              SUPPLEMENTARY DATA
              ------------------

o        Interim Consolidated Financial Information

2. FINANCIAL STATEMENT SCHEDULE (INCLUDED IN PART IV)                       PAGE
-----------------------------------------------------                       ----

    Schedule II - Valuation and Qualifying Accounts                          73

    Report of Independent Public Accountants                                  74

    Financial Data Schedule                                                   81

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

3.02     By-laws. (Filed as Exhibit 4.02 to Post-Effective
              Amendment No. Three to Registration Statement No.
              2-94973 and incorporated by reference herein)

4.01     Copy of Trust Indenture, dated October 1, 1995, from OG&E to
              Boatmen's First National Bank of Oklahoma, Trustee.
              (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.02     Copy of Supplemental  Trust Indenture No. 1, dated October 16,
              1995, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company's Form 8-K Report dated October 23, 1995, File No. 1-1097, and incorporated by reference herein)

4.03     Supplemental Indenture No.2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on July 17, 1997, File No. 1-1097, and incorporated by reference herein)

4.04     Supplemental Indenture No. 3, dated as of April 1, 1998,
              being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form
              8-K filed on April 16, 1998 (File No. 1-1097) and incorporated by reference herein)


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

10.07    Energy Corp.'s Stock Incentive Plan.

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

10.07    Energy Corp.'s Stock Incentive Plan.

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

10.12    Energy Corp.'s Annual Incentive Compensation Plan.

(B)  REPORTS ON FORM 8-K
------------------------

         Item 5. Other Events, dated April 16, 1998.

         Item 7. Exhibits, dated April 16, 1998.

         Item 5. Other Events, dated December 28, 1998.

         Item 7. Exhibits, dated December 28, 1998.

                        OKLAHOMA GAS AND ELECTRIC COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



               COLUMN A                   COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
                                           BALANCE         CHARGED TO       CHARGED TO                          BALANCE
                                          BEGINNING        COSTS AND          OTHER                             END OF
DESCRIPTION                                OF YEAR          EXPENSES         ACCOUNTS         DEDUCTIONS         YEAR
-----------                               ---------        ---------------------------        ----------       --------

  1998                                                                     (THOUSANDS)


Reserve for Uncollectible Accounts         $ 3,583          $11,507             -               $12,649         $ 2,441


  1997


Reserve for Uncollectible Accounts         $ 3,520          $ 7,297             -               $ 7,234         $ 3,583


  1996


Reserve for Uncollectible Accounts         $ 3,847          $ 6,571             -               $ 6,898         $ 3,520

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Oklahoma Gas and Electric Company:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Oklahoma Gas and Electric Company included in this Form 10-K, and have issued our report thereon dated January 21, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 69, Item 14 (a)
2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       / s / Arthur Andersen LLP
                                       Arthur Andersen LLP

Oklahoma City, Oklahoma,
January 21, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 26th day of March, 1999.

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


         Signature                         Title                       Date
-----------------------------     -----------------------         --------------
/ s / Steven E. Moore
Steven E. Moore                   Principal Executive
                                    Officer and Director;         March 26, 1999

/ s / James R. Hatfield
James R. Hatfield                 Principal Financial
                                    Officer.                      March 26, 1999
/ s / Donald R. Rowlett
Donald R. Rowlett                 Principal Accounting
                                    Officer.                      March 26, 1999

         Herbert H. Champlin          Director;

         Luke R. Corbett              Director;

         William E. Durrett           Director;

         Martha W. Griffin            Director;

         Hugh L. Hembree, III         Director;

         Robert Kelley                Director;

         Bill Swisher                 Director; and

         Ronald H. White, M.D.        Director.


/ s /  Steven E. Moore
By Steven E. Moore (attorney-in-fact)                             March 26, 1999

                                  EXHIBIT INDEX
                                  -------------

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

3.02     By-laws.  (Filed as Exhibit 4.02 to Post-Effective
              Amendment No. Three to Registration Statement No.
              2-94973 and incorporated by reference herein)

4.01     Copy of Trust Indenture dated October 1, 1995, from OG&E to
              Boatmen's First National Bank of Oklahoma, Trustee.
              (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.02     Copy of  Supplemental  Trust Indenture No. 1 dated October 16,
              1995, being a supplemental  instrument to Exhibit 4.01 hereto.
              (Filed as Exhibit 4.01 to the Company's  Form 8-K Report dated
              October 23, 1995, File No. 1-1097, and incorporated by reference herein)

4.03     Supplemental Indenture No. 2, dated as of July 1, 1997,
              being a supplemental instrument to Exhibit 4.01 hereto, (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on July 17, 1997, (File No. 1-1097) and incorporated by reference herein)

4.04     Supplemental Indenture No. 3, dated as of April 1, 1998,
              being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form
              8-K filed on April 16, 1998 (File No. 1-1097) and incorporated by reference herein)

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

10.07    Energy Corp.'s Stock Incentive Plan.

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