Form 10-Q
period 1999-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 1999-05-14
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

     There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of April 30, 1999, all of which were held by OGE Energy Corp.

================================================================================



                       OKLAHOMA GAS AND ELECTRIC COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        3 MONTHS ENDED
                                                                           MARCH 31

                                                                   1999             1998
                                                              --------------    --------------
                                                              (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:........................................   $     250,144     $     236,645
                                                              --------------    --------------
OPERATING EXPENSES:
  Fuel.....................................................          67,958            69,868
  Purchased power..........................................          59,124            56,325
  Other operation and maintenance..........................          55,109            62,165
  Depreciation.............................................          29,303            29,607
  Taxes other than income..................................          11,351            11,800
                                                              --------------    --------------
    Total operating expenses...............................         222,845           229,765
                                                              --------------    --------------
OPERATING INCOME...........................................          27,299             6,880
                                                              --------------    --------------

OTHER INCOME (EXPENSES):
  Interest charges.........................................         (11,296)          (11,978)
  Other, net...............................................            (304)              183
                                                              --------------    --------------
    Total other income (expenses)..........................         (11,600)          (11,795)
                                                              --------------    --------------
EARNINGS BEFORE INCOME TAXES...............................          15,699            (4,915)

PROVISION FOR INCOME TAXES.................................           5,510            (2,836)
                                                              --------------    --------------
NET INCOME (LOSS)..........................................          10,189            (2,079)

PREFERRED DIVIDEND REQUIREMENTS............................             ---               733
                                                              --------------    --------------
EARNINGS (LOSS) AVAILABLE FOR COMMON.......................   $      10,189     $      (2,812)
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)..............          40,379            40,379

EARNINGS (LOSS) PER AVERAGE COMMON SHARE...................   $        0.25     $       (0.07)
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       0.641     $       0.640

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                 BALANCE SHEETS
                                   (Unaudited)
                                                                             MARCH 31         DECEMBER 31
                                                                               1999               1998
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $         165      $          312
  Accounts receivable - customers, less reserve of $1,836 and
    $2,441, respectively........................................                 77,532              91,434
  Accrued unbilled revenues.....................................                 22,600              22,500
  Accounts receivable - other...................................                  5,389               7,723
  Fuel inventories, at LIFO cost................................                 54,565              47,081
  Materials and supplies, at average cost.......................                 26,671              25,894
  Prepayments and other.........................................                 15,189              28,641
  Accumulated deferred tax assets...............................                  7,099               6,889
                                                                          -------------      --------------
    Total current assets........................................                209,210             230,474
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 19,875              17,454
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................              3,690,518           3,674,732
  Construction work in progress.................................                 34,250              28,439
                                                                          -------------      --------------
    Total property, plant and equipment.........................              3,724,768           3,703,171
      Less accumulated depreciation.............................              1,756,503           1,727,472
                                                                          -------------      --------------
  Net property, plant and equipment.............................              1,968,265           1,975,699
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 14,900              15,000
  Income taxes recoverable - future rates.......................                 40,471              40,731
  Other.........................................................                 40,818              40,739
                                                                          -------------      --------------
    Total deferred charges......................................                 96,189              96,470
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,293,539      $    2,320,097
                                                                          =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - affiliates.................................          $      76,000      $       67,045
  Accounts payable..............................................                 43,740              45,536
  Customers' deposits...........................................                 24,126              23,984
  Accrued taxes.................................................                 10,842              18,932
  Accrued interest..............................................                 16,303              15,931
  Other.........................................................                 19,138              38,642
                                                                          -------------      --------------
    Total current liabilities...................................                190,149             210,070
                                                                          -------------      --------------
LONG-TERM DEBT..................................................                702,945             702,912
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 19,364              18,162
  Accumulated deferred income taxes.............................                457,549             462,886
  Accumulated deferred investment tax credits...................                 66,441              67,728
  Other.........................................................                 19,199               4,768
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                562,553             553,544
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................                512,446             512,446
  Retained earnings.............................................                325,446             341,125
                                                                          -------------      --------------
    Total stockholders' equity..................................                837,892             853,571
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $   2,293,539      $    2,320,097
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                  STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                                                                      3 MONTHS ENDED
                                                                                         MARCH 31
                                                                                  1999              1998
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)..................................................        $      10,189      $      (2,079)
  Adjustments to Reconcile Net Income (Loss) to Net Cash:
    Depreciation.....................................................               29,303             29,607
    Deferred income taxes and investment tax credits, net............               (6,372)            (1,262)
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................               13,902             15,109
      Accrued unbilled revenues......................................                 (100)             7,700
      Fuel, materials and supplies inventories.......................               (8,261)            (1,930)
      Accumulated deferred tax assets................................                 (210)               251
      Other current assets...........................................               15,786              1,228
      Accounts payable...............................................               (5,621)            44,888
      Accrued taxes..................................................               (8,090)            (8,164)
      Accrued interest...............................................                  372             (2,006)
      Other current liabilities......................................              (19,362)            (2,434)
    Other operating activities.......................................               15,541                 41
                                                                             --------------     --------------
        Net cash provided from operating activities..................               37,077             80,949
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (24,135)           (22,202)
                                                                             --------------     --------------
        Net cash used in investing activities........................              (24,135)           (22,202)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................                  ---            (25,000)
  Short-term debt, net...............................................               12,780             42,055
  Redemption of preferred stock......................................                  ---            (49,266)
  Cash dividends declared on preferred stock.........................                  ---               (733)
  Cash dividends declared on common stock............................              (25,869)           (25,856)
                                                                             --------------     --------------
        Net cash used in financing activities........................              (13,089)           (58,800)
                                                                             --------------     --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................                 (147)               (53)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                  312                228
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $         165      $         175
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................        $       9,195      $      13,283
    Income taxes.....................................................        $       3,681      $       9,908
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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and December 31, 1998, and the results of operations and the changes in cash flows for the periods ended March 31, 1999, and March 31, 1998, have been included and are of a normal recurring nature.

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2. In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company adopted this new standard effective January 1, 1999. Adoption of this new standard did not have a material impact on financial position or results of operations.

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities". Adoption of SFAS No. 133 is required for financial statements for periods beginning after June 15, 1999. The Company will adopt this new standard effective January 1, 2000, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operations.

4. In December 1998, the FASB Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and
     Risk Management Activities ("EITF Issue 98-10"). EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. The Company adopted this new Issue effective January 1, 1999. Adoption of this new Issue did not have a material impact on financial position or results of operations.

ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 1999 (the "current period"), and the Company's financial position as of March 31, 1999. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     Some matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; failure of companies that the Company does business with to be Year 2000 ready; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1998, including Exhibit 99.01 thereto, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

     On Monday, May 3, 1999, tornadoes and severe thunderstorms inflicted heavy damage to the power delivery system of the Company. At the peak of the storms that started Monday afternoon, 116,000 customers were estimated to have lost electricity. Authorities have estimated that as many as 10,000 homes and businesses were damaged by these storms. Although the Company is still assessing the damage, current estimates place the storm damage cost at approximately $12 million to $15 million, of which approximately 75 percent will be capitalized and 25 percent expensed.

     The damage sustained by the Company's power delivery system included numerous distribution poles and lines. The Company's power transmission system was also hard-hit. The storms knocked out more than 40 of the towers and high line systems that transmit electricity from the Company's power plants to the communities they serve. Despite this damage, the Company was quickly able to deliver power to all of its substations, some of which were also damaged.

EARNINGS

     The current period net income of $10.2 million represents an increase of $12.3 million. As explained below, the Company's increase in earnings was primarily attributable to higher revenues from increased sales to its electric customers ("system sales") and lower operating expenses. Earnings per average common share increased to $0.25 from a net loss per average common share of $0.07 in the prior period.

REVENUES

     Operating revenues increased $13.5 million or 5.7 percent. The increase in electric sales was primarily attributable to continued growth in the Company's electric service area. Kilowatt-hour system sales increased 4.0 percent in the current period. The increase in system sales was more than offset by a significant reduction in sales to other utilities and power marketers ("off-system sales"). However, off-system sales are generally priced at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

     Total operating expenses decreased $6.9 million or 3.0 percent due to decreased fuel cost and other operation and maintenance expenses.

     Fuel expense decreased $1.9 million or 2.7 percent in the current period. This decrease was primarily due to the availability of electricity for purchase at favorable prices and decreased generation levels, resulting from the significant reduction in off-system sales. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc., an affiliate of the Company, owns and operates a pipeline business that delivers natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs.

     Other operation and maintenance expense decreased $7.1 million or 11.4 percent, primarily due to reduced contract labor, employee benefit costs and miscellaneous corporate expenses.

     Purchased power costs increased $2.8 million or 5.0 percent primarily due to the availability of electricity at favorable prices.

     Interest charges decreased $0.7 million or 5.7 percent due to the redemption on April 21, 1998 of $87.5 million of long-term debt, refinanced at lower interest cost.

LIQUIDITY AND CAPITAL REQUIREMENTS


     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1999. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt. Capital expenditures for the current period of $24.1 million were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $147,000 during the three months ended March 31, 1999. The decrease reflects the Company's cash flow from operations, net of short-term debt, construction expenditures and dividend payments.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 1998 Form 10-K.


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

     In addition, as a part of the Company's three-year lease agreement for personal computers, all new personal computers are being issued with operating systems and application software that are Y2K ready. All existing personal computers will be upgraded with Y2K ready operating systems before the turn of the century. For embedded and plant operational systems, the Company has generally completed the evaluative process and is commencing corrective plans. In particular, the Company's Energy Management System ("EMS") that monitors transmission interconnections and automatically signals generation output changes, has been contracted for replacement in 1999. Equipment has been ordered and software is currently being configured.

     The Company is also participating in an "Electric System Readiness Assessment" program, which provides monthly reports to the Southwest Power Pool ("SPP") and the North American Electric Reliability Council ("NERC"). In April 1999, the Company also participated in a nationwide communication test as a part of the electric utility industry's Y2K readiness preparation. The purpose of the test was to determine how electric utilities would communicate with one another in the event of an interruption of standard communication systems. The ability to communicate would be important to coordinate the flow of electricity over the nation's electric grid. The overall success of the test is not yet known, however, communications in the SPP went smoothly with only minor problems noted. The responses from all participating companies are being compiled for an industry-wide status report to the Department of Energy ("DOE"). Also, in February 1999, the Company submitted contingency plans to the NERC and the SPP which will be used along with those of other participating companies to formulate a regional contingency plan.

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


RECENT REGULATORY MATTERS


     As previously reported, on February 13, 1998, The APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The Staff recommended a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Staff and the Company have reached a settlement for a $2.3 million annual rate reduction. The settlement is scheduled to be presented to the APSC on May 18, 1999. An order is anticipated in the near future.

     On April 8, 1999, lawmakers in Arkansas reached consensus on deregulation of the state's electric industry. On April 15, 1999, Senate Bill 791 was signed by the governor of Arkansas. Arkansas is the 18th state to pass a law calling for restructuring of the electric utility industry. The new law targets customer choice of electricity providers by January 1, 2002. The new law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the new law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require unbundled rates by July 1, 2000 for generation, transmission, distribution and customer service. If implemented as proposed, the new law will significantly affect the Company's future Arkansas operations. The Company's electric service area includes parts of western Arkansas, including Fort Smith, the second-largest metropolitan market in the state.

     As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997. Various amendments to the Act were enacted in 1998. The Company remains involved in the rulemaking process that will provide for customer choice in Oklahoma by July 1, 2002.

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1998 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no significant changes in the previously reported proceedings.

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


                                      OKLAHOMA GAS AND ELECTRIC COMPANY
                                                (Registrant)



                            By            /s/ Donald R. Rowlett
                              ---------------------------------------------
                                              Donald R. Rowlett
                                       Controller Corporate Accounting

                                     (On behalf of the registrant and in
                                  his capacity as Chief Accounting Officer)

May 14, 1999


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

27.01               Financial Data Schedule

