Form 10-Q
period 1999-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 1999-08-16
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

     There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of July 31, 1999.

================================================================================



                                                 OKLAHOMA GAS AND ELECTRIC COMPANY

                                                   PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                                       STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                       3 Months Ended                       6 Months Ended
                                                                          June 30                              June 30
                                                               -------------------------------    ----------------------------------
                                                                   1999             1998               1999               1998
                                                               -------------    --------------    ----------------   ---------------
                                                                                  (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES.........................................    $    314,102     $    336,017     $       564,246     $      572,662
                                                               -------------    -------------    ----------------    ---------------
OPERATING EXPENSES:
  Fuel.....................................................          85,698           88,922             153,656            158,790
  Purchased power..........................................          62,267           57,757             121,390            114,082
  Other operation and maintenance..........................          65,012           63,206             120,121            125,371
  Depreciation.............................................          29,553           29,321              58,856             58,928
  Taxes other than income..................................          10,875           10,925              22,227             22,725
                                                               -------------    -------------    ----------------    ---------------
    Total operating expenses...............................         253,405          250,131             476,250            479,896
                                                               -------------    -------------    ----------------    ---------------
OPERATING INCOME...........................................          60,697           85,886              87,996             92,766
                                                               -------------    -------------    ----------------    ---------------
OTHER INCOME (EXPENSES):
  Interest charges.........................................         (11,799)         (12,032)            (23,095)           (24,010)
  Other, net...............................................             770              703                 466                886
                                                               -------------    -------------    ----------------    ---------------
    Net other income (expenses)............................         (11,029)         (11,329)            (22,629)           (23,124)
                                                               -------------    -------------    ----------------    ---------------
EARNINGS BEFORE INCOME TAXES...............................          49,668           74,557              65,367             69,642

PROVISION FOR INCOME TAXES.................................          15,939           28,678              21,449             25,842
                                                               -------------    -------------    ----------------    ---------------
NET INCOME ................................................          33,729           45,879              43,918             43,800

PREFERRED DIVIDEND REQUIREMENTS............................               -                -                   -                733
                                                               -------------    -------------    ----------------    ---------------
EARNINGS AVAILABLE FOR COMMON..............................    $     33,729     $     45,879     $        43,918     $       43,067
                                                               =============    =============    ================    ===============
AVERAGE COMMON SHARES OUTSTANDING..........................          40,379           40,379              40,379             40,379

EARNINGS PER AVERAGE COMMON SHARE..........................    $       0.84     $       1.14     $          1.09    $          1.07
                                                               =============    =============    ================   ================
DIVIDENDS DECLARED PER SHARE...............................    $      0.641     $      0.665     $          1.28    $          1.31

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                 BALANCE SHEETS
                                   (Unaudited)
                                                                             JUNE 30          DECEMBER 31
                                                                               1999               1998
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $         177      $          312
  Accounts receivable - customers, less reserve of $2,200 and
    $2,441, respectively........................................                 88,935              91,434
  Accrued unbilled revenues.....................................                 59,000              22,500
  Accounts receivable - other...................................                 11,360               7,723
  Fuel inventories, at LIFO cost................................                 62,571              47,081
  Materials and supplies, at average cost.......................                 31,885              25,894
  Prepayments and other.........................................                 10,679              28,641
  Accumulated deferred tax assets...............................                  7,525               6,889
                                                                          -------------      --------------
    Total current assets........................................                272,132             230,474
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 19,637              17,454
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................              3,730,450           3,674,732
  Construction work in progress.................................                 20,383              28,439
                                                                          -------------      --------------
    Total property, plant and equipment.........................              3,750,833           3,703,171
      Less accumulated depreciation.............................              1,776,433           1,727,472
                                                                          -------------      --------------
  Net property, plant and equipment.............................              1,974,400           1,975,699
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 14,900              15,000
  Income taxes recoverable - future rates.......................                 40,211              40,731
  Other.........................................................                 37,823              40,739
                                                                          -------------      --------------
    Total deferred charges......................................                 92,934              96,470
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,359,103      $    2,320,097
                                                                          =============      ==============

CAPITALIZATION AND LIABILITIES
CURRENT LIABILITIES:
  Accounts payable - affiliates.................................          $     138,387      $       67,045
  Accounts payable..............................................                 33,294              45,536
  Customers' deposits...........................................                 23,879              23,984
  Accrued taxes.................................................                 19,264              18,932
  Accrued interest..............................................                 15,446              15,931
  Other.........................................................                 23,252              38,642
                                                                          -------------      --------------
    Total current liabilities...................................                253,522             210,070
                                                                          -------------      --------------
LONG-TERM DEBT..................................................                702,979             702,912
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 20,537              18,162
  Accumulated deferred income taxes.............................                452,436             462,886
  Accumulated deferred investment tax credits...................                 65,153              67,728
  Other.........................................................                 18,724               4,768
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                556,850             553,544
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................                512,446             512,446
  Retained earnings.............................................                333,306             341,125
                                                                          -------------      --------------
    Total stockholders' equity..................................                845,752             853,571
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $   2,359,103      $    2,320,097
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                  STATEMENTS OF
                                   CASH FLOWS
                                   (Unaudited)
                                                                                      6 MONTHS ENDED
                                                                                         JUNE 30
                                                                                  1999              1998
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................        $      43,918      $      43,800
  Adjustments to Reconcile Net Income to Net
  Cash Provided From Operating Activities:
    Depreciation.....................................................               58,856             58,928
    Deferred income taxes and investment tax credits, net............              (12,734)            (3,597)
  Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................                2,499            (29,434)
      Accrued unbilled revenues......................................              (36,500)           (24,200)
      Fuel, materials and supplies inventories.......................              (21,481)              (604)
      Accumulated deferred tax assets................................                 (636)              (135)
      Other current assets...........................................               14,325              6,261
      Accounts payable...............................................               (3,710)            39,597
      Accrued taxes..................................................                  332                417
      Accrued interest...............................................                 (485)            (2,411)
      Other current liabilities......................................              (15,495)             7,053
      Other operating activities.....................................               19,587             (2,711)
                                                                             --------------     --------------
        Net cash provided from operating activities..................               48,476             92,964
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (59,683)           (48,449)
                                                                             --------------     --------------
        Net cash used in investing activities........................              (59,683)           (48,449)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................                  ---           (112,500)
  Proceeds from long-term debt.......................................                  ---            100,000
  Short-term debt, net...............................................               62,810             71,964
  Redemption of preferred stock......................................                  ---            (49,266)
  Cash dividends declared on preferred stock.........................                  ---               (733)
  Cash dividends declared on common stock............................              (51,738)           (52,713)
                                                                             --------------     --------------
        Net cash provided by (used in) financing activities..........               11,072            (43,248)
                                                                             --------------     --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................                 (135)             1,267
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                  312                228
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $         177      $       1,495
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash Paid During The Period For:
    Interest (net of amount capitalized).............................        $      21,210      $      23,460
    Income taxes.....................................................        $      16,579      $      12,183
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

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                          NOTES TO FINANCIAL STATEMENTS

1. (Unaudited) The condensed financial statements included herein have been prepared by Oklahoma Gas and Electric Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and December 31, 1998, and the results of operations and the changes in cash flows for the periods ended June 30, 1999, and June 30, 1998, have been included and are of a normal recurring nature.

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133". Adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. The Company will adopt this new standard effective January 1, 2001, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operation.

ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and six months ended June 30, 1999 (respectively, the "current periods"), and the financial position as of June 30, 1999, of the Company. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results.

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

EARNINGS

     Net income decreased $12.2 million or 26.5 percent in the three months ended June 30, 1999. For the six months ended June 30, 1999, net income increased $0.1 million or 0.3 percent. As explained below, the Company's decrease in earnings for the three months ending June 30, 1999, was primarily attributable to lower revenues due to decreased sales to Company customers ("system sales") due to cooler weather in the Company electric service area and lower revenues from sales to other utilities and power marketers ("off-system sales"). For the six months ending June 30, 1999, the Company's increase in earnings reflects lower operating expenses and taxes that offset lower revenues from system sales and off-system sales. Earnings per average common share decreased from $1.14 to $0.84 and increased from $1.07 to $1.09 in the current periods.

REVENUES

     Operating revenues decreased $21.9 million or 6.5 percent and $8.4 million or 1.5 percent in the current periods. The decrease in electric sales were primarily attributable to cooler weather in the Company's electric service area and a significant reduction in off-system sales. Kilowatt-hour system sales decreased 5.1 percent in the three months ended June 30, 1999, due to cooler weather. In the six months ended June 30, 1999, continued growth in the Company's electric service area offset the effects of the unfavorable weather, resulting in an increase in kilowatt-hour system sales of 0.7 percent. Kilowatt-hour off-system sales decreased 50.0 percent and 73.1 percent in the current periods. However, off-system sales are generally priced at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

     Total operating expenses increased $3.3 million or 1.3 percent in the three months ended June 30, 1999. This increase was primarily due to purchased power and other operation and maintenance. The increase was partially offset by lower fuel expense.

     In the six months ended June 30, 1999, total operating expenses decreased $3.6 million or 0.8 percent due to lower other operation and maintenance and fuel expenses. This decrease was partially offset by an increase in purchased power.

     Purchased power costs increased $4.5 million or 7.8 percent and $7.3 million or 6.4 percent primarily due to the availability of electricity at favorable prices.

     Other operation and maintenance increased $1.8 million or 2.9 percent and decreased $5.3 million or 4.2 percent. The $5.3 million decrease in the six months ended June 30, 1999, was due to miscellaneous corporate expenses. This decrease was partially offset by expenses associated with tornadoes and severe thunderstorms that inflicted heavy damage to the Company's power supply, transmission and delivery systems on May 3, 1999. As previously reported, the Company has estimated a total storm cost of approximately $15 million of which approximately 25 percent will be expensed and the remainder capitalized.

     Fuel expense decreased $3.2 million or 3.6 percent and $5.1 million or 3.2 percent in the current periods primarily due to decreased generation levels, resulting from unfavorable weather in the Company's electric service area and the significant reduction in off-system sales. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. ("Enogex"), an affiliate of the Company, owns and operates a pipeline business that delivers natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs.

LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1999. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt and sinking fund obligations. Capital expenditures of $59.7 million for the six months ended June 30, 1999 were financed with internally generated funds and short-term borrowings.

     The Company's capital structure and cash flow remained strong throughout the current periods. The Company's combined cash and cash equivalents decreased approximately $135,000 during the six months ended June 30, 1999. The decrease reflects the Company's cash flow from operations and short-term debt, offset by construction expenditures and dividend payments.

     In August 1999, Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's") downgraded the debt ratings of the Company. S&P changed the Company's corporate credit rating and senior unsecured debt ratings from "AA-" to "A+". Moody's changed the Company's senior unsecured debt ratings from "Aa3" to "A1". These ratings reflect the views of S&P and Moody's, and an explanation of the significance of these ratings may be obtained from S&P and Moody's. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarter ended March 31, 1999 and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 1998 Form 10-K.

THE YEAR 2000 ISSUE

     There has been a great deal of publicity about the Year 2000 ("Y2K") and the possible problems that information technology systems may suffer as a result. The Y2K problem originated with the early development of computerized business applications. To save then-expensive storage space, reduce the complexity of calculations and yield better system performance, programmers and developers used a two-digit date scheme to represent the year (i.e., "72" for "1972"). This two-digit date scheme was used well into the 1980s and 1990s in traditional computer hardware such as mainframe systems, desktop personal computers and network servers, in customized software systems, off-the-shelf applications and operating systems, as well as in embedded systems ("chips") in everything from elevators to industrial plants to consumer products. As the Year 2000 approaches, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems, including those of the Company, its customers, suppliers, business partners and neighboring utilities to process critical financial and operational information incorrectly, if they are not Year 2000 ready. A failure to identify and correct any such processing problems prior to January 1, 2000 could result in material operational and financial risks if the affected systems either cease to function or produce erroneous data. Such risks are described in more detail below, but could include an inability to operate OG&E's generating plants, disruptions in the operation of its transmission and distribution system and an inability to access interconnections with the systems of neighboring utilities.

     After the Company's mainframe conversion in 1994, some 300 programs were identified as having date sensitive code. All of these programs have since been corrected or replaced by Y2K ready packaged applications.

     The Company continues to address the Y2K issues in an aggressive manner. This is reflected by the January 1, 1997 implementation throughout the Company of SAP Enterprise Software, which is Y2K ready, for the financial systems. The SAP installation significantly reduced the potential risks in our older computer systems. The Company is making significant progress towards the full implementation of the enterprise-wide software system for customer systems. A portion of our customer base began to be phased in to the new system in June of 1999. In addition to significantly reducing the potential risks of its current customer systems, the Company is set to streamline work processes in customer service and power delivery by integrating separate systems into a single system using the enterprise-wide software system. This new single system will also provide for a more flexible automated billing system and enhancements in handling customer service orders, energy outage incidents and customer services.

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

STATE OF READINESS

     The Company has completed the internal inventory and assessment (Phase I) of the Year 2000 plan. Follow-up vendor surveys are being sent to vendors that have not responded to our original requests for information (Phase II). Remediation is complete for systems essential to generate and deliver electricity to our customers. Even though contingency planning is a normal part of our business, plans are being updated and finalized to include specific activities with regard to Y2K issues (Phase III).

     In addition, as a part of the Company's three-year lease agreement for personal computers, all new personal computers are being issued with operating systems and application software that are Y2K ready. All existing personal computers have been upgraded with Y2K ready operating systems. For embedded and plant operational systems, the Company has completed the corrective process. The
Company's   Energy   Management   System  ("EMS")  that
monitors transmission interconnections and automatically signals generation output changes was replaced in 1999. Software has been configured and new equipment is installed and operational.

     The Company participated in the "Y2K Electric System Readiness Assessment" program, which provides monthly reports to the Southwest Power Pool ("SPP") and the North American Electric Reliability Council ("NERC"). In February 1999, the Company submitted contingency plans to the NERC and the SPP which will be used along with those of other participating companies to formulate a regional contingency plan. In April 1999, the Company also participated in a nationwide communications drill as a part of the electric utility industry's Y2K readiness preparation. The purpose of the drill was to determine how electric utilities would communicate with one another in the event of an interruption of standard communication systems. The ability to communicate would be important to coordinate the flow of electricity over the nation's electric grid. The drill was successful overall and communications in the SPP went smoothly with only minor problems noted. On June 28, 1999, the Company reported to the NERC that its essential systems used to produce and deliver electricity were ready for the year 2000. The responses from all participating companies are being compiled for an industry-wide status report to the Department of Energy ("DOE"). Also, the Company plans to participate in the September 9, 1999, NERC drill.

COSTS OF YEAR 2000 ISSUES

     As described above, with the mainframe conversion, the enterprise software installations and the EMS replacement, a number of Y2K issues were addressed as part of the Company's normal course upgrades to the information technology systems. These upgrades were already contemplated and provided additional benefits or efficiencies beyond the Year 2000 aspect. Since 1995 the Company has spent in excess of $36 million on the mainframe conversion, the initial financial enterprise software systems, the customer care enterprise software installations to-date and the EMS replacement. The Company expects to spend slightly less than $5 million in 1999. These costs represent estimates, however, and there can be no assurance that actual costs associated with the Company's Y2K issues will not be higher.

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

RECENT REGULATORY MATTERS

     On July 15, 1999, the Company filed with the OCC for approval of a performance-based ratemaking plan that could lower rates for the Company's Oklahoma customers by $83 million during the transition to deregulated customer choice in mid-2002. The Company is the first utility in Oklahoma and among the first in the nation to seek approval of such a plan.

     Under the proposed performance-based ratemaking plan, the Company's rates would be lowered by $29 million a year compared to June 1999 rates, resulting in $83 million in savings for customers during the 30-month period ending July 1, 2002. The rates would be fixed and guaranteed. This would be accomplished, in part, through the elimination of the Company's current fuel adjustment clause through which increases and decreases in fuel costs are passed on to customers. The risk of higher prices for the coal and natural gas used in generating electricity would then shift from the customer to the Company.

     Another key component of the proposed performance-based ratemaking plan is a service quality incentive mechanism, pursuant to which the Company's performance will be measured against its own benchmarks and recognized utility industry standards. These measurements will then be used in a financial reward/penalty program to promote continued reliability in the Company's electric system, high levels of customer satisfaction and employee safety.

     The Company believes that the lower electric rates would be made possible in part, by a reduction in the cost of transporting natural gas to its power plants. Under the proposal, Enogex would remain the Company's natural gas transporter at an annual rate of $25 million, down from the current $41 million rate. Other provisions of the proposed performance-based ratemaking plan include termination of the generation efficiency performance rider and the termination of the Company's rider for off-system electricity sales. In Oklahoma, profits from off-system sales are shared equally between customers and shareowners. The Company believes termination of this rider is consistent with providing customers fixed rates, and would allow the Company to benefit from effectively managing its business.

     If   approved   by  the   OCC,   the  key   provisions   of  the   proposed
performance-based ratemaking plan will go into effect on January 1, 2000.

     As previously reported, on February 13, 1998, The APSC staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The Staff recommended a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Staff and the Company have reached a settlement for a $2.3 million annual rate reduction. The settlement was presented to the APSC on May 18, 1999. The APSC issued an order approving the settlement on August 6, 1999.

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

     United States of America, ex rel., Jack J. Grynberg v. Enogex Inc., Enogex Services Corporation and Oklahoma Gas & Electric Company. In the United States District Court for the Western District of Oklahoma Case No. CIV-97-1010-L. On June 15, 1999, the Company was served with Plaintiff's Complaint. Plaintiff's action is a qui tam action under the False Claims Act. Plaintiff, Jack J.
Grynberg, as individual Relator on behalf of the United States Government, alleges: (1) each of the named Defendants have improperly and intentionally mismeasured gas (both volume and BTU content) purchased from federal and Indian lands which have resulted in the under-reporting and underpayment of gas royalties owed to the Federal Government; (2) certain provisions generally found in gas purchase contracts are improper; (3) transactions by affiliated companies are not arms-length; (4) excess processing cost deduction; and (5) failure to account for production separated out as a result of gas processing. Grynberg seeks the following damages: (a) additional royalties which he claims should have been paid to the Federal Government, some percentage of which Grynberg, as Relator, may be entitled to recover; (b) treble damages; (c) civil penalties;
(d) an order requiring Defendants to measure gas the way Grynberg contends is the better way to do so; and (e) interest costs and attorneys' fees. Plaintiff has filed over 70 other cases naming over 300 other defendants in various Federal Courts across the country containing nearly identical allegations.

     In qui tam actions, the United States government can intervene and take over such actions from the Relator. The Department of Justice, on behalf of the United States government, has decided not to intervene in this action or any of the other "Grynberg qui tam actions."

     There are currently pending before the court various motions filed by the parties. At this time, the Company cannot predict the ultimate outcome of this proceeding, but the Company does not believe this matter will have a material adverse impact on the Company's financial position or results of operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   The Company's Annual Meeting of Shareowners was held on May 27, 1999.

     (b)   Not applicable.

     (c) The matters voted upon and the results of the voting at the Annual Meeting were as follows:

             (1) The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                      Herbert H. Champlin - 40,378,745 votes for election and no votes withheld

                      Martha W. Griffin - 40,378,745 votes for election and no votes withheld

                      Ronald H. White - 40,378,745 votes for election and no votes withheld

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


                                           OKLAHOMA GAS AND ELECTRIC COMPANY
                                                     (Registrant)



                                    By          /s/ Donald R. Rowlett
                                      ------------------------------------------
                                                    Donald R. Rowlett
                                            Controller Corporate Accounting

                                          (On behalf of the registrant and in
                                       his capacity as Chief Accounting Officer)

August 13, 1999


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

27.01               Financial Data Schedule

