Form 10-Q
period 1999-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 1999-11-15
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

     There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of October 31, 1999.

================================================================================



                                                 OKLAHOMA GAS AND ELECTRIC COMPANY

                                                   PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                                       STATEMENTS OF INCOME
                                                            (UNAUDITED)

                                                                       3 MONTHS ENDED                       9 MONTHS ENDED
                                                                        SEPTEMBER 30                         SEPTEMBER 30
                                                               -------------------------------    ----------------------------------
                                                                   1999             1998               1999               1998
                                                               -------------    --------------    ----------------   ---------------
                                                                                  (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES.........................................    $    464,982     $    474,209     $     1,029,228     $    1,046,871
                                                               -------------    -------------    ----------------    ---------------
OPERATING EXPENSES:
  Fuel.....................................................         125,886          120,188             279,542            278,978
  Purchased power..........................................          69,117           65,107             190,507            179,189
  Other operation and maintenance..........................          65,101           56,688             185,222            182,058
  Depreciation.............................................          30,118           28,390              88,974             87,317
  Taxes other than income..................................          11,492           10,141              33,719             32,866
                                                               -------------    -------------    ----------------    ---------------
    Total operating expenses...............................         301,714          280,514             777,964            760,408
                                                               -------------    -------------    ----------------    ---------------
OPERATING INCOME...........................................         163,268          193,695             251,264            286,463
                                                               -------------    -------------    ----------------    ---------------
OTHER INCOME (EXPENSES):
  Interest charges.........................................         (11,253)         (11,633)            (34,347)           (35,644)
  Other, net...............................................            (290)            (868)                176                 18
                                                               -------------    -------------    ----------------    ---------------
    Net other income (expenses)............................         (11,543)         (12,501)            (34,171)           (35,626)
                                                               -------------    -------------    ----------------    ---------------
EARNINGS BEFORE INCOME TAXES...............................         151,725          181,194             217,093            250,837

PROVISION FOR INCOME TAXES.................................          63,972           75,263              85,421            101,106
                                                               -------------    -------------    ----------------    ---------------
NET INCOME ................................................          87,753          105,931             131,672            149,731

PREFERRED DIVIDEND REQUIREMENTS............................               -                -                   -                733
                                                               -------------    -------------    ----------------    ---------------
EARNINGS AVAILABLE FOR COMMON..............................    $     87,753     $    105,931     $       131,672     $      148,998
                                                               =============    =============    ================    ===============
AVERAGE COMMON SHARES OUTSTANDING (thousands)..............          40,379           40,379              40,379             40,379

EARNINGS PER AVERAGE COMMON SHARE..........................    $       2.17     $       2.62     $          3.26    $          3.69
                                                               =============    =============    ================   ================
DIVIDENDS DECLARED PER SHARE...............................    $      0.641     $      1.953     $         1.922    $         3.258

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                                           SEPTEMBER 30       DECEMBER 31
                                                                               1999               1998
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $         252      $          312
  Accounts receivable - customers, less reserve of $3,393 and
    $2,441, respectively........................................                152,141              91,434
  Accrued unbilled revenues.....................................                 47,100              22,500
  Accounts receivable - other...................................                  8,864               7,723
  Fuel inventories, at LIFO cost................................                 64,312              47,081
  Materials and supplies, at average cost.......................                 29,535              25,894
  Prepayments and other.........................................                 15,323              28,641
  Accumulated deferred tax assets...............................                  7,454               6,889
                                                                          -------------      --------------
    Total current assets........................................                324,981             230,474
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 19,721              17,454
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................              3,737,861           3,674,732
  Construction work in progress.................................                 15,077              28,439
                                                                          -------------      --------------
    Total property, plant and equipment.........................              3,752,938           3,703,171
      Less accumulated depreciation.............................              1,786,859           1,727,472
                                                                          -------------      --------------
  Net property, plant and equipment.............................              1,966,079           1,975,699
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 14,900              15,000
  Income taxes recoverable - future rates.......................                 39,952              40,731
  Other.........................................................                 38,013              40,739
                                                                          -------------      --------------
    Total deferred charges......................................                 92,865              96,470
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,403,646      $    2,320,097
                                                                          =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - affiliates.................................          $     124,177      $       67,045
  Accounts payable..............................................                 32,498              45,536
  Customers' deposits...........................................                 22,130              23,984
  Accrued taxes.................................................                 28,462              18,932
  Accrued interest..............................................                 15,720              15,931
  Other.........................................................                 21,388              38,642
                                                                          -------------      --------------
    Total current liabilities...................................                244,375             210,070
                                                                          -------------      --------------
LONG-TERM DEBT..................................................                703,012             702,912
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 15,612              18,162
  Accumulated deferred income taxes.............................                453,541             462,886
  Accumulated deferred investment tax credits...................                 63,866              67,728
  Other.........................................................                 15,603               4,768
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                548,622             553,544
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................                512,446             512,446
  Retained earnings.............................................                395,191             341,125
                                                                          -------------      --------------
    Total stockholders' equity..................................                907,637             853,571
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $   2,403,646      $    2,320,097
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                  STATEMENTS OF
                                   CASH FLOWS
                                   (UNAUDITED)
                                                                                      9 MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                  1999              1998
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................        $     131,672      $     149,731
  Adjustments to Reconcile Net Income to Net Cash:
    Depreciation and amortization....................................               88,974             87,317
    Deferred income taxes and investment tax credits, net............              (12,382)             6,442
  Change in Certain Current Assets and Liabilities:
    Accounts receivable - customers..................................              (60,707)           (63,798)
    Accrued unbilled revenues........................................              (24,600)            (9,700)
    Fuel, materials and supplies inventories.........................              (20,872)             8,261
    Accumulated deferred tax assets..................................                 (565)              (260)
    Other current assets.............................................               12,177             (3,136)
    Accounts payable.................................................               43,853             99,401
    Accrued taxes....................................................                9,530              9,184
    Accrued interest.................................................                 (211)              (844)
    Other current liabilities........................................              (19,108)              (238)
    Other operating activities.......................................               12,206            (13,744)
                                                                             --------------     --------------
      Net cash provided by operating activities......................              159,967            268,616
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (82,661)           (74,508)
                                                                             --------------     --------------
      Net cash used in investing activities..........................              (82,661)           (74,508)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.......................................                    -           (112,500)
  Proceeds from long-term debt.......................................                    -            100,000
  Short-term debt, net...............................................                  241                  -
  Redemption of preferred stock......................................                    -            (49,266)
  Cash dividends declared on preferred stock.........................                    -               (733)
  Cash dividends declared on common stock............................              (77,607)          (131,569)
                                                                             --------------     --------------
      Net cash used in financing activities..........................              (77,366)          (194,068)
                                                                             --------------     --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................                  (60)                40
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                  312                228
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $         252      $         268
                                                                             ==============     ==============
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................        $      30,716      $      32,871
    Income taxes.....................................................        $      36,557      $      42,876
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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and December 31, 1998, and the results of operations and the changes in cash flows for the periods ended September 30, 1999, and September 30, 1998, have been included and are of a normal recurring nature.

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

2. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". Adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. The Company will adopt this new standard effective January 1, 2001, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operation.

ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three and nine months ended September 30, 1999 (respectively, the "current periods"), and the Company's financial position as of September 30, 1999. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results.

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

EARNINGS

     Net income  decreased  $18.2  million or 17.2 percent and $18.1  million or
12.1 percent in the current periods. As explained below, the Company's decrease in earnings for the three months ending September 30, 1999, was primarily attributable to lower revenues from sales to Company customers ("system sales") due to cooler weather in the Company electric service area, lower other electric revenues and lower recoveries under the Generation Efficiency Performance Rider ("GEP Rider"). This decrease was partially offset by higher margin sales to other utilities and power marketers ("off-system sales"). For the nine months ending September 30, 1999, the Company's decrease in earnings reflect lower revenues from both system sales and off-system sales and lower recoveries under the GEP Rider.

REVENUES

     Operating revenues decreased $9.2 million or 2.0 percent and $17.6 million or 1.7 percent in the current periods. Cooler weather in the Company's electric service area, lower other electric revenues and lower recoveries under the GEP Rider resulted in reduced revenues for the three months ending September 30, 1999. The cooler weather resulted in a 2.4 percent reduction in kilowatt-hour system sales. The Company's off-system kilowatt-hour sales also decreased 3.0 percent. However, significantly higher margin sales resulted in increased revenues of $10.3 million from off-system sales, which only partially offset the other reductions in electric operating revenues. For the nine months ending September 30, 1999, cooler weather, decreased system and off-system sales and lower recoveries under the GEP Rider resulted in reduced revenues of $17.6 million or 1.7 percent. The cooler weather resulted in a 1.5 percent reduction in kilowatt-hour system sales and a 54.4 percent reduction in off-system kilowatt-hour sales. See "Recent Regulatory Matters" for a discussion of the GEP Rider.

EXPENSES

     Total operating expenses increased $21.2 million or 7.6 percent and $17.6 million or 2.3 percent in the current periods due to increased other operation and maintenance costs, purchased power and fuel expense.

     Other operation and maintenance increased $8.4 million or 14.8 percent and $3.2 million or 1.7 percent in the current periods primarily due to expenses associated with tornadoes and severe thunderstorms that inflicted heavy damage to the Company's power supply, transmission and delivery systems on May 3, 1999.

     Purchased power costs increased $4.0 million or 6.2 percent and $11.3 million or 6.3 percent primarily due to the availability of electricity at favorable prices.

     Fuel expense increased $5.7 million or 4.7 percent and $0.5 million or 0.2 percent in the current periods due to higher costs associated with the increased use of natural gas in the production of electricity. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. ("Enogex"), an affiliate of the Company, owns and operates a pipeline business that delivers natural gas to the Company's electric generating stations. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs. See "Recent Regulatory Matters."

LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company meets its cash needs through internally generated funds, permanent financing and short-term borrowings. Internally generated funds and short-term borrowings are expected to meet virtually all of the Company's capital requirements through the remainder of 1999. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and, to some extent, to satisfy maturing debt. Capital expenditures of $82.7 million for the nine months ended September 30, 1999, were financed with internally generated funds.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents position remained constant during the nine months ended September 30, 1999, reflecting the Company's cash flow from operations and short-term debt, offset by the construction expenditures and dividend payments.

     On July 1, 1999, Enogex completed its previously announced acquisition of Transok LLC and its subsidiaries ("Transok"), a gatherer, processor and transporter of natural gas in Oklahoma and Texas. Enogex purchased Transok from Tejas Energy LLC of Houston, an affiliate of Shell Oil Company, for $710.3 million, which includes assumption of $173 million of long-term debt. Certain security ratings of the Company were lowered by rating agencies primarily due to Enogex's debt incurred to finance the acquisition of Transok. In August 1999, Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's") downgraded the debt ratings of the Company. S&P changed the Company's corporate credit rating and senior unsecured debt ratings from "AA-" to "A+". Moody's changed the Company's senior unsecured debt ratings from "Aa3" to "A1". These ratings reflect the views of S&P and Moody's, and an explanation of the significance of these ratings may be obtained from S&P and Moody's. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating agency.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, to
Item 5 - "Other Information" in the Company's Form 10-Q for the quarter ended March 31, 1999 and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 1998 Form 10-K.

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

     The Company continues to address the Y2K issues in an aggressive manner. This is reflected by the January 1, 1997 implementation throughout the Company of SAP Enterprise Software, which is Y2K ready, for the financial systems. The SAP installation significantly reduced the potential risks in our older computer systems. In June 1999, the Company also completed the full implementation of the enterprise-wide software system for customer systems. A portion of our customer base began to be phased in to the new system in June of 1999. In addition to significantly reducing the potential risks of its current customer systems, the Company is set to streamline work processes in customer service and power delivery by integrating separate systems into a single system using the enterprise-wide software system. This new single system will also provide for a more flexible automated billing system and enhancements in handling customer service orders, energy outage incidents and customer services.

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

STATE OF READINESS

     The Company has completed the internal inventory and assessment (Phase I) of the Year 2000 plan. Follow-up vendor requests for information on their status has been received, documented and filed (Phase II). Remediation is complete for systems essential to generate and deliver electricity to our customers. Even though contingency planning is a normal part of our business, plans are being updated and finalized to include specific activities with regard to Y2K issues (Phase III).

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

     The Company participated in the "Y2K Electric System Readiness Assessment" program, which provides monthly reports to the Southwest Power Pool ("SPP") and the North American Electric Reliability Council ("NERC"). In February 1999, the Company submitted contingency plans to the NERC and the SPP, which will be used along with those of other participating companies to formulate a regional contingency plan. In April 1999, the Company also participated in a nationwide communications drill as a part of the electric utility industry's Y2K readiness preparation. The purpose of the drill was to determine how electric utilities would communicate with one another in the event of an interruption of standard communication systems. The ability to communicate would be important to coordinate the flow of electricity over the nation's electric grid. The drill was successful overall and communications in the SPP went smoothly with only minor problems noted. On June 28, 1999, the Company reported to the NERC that its essential systems used to produce and deliver electricity were ready for the year 2000. The responses from all participating companies are being compiled for an industry-wide status report to the Department of Energy ("DOE"). Also, the Company participated in the NERC tests on September 8, 1999, and September 9, 1999, which simulated the exercise of operating, communications, administrative and contingency plans for the Y2K transition. The drill was successful with respect to the Company's operations.

COSTS OF YEAR 2000 ISSUES

     As described above, with the mainframe conversion, the enterprise software installations and the EMS replacement, a number of Y2K issues were addressed as part of the Company's normal course upgrades to the information technology systems. These upgrades were already contemplated and provided additional benefits or efficiencies beyond the Year 2000 aspect. Since 1995, the Company has spent in excess of $36 million on the mainframe conversion, the initial financial enterprise software systems, the customer care enterprise software installations to-date and the EMS replacement. The Company expects to spend slightly less than $5 million in 1999. These costs represent estimates, however, there can be no assurance that actual costs associated with the Company's Y2K issues will not be higher.

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

     Under the proposed performance-based ratemaking plan, the Company's rates would be initially lowered by an estimated $29 million a year compared to June 1999 rates, and then would remain fixed at such rate during the 30-month period ending July 1, 2002. This would be accomplished, in part, through the elimination of the Company's GEP Rider and current fuel adjustment clause through which increases and decreases in fuel costs are passed on to customers. The risk of higher prices for the coal and natural gas used in generating electricity would then shift from the customer to the Company.

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

     The Company believes that the lower electric rates would be made possible in part, by a reduction in the cost of transporting natural gas to its power plants. Under the proposal, Enogex would remain the Company's natural gas transporter at an annual rate of $25 million, down from the current $41 million rate. Other provisions of the proposed performance-based ratemaking plan include termination of the GEP Rider and the termination of the Company's rider for off-system electricity sales. In Oklahoma, profits from off-system sales are shared equally between customers and shareowners. The Company believes termination of this rider is consistent with providing customers fixed rates and would allow the Company to benefit from effectively managing its business.

     On October 13, 1999, the OCC approved a procedural scheduling order for consideration by year-end of the Company's proposed performance-based ratemaking plan. Under the order approved by the OCC, testimony and discovery deadlines are scheduled to conclude in November, with the case to be submitted to an administrative law judge in early December, followed by a hearing before the OCC on December 17, 1999. If approved by the OCC, the key provisions of the proposed performance-based ratemaking plan will go into effect on January 1, 2000.

     As previously reported, the OCC's order on February 11, 1997 established the GEP Rider. The GEP Rider is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel is less than
96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeds 103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that amount from Oklahoma customers.

     The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For the twelve months ended June 30, 1999, the GEP Rider positively impacted revenues by $30 million or approximately $0.45 per share. The GEP Rider was revised July 1, 1999, by lowering the anticipated amount to be recovered under the rider during 1999 by approximately $10 million (or approximately $0.15 per share) from 1998. The new GEP Rider is estimated to positively impact revenue by $20 million or approximately $0.30 per share in 1999.

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

     As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997. Various amendments to the Act were enacted in 1998. The Company remains involved in the legislative and rulemaking process that is scheduled to provide for customer choice in Oklahoma by July 1, 2002.

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1998 Form 10-K and to Part II,
Item 1 of the Company's Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 for a description of certain legal proceedings presently pending. Except as described below, there are no new significant cases to report against the Company and there have been no significant changes in the previously reported proceedings.

     1. As previously reported in the Company's 1998 Form 10-K, an employee of the Company filed a lawsuit in the state court on July 8, 1994, against the Company in connection with the Company's 1994 voluntary early retirement program. The case was removed to the U.S. District Court in Tulsa, Oklahoma. On August 23, 1994, the trial court granted the Company's Motion to Dismiss Plaintiff's Complaint in its entirety. On September 12, 1994, Plaintiff, along with two other Plaintiffs, filed an Amended Complaint alleging substantially the same allegations, which were in the original complaint. The action was filed as a class action, but no motion to certify a class was ever filed. Plaintiff's wanted credit, for retirement purposes, for years they worked prior to a pre-ERISA (1974) break in service. They alleged violations of ERISA, the Veterans Reemployment Act, Title VII, and the Age Discrimination in Employment Act. State law claims, including one for intentional infliction of emotional distress, were also alleged.

     On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgement on January 18, 1996. On September 8, 1997, the United States Magistrate Judge recommended that the Defendant's motions to dismiss and for summary judgement should be granted and that the case be dismissed in its entirety and judgement entered for the Company. The United States District Judge accepted the recommendation of the Magistrate and entered judgement for the Company. Plaintiffs filed an appeal with the Tenth Circuit Court of Appeals. In August 1999, the Tenth Circuit affirmed in all respects the District Courts' decision dismissing Plaintiff's case and entering judgement for the Company. Since the Plaintiffs have failed to file a timely writ of certiorari to the U.S. Supreme Court, the Company considers this case closed.

     2. Reference is made to "Item 1. Legal Proceedings" of Part II of the Company's Form 10-Q for the quarter ended June 30, 1999, for a description of the qui tam cases brought by Jack J. Gynberg against the Company, Enogex, subsidiaries of Enogex and more than 300 other entities. On October 20, 1999, the Multi District Litigation Panel (MDL Panel) entered its order consolidating all the listed Gynberg qui tam cases in the United States District Court of Wyoming before the Honorable Judge William Downes. On November 4, 1999, the same MDL Panel entered its Order indicating the listed Gynberg qui tam tag-along cases would also be considered in the United States District Court of Wyoming before Judge Downes.

     On September 23, 1999, Quinque Operating Company, on behalf of itself and others, filed an amended class action petition alleging, among other things, mismeasurement of gas volume and BTU content by approximately 200 defendants, including the Company, Enogex and two subsidiaries of Enogex, including Transok. Specifically, Plaintiffs are seeking to certify the action as a class action and allege breach of contract, negligent or intentional misrepresentation, civil conspiracy and fraud. Plaintiffs seek actual and treble damages, punitive damages, and an injunction to prevent mismeasurement in the future. Their prayer for actual damages is in excess of $75,000 and includes punitive damages. On October 5, 1999, notice was filed with the MDL Panel that this matter involved the same measurement issues and was a potential tag-along to the Gynberg matter. Plaintiffs opposed the MDL Panel transfer on October 15. The MDL Panel has not yet entered an order concerning whether this will be treated as a tag-along case to the Gynberg lawsuit.

     Due to early stages of these lawsuits, the Company cannot predict the ultimate outcome of either the Gynberg or Quinque actions, but at the present time, the Company believes that neither lawsuit will have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            27.01 - Financial Data Schedule.

     (b)  Reports on Form 8-K

            (1)  Item 5.  Other Events, dated July 8, 1999.
            (2)  Item 5.  Other Events, dated July 16, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OKLAHOMA GAS AND ELECTRIC COMPANY
                                                    (Registrant)



                                       By       /s/ Donald R. Rowlett
                                         ---------------------------------------
                                                    Donald R. Rowlett
                                            Controller Corporate Accounting

                                          (On behalf of the registrant and in
                                       his capacity as Chief Accounting Officer)

November 15, 1999