Form 10-K
period 1999-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 2000-03-27
CIK 74145

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 1999        Commission File Number 1-1097

        Oklahoma Gas and Electric Company meets the conditions set forth in general instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by general instruction I (2).

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of February 29, 2000, the number of outstanding shares of the Registrant's common stock, par value $2.50 per share, was 40,378,745 all of which were held by OGE Energy Corp. There were no other shares of capital stock of the Registrant outstanding at such date.

        Documents incorporated by reference:  None

================================================================================

                                TABLE OF CONTENTS
ITEM                                                                       PAGE
----                                                                       ----
                                     PART I
Item 1.  Business.........................................................    1
         The Company......................................................    1
                  Introduction............................................    1
                  General.................................................    1
                  Finance and Construction................................    4
                  Regulation and Rates....................................    5
                  Rate Structure, Load Growth and Related Matters.........   12
                  Fuel Supply.............................................   13
         Environmental Matters............................................   14

Item 2.  Properties.......................................................   17

Item 3.  Legal Proceedings................................................   18

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.....................................   25

Item 6.  Selected Financial Data..........................................   26

Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   27

Item 8.  Financial Statements and Supplementary Data......................   40

Item 9.  Changes in and Disagreements with Accountants
                  and Financial Disclosure ...............................   66

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............   66

Item 11. Executive Compensation...........................................   66

Item 12. Security Ownership of Certain Beneficial
                  Owners and Management...................................   66

Item 13. Certain Relationships and Related Transactions...................   66

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.....................................   66

                                     PART I


ITEM 1. BUSINESS.
----------------

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

        The Company was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in the State of Oklahoma. The Company sold its retail gas business in 1928 and now owns and operates an interconnected electric production, transmission and distribution system which includes eight active generating stations with a total capability of 5,512,599 kilowatts. At the end of 1999, the Company had 2,046 members.

        The regulated utility business has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In both Oklahoma and Arkansas, legislation has been passed to provide for the restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by July 1, 2002 and January 1, 2002, respectively. The Oklahoma Legislature is considering implementation legislation which is expected to be enacted in May, 2000. This legislation, if implemented as proposed, would significantly impact the Company. See "Electric Operations - Regulation and Rates - Recent Regulatory Matters" for further discussion of these developments.

GENERAL

        The Company furnishes retail electric service in 280 communities and their contiguous rural and suburban areas. During 1999, six other communities and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from the Company for resale. The service area, with an estimated population of 1.8 million, covers approximately 30,000 square miles in Oklahoma and western Arkansas; including Oklahoma City, the largest city in Oklahoma, and Ft. Smith, Arkansas, the second largest city in that state. Of the 286 communities served, 257 are located in Oklahoma and 29 in Arkansas. Approximately 90 percent of total electric operating revenues for the year ended December 31, 1999, were derived from sales in Oklahoma and the remainder from sales in Arkansas.

        The Company's system control area peak demand as reported by the system dispatcher for the year was approximately 5,748 megawatts, and occurred on August 11, 1999. The Company's load responsibility peak demand was approximately 5,569 megawatts on August 11, 1999, resulting in a capacity margin of approximately 10.0 percent. As reflected in the table below and in the operating statistics on page 3, total kilowatt-hour sales decreased 2.2 percent in 1999 as compared to an increase of

4.2 percent in 1998 and a 1.6 percent increase in 1997. In 1999, kilowatt-hour sales to the Company's customers ("system sales") and sales to other utilities and power marketers ("off-system sales") decreased 0.7 percent and 48.6 percent, because of the record heat of 1998. In 1997, total kilowatt-hour sales increased due to continued customer growth.

        Variations in kilowatt-hour sales for the three years are reflected in the following table:

                             SALES (Millions of Kwh)
                              INC/                  Inc/                  Inc/
                    1999     (DEC)        1998     (Dec)        1997     (Dec)
--------------------------------------------------------------------------------
System Sales       23,468    (0.7%)      23,642     6.6%       22,183     3.0%
Off-system Sales      374   (48.6%)         728   (39.5%)       1,202   (18.5%)
                   -------               -------               -------
Total Sales        23,842    (2.2%)      24,370     4.2%       23,385     1.6%
                   =======               =======               =======

        In 1999, the Company's Sooner Generating Station (consisting of two coal-fired units with an aggregate capability of 1,012 Mw) and the Company's three coal-fired units at its Muskogee Generating Station (with an aggregate capability of 1,481 Mw) were recognized by an industry survey as being among the top seven percent of more than 400 major coal-fired plants across the United States.

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



                        OKLAHOMA GAS AND ELECTRIC COMPANY
                          CERTAIN OPERATING STATISTICS


                                                                               YEAR ENDED DECEMBER 31

                                                                     1999              1998              1997
                                                                -------------     -------------     -------------
ELECTRIC ENERGY:
  (Millions of Kwh)
  Generation (exclusive of station use)...................            21,788            22,565            21,620
  Purchased...............................................             3,795             3,984             3,528
                                                                -------------     -------------     -------------
        Total generated and purchased.....................            25,583            26,549            25,148
  Company use, free service and losses....................            (1,741)           (2,179)           (1,763)
                                                                -------------     -------------     -------------
        Electric energy sold..............................            23,842            24,370            23,385
                                                                -------------     -------------     -------------


ELECTRIC ENERGY SOLD:
  (Millions of Kwh)
  Residential.............................................             7,509             7,959             7,179
  Commercial and industrial...............................            11,985            11,912            11,586
  Public street and highway lighting......................                69                68                68
  Other sales to public authorities.......................             2,354             2,352             2,202
  System sales for resale.................................             1,551             1,351             1,148
                                                                -------------     -------------     -------------
       Total system sales.................................            23,468            23,642            22,183
  Off-system sales........................................               374               728             1,202
                                                                -------------     -------------     -------------
       Total sales.......................................             23,842            24,370            23,385
                                                                =============     =============     =============

ELECTRIC OPERATING REVENUES:
  (Thousands)
  Electric Revenues:
    Residential...........................................      $    515,299      $    537,486      $    474,419
    Commercial and industrial.............................           557,884           554,589           526,673
    Public street and highway lighting....................             9,736             9,618             9,456
    Other sales to public authorities.....................           108,159           110,522            98,818
    System sales for resale...............................            42,918            38,763            34,667
                                                                -------------     -------------     -------------
        Total system sales................................         1,233,996         1,250,978         1,144,033
    Off-system sales......................................            27,894            37,435            23,028
                                                                -------------     -------------     -------------
        Total Electric Revenues...........................         1,261,890         1,288,413         1,167,061
    Miscellaneous.........................................            24,954            23,665            24,629
                                                                -------------     -------------     -------------
        Total Operating Revenues..........................      $  1,286,844      $  1,312,078      $  1,191,690
                                                                =============     =============     =============


NUMBER OF ELECTRIC CUSTOMERS:
  (At end of period)
  Residential.............................................           599,702           598,378           593,699
  Commercial and industrial...............................            86,837            86,251            85,315
  Public street and highway lighting......................               249               249               249
  Other sales to public authorities.......................            11,151            11,183            10,897
  Sales for resale........................................                56                39                40
                                                                -------------     -------------     -------------
        Total.............................................           697,995           696,100           690,200
                                                                =============     =============     =============


RESIDENTIAL ELECTRIC SERVICE:
  Average annual use (Kwh)................................            12,546            13,342            12,133
  Average annual revenue..................................      $     860.98      $     900.94      $     801.74
  Average price per Kwh (cents)...........................              6.86              6.75              6.61

FINANCE AND CONSTRUCTION

        The Company generally meets its cash needs through internally generated funds, short-term borrowings and permanent financing. Cash flows from operations have enabled the Company to internally generate the required funds to satisfy construction expenditures.

        Management expects that internally generated funds will be adequate over the next three years to meet the Company's anticipated construction expenditures. The primary capital requirements for 2000 through 2002 are estimated as follows:


(DOLLARS IN MILLIONS)                      2000            2001           2002
================================================================================
Construction expenditures
  Including AFUDC...................     $ 109.0         $ 100.0        $ 100.0

Maturities of long-term debt........       110.0             ---          ---
--------------------------------------------------------------------------------
    Total...........................     $ 219.0         $ 100.0        $ 100.0
================================================================================

        The three-year estimate includes expenditures for construction of new facilities to meet anticipated demand for service, to replace or expand existing facilities and to some extent, for satisfying maturing debt. Approximately $1.0 million of the Company's construction expenditures budgeted for 2000 are to comply with environmental laws and regulations. The Company's construction program was developed to support an anticipated peak demand growth of one to two percent annually and to maintain minimum capacity reserve margins as stipulated by the Southwest Power Pool. See "Rate Structure, Load Growth and Related Matters."

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

        The Company will continue to use short-term borrowings from Energy Corp. to meet its temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. At December 31, 1999, Energy Corp. had in place a line of credit for up to $200 million, of which $100 million was to expire on January 15, 2000, and the remaining $100 million was to expire on January 15, 2004. In January 2000, Energy Corp.'s line of credit was increased to $300 million; with $200 million to expire on January 15, 2001 and $100 million to expire on January 15, 2004. The Company had $55.5 million in short-term debt outstanding at December 31, 1999, which is classified as accounts payable-affiliates on the accompanying balance sheet. The Company did not have any short-term debt outstanding at December 31, 1998 or 1997.

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

REGULATION AND RATES

        The Company's retail electric tariffs in Oklahoma are regulated by the Oklahoma Corporation Commission ("OCC"), and in Arkansas by the Arkansas Public Service Commission ("APSC"). The issuance of certain securities by the Company is also regulated by the OCC and the APSC. The Company's wholesale electric tariffs, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"). The Secretary of the Department of Energy has jurisdiction over some of the Company's facilities and operations.

        The order of the OCC authorizing the Company to reorganize into a subsidiary of Energy Corp. contains certain provisions which, among other things, ensure the OCC access to the books and records of Energy Corp. and its affiliates relating to transactions with the Company; require the Company to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by the Company's customers; and prohibit the Company from pledging its assets or income for affiliate transactions.

        For the year ended December 31, 1999, approximately 87 percent of the Company's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC, and five percent to the FERC.

RECENT REGULATORY MATTERS

        In February 1997, the OCC issued an order (the "1997 Order") that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31, 1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. The 1997 Order also directed the Company to commence competitively bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting the completion of the recovery from ratepayers of the amortization premium paid by the Company when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation begins. Final firm bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, the Company filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, the Company stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to its six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, the Company offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. The Company has executed a new gas transportation contract with Enogex under which Enogex would continue serving the needs of the Company's power plants at a price to be paid by the Company of $33.4 million annually and, if the Company's proposal had been approved by the OCC, the Company would have recovered a portion of such amount ($25.2 million) from its ratepayers. The OCC Staff (the "Staff"), the Office of the Oklahoma Attorney General and a coalition of industrial customers filed testimony questioning various parts of the Company's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of the Company's gas-fired plants be awarded to parties other than Enogex. The Staff also filed testimony stating in substance that the Company's electric rates as a whole were appropriate and did not warrant a rate review. The Company negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, the Company withdrew its application, which withdrawal was approved by the OCC in December 1999. Based on filed testimony, the Company believes that Enogex properly won the competitive bid and, unless the Company's decision to award its gas transportation service to Enogex is abrogated by order of the OCC (which order is upheld on appeal), that it intends to fulfill its obligations under its new gas transportation contract with Enogex at a price of $33.4 million annually. Whether the Company will be able to recover the entire amount from its ratepayers had not been determined as explained below.

        The 1997 Order also contained the Generation Efficiency Performance Rider ("GEP Rider"), which is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel comes in below 96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeds
103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that average from Oklahoma customers. As explained below, the GEP Rider is currently under review by OCC.

        The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the FERC. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1999, the GEP Rider contributed approximately $20.8 million to revenues, which was approximately $9.5 million, or approximately $0.14 per share lower than 1998. The current GEP Rider is estimated to positively impact revenue by $13.1 million or approximately $0.19 per share during the 12 months ending June 2000.

        On January 12, 2000, the Staff filed three applications to address various aspects of the Company's electric rates. Two of the applications were expected, while the third pertains to recoveries under the Company's fuel adjustment clause. The first application relates to the completion of the recovery of the amortization premium paid by the Company when it acquired Enogex in 1986 and the resulting removal of this $12.8 million from the amounts currently being paid annually by the Company to Enogex and being recovered by the Company from its ratepayers. The Company has consented to this action. The second application relates to a review of the GEP Rider, which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. The Company collected approximately $20.8 million pursuant to the GEP Rider during 1999. A hearing on the GEP Rider is scheduled in May 2000 and the Company intends to support the retention of the GEP Rider with only minor modifications. The final application relates to a review of 1999 fuel cost recoveries. The Company assumes that this application also will be used to address the competitive bid process of its gas transportation service. The Company cannot predict the precise outcome of these proceedings at this time, but does not expect that they will have a material effect on its operations.

        As previously reported, on February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The Staff recommended a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Staff and the Company reached a settlement for a $2.3 million annual rate reduction, which was approved by the APSC in August 1999.

STATE RESTRUCTURING INITIATIVES

        OKLAHOMA: As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). In June 1998, various amendments to the Act were enacted. If implemented as proposed, the Act will significantly affect the Company's future operations. The following summary of the Act does not purport to be complete and is subject to the specific provisions of the Act, which is codified at Sections 190.2 et. seq. of Title 17 of the Oklahoma Statutes.

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

        Subject to the principles set forth in Section 4, the Joint Task Force is directed to prepare a four-part study. As a result of the 1998 amendments, the time frame for the delivery of the remaining parts of the Study was accelerated to October 1, 1999. This study addressed: (i) technical issues (including reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power); (ii) financial issues (including rates, charges, access fees, transition costs and stranded costs); (iii) consumer issues (such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards); and (iv) tax issues (including sales and use taxes, ad valorem taxes and franchise fees).

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

        Another provision of the Act enacted in 1998 requires a uniform tax policy be established by July 1, 2002. The Act was modified during the 1999 session of the Oklahoma Legislature to clarify certain ambiguities by defining key terms in the Act.

        With the completion of the studies described above in October 1999, the Oklahoma legislature is expected to implement additional legislation, which will address many specific issues associated with deregulation. Several bills have already been introduced. While the Company cannot predict the terms of the new legislation, the Company intends to participate actively in the legislative process.

        The OCC has adopted rules that are designed to make the gas utility business in Oklahoma more competitive. These rules do not impact the electric industry. Yet, if implemented, the rules are expected to offer increased opportunities to Enogex's pipeline and related businesses.

        ARKANSAS: In December 1997, the APSC established four generic proceedings to consider the implementation of a competitive retail electric market in the State of Arkansas. During 1998, the APSC held hearings to consider competitive retail generation, market structure, market power, taxation, recovery and mitigation of stranded costs, service and reliability, low income assistance, independent system operators and transition issues. The Company participated actively in those proceedings, and in October 1998 the APSC issued its report to the Arkansas Legislature recommending competitive retail electric generation to begin no later than January 1, 2002. Several bills calling for electric industry restructuring were introduced after the Arkansas General Assembly began its 1999 session.

        In April 1999, Arkansas became the 18th state to pass a law calling for restructuring of the electric utility industry at the retail level. The new law targets customer choice of electricity providers by January 1, 2002. The new law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the new law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require unbundled rates by July 1, 2000 for generation, transmission, distribution and customer service. The APSC has
established   a  timetable  to  establish   rules   implementing   the  Arkansas
restructuring statutes. The new law will significantly affect OG&E's future Arkansas operations. OG&E's electric service area includes parts of western Arkansas, including Ft. Smith, the second-largest metropolitan market in the state.

AUTOMATIC FUEL ADJUSTMENT CLAUSES

        Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are charged to substantially all of the Company's electric customers through automatic fuel adjustment clauses, which are subject to periodic review by the OCC, the APSC and the FERC.

NATIONAL ENERGY LEGISLATION

        Federal law imposes numerous responsibilities and requirements on the Company. The Public Utility Regulatory Policies Act of 1978 requires electric utilities, such as the Company, to purchase electric power from, and sell electric power to, qualified cogeneration facilities and small power production facilities ("QFs"). Generally stated, electric utilities must purchase electric energy and production capacity made available by QFs at a rate reflecting the cost that the purchasing utility can avoid as a result of obtaining energy and production capacity from these sources; rather than generating an equivalent amount of energy itself or purchasing the energy or capacity from other suppliers. The Company has entered into agreements with four such cogenerators. Electric utilities also must furnish electric energy to QFs on a non-discriminatory basis at a rate that is just and reasonable and in the public interest and must provide certain types of service which may be requested by QFs to supplement or back up those facilities' own generation.

        The Energy Policy Act of 1992 ("Energy Act") has resulted in some significant changes in the operations of the electric utility industry and the federal policies governing the generation, transmission and sale of electric power. The Energy Act, among other things, authorized the FERC to order transmitting utilities to provide transmission services to any electric utility, Federal power marketing agency, or any other person generating electric energy for sale or resale, at transmission rates set by the FERC. The Energy Act also is designed to promote competition in the development of wholesale power generation in the electric industry. It exempts a new class of independent power producers from regulation under the Public Utility Holding Company Act of 1935.

        Within four years of the enactment of the Energy Act, FERC issued Order 888 and Order 889 to facilitate third-party utilization of the transmission grid as the vehicle for developing a more competitive wholesale bulk power market. Order 888 requires all transmission owners to (i) offer comparable open-access transmission service for wholesale transactions under a tariff of general applicability on file at FERC and (ii) take transmission service for their own wholesale sales under their open-access tariff. Order 889 requires electric utilities to functionally separate their transmission and reliability functions from their wholesale power marketing functions. In this connection, Order 889 required electric utilities to develop and maintain an Open Access Same-Time Information System ("OASIS") to ensure that transmission customers have access to transmission information, through electronic means, that will enable them to obtain open-access transmission service on a basis comparable to a transmitting utility's own use of its system.

        The Company is a member of the Southwest Power Pool ("SPP"), the regional reliability organization for Oklahoma, Arkansas, Kansas, Louisiana, Missouri and part of Texas. The Company participated with the SPP in the development of regional transmission tariffs and executed an agency agreement with the SPP to facilitate interstate transmission operations within this region. The SPP has asked for FERC recognition as an Independent System Operator ("ISO") consistent with FERC's ISO guidelines in its Order 888.

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

        In December 1999, FERC issued Order 2000 to advance the formation of Regional Transmission Organizations ("RTO"). The rule requires that each public utility that owns, operates or controls facilities for the transmission of electric energy in interstate commerce file by October 15, 2000, a proposal with respect to forming and participating in an RTO. The FERC also codified minimum characteristics and functions that a transmission entity must satisfy in order to be considered an RTO. The FERC's goal is to promote efficiency in wholesale electricity markets and to ensure that electricity consumers pay the lowest price possible for reliable service. The FERC expects that the RTOs will be operational by December 15, 2001.

REGULATORY ASSETS AND LIABILITIES

        As discussed previously, Oklahoma and Arkansas enacted legislation that will restructure the electric utility industry in those states, assuming that all the conditions in the legislation are met. This legislation would deregulate the Company's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation", with respect to the related regulatory assets may no longer be appropriate. This may result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $30 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

        The enacted Oklahoma and Arkansas legislation does not affect the Company's electric transmission and distribution assets and the Company believes that the continued use of SFAS No. 71 with respect to the related regulatory assets is appropriate. However, if utility regulators in Oklahoma and Arkansas were to adopt regulatory methodologies in the future that are not based on cost-of-service, the continued use of SFAS No. 71 with respect to the regulatory assets related to the electric transmission and distribution assets may no longer be appropriate.

        Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets, including those related to generation, are probable of future recovery.

SUMMARY

        The Energy Act, the actions of the FERC, the restructuring proposal in Oklahoma, the Arkansas legislation and other factors are expected to significantly increase competition in the electric industry. The Company has taken steps in the past and intends to take appropriate steps in the future to remain a competitive supplier of electricity. Past actions include a redesign and restructuring effort in 1994 and continuing actions to reduce fuel costs, improvements in customer service, installation of the SAP Enterprise Software and efforts to improve the Company's electric transmission and distribution network to reduce outages, all of which enhance the Company's ability to deliver electricity competitively. While the Company is supportive of competition, it believes that all electric suppliers must be required to compete on a fair and equitable basis and the Company is advocating this position vigorously.

RATE STRUCTURE, LOAD GROWTH
AND RELATED MATTERS

        Two of the Company's primary goals are: (i) to increase electric revenues by attracting and expanding job-producing businesses and industries; and (ii) to encourage the efficient electrical energy use by all of the Company's customers. In order to meet these goals, the Company has reduced and restructured its rates to its customers. At the same time, the Company had implemented numerous energy efficiency programs and tariff schedules. In 1999, these programs and schedules included: (i) the "Surprise Free Guarantee" program, which guarantees residential customers comfort and annual energy consumption for heating, cooling and water heating for new homes built to energy efficient standards; (ii) a load curtailment rate for industrial and commercial customers who can demonstrate a load curtailment of at least 500 kilowatts; and (iii) the time-of-use rate schedules for various commercial, industrial and residential customers designed to shift energy usage from peak demand periods during the hot summer afternoon to non-peak hours.

        The Company made it's pilot Real Time Pricing ("RTP") program permanent in 1999. The program was first implemented in 1996 for qualifying industrial and commercial customers. This tariff gives customers additional options on total kilowatt-hour growth and the control of growth of peak demand. RTP is a tariff option, which prices electricity so that the current price varies hourly with short notice to reflect current expected costs. The RTP technique will allow a measure of competitive pricing, a broadening of customer choice, the balancing of electricity usage and capacity in the short-and long-term, and provide customers assistance in controlling their costs.

        The Company's 1999 marketing efforts included geothermal heat pumps, electrotechnologies, electric food service promotion and a heat pump promotion in the residential, commercial and industrial markets. The Company works closely with individual customers to provide the best information on how current technologies can be combined with the Company's marketing programs to maximize the customer's benefit.

        Electric and magnetic fields ("EMFs") surround all electric tools and appliances, internal home wiring and external power lines such as those owned by the Company. During the last several years considerable attention has focused on possible health effects from EMFs. While some studies indicate a possible weak correlation, other similar studies indicate no correlation between EMFs and health effects. As part of the Energy Act Congress established the National EMF Research and Public Information Dissemination ("RAPID") Program to address the question of whether EMF posed a risk to human health. In the National Institute of Environmental Health Sciences ("NIEHS") report of June 1999 with regard to the findings of RAPID, it is concluded that it is their belief that the probability of EMF exposure truly being a health hazard is currently small. The nation's electric utilities, including the Company, have participated with the Electric Power Research Institute ("EPRI") in the sponsorship of more than $75 million in research to determine the possible health effects of EMFs. In addition, during the past decade the Company has cooperatively funded Edison Electric Institute ("EEI") research to study the possible health effects of EMFs. Through its participation with the EPRI and EEI, the Company will continue its support of the research with regard to the possible health effects of EMFs. The Company is dedicated to delivering electric service in a safe, reliable, environmentally acceptable and economical manner.

FUEL SUPPLY

        During 1999, approximately 71 percent of the Company-generated energy was produced by coal-fired units and 29 percent by natural gas-fired units. A slight decline in the percentage of coal generation in future years is expected to result from increases in natural gas-fired generation required to meet growing energy needs while coal generation will remain fairly constant. Over the last 5 years, the average cost of fuel used, by type, per million Btu was as follows:

                                    1999      1998      1997      1996      1995
--------------------------------------------------------------------------------
Coal............................   $0.85     $0.85     $0.84     $0.83     $0.83
Natural Gas.....................   $3.14     $2.83     $3.60     $3.61     $3.19
Weighted Avg....................   $1.54     $1.48     $1.39     $1.45     $1.41

        A portion of the fuel cost is included in base rates and differs for each jurisdiction. The portion of these costs that is not included in base rates is recovered through automatic fuel adjustment clauses. See "Electric Operations
- Regulation and Rates - Automatic Fuel Adjustment Clauses."

        COAL-FIRED  UNITS:  All  the  Company  coal  units,  with  an  aggregate
        -----------------
capability of 2,493 megawatts, are designed to burn low sulfur western coal. The Company purchases coal under a mix of long- and short-term contracts. During 1999, the Company purchased 11.5 million tons of coal from the following Wyoming suppliers: Caballo Rojo Complex, Kennecott Energy Company, Thunder Basin Coal Company, Powder River Coal Company, and Triton Coal Company. The combination of all coals has a weighted average sulfur content of 0.3 percent and can be burned in these units under existing federal, state and local environmental standards (maximum of 1.2 pounds of sulfur dioxide per million Btu) without the addition of sulfur dioxide removal systems. Based upon the average sulfur content, the Company units have an approximate emission rate of 0.63 pounds of sulfur dioxide per million Btu. In anticipation of the more strict provisions of Phase II of The Clean Air Act, starting in the year 2000, the Company has contracts in place that will allow for a supply of very low sulfur coal from suppliers in the Powder River Basin to meet the new sulfur dioxide standards.

        The Company has continued its efforts to maximize the utilization of its coal units by optimizing the boiler operations at both the Sooner and Muskogee generating plants. See "Environmental Matters" for a discussion of an environmental proposal that, if implemented as proposed, could inhibit the Company's ability to use coal as its primary boiler fuel.

        GAS-FIRED  UNITS: For calendar year 2000, the Company expects to acquire
        ----------------
less than 1 percent of its gas needs from long-term gas purchase contracts. The remainder of the Company's gas needs during 2000 will be supplied by contracts with at-market pricing. These volumes of gas will be acquired through day-to-day purchases on the spot market, as well as monthly purchase agreements.

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


                              ENVIRONMENTAL MATTERS


        The  Company's   management  believes  all  of  its  operations  are  in
substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $44.4 million during 2000, compared to approximately $43.0 million utilized in 1999. Approximately $1.0 million of the Company's construction expenditures budgeted for 2000 are to comply with environmental laws and regulations. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

        As required by Title IV of the Clean Air Act Amendments of 1990 ("CAAA"), the Company has completed installation and certification of all required continuous emissions monitors ("CEMs") at its generating stations. The Company submits emissions data quarterly to the Environmental Protection Agency ("EPA") as required by the CAAA. Phase II sulfur dioxide ("SO2") emission requirements will affect the Company beginning in the year 2000. Based on current information, the Company believes it can meet the SO2 limits without additional capital expenditures. In 1999, the Company emitted 54,845 tons of SO2.

        With respect to the nitrogen oxide ("NOx") regulations of Title IV of the CAAA, OG&E committed to meeting a 0.45 lbs/mmbtu NOx emission level in 1997 on all coal-fired boilers. As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. The Company's average NOx emissions from its coal-fired boilers for 1999 was 0.37 lbs/mmbtu.

        The  Company  has  submitted   all  of  its  required   Title  V  permit
applications. As a result of the Title V Program, the Company paid approximately $0.4 million in fees in 1999.

        Other potential air regulations have emerged that could impact the Company. By December 15, 2000, the EPA is expected to decide whether or not to regulate mercury emissions from coal-fired utility boilers. If the decision is made to regulate them, limits on the amount of mercury emitted are expected to be proposed by December 2003 with company compliance required by 2008.

        In 1997, EPA finalized revisions to the ambient ozone and particulate standards. However, the standards were challenged in court and the ozone standard was subsequently remanded back to EPA for further consideration. EPA has appealed the decision to the US Supreme Court. If the proposed standard is upheld, then it is likely that Tulsa and Oklahoma Counties will fail to meet the new standard for ozone. In addition, EPA projects that Muskogee, Kay, Tulsa and Comanche Counties in Oklahoma would fail to meet the standard for particulate matter. If reductions are required in Muskogee, Kay and Oklahoma Counties, significant capital expenditures could be required by the Company.

        EPA has issued regulations concerning regional haze. This regulation is intended to protect visibility in national parks and wilderness areas throughout the United States. In Oklahoma, the Wichita Mountains would be the only area covered under the regulation. Emissions of sulfates and nitrate aerosols (both emitted from coal-fired boilers) can lead to the degradation of visibility. It is possible that controls on sources hundreds of miles away from the affected area may be required. EPA and the states will perform studies of the areas to determine what if any controls are needed in Oklahoma. Both Sooner and Muskogee Generating Stations could face significant capital expenditures if reductions are required.

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

        The Company has and will continue to seek new pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 1999, the Company obtained refunds of approximately $355,225 from its recycling efforts. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to reuse of existing materials. Similar savings are anticipated in future years.

        The Company has received renewal of all of its Oklahoma Pollution Discharge Elimination System ("OPDES") permits for all facilities except one, which is pending regulatory action. All of the renewed permits issued to date offer greater operational flexibility than those in the past. In addition, the Company has made application for a new OPDES permit to cover Gas Turbine generating units currently being constructed at one of our existing power plants. No problems are foreseen in the ultimate regulatory approval of this permit.

        The Company requested that the State agency responsible for the development of Water Quality Standards remove the agriculture beneficial use classification from one of its cooling water reservoirs. Without removal of this classification, the Company facility could be subjected to costly treatment and/or facility reconfiguration requirements. The State has approved the request and EPA, in their review of Oklahoma's Water Quality Standards, has not disapproved this issue.

        The Company remains a party to two separate actions brought by the EPA concerning cleanup of disposal sites for hazardous and toxic waste. See "Item 3. Legal Proceedings."

        The Company has and will continue to evaluate the impact of its operations on the environment. As a result, contamination on Company property may be discovered from time to time. One site has been identified as having been contaminated by historical operations. Remedial options based on the future use of this site are being pursued with appropriate regulatory agencies. The cost of these actions has not had and is not anticipated to have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. PROPERTIES.
------------------

        The Company owns and operates an interconnected electric production, transmission and distribution system, located in Oklahoma and western Arkansas, which includes eight active generating stations with an aggregate active capability of 5,513 megawatts. The following table sets forth information with respect to present electric generating facilities, all of which are located in
Oklahoma:

                                                       Unit            Station
                                    Year           Capability        Capability
Station & Unit        Fuel        Installed        (Megawatts)       (Megawatts)
--------------        ----        ---------        -----------       -----------
Seminole     1        Gas           1971              517.0
             2        Gas           1973              505.0
             3        Gas           1975              496.0             1,518

Muskogee     3        Gas           1956              171.0
             4        Coal          1977              515.0
             5        Coal          1978              478.0
             6        Coal          1984              488.0             1,652

Sooner       1        Coal          1979              500.0
             2        Coal          1980              512.0             1,012

Horseshoe    6        Gas           1958              171.0
Lake         7        Gas           1963              234.0
             8        Gas           1969              390.0               795

Mustang      1        Gas           1950               58.0            Inactive
             2        Gas           1951               57.0            Inactive
             3        Gas           1955              118.0
             4        Gas           1959              239.0
             5        Gas           1971               63.0               420

Conoco       1        Gas           1991               32.0
             2        Gas           1991               31.0                63

Arbuckle     1        Gas           1953               74.0            Inactive

Enid         1        Gas           1965               11.0
             2        Gas           1965                8.0
             3        Gas           1965               12.0
             4        Gas           1965               12.0                43

Woodward     1        Gas           1963               10.0                10
                                                                     -----------
Total Active Generating Capability (all stations)                       5,513
                                                                     ===========

        At December 31, 1999, the Company's transmission system included: (i) 65 substations with a total capacity of approximately 15.5 million kVA and approximately 3,997 structure miles of lines in Oklahoma; and (ii) six substations  with  a  total  capacity  of  approximately  1.9  million  kVA  and approximately 241 structure miles of lines in Arkansas. The Company's distribution system included: (i) 301 substations with a total capacity of approximately 4.2 million kVA, 20,205 structure miles of overhead lines, 1,700 miles of underground conduit and 6,924 miles of underground conductors in Oklahoma; and (ii) 30 substations with a total capacity of approximately 737,500 kVA, 1,684 structure miles of overhead lines, 186 miles of underground conduit and 397 miles of underground conductors in Arkansas.

        Substantially all of the Company's electric facilities were previously subject to a direct first mortgage lien under the Trust Indenture securing the Company's first mortgage bonds. The Trust Indenture and related lien were discharged in April 1998.

        During the three years ended December 31, 1999, the Company's gross property, plant and equipment additions approximated $282.7 million and gross retirements approximated $110.4 million. These additions were provided by internally generated funds from operating cash flows, permanent financing and short-term borrowings. The additions during this three-year period amounted to approximately 7.5 percent of total property, plant and equipment at December 31, 1999.

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

        On October 10, 1994, Defendants filed a Motion to Dismiss Counts II, IV, V, VI and VII of Plaintiffs' Amended Complaint. With regard to Counts I and III, Defendants filed a Motion for Summary Judgment on January 18, 1996. On September 8, 1997, the United States Magistrate Judge recommended the Defendant's motions to dismiss and for summary judgment should be granted and that the case be dismissed in its entirety and judgment entered for the Company. The United States District Judge accepted the recommendation of the Magistrate and entered judgment for the Company. Plaintiffs filed an appeal with the Tenth Circuit Court of Appeals. In August 1999, the Tenth Circuit affirmed in all respects the District Courts' decision dismissing Plaintiff's case and entering judgment for the Company. Since the Plaintiffs have failed to file a timely writ of certiorari to the U.S. Supreme Court, the Company considers this case closed.

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

        3. As previously reported, on September 18, 1996, Trigen-Oklahoma City Energy Corporation ("Trigen") sued the Company in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. Trigen alleged six causes of action: (i) monopolization in violation of Section 2 of the Sherman Act; (ii) attempt to monopolize in violation of Section 2 of the Sherman Act;
(iii) acts in restraint of trade in violation of Oklahoma law, 79 O.S. 1991, 1; (iv) discriminatory sales in violation of 79 O.S. 1991, 4; (v) tortious interference with contract; and (vi) tortious interference with a prospective economic advantage. On December 21, 1998, the jury awarded Trigen in excess of $30 million in actual and punitive damages. On February 19, 1999, the trial court entered judgment in favor of Trigen as follows: (i) $6.8 million for various antitrust violations, (ii) $4 million for tortious interference with an existing contract, (iii) $7 million for tortious interference with a prospective economic advantage and (iv) $10 million in punitive damages. The trial judge, in a companion order, acknowledged that the portions of the judgment could be duplicative, that the antitrust amounts could be tripled and that parties should address these issues in their post-trial motions. On March 5, 1999, the Company filed its post trial motions requesting judgment in its favor as a matter of law, a new trial and a reduction in amount of any judgment to eliminate duplication of damages. On January 25, 2000, a trial judge rejected the Company's post-trial motions to reverse the jury verdict or to grant the Company a new trial. The judge did, however, reduce the original $30 million judgment against the Company to $20 million. On February 4, 2000, the Company filed a notice of appeal. In addition, Trigen has filed a motion seeking attorneys' fees and costs in an amount over $3 million. Trigen will not be entitled to attorneys' fees or costs unless it prevails on appeal. While the outcome of the appeal is uncertain, legal counsel and management believe that it is not probable that Trigen will ultimately succeed in preserving the verdicts or judgment. Accordingly, the Company has not accrued any loss associated with the damages awarded. The Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.

        4. The City of Enid, Oklahoma ("Enid") through its City Council, notified the Company of its intent to purchase the Company's electric distribution facilities for Enid and to terminate the Company's franchise to provide electricity within Enid as of June 26, 1998. On August 22, 1997, the City Council of Enid adopted Ordinance No. 97-30, which in essence granted the Company a new 25-year franchise subject to approval of the electorate of Enid on November 18, 1997. In October 1997, eighteen residents of Enid filed a lawsuit against Enid, the Company and others in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-829-01. Plaintiffs seek a declaration holding that (i) the Mayor of Enid and the City Council breached their fiduciary duty to the public and violated Article 10, Section 17 of the Oklahoma Constitution by allegedly "gifting" to the Company the option to acquire the Company's electric system when the City Council approved the new franchise by Ordinance No. 97-30;
(ii) the subsequent approval of the new franchise by the electorate of the City of Enid at the November 18, 1997, franchise election cannot cure the alleged breach of fiduciary duty or the alleged constitutional violation; (iii) violations of the Oklahoma Open Meetings Act occurred and that such violations render the resolution approving Ordinance No. 97-30 invalid; (iv) the Company's support of the Enid Citizens' Against the Government Takeover was improper; (v) the Company has violated the favored nations clause of the existing franchise; and (vi) the City of Enid and the Company have violated the competitive bidding requirements found at 11 O.S. 35-201, ET. SEQ. Plaintiffs seek money damages against the Defendants under 62 O.S. 372 and 373. Plaintiffs allege that the action of the City Council in approving the proposed franchise allowed the option to purchase the

Company's property to be transferred to the Company for inadequate consideration. Plaintiffs demand judgment for treble the value of the property allegedly wrongfully transferred to the Company. On October 28, 1997, another resident filed a similar lawsuit against the Company, Enid and the Garfield County Election Board in the District Court of Garfield County, State of Oklahoma, Case No. CJ-97-852-01. However, Case No. CJ-97-852-01 was dismissed without prejudice in December 1997. On December 8, 1997, OG&E filed a Motion to Dismiss Case No. CJ-97-829-01 for failure to state claims upon which relief may be granted. This motion is currently pending. While the Company cannot predict the precise outcome of this proceeding, the Company believes at the present time that this lawsuit is without merit and intends to vigorously defend this case.


        5. United States of America ex rel., Jack J. Grynberg v. Enogex Inc., Enogex Services Corporation (now, Resources) and Oklahoma Gas and Electric Company. (United States District Court for the Western District of Oklahoma, Case No. CIV-97-1010-L.) United States of America ex rel., Jack J. Grynberg v. Transok Inc. et al. (United States District Court for the Eastern District of Louisiana, Case No. 97-2089; United States District Court for the Western District of Oklahoma, Case No. 97-1009M.) On June 15, 1999, the Company was served with Plaintiff's Complaint. Plaintiff's action is a qui tam action under the False Claims Act. Jack J. Grynberg, as individual Relator on behalf of the United States Government, Plaintiff, alleges: (i) each of the named Defendants have improperly and intentionally mismeasured gas (both volume and BTU content) purchased from federal and Indian lands which have resulted in the under-reporting and underpayment of gas royalties owed to the Federal Government; (ii) certain provisions generally found in gas purchase contracts are improper; (iii) transactions by affiliated companies are not arms-length;
(iv) excess processing cost deduction; and (v) failure to account for production separated out as a result of gas processing. Grynberg seeks the following damages: (a) additional royalties which he claims should have been paid to the Federal Government, some percentage of which Grynberg, as Relator, may be entitled to recover; (b) treble damages; (c) civil penalties; (d) an order requiring Defendants to measure the way Grynberg contends is the better way to do so; (e) interest, costs and attorneys' fees. Plaintiff has filed over 70 other cases naming over 300 other defendants in various Federal Courts across the country containing nearly identical allegations.

        In qui tam actions, the United States Government can intervene and take over such actions from the Relator. The Department of Justice, on behalf of the United States Government, has decided not to intervene in this action or any of the other Grynberg qui tam actions.

        On November 16, 1999, the Multidistrict Litigation Panel ("MDL Panel") entered its order transferring and consolidating for pretrial purposes approximately 76 other similar actions filed in nine other Federal Courts. The consolidated cases are now before the United States District Court for the District of Wyoming.

        On November 17, 1999,  the Company  filed a motion to dismiss,  seeking:
(i) a stay of discovery  until after the dispositive  motions are resolved;  and
(ii) dismissal of the complaint on various basis under the Federal Rules of Civil Procedure. A number of other defendants adopted the Company's pleadings or filed similar motions. On December 22, 1999, the Company joined a number of other Defendants in filing Defendants' Statement of Points and Authorities regarding discovery issues. Grynberg's responses to all motions to dismiss were filed on January 14, 2000, and the Company's reply and those of other defendants were filed on February 14, 2000. A hearing on the motions to dismiss was held on March 17, 2000.

        On December 15, 1999, the Court held a Pretrial conference for all MDL-consolidated cases. A number of issues were discussed at such Pretrial conference and the above-listed schedule was established. All discovery is stayed until further order of the Court.

        While the Company cannot predict the precise outcome of this proceeding, the Company believes at the present time that this lawsuit is without merit and intends to vigorously defend this case.

        6. On September 28, 1999, the Company was served with an Amended Class Action Petition filed in United States District Court, State of Kansas by Quingue Operating Company, on behalf of itself and others, alleging approximately 200 defendants, including the Company, Enogex and two subsidiaries of Enogex, including Transok, have improperly and intentionally mismeasured gas (both volume and Btu content) purchased from all lands in the United States except from federal and Indian lands. Plaintiffs claim (i) underpayment by the Company and all other Defendants of gas royalties claimed to be owed to the Plaintiffs and the punitive class; (ii) breach of contract; (iii) negligence or intentional misrepresentation; (iv) civil conspiracy; (v) fraud; and (vi) breach of fiduciary duty. Plaintiffs seek the following damages: (i) actual damages in excess of $75,000; (ii) punitive damages; (iii) certification of the class; and (iv) injunction to prevent mismeasurement in the future.

        On October 5, 1999, the Company filed its notice with the MDL Panel advising the MDL Panel that this case involved the same measurement issues and was a potential tag-along to the Grynberg matter discussed in Item No. 5 above. Plaintiffs opposed the MDL Panel transfer. The MDL Panel has scheduled a hearing on the transfer issue for March 30, 2000.

        On October 28, 1999, the Company and a number of the Defendants filed a Joint Request for Extension or Enlargement of Time to Answer or Otherwise Respond to the First Amended Class Action filed. On December 1, 1999, the Court granted the Company, and all other Defendants who requested relief, until thirty
(30) days after the Court rules on Plaintiffs' Motion to Remand for the Company to answer or otherwise plead in this case. There has been no ruling to date on the Plaintiffs' Motion to Remand.

        While the Company cannot predict the precise outcome of this proceeding, the Company believes at the present time that this lawsuit is without merit and intends to vigorously defend this case.

EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------


        The following persons were Executive Officers of the Registrant as of March 15, 2000:

         Name                 Age                          Title
--------------------          ---         --------------------------------------
Steven E. Moore               53          Chairman of the Board, President
                                            and Chief Executive Officer

Al M. Strecker                56          Executive Vice President and
                                            Chief Operating Officer

James R. Hatfield             42          Senior Vice President,
                                            Chief Financial Officer and
                                            Treasurer

Jack T. Coffman               56          Senior Vice President - Power
                                            Supply - OG&E

Melvin D. Bowen, Jr.          58          Vice President - Power Delivery - OG&E

Michael G. Davis              50          Vice President - Marketing and
                                            Customer Care

Irma B. Elliott               61          Vice President and
                                            Corporate Secretary

Steven R. Gerdes              43          Vice President - Shared
                                            Services

David J. Kurtz                38          Vice President - Business
                                            Development

Donald R. Rowlett             42          Vice President and Controller

Don L. Young                  59          Controller Corporate Audits

        No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Moore, Strecker, Hatfield, Davis, Gerdes, Kurtz, Rowlett, Young and Ms. Elliott are also officers of Energy Corp. Each Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners, currently scheduled for May 18, 2000.

        The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:


         Name                                   Business Experience
--------------------            ------------------------------------------------

Steven E. Moore                 1996-Present:      Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer
                                1995-1996:         President and Chief
                                                     Operating Officer
                                1995:              Senior Vice President - Law
                                                     and Public Affairs


Al M. Strecker                  1998-Present:      Executive Vice President and
                                                     Chief Operating Officer
                                1996-1998:         Senior Vice President
                                1995-1998:         Senior Vice President -
                                                     Finance and
                                                     Administration


James R. Hatfield               1999-Present:      Senior Vice President,
                                                     Chief Financial Officer
                                                     and Treasurer
                                1997-1999:         Vice President and Treasurer
                                1995-1997:         Treasurer


Jack T. Coffman                 1999-Present:      Senior Vice President -
                                                     Power Supply
                                1995-1999:         Vice President -
                                                     Power Supply


Melvin D. Bowen, Jr.            1995-Present:      Vice President -
                                                     Power Delivery


Michael G. Davis                1998-Present:      Vice President - Marketing
                                                     and Customer Care
                                1995-1998:         Vice President -
                                                     Marketing and Customer
                                                     Services

Irma B. Elliott                 1996-Present:      Vice President and
                                                     Corporate Secretary
                                1995-1996:         Corporate Secretary


Steven R. Gerdes                1998-Present:      Vice President - Shared
                                                     Services
                                1997-1998:         Director - Shared Services
                                1997:              Manager - Enterprise Support
                                1995-1997:         Manager - Purchasing and
                                                     Material Management


David J. Kurtz                  1999-Present:      Vice President - Business
                                                     Development
                                1997-1999:         Vice President - Business
                                                     Development -
                                                     Enogex Inc.
                                1995-1997:         Director - Gas Supply -
                                                     Enogex Inc.


Donald R. Rowlett               1999-1996:         Vice President and Controller
                                1996-1999:           Controller Corporate
                                                     Accounting
                                1995-1996:         Assistant Controller


Don L. Young                    1996-Present:      Controller Corporate
                                                     Audits
                                1995-1996:         Controller

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS.
-------------------

        Currently, all Company common stock, 40,378,745 shares, is held by Energy Corp. Therefore, there is no public trading market for the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

                                                   HISTORICAL DATA


                                                                                                            (1)
                                                                                                        -----------
                                            1999            1998           1997            1996            1995
                                        ---------------------------------------------------------------------------
SELECTED FINANCIAL DATA
  (DOLLARS IN THOUSANDS EXCEPT
   FOR PER SHARE DATA)
  Operating revenues.................   $1,286,844      $1,312,078      $1,191,690      $1,200,337      $1,168,287
  Operating expenses.................    1,017,280         996,281         945,652         952,811         921,955
                                        -----------     -----------     -----------     -----------     -----------
  Operating income...................      269,564         315,797         246,038         247,526         246,332
  Other income and deductions........          381              (5)          3,627          (1,429)          3,708
  Interest charges...................       45,939          48,871          55,947          59,566          70,745
                                        -----------     -----------     -----------     -----------     -----------
  Earnings before income taxes.......      224,006         266,921         193,718         186,531         179,295
  Provision for income taxes.........       84,965         106,583          72,724          69,662          66,751
                                        -----------     -----------     -----------     -----------     -----------
  Net income.........................      139,041         160,338         120,944         116,869         112,544
  Preferred dividend
    requirements.....................          ---             733           2,285           2,302           2,316
                                        -----------     -----------     -----------     -----------     -----------
  Earnings available for
    common...........................   $  139,041      $  159,605      $  118,709      $  114,567      $  110,228
                                        ===========     ===========     ===========     ===========     ===========
  Long-term debt.....................   $  593,045      $  702,912      $  691,924      $  709,281      $  723,862
  Total assets.......................   $2,320,660      $2,320,097      $2,350,782      $2,421,241      $2,754,871
  Earnings per average common
    share............................   $     3.44      $     3.95      $     2.94      $     2.84      $     2.73


CAPITALIZATION RATIOS
  Common equity......................        59.99%          54.84%          53.46%          52.57%          54.78%
  Cumulative preferred stock.........          ---             ---            3.09%           3.09%           2.92%
  Long-term debt.....................        40.01%          45.16%          43.45%          44.34%          42.30%


INTEREST COVERAGES
  Before federal income taxes
    (including AFUDC)................         5.80X           6.34X           4.43X           4.09X           3.49X
    (excluding AFUDC)................         5.79X           6.32X           4.42X           4.08X           3.47X
  After federal income taxes
    (including AFUDC)................         3.98X           4.21X           3.14X           2.94X           2.56X
    (excluding AFUDC)................         3.96X           4.19X           3.13X           2.93X           2.55X

(1) REORGANIZATION

        OGE Energy Corp. ("Energy Corp.") became the parent company of the Company and its former subsidiary, Enogex, Inc. ("Enogex") on December 31, 1996. On that date, all outstanding Company common stock was exchanged on a share-for-share basis for common stock of Energy Corp. and the Company distributed its ownership of Enogex to Energy Corp. Although Enogex continues to operate as a subsidiary of Energy Corp., for purposes of this historical data, Enogex has been accounted for as discontinued operations.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(THOUSANDS EXCEPT PER SHARE AMOUNTS)          1999          1998          1997       1999    1998
==================================================================================================
Operating revenues......................   $1,286,844    $1,312,078    $1,191,690    (1.9)   10.1
Earnings available for common stock.....   $  139,041    $  159,605    $  118,709   (12.9)   34.5
Average shares outstanding..............       40,379        40,379        40,379     ---     ---
Earnings per average common share.......   $     3.44    $     3.95    $     2.94   (12.9)   34.4
Dividends paid per share................   $     2.56    $     3.90    $     2.68   (34.4)   45.5
==================================================================================================

        Earnings for 1999 decreased 12.9 percent from $3.95 per share in 1998 to $3.44 per share in 1999. The decrease was primarily the result of lower revenues due to cooler weather, lower recoveries under the Generation Efficiency Performance Rider ("GEP Rider"), lower margin sales to other utilities and power marketers ("off-system sales"), and was partially offset by continued customer growth and lower interest charges. The GEP Rider allows the Company to retain part of the fuel savings achieved through cost efficiencies and is discussed in more detail below. The 1998 increase is primarily the result of higher revenues due to warmer weather, the GEP Rider, higher margin off-system sales, customer growth and lower operation and maintenance expenses.

        The regulated utility business has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the Federal level. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their generation suppliers by July 1, 2002. In April 1999, Arkansas became the 18th state to pass a law calling for restructuring of the electric utility industry. The new law targets customer choice of electricity providers by January 1, 2002. The new Arkansas law is described in more detail below under "Competition; Regulation." If implemented as proposed, the new law will significantly affect the Company's future Arkansas operations. The Company's electric service area includes parts of western Arkansas, including Fort Smith, the second-largest metropolitan market in the state.

        The following discussion and analysis presents factors which had a material effect on the Company's operations and financial position during the last three years and should be read in conjunction with the Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant. Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and the other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

REVENUES

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(THOUSANDS)                                   1999          1998          1997       1999    1998
===================================================================================================
Sales of electricity to Company
  customers.............................. $ 1,258,950   $ 1,274,643   $ 1,168,663     (1.2)    9.1
Off-system sales.........................      27,894        37,435        23,027    (25.5)   62.6
----------------------------------------------------------------------------------
  Total operating revenues............... $ 1,286,844   $ 1,312,078   $ 1,191,690     (1.9)   10.1
===================================================================================================


System megawatt-hour sales...............  23,468,130    23,642,599    22,182,992     (0.7)    6.6
Off-system megawatt-hour sales...........     374,027       727,601     1,201,933    (48.6)  (39.5)
----------------------------------------------------------------------------------
  Total megawatt-hour sales..............  23,842,157    24,370,200    23,384,925     (2.2)    4.2
===================================================================================================

        Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Actions of the regulatory commissions that set the Company's electric rates will continue to affect the Company's financial results. The commissions also have the authority to examine the appropriateness of the Company's recovery from its customers of fuel costs, which include the transportation fees that the Company pays Enogex for transporting natural gas to the Company's generating units. See "Regulation; Competition" and Note 9 of Notes to Financial Statements for a discussion of the impact of the OCC's February 11, 1997, rate order on these transportation fees.

        Operating revenues decreased $25.2 million or 1.9 percent during 1999. In 1999, kilowatt-hour sales to Company customers ("system sales") and off-system sales decreased from 1998 levels that were the result of the record heat of 1998. Lower recoveries under the GEP Rider also contributed to lower revenues. The GEP Rider, which was implemented in 1997, allows the Company to retain part of the fuel savings achieved through cost efficiencies and is discussed in more detail below. Kilowatt-hour sales by the Company to other utilities decreased 48.6 percent in 1999. During 1998, operating revenues increased primarily due to higher system sales from warmer weather, the GEP Rider, higher margin off-system sales and customer growth.

        In February 1997, the OCC issued an order (the "1997 Order") that, among other things, effectively lowered the Company's rates to its Oklahoma retail customers by $50 million annually (based on a test year ended December 31,
1995). Of the $50 million rate reduction, approximately $45 million became effective on March 5, 1997, and the remaining $5 million became effective March 1, 1998. The 1997 Order also directed the Company to commence competitively bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting the completion of the recovery from ratepayers of the amortization premium paid by the Company when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation begins. Final firm bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, the Company filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, the Company stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to its six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, the Company offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. The Company has executed a new gas transportation contract with Enogex under which Enogex would continue serving the needs of the Company's power plants at a price to be paid by the Company of $33.4 million annually and, if the Company's proposal had been approved by the OCC, the Company would have recovered a portion of such amount ($25.2 million) from its ratepayers. The OCC Staff, the Office of the Oklahoma Attorney General and a coalition of industrial customers filed testimony questioning various parts of the Company's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of the Company's gas-fired plants be awarded to parties other than Enogex. The OCC Staff also filed testimony stating in substance that the Company's electric rates as a whole were appropriate and did not warrant a rate review. The Company negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, the Company withdrew its application, which withdrawal was approved by the OCC in December 1999. Based on filed testimony, the Company believes that Enogex properly won the competitive bid and, unless the Company's decision to award its gas transportation service to Enogex is abrogated by order of the OCC (which order is upheld on appeal), that it intends to fulfill its obligations under its new gas transportation contract with Enogex at a price of $33.4 million annually.

        The 1997 Order also established the GEP Rider, which is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel is less than 96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeds 103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that amount from Oklahoma customers. As explained below, the GEP Rider is currently under review by the OCC.

        The fuel cost information used to calculate the GEP Rider is based on fuel cost data submitted by each of the utilities in their Form No. 1 Annual Report filed with the FERC. The GEP Rider is revised effective July 1 of each year to reflect any changes in the relative annual cost of fuel reported for the preceding calendar year. For 1999, the GEP Rider contributed approximately $20.8 million to revenues, which was approximately $9.5 million, or approximately $0.14 per share lower than 1998. The current GEP Rider is estimated to positively impact revenue by $13.1 million or approximately $0.19 per share during the 12 months ending June 2000.

        On January 12, 2000, the Staff filed three applications to address various aspects of the Company's electric rates. Two of the applications were expected, while the third pertains to recoveries under the Company's fuel adjustment clause. The first application relates to the completion of the recovery of the amortization premium paid by the Company when it acquired Enogex in 1986 and the resulting removal of this $12.8 million from the amounts currently being paid annually by the Company to Enogex and being recovered by the Company from its ratepayers. The Company has consented to this action. The second application relates to a review of the GEP Rider, which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. The Company collected approximately $20.8 million pursuant to the GEP Rider during 1999. A hearing on the GEP Rider is scheduled in May 2000 and the

Company intends to support the retention of the GEP Rider with only minor modifications. The final application relates to a review of 1999 fuel cost recoveries. The Company assumes that this application also will be used to address the competitive bid process of its gas transportation service. The Company cannot predict the precise outcome of these proceedings at this time, but does not expect that they will have a material effect on its operations.

EXPENSES AND OTHER ITEMS

                                                                                   Percent Change
                                                                                   From Prior Year
                                                                                   ---------------
(DOLLARS IN THOUSANDS)                         1999          1998          1997      1999    1998
==================================================================================================

Fuel ....................................  $  350,814    $  356,781    $  319,494    (1.7)   11.7
Purchased power..........................     249,203       240,542       222,464     3.6     8.1
Other operation and maintenance..........     253,312       239,614       245,943     5.7    (2.6)
Depreciation and amortization............     119,059       116,214       114,760     2.4     1.3
Taxes other than income..................      44,892        43,130        42,991     4.1     0.3
----------------------------------------------------------------------------------
  Total operating expenses...............  $1,017,280    $  996,281    $  945,652     2.1     5.4
==================================================================================================

        Total operating expenses increased $21.0 million or 2.1 percent in 1999, primarily due to increases in other operation and maintenance.

        The Company's generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. In 1999, fuel costs decreased $5.9 million or 1.7 percent primarily due to a 3.4 percent decrease in total energy generated which offset a 1.9 percent increase in the average cost of fuel burned for generation of electricity. During 1998, fuel costs increased due to a modest increase in total generation and a slight increase in the average cost of fuel burned.

        The Company's purchased power costs increased $8.7 million or 3.6 percent in 1999 due in large part to emergency purchases in the aftermath of tornadoes, on May 3, 1999 and June 1, 1999, which inflicted heavy damage to the Company power supply, transmission and delivery systems. In 1999, the cost of purchased energy per kwh increased 8.7 percent. During 1998, purchased power costs increased $18.1 million or 8.1 percent primarily due to a 13 percent increase in the quantities purchased. During 1998, the Company also began purchasing power from Mid-Continent Power Company ("MCPC"). Payments to MCPC in 1998 were approximately $8 million. MCPC is a qualified cogeneration facility from which the Company is required to purchase peaking capacity through 2007. As required by the Public Utility Regulatory Policy Act ("PURPA"), the Company is currently purchasing power from qualified cogeneration facilities.

        Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs. Also, as explained below, the OCC Staff recently filed an application to review various issues under the Company's fuel adjustment clause in Oklahoma.

        The Company has initiated numerous ongoing programs that have helped reduce the cost of generating electricity over the last several years. These programs include: (i) utilizing a natural gas storage facility; (ii) spot market purchases of coal; (iii) renegotiated contracts for coal, gas, railcar maintenance and coal transportation; and (iv) a heat-rate awareness program to produce kilowatt-hours with less fuel. Reducing fuel costs helps the Company remain competitive, which in turn helps the Company's electric customers remain competitive in a global economy.

        Other operation and maintenance increased $13.7 million or 5.7 percent in 1999 primarily because of higher bad debt expense and expenses associated with the record number of tornadoes and severe thunderstorms that inflicted heavy damage to the Company's power supply and transmission and delivery systems. In 1998, other operation and maintenance expenses decreased $6.3 million or 2.6 percent primarily because of decreases in post retirement medical costs, bad debt expense, completion in February 1997 of the amortization of the $48.9 million regulatory asset established in connection with the Company's 1994 workforce reduction and general corporate expenses.

        The increases in depreciation and amortization for 1999 and 1998 reflects higher levels of depreciable plant.

        In 1999 and 1998, the increase in taxes other than income is primarily attributable to higher ad valorem taxes.

        The decrease in interest expense for 1999 was primarily due to lower general corporate interest charges. The decrease in interest expense for 1998 was attributable to the Company retiring $25 million of 6.375 percent First Mortgage Bonds in January 1998 and the successful refinancing of $100 million of long-term debt in 1998.

        In 1999, the provision for income taxes decreased $21.6 million or 20.3 percent due to lower pre-tax income from 1998 to 1999. In 1998, the provision for income taxes increased $34.4 million or 30.1 percent primarily due to significantly higher pre-tax income and normally occurring temporary differences.

LIQUIDITY, CAPITAL RESOURCES AND CONTINGENCIES

        The primary capital requirements for 1999 and as estimated for 2000 through 2002 are as follows:


(DOLLARS IN MILLIONS)                      1999      2000      2001       2002
================================================================================
Construction expenditures
  including AFUDC........................ $101.3    $109.0    $100.0     $100.0
Maturities of long-term debt.............    ---     110.0       ---        ---
--------------------------------------------------------------------------------

    Total................................ $101.3    $219.0    $100.0     $100.0
================================================================================

        The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities in its electric utility businesses, and to some extent, for satisfying maturing debt. The Company generally meets its cash needs through a combination of internally generated funds, short-term borrowings and permanent financing.

1999 CAPITAL REQUIREMENTS AND FINANCING ACTIVITIES

        Capital  requirements  were $101.3 million in 1999.  Approximately  $1.7 million of the 1999 capital requirements were to comply with environmental regulations. This compares to capital requirements of $96.7 million in 1998, of which $0.3 million were to comply with environmental regulations.

        During 1999, the Company's primary source of capital was internally generated funds from operating cash flows. Operating cash flow remained strong in 1999 as internally generated funds provided financing for all of the Company's capital expenditures. Variations in accounts receivable and accounts payable are not generally significant indicators of the Company's liquidity, as such variations are primarily attributable to fluctuations in weather in the Company's service territory, which has a direct effect on sales of electricity.

        The Company previously borrowed on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. In April 1997, these functions were transferred to Energy Corp. The Company now uses short-term borrowings from Energy Corp. to meet its temporary cash requirements. The Company had $55.5 million in short-term debt outstanding at December 31, 1999.

        On January 2, 1998, the Company retired $25 million  principal amount of
6.375 percent First Mortgage Bonds due January 1, 1998.

FUTURE CAPITAL REQUIREMENTS

        The Company's construction program for the next several years does not include additional base-load generating units. Rather, to meet the increased electricity needs of its customers during the foreseeable future, the Company will concentrate on maintaining the reliability and increasing the utilization of existing capacity and increasing demand-side management efforts.
Approximately $1.0 million of the Company's construction expenditures budgeted for 2000 are to comply with environmental laws and regulations.

        Future financing requirements may be dependent, to varying degrees, upon numerous factors outside the Company's control such as general economic conditions, abnormal weather, load growth, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new legislation and market entry of competing electric power generators.

FUTURE SOURCES OF FINANCING

        Management expects that internally generated funds will be adequate over the next three years to meet anticipated construction expenditures. Short-term borrowings will continue to be used to meet temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. At December 31, 1999, Energy Corp. had in place a line of credit for up to $200 million, with $100 million to expire on January 15, 2000 and the remaining $100 million to expire on January 15, 2004. In January 2000, Energy Corp.'s line of credit was increased to $300 million; with $200 million to expire on January 15, 2001 and $100 million to expire on January 15, 2004.

THE YEAR 2000 ISSUE (A NON-EVENT)

        There was a great deal of publicity about the Year 2000 ("Y2K") and the possible problems that information technology systems may have suffered as a result. As the Year 2000 approached, it was feared that date-sensitive systems might recognize the Year 2000 as 1900, or not at all, potentially causing systems, including those of the Company, its customers, suppliers, business partners and neighboring utilities to process critical financial and operational information incorrectly, if they were not Year 2000 ready. A failure to identify and correct any such processing problems prior to January 1, 2000 could have resulted in material operational and financial risks if the affected systems either ceased to function or produced erroneous data. However, the Company was aggressive and did its work well in addressing the risks associated with the Y2K issue. The Company's goal was to minimize the impact of Y2K and our goal was accomplished. Y2K was a non-event.

COSTS OF YEAR 2000 ISSUES

        With the Company's mainframe conversion in 1994, the SAP Enterprise Software installations for the financial and customer systems in 1997 and 1999, respectively, and the Energy Management System replacement in 1999, a number of Y2K issues were addressed as part of the Company's normal course upgrades to the information technology systems. These upgrades were already contemplated and provided additional benefits or efficiencies beyond the Year 2000 aspect. Since 1995, the Company has spent approximately $45 million on the mainframe conversion, the initial financial enterprise software systems, the customer care enterprise software installations and the SCADA/EMS replacement.

RISKS OF YEAR 2000 ISSUES

        The Company experienced only one minor problem which occurred on New Year's Day when a computer system in the Company's Outage Management System showed an error that was corrected within an hour with a vendor-provided patch. Although the Company has not experienced any major Y2K problems to date, the Company believes some risks still exist as it may take a full year to identify and address all the potential problems in the Company's business systems resulting from Y2K upgrades, corrections and patches.

CONTINGENCIES

        The Company is defending various claims and legal actions, including environmental actions, which are common to its operations. For a further discussion of these actions, including a lawsuit involving Trigen-Oklahoma City Energy Corporation, see Note 8 of Notes to Financial Statements. As to environmental matters, the Company has been designated as a "potentially responsible party" ("PRP") with respect to two waste disposal sites to which the Company sent materials. Remediation and required monitoring of one of these sites has been completed. While it is not possible to determine the precise outcome of these matters, in the opinion of management, the Company's ultimate liability for these sites will not be material.

        Beginning in 2000, the Company will be limited in the amount of sulfur dioxide it will be allowed to emit into the atmosphere. In order to comply with this limit the Company has contracted for lower sulfur coal. The Company believes this will allow it to meet this limit without additional capital expenditures. With respect to nitrogen oxides, the Company continues to meet the current emission standard. However, regulations on regional haze, the possibility of having a new ozone ambient standard that Oklahoma will not be able to meet, and Oklahoma's potential for not being able to meet the new particulate standards, could require further reductions in sulfur dioxide and nitrogen oxides. If this occurs, significant capital expenditures and increased operating and maintenance costs would result.

        In 1997, the United States was a signatory to the Kyoto Protocol on global warming. If ratified by the U.S. Senate, this Protocol could have a tremendous impact on the Company's operations, by requiring the Company to significantly reduce the use of coal as a fuel source, since the Protocol would require a seven percent reduction in greenhouse gas emissions below the 1990 level.

        The Oklahoma Department of Environmental Quality's CAAA Title V permitting program was approved by the EPA in March 1996. By March of 1997, the Company had submitted all required permit applications and by December 31, 2000 the Company expects to have new Title V permits for all of its major source generating stations. Air permit fees for generating stations were approximately $0.4 million in 1999 and are estimated to be about the same in 2000.

        By December 15, 2000, the EPA is expected to decide whether or not to regulate mercury emissions from coal-fired utility boilers. If the decision is made to regulate, limits on the amount of mercury emitted are expected to be proposed by December 2003 with the Company's compliance required by 2008. This could result in significant capital and operating expenditures.

COMPETITION; REGULATION

        As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"). Various amendments to the Act were enacted in 1998. If implemented as proposed, the Act will significantly affect the Company's future operations.

        The purpose of the Act, as set forth therein, is generally to restructure the electric utility industry to provide for more competition and, in particular, to provide for the orderly restructuring of the electric utility industry in Oklahoma in order to allow customers to choose their electricity suppliers while maintaining the safety and reliability of the electric system in the state.

        The Act directed the Joint Electric Utility Task Force, composed of seven members from the Oklahoma Senate and seven members from the Oklahoma House of Representatives, to undertake a study of all relevant issues relating to restructuring the electric utility industry in Oklahoma and to develop a proposed electric utility framework for Oklahoma. The study was to be delivered in several parts. As a result of the 1998 amendments, the time frame for the delivery of the remaining parts of the study was accelerated to October 1, 1999. This study addressed: (i) technical issues (including reliability, safety, unbundling of generation, transmission and distribution services, transition issues and market power); (ii) financial issues (including rates, charges, access fees, transition costs and stranded costs); (iii) consumer issues (such as the obligation to serve, service territories, consumer choices, competition and consumer safeguards); and (iv) tax issues (including sales and use taxes, ad valorem taxes and franchise fees).

        Neither the Oklahoma Tax Commission nor the OCC is authorized to issue any rules on such matters without the approval of the Oklahoma Legislature. Other provisions of the Act (i) authorize the Joint Electric Utility Task Force to retain consultants to study, among other things, the creation of an independent system operator, (ii) prohibit customer switching prior to July 1, 2002, except by mutual consent, (iii) prohibit municipalities that do not become subject to the Act, from selling power outside their municipal limits, except from lines owned on April 25, 1997, (iv) require a uniform tax policy be
established  by  July  1,  2002  and  (v)  require  out-of-state   suppliers  of
electricity and their affiliates who make retail sales of electricity in Oklahoma through the use of transmission and distribution facilities of in-state suppliers to provide equal access to their transmission and distribution facilities outside of

Oklahoma. The Act was modified during the 1999 session of the Oklahoma Legislature to clarify certain ambiguities by defining key terms in the act.

        With the completion of the studies described above in October 1999, the Oklahoma legislature is expected to implement additional legislation, which will address many specific issues associated with deregulation. Several bills have already been introduced. While the Company cannot predict the terms of the new legislation, the Company intends to participate actively in the legislative process.

        In April 1999, Arkansas became the 18th state to pass a law calling for restructuring of the electric utility industry at the retail level. The new law targets customer choice of electricity providers by January 1, 2002. The new law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the new law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require unbundled rates by July 1, 2000 for generation, transmission, distribution and customer service. As required by the new law, the APSC is in the process of adopting regulations that will implement the new law. The new law and related regulations will significantly affect the Company's future Arkansas operations. The Company's electric service area includes parts of western Arkansas, including Fort Smith, the second-largest metropolitan market in the state.

        The OCC also has adopted rules that are designed to make the gas utility business in Oklahoma more competitive. These rules do not impact the electric industry. Yet, if implemented, the rules are expected to offer increased opportunities to Enogex's pipeline and related businesses.

        These efforts to increase competition in the electric industry at the state level in Oklahoma and Arkansas have been paralleled and even surpassed by efforts at the federal level to increase competition in the wholesale markets for electricity. In October 1992, the National Energy Policy Act of 1992 ("Energy Act") was enacted. Among many other provisions, the Energy Act is designed to promote competition in the development of wholesale power generation in the electric utility industry. It exempts a new class of independent power producers ("IPPs") from regulation under the Public Utility Holding Company Act of 1935 and allows the FERC to order wholesale "wheeling" by public utilities to provide utility and non-utility generators access to public utility transmission facilities.

        Within four years of the enactment of the Energy Act, FERC issued Order 888 and Order 889 to facilitate third-party utilization of the transmission grid as the vehicle for developing a more competitive wholesale bulk power market. Order 888 requires all transmission owners to (i) offer comparable open-access transmission service for wholesale transactions under a tariff of general applicability on file at FERC and (ii) take transmission service for their own wholesale sales under their open-access tariff. Order 889 requires electric utilities to functionally separate their transmission and reliability functions from their wholesale power marketing functions. In this connection, Order 889 required electric utilities to develop and maintain an Open Access Same-Time Information System ("OASIS") to ensure that transmission customers have access to transmission information, through electronic means, that will enable them to obtain open-access transmission service on a basis comparable to a transmitting utility's own use of its system.

        The Energy Act, Orders 888 and 889, and other FERC policies and initiatives have had a tremendous impact on the development of a competitive wholesale power market. Utilities, including the Company, have increased their own in-house wholesale marketing efforts and the number of entities with whom they trade. Moreover, power marketers are an increasingly important presence in the industry.

These entities typically arbitrage wholesale price differentials by buying power produced by others in one market and selling it in another. IPPs also are becoming a more significant sector of the electric utility industry. In both Oklahoma and Arkansas, significant additions of new power plants have been announced, almost all of it from IPPs.

        Notwithstanding these developments in the wholesale power market, FERC recognized that impediments remained to the achievement of fully competitive wholesale markets including: (i) engineering and economic inefficiencies inherent in the current operation and expansion of the transmission grid and
(ii) continuing opportunities for transmission owners to discriminate in the operation of their transmission facilities in favor of their own or affiliated power marketing activities. Whereas FERC in the past only encouraged utilities to join and place their transmission systems under the operational control of independent system operators ("ISOs"), FERC, issued Order 2000 on December 20, 1999, its final rule on regional transmission organizations ("RTOs"). Order 2000 sets out a timetable for every jurisdictional utility (including the Company) to either join in an RTO filing, or, alternatively, to submit a filing by October 15, 2000 describing its efforts to join in an RTO, the reasons for not participating in an RTO proposal and any obstacles to participation, and its plans for further work toward participation. Public utilities that have already transferred control of their facilities to a FERC-approved RTO must file with FERC by January 15, 2001, a statement explaining, among other things, how such RTO has the minimum characteristics and performs the minimum functions identified by FERC in the final rule. These minimum characteristics and functions are intended to have the effect of turning the nation's transmission facilities into independently operated "common carriers" that offer comparable service to all would-be-users. Although adopting a voluntary approach towards RTO formation, FERC stressed that Order 2000 does not preclude it from requiring RTO participation.

        The Company is a member of the Southwest Power Pool ("SPP"), the regional reliability organization for Oklahoma, Arkansas, Kansas, Louisiana, Missouri and part of Texas. The Company participated with the SPP in the development of regional transmission tariffs and executed an Agency Agreement with the SPP to facilitate interstate transmission operations within this region. The Company presently intends to meet its obligations to transfer operational control of its transmission system to an RTO under Order 2000 and under the new Arkansas deregulation law through the SPP. The SPP has asked for FERC recognition as an ISO consistent with FERC's ISO guidelines in its Order 888 and related provisions in Order 2000. The transfer of operational control of the Company's transmission system to a FERC-approved RTO is not expected to impact significantly the Company's financial results. Yet, it is expected to increase the markets in which the Company can sell power at wholesale and, at the same time, to increase competition in such wholesale markets. As a low-cost producer of electricity with two of the most efficient power plants in the country, the Company expects to remain a competitive supplier of electricity.

        As discussed previously, legislation was enacted in Oklahoma and Arkansas that will restructure the electric utility industry in those states, assuming that all the conditions in the legislation are met. This legislation would deregulate the Company's electric generation assets and the continued use of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" with respect to the related regulatory assets may no longer be appropriate. This may result in either full recovery of generation-related regulatory assets (net of related regulatory liabilities) or a non-cash, pre-tax write-off as an extraordinary charge of up to $30 million, depending on the transition mechanisms developed by the legislature for the recovery of all or a portion of these net regulatory assets.

        The enacted Oklahoma and Arkansas legislation does not affect the Company's electric transmission and distribution assets and the Company believes that the continued use of SFAS No. 71 with respect to the related regulatory assets is appropriate. However, if utility regulators in Oklahoma and Arkansas were to adopt regulatory methodologies in the future that are not based on cost-of-service, the continued use of SFAS No. 71 with respect to the regulatory assets related to the electric transmission and distribution assets may no longer be appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, management believes that its regulatory assets, including those related to generation, are probable of future recovery.

        As stated previously, the OCC in its 1997 Order, directed the Company to commence competitively bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting the completion of the recovery from ratepayers of the amortization premium paid by the Company when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation begins. Final firms bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, the Company filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, the Company stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to its six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, the Company offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. The Company has executed a new gas transportation contract with Enogex under which Enogex would continue serving the needs of the Company's power plants at a price to be paid by the Company of $33.4 million annually and, if the Company's proposal had been approved by the OCC, the Company would have recovered a portion of such amount ($25.2 million) from its ratepayers. The OCC Staff, the office of the Oklahoma Attorney General and a coalition of industrial customers filed testimony questioning various parts of the Company's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of the Company's gas-fired plants be awarded to parties other than Enogex. The OCC Staff also filed testimony stating in substance that the Company's electric rates as a whole were appropriate and did not warrant a rate review. The Company negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, the Company withdrew its application, which withdrawal was approved by the OCC in December 1999. Based on filed testimony, the Company believes that Enogex properly won the competitive bid and, unless the Company's decision to award its gas transportation service to Enogex is abrogated by order of the OCC (which order is upheld on appeal), that it intends to fulfill its obligations under its new gas transportation contract with Enogex at a price of $33.4 million annually. Whether the Company will be able to recover the entire amount from its ratepayers has not been determined as explained below.

        On January 12, 2000, the Staff filed three applications to address various aspects of the Company's electric rates. Two of the applications were expected, while the third pertains to recoveries under the Company's fuel adjustment clause. The first application relates to the completion of the recovery of the amortization premium paid by the Company when it acquired Enogex in 1986 and the resulting removal of this $12.8 million from the amounts currently being paid annually by the Company to Enogex and being recovered by the Company from its ratepayers. The Company has consented to this action. The second application relates to a review of the GEP Rider, which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. The Company collected approximately $20.8 million pursuant to the GEP Rider during 1999. A hearing on the GEP Rider is scheduled in May 2000 and the Company intends to support the retention of the GEP Rider with only minor modifications. The final application relates to a review of 1999 fuel cost recoveries. The Company assumes that this application also will be used to address the competitive bid process of its gas transportation service. The Company cannot predict the precise outcome of these proceedings at this time, but does not expect that they will have a material effect on its operations.

        On February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The Staff recommended a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Staff and the Company reached a settlement for a $2.3 million annual rate reduction, which was approved by the APSC in August 1999.

        Besides the existing contingencies described above, and those described in Note 8 of Notes to Financial Statements, the Company's ability to fund its future operational needs and to finance its construction program is dependent upon numerous other factors beyond its control, such as general economic conditions, abnormal weather, load growth, inflation, new environmental laws or regulations, and the cost and availability of external financing.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will prospectively adopt this new standard effective January 1, 2001, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operation.

MARKET RISK

RISK MANAGEMENT

         The risk management process established by the Company is designed to measure both quantitative and qualitative risks in its businesses. A senior risk management committee has been established to review these risks on a regular basis. The Company is exposed to market risk relating to changes in interest rates.

INTEREST RATE RISK

         The Company's exposure to changes in interest rates relates primarily to long-term debt obligations and commercial paper. The Company manages its interest rate exposure by limiting its variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. The Company may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The following table itemizes the Company's long-term debt maturities and the weighted-average interest rates by maturity date.

=============================================================================================================
                                                                                                     1999
                                                                                                   Year-end
(DOLLARS IN MILLIONS)      2000       2001      2002      2003      2004    Thereafter   Total    Fair Value
-------------------------------------------------------------------------------------------------------------
Fixed rate debt
  Principal amount......  $110.0    $  ---    $  ---    $  ---    $  ---      $460.0     $  570.0    $  557.6
  Weighted-average
    interest rate.......   6.25%       ---       ---       ---       ---        7.02%        6.87%        ---
Variable-rate debt
  Principal amount......    ---        ---       ---       ---       ---      $135.4     $  135.4    $  135.4
  Weighted-average
    interest rate.......    ---        ---       ---       ---       ---        3.42%        3.42%        ---
=============================================================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------


                                                 BALANCE SHEETS


December 31 (DOLLARS IN THOUSANDS)                                    1999           1998           1997
============================================================================================================
ASSETS


CURRENT ASSETS:

  Cash and cash equivalents....................................    $    1,779     $      312     $      228

  Accounts receivable - customers, less reserve of $3,405,
    $2,441 and $3,583, respectively............................        96,212         91,434         92,379

  Accrued unbilled revenues....................................        40,200         22,500         36,900

  Accounts receivable - other..................................         8,074          7,723          9,795

  Fuel inventories, at LIFO cost...............................        75,465         47,081         43,577

  Materials and supplies, at average cost......................        30,311         25,894         24,481

  Prepayments and other........................................         3,100         28,641          2,533

  Accumulated deferred tax assets..............................         7,681          6,889          6,048
---------------------------------------------------------------    -----------    -----------    -----------
    Total current assets.......................................       262,822        230,474        215,941
---------------------------------------------------------------    -----------    -----------    -----------
OTHER PROPERTY AND INVESTMENTS, at cost........................        12,731         17,454         28,140
---------------------------------------------------------------    -----------    -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:

  In service...................................................     3,747,690      3,674,732      3,647,366

  Construction work in progress................................        15,575         28,439         18,910
---------------------------------------------------------------    -----------    -----------    -----------
    Total property, plant and equipment........................     3,763,265      3,703,171      3,666,276

      Less accumulated depreciation............................     1,810,898      1,727,472      1,653,771
---------------------------------------------------------------    -----------    -----------    -----------
  Net property, plant and equipment............................     1,952,367      1,975,699      2,012,505
---------------------------------------------------------------    -----------    -----------    -----------

DEFERRED CHARGES:

  Advance payments for gas.....................................        11,800         15,000         10,500

  Income taxes recoverable through future rates................        39,692         40,731         42,549

  Other........................................................        41,248         40,739         41,147
---------------------------------------------------------------    -----------    -----------    -----------
    Total deferred charges.....................................        92,740         96,470         94,196
---------------------------------------------------------------    -----------    -----------    -----------
TOTAL ASSETS...................................................    $2,320,660     $2,320,097     $2,350,782
===============================================================    ===========    ===========    ===========











THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


December 31 (DOLLARS IN THOUSANDS)                                    1999           1998           1997
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Accounts payable - affiliates................................    $   75,674     $   67,045     $   14,986

  Accounts payable.............................................        36,231         45,536         47,802

  Dividends payable............................................           ---            ---            571

  Customers' deposits..........................................        22,137         23,984         23,846

  Accrued taxes................................................        19,545         18,932         18,963

  Accrued interest.............................................        14,573         15,931         15,746

  Long-term debt due within one year...........................       110,000            ---         25,000

  Other........................................................        20,893         23,742         35,386
---------------------------------------------------------------    -----------    -----------    -----------
    Total current liabilities..................................       299,053        195,170        182,300
---------------------------------------------------------------    -----------    -----------    -----------

LONG-TERM DEBT.................................................       593,045        702,912        691,924
---------------------------------------------------------------    -----------    -----------    -----------


DEFERRED CREDITS AND OTHER LIABILITIES:

  Accrued pension and benefit obligation.......................        14,886         18,162         57,418

  Accumulated deferred income taxes............................       450,028        462,886        439,657

  Accumulated deferred investment tax credits..................        62,578         67,728         72,878

  Other........................................................        11,933         19,668          5,949
---------------------------------------------------------------    -----------    -----------    -----------
    Total deferred credits and other liabilities...............       539,425        568,444        575,902
---------------------------------------------------------------    -----------    -----------    -----------


STOCKHOLDERS' EQUITY:

  Common stockholders' equity..................................       512,446        512,446        512,444

  Retained earnings............................................       376,691        341,125        338,946

  Cumulative preferred stock...................................           ---            ---         49,266
---------------------------------------------------------------    -----------    -----------    -----------
    Total stockholder's equity.................................       889,137        853,571        900,656
---------------------------------------------------------------    -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................    $2,320,660     $2,320,097     $2,350,782
===============================================================    ===========    ===========    ===========







THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                         STATEMENTS OF CAPITALIZATION


December 31 (DOLLARS IN THOUSANDS)                                           1999           1998           1997
==================================================================================================================
COMMON STOCK AND RETAINED EARNINGS:
  Common stock, par value $2.50 per share;
    authorized 100,000,000 shares; and
    outstanding 40,378,745, 40,378,745,
    and 40,378,745 shares, respectively..............................    $  100,947     $  100,947     $  100,947
  Premium on capital stock...........................................       411,499        411,499        411,497
  Retained earnings..................................................       376,691        341,125        338,946
---------------------------------------------------------------------    -----------    -----------    -----------
      Total common stock and retained earnings.......................       889,137        853,571        851,390
---------------------------------------------------------------------    -----------    -----------    -----------
CUMULATIVE PREFERRED STOCK:
  Par value $20, authorized 675,000 shares - 4%;
    zero, zero, and 418,963 shares, respectively.....................           ---            ---          8,379
  Par value $100, authorized 1,865,000 shares-
    SERIES    SHARES OUTSTANDING
    4.20%     zero, zero, and 49,750 shares, respectively............           ---            ---          4,975
    4.24%     zero, zero, and 74,990 shares, respectively............           ---            ---          7,499
    4.44%     zero, zero, and 63,200 shares, respectively............           ---            ---          6,320
    4.80%     zero, zero, and 70,925 shares, respectively............           ---            ---          7,093
    5.34%     zero, zero, and 150,000 shares, respectively...........           ---            ---         15,000
---------------------------------------------------------------------    -----------    -----------    -----------
      Total cumulative preferred stock...............................           ---            ---         49,266
---------------------------------------------------------------------    -----------    -----------    -----------
LONG-TERM DEBT:
    SERIES    DATE DUE
    6.375%    January 1, 1998........................................           ---            ---         25,000
    7.125%    January 1, 1999........................................           ---            ---         12,500
    6.250%    Senior Notes Series B, October 15, 2000................       110,000        110,000        110,000
    7.125%    January 1, 2002........................................           ---            ---         40,000
    8.625%    November 1, 2007.......................................           ---            ---         35,000
    6.500%    Senior Notes Series D, July 15, 2017...................       125,000        125,000        125,000
    7.300%    Senior Notes Series A, October 15, 2025................       110,000        110,000        110,000
    6.650%    Senior Notes Series C, July 15, 2027...................       125,000        125,000        125,000
    6.500%    Senior Notes Series E, April 15, 2028..................       100,000        100,000            ---
  Other bonds-
    Var. %    Garfield Industrial Authority, January 1, 2025.........        47,000         47,000         47,000
    Var. %    Muskogee Industrial Authority, January 1, 2025.........        32,400         32,400         32,400
    Var. %    Muskogee Industrial Authority, June 1, 2027............        56,000         56,000         56,000
  Unamortized premium and discount, net..............................        (2,355)        (2,488)          (976)
---------------------------------------------------------------------    -----------    -----------    -----------
      Total long-term debt...........................................       703,045        702,912        716,924
        Less long-term debt due within one year......................       110,000            ---         25,000
---------------------------------------------------------------------    -----------    -----------    -----------
      Total long-term debt (excluding long-term
        debt due within one year)....................................       593,045        702,912        691,924
---------------------------------------------------------------------    -----------    -----------    -----------
Total Capitalization.................................................    $1,482,182     $1,556,483     $1,592,580
=====================================================================    ===========    ===========    ===========




THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                              STATEMENTS OF INCOME



Year ended December 31 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)       1999           1998           1997
================================================================================================================
OPERATING REVENUES.................................................    $1,286,844     $1,312,078     $1,191,690
-------------------------------------------------------------------    -----------    -----------    -----------
OPERATING EXPENSES:

  Fuel.............................................................       350,814        356,781        319,494

  Purchased power..................................................       249,203        240,542        222,464

  Other operation and maintenance..................................       253,312        239,614        245,943

  Depreciation and amortization....................................       119,059        116,214        114,760

  Taxes other than income..........................................        44,892         43,130         42,991
-------------------------------------------------------------------    -----------    -----------    -----------
    Total operating expenses.......................................     1,017,280        996,281        945,652
-------------------------------------------------------------------    -----------    -----------    -----------
OPERATING INCOME...................................................       269,564        315,797        246,038
-------------------------------------------------------------------    -----------    -----------    -----------
OTHER INCOME (EXPENSES):

  Interest charges.................................................       (45,939)       (48,871)       (55,947)

  Other, net.......................................................           381             (5)         3,627
-------------------------------------------------------------------    -----------    -----------    -----------
    Total other income (expenses)..................................       (45,558)       (48,876)       (52,320)
-------------------------------------------------------------------    -----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES.......................................       224,006        266,921        193,718

PROVISION FOR INCOME TAXES.........................................        84,965        106,583         72,724
-------------------------------------------------------------------    -----------    -----------    -----------
NET INCOME.........................................................       139,041        160,338        120,994

PREFERRED DIVIDEND REQUIREMENTS....................................           ---            733          2,285
-------------------------------------------------------------------    -----------    -----------    -----------
EARNINGS AVAILABLE FOR COMMON .....................................    $  139,041     $  159,605     $  118,709
===================================================================    ===========    ===========    ===========
AVERAGE COMMON SHARES OUTSTANDING (thousands)......................        40,379         40,379         40,379

EARNINGS PER AVERAGE COMMON SHARE..................................          3.44           3.95           2.94

AVERAGE COMMON SHARES OUTSTANDING ASSUMING DILUTION (thousands)....        40,379         40,379         40,379

EARNINGS PER AVERAGE COMMON SHARE ASSUMING DILUTION................    $     3.44     $     3.95     $     2.94
===================================================================    ===========    ===========    ===========




THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                   STATEMENTS OF RETAINED EARNINGS

Year ended December 31 (DOLLARS IN THOUSANDS)                         1999           1998           1997
============================================================================================================
BALANCE AT BEGINNING OF PERIOD.................................    $  341,125     $  338,946     $  328,630

ADD - net income...............................................       139,041        160,338        120,994

  Total........................................................       480,166        499,284        449,624

DEDUCT:

  Cash dividends declared on preferred stock...................           ---            733          2,285

  Cash dividends declared on common stock......................       103,475        157,426        108,393
---------------------------------------------------------------    -----------    -----------    -----------
    Total......................................................       103,475        158,159        110,678

BALANCE AT END OF PERIOD.......................................    $  376,691     $  341,125     $  338,946
===============================================================    ===========    ===========    ===========































THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                                       STATEMENTS OF CASH FLOWS

Year ended December 31 (DOLLARS IN THOUSANDS)                         1999           1998           1997
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................................    $  139,041     $  160,338     $  120,994
  Adjustments to Reconcile Net Income to Net Cash Provided
   from Operating Activities:
    Depreciation and amortization..............................       119,059        116,214        114,760
    Deferred income taxes and investment tax credits, net......       (16,945)        19,047         10,777
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers..........................        (4,778)           945          3,688
      Accrued unbilled revenues................................       (17,700)        14,400         (2,000)
      Fuel, materials and supplies inventories.................       (32,801)        (4,917)        12,792
      Accumulated deferred tax assets..........................          (792)          (841)         3,142
      Other current assets.....................................        25,190        (11,120)        35,269
      Accounts payable.........................................       (56,137)        49,793           (809)
      Accrued taxes............................................           613            (31)        (6,074)
      Accrued interest.........................................        (1,358)           185           (640)
      Other current liabilities................................        (4,696)         2,823        (26,614)
  Other operating activities...................................         2,047        (30,149)         2,014
---------------------------------------------------------------    -----------    -----------    -----------
        Net cash provided from operating activities............       150,743        316,687        267,299
---------------------------------------------------------------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.........................................      (101,263)       (96,678)      (100,079)
---------------------------------------------------------------    -----------    -----------    -----------
        Net cash used in investing activities..................      (101,263)       (96,678)      (100,079)
---------------------------------------------------------------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt.................................           ---       (112,500)      (321,000)
  Proceeds from long-term debt.................................           ---        100,000        306,000
  Short-term debt, net.........................................        55,462            ---        (41,400)
  Redemption of preferred stock................................           ---        (49,266)          (114)
  Cash dividends declared on preferred stock...................           ---           (733)        (2,285)
  Cash dividends declared on common stock......................      (103,475)      (157,426)      (108,393)
---------------------------------------------------------------    -----------    -----------    -----------
        Net cash used in financing activities..................       (48,013)      (219,925)      (167,192)
------------------------------------------------------------------------------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................         1,467             84             28
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............           312            228            200
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................    $    1,779     $      312     $      228
===============================================================    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).......................    $   46,257     $   47,814     $   54,248
    Income taxes...............................................    $   51,557     $   76,625     $   57,150
---------------------------------------------------------------    -----------    -----------    -----------
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

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

NOTES TO FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING RECORDS

        The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission ("FERC") and adopted by the Oklahoma Corporation Commission ("OCC") and the Arkansas Public Service Commission ("APSC"). Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates. Likewise, certain credits that would otherwise reduce expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Managements expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. At December 31, 1999, regulatory assets and regulatory liabilities are being amortized and reflected in rates charged to customers over periods up to 20 years.

        The components of deferred charges - other, on the Balance Sheets included the following, as of December 31:

DEFERRED CHARGES - OTHER

(DOLLARS IN THOUSANDS)                                                1999           1998           1997
============================================================================================================
Regulated Deferred Charges:

  Unamortized debt expense.....................................    $    5,196      $   5,611     $    5,779

  Unamortized loss on reacquired debt..........................        27,281         29,072         28,660

  Miscellaneous................................................         1,317          2,217            403
---------------------------------------------------------------    -----------    -----------     ----------
    Total regulated deferred charges...........................        33,794         36,900         34,842
---------------------------------------------------------------    -----------    -----------    -----------
Non-Regulated Deferred Charges:

  Miscellaneous................................................         7,454          3,839          6,305
---------------------------------------------------------------    -----------    -----------    -----------
    Total non-regulated deferred charges.......................         7,454          3,839          6,305
---------------------------------------------------------------    -----------    -----------    -----------
Total Deferred Charges.........................................    $   41,248     $   40,739     $   41,147
============================================================================================================


REGULATORY ASSETS AND LIABILITIES

(DOLLARS IN THOUSANDS)                                                1999           1998           1997
============================================================================================================
Regulatory Assets:

  Income taxes recoverable from customers......................    $   93,888     $  104,160     $  115,989

  Unamortized loss on reacquired debt..........................        27,281         29,072         28,660

  Miscellaneous................................................         1,317          2,217            403
---------------------------------------------------------------    -----------    -----------    -----------
    Total Regulatory Assets....................................       122,486        135,449        145,052

Regulatory Liabilities:

  Income taxes refundable to customers.........................       (54,196)       (63,429)       (73,440)
---------------------------------------------------------------    -----------    -----------    -----------
Net Regulatory Assets..........................................    $   68,290     $   72,020     $   71,612
============================================================================================================

        Management continuously monitors the future recoverability of regulatory assets. When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is reduced or written-off, as appropriate.

        If the Company were required to discontinue the application of SFAS No.71 for some or all of its operations, it could result in writing off the related regulatory assets; the financial effects of which could be significant.

ACCOUNTING PRONOUNCEMENTS

        In March 1998, the American Institute of Certified Public accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company adopted this new standard effective January 1, 1999. Adoption of this new standard did not have a material impact on financial position or results of operations.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will prospectively adopt this new standard effective January 1, 2001, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operations.

        In December 1998, the FASB Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF Issue 98-10"). EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. The Company adopted this new Issue effective January 1, 1999. Adoption of this Issue did not have a material impact on the financial position or results of operations.

USE OF ESTIMATES

        In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

DEPRECIATION

        The provision for depreciation, which was approximately 3.2 percent of the average depreciable utility plant, for each of the years 1999, 1998 and 1997, is provided on a straight-line method over the estimated service life of the property. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group procedure.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

        Allowance for funds used during construction ("AFUDC") is calculated according to FERC pronouncements for the imputed cost of equity and borrowed funds. AFUDC, a non-cash item, is reflected as a credit on the Statements of Income and a charge to construction work in progress.

        AFUDC rates, compounded semi-annually, were 5.36, 5.75 and 5.94 percent for the years 1999, 1998 and 1997, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of the financial instruments on the Balance Sheets not otherwise discussed in these notes approximate fair value.

CASH AND CASH EQUIVALENTS

        For purposes of these statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

        The Company's cash management program utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances totaled zero, $17.8 million and $18.5 million at December 31, 1999, 1998 and 1997, respectively, and are classified as accounts payable in the accompanying Balance Sheets. Sufficient funds were available to fund these outstanding checks when they were presented for payment.

HEAT PUMP LOANS

        The Company has a heat pump loan program, whereby, qualifying customers may obtain a loan from the Company to purchase a heat pump. Customer loans are available from a minimum of $1,500 to a maximum of $13,000 with a term of 6 months to 84 months. The finance rate is based upon short-term loan rates and is reviewed and updated periodically. The interest rates were 8.99 percent, 8.25 percent and 8.25 percent at December 31, 1999, 1998 and 1997, respectively.

        The current portion of these loans totaled $0.6 million, $1.0 million and $4.9 million at December 31, 1999, 1998 and 1997, respectively, and are classified as accounts receivable - customers in the accompanying Balance Sheets. The noncurrent portion of these loans totaled $2.3 million, $4.0 million and $19.1 million at December 31, 1999, 1998 and 1997, respectively, and are classified as other property and investments in the accompanying Balance Sheets. The Company sold approximately $12.7 million and $25.0 million of its heat pump loans in 1999 and 1998, respectively.

REVENUE RECOGNITION

        The Company's customers are billed monthly on a cycle basis. The Company accrues estimated revenues for services provided but not yet billed, as the cost of providing service is recognized as incurred.

AUTOMATIC FUEL ADJUSTMENT CLAUSES

        Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are charged to substantially all of the Company's electric customers through automatic fuel adjustment clauses, which are subject to periodic review by the OCC, the APSC and the FERC.

FUEL INVENTORIES

        Fuel inventories for the generation of electricity consist of coal, natural gas and oil. These inventories are accounted for under the last-in, first-out ("LIFO") cost method. The estimated replacement cost of fuel inventories was lower than the stated LIFO cost by approximately $0.9 million, $4.4 million, and $1.1 million for 1999, 1998 and 1997, respectively, based on the average cost of fuel purchased late in the respective years.

ACCRUED VACATION

        The Company accrues vacation pay by establishing a liability for vacation earned during the current year, but is not payable until the following year. The accrued vacation totaled $11.4 million, $12.5 million and $12.2 million at December 31, 1999, 1998 and 1997, respectively, and is classified as other current liabilities in the accompanying Balance Sheets.

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

RELATED PARTY TRANSACTIONS

        Energy Corp. allocated operating costs to the Company of approximately $81.9 million, $42.4 million and $2.7 million during 1999, 1998 and 1997, respectively. Energy Corp. distributes operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. Where more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the "Distragas" method. The Distragas method is a three-factor formula that uses an equal weighting of payroll, operating income and assets. The Company believes this method provides a reasonable basis for allocating common expenses.

        In 1999, 1998 and 1997, the Company paid Enogex approximately $41.5 million, $41.6 million and $41.7 million, respectively, for transporting gas to the Company's gas-fired generating stations. In 1997, the Company began purchasing a significant portion of its natural gas generation fuel supply through a subsidiary of Enogex. These purchases are priced based on a market basket of posted prices within the region and are priced similar to purchases, which had previously been made directly from unaffiliated sources. A current liability of approximately $6.6 million and $13.9 million at December 31, 1999 and 1998, respectively, is included in accounts payable - affiliates in the accompanying Balance Sheets for these activities.

RECLASSIFICATIONS

        Certain amounts have been reclassified on the financial statements to conform with the 1999 presentation.

2.      INCOME TAXES

        The items comprising tax expense are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                             1999           1998           1997
================================================================================================================
Provision For Current Income Taxes:

  Federal..........................................................    $   86,749     $   73,964     $   51,214

  State............................................................        15,016         12,563          9,330
-------------------------------------------------------------------    -----------    -----------    -----------
      Total Provision For Current Income Taxes.....................       101,765         86,527         60,544
-------------------------------------------------------------------    -----------    -----------    -----------
Provisions (Benefit) For Deferred Income Taxes, net:

  Federal

    Depreciation...................................................        (9,028)        (1,418)         5,856

    Repair allowance...............................................         1,978          1,200            794

    Removal costs..................................................         3,461           (220)           774

    Salvage........................................................        (3,131)           ---            ---

    Software implementation costs..................................           ---            ---          4,840

    Casualty losses................................................         5,167            ---            ---

    Company restructuring..........................................           100             22           (494)

    Pension expense................................................        (2,486)        13,733            ---

    Bond Redemption-unamortized costs..............................           249          8,458            ---

    Other..........................................................        (6,297)          (171)         2,252

  State............................................................        (1,809)         2,593          1,905
-------------------------------------------------------------------    -----------    -----------    -----------
      Total Provision  (Benefit) For Deferred Income Taxes, net....       (11,796)        24,197         15,927
-------------------------------------------------------------------    -----------    -----------    -----------
Deferred Investment Tax Credits, net...............................        (5,150)        (5,150)        (5,150)

Income Taxes Relating to Other Income and Deductions...............           146          1,009          1,403
-------------------------------------------------------------------    -----------    -----------    -----------
      Total Income Tax Expense.....................................    $   84,965     $  106,583     $   72,724
-------------------------------------------------------------------    -----------    -----------    -----------
Pretax Income......................................................    $  224,006     $  266,921     $  193,718
===================================================================    ===========    ===========    ===========

        The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

 Year ended December 31                                                      1999           1998           1997
================================================================================================================
Statutory federal tax rate.........................................          35.0%          35.0%          35.0%

State income taxes, net of federal income tax benefit..............           3.8            3.7            3.8

Tax credits, net...................................................          (2.3)          (1.9)          (2.7)

Other, net.........................................................           1.4            3.1            1.4
-------------------------------------------------------------------    -----------    -----------    -----------
  Effective income tax rate as reported............................          37.9%          39.9%          37.5%
===================================================================    ===========    ===========    ===========

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

        The  components  of  Accumulated  Deferred  Income Taxes at December 31,
1999, 1998 and 1997 are as follows:

Year ended December 31 (DOLLARS IN THOUSANDS)                           1999           1998           1997
============================================================================================================
Current Deferred Tax Assets:

  Accrued vacation.............................................    $    5,005     $    4,656     $    3,853

  Uncollectible accounts.......................................         1,428            945          1,540

  Capitalization of indirect costs.............................           249            172            106

  RAR interest.................................................           774            774            ---

  Provision for Worker's Compensation claims...................           225            342            549
---------------------------------------------------------------    -----------    -----------    -----------
      Accumulated deferred tax assets..........................    $    7,681     $    6,889     $    6,048
============================================================================================================
Deferred Tax Liabilities:

  Accelerated depreciation and other property-related
    differences................................................    $  415,213     $  423,527     $  423,488

  Allowance for funds used during construction.................        37,152         38,575         43,327

  Income taxes recoverable through future rates................        36,335         40,310         44,888
---------------------------------------------------------------    -----------    -----------    -----------
      Total....................................................       488,700        502,412        511,703
---------------------------------------------------------------    -----------    -----------    -----------
Deferred Tax Assets:

  Deferred investment tax credits..............................       (20,130)       (21,875)       (23,623)

  Income taxes refundable through future rates.................       (20,974)       (24,547)       (28,421)

  Postemployment medical and life insurance benefits...........          (290)        (1,811)        (3,131)

  Company pension plan.........................................        (5,892)        (1,447)       (15,503)

  Bond redemption-unamortized costs............................         9,640          9,353            ---

  Other........................................................        (1,026)           801         (1,368)
---------------------------------------------------------------    -----------    -----------    -----------
      Total....................................................       (38,672)       (39,526)       (72,046)
---------------------------------------------------------------    -----------    -----------    -----------
Accumulated Deferred Income Tax Liabilities....................    $  450,028     $  462,886     $  439,657
============================================================================================================

3.      COMMON STOCK AND RETAINED EARNINGS

        There were no new shares of common stock issued during 1999, 1998 or 1997. The slight increase in 1998 in premium on capital stock, as presented on the Statements of Capitalization, represents the gains associated with the repurchased preferred stock.

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

        The Company has previously incurred costs related to debt refinancings. Unamortized debt expense and unamortized loss on reacquired debt, and unamortized premium and discount on long-term debt are being amortized over the life of the respective debt and are classified as deferred charges -- other and long-term debt, respectively, in the accompanying Balance Sheets.

6.      SHORT-TERM DEBT

        The Company previously borrowed on a short-term basis, as necessary, by the issuance of commercial paper and by obtaining short-term bank loans. In April 1997, these functions were transferred to Energy Corp. At December 31, 1999, Energy Corp. had an agreement for a line of credit, up to $200 million, $100 million was to expire January 15, 2000, and the remaining $100 million was to expire on January 15, 2004. In January 2000, Energy Corp. increased its line of credit to $300 million ($200 million to expire on January 15, 2001 and $100 million to expire on January 15, 2004). The Company had $55.5 million short-term debt outstanding at December 31, 1999, which is classified as accounts payable-affiliates on the accompanying balance sheet. The Company did not have any short-term debt outstanding at December 31, 1998 or 1997.

7.      PENSION AND POSTEMPLOYMENT BENEFIT PLANS

        All eligible employees of the Company are covered by a non-contributory defined benefit pension plan. Under the plan, retirement benefits are primarily a function of both the years of service and the highest average monthly compensation for 60 consecutive months out of the last 120 months of service.

        It is the Company's policy to fund the plan on a current basis to comply with the minimum required contributions under existing tax regulations. The Company made contributions of $2.9 million during 1999 to increase the Plan's funded status. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

        A reconciliation of funded status of the plans and the amounts included in the company's balance sheets:

Projected benefit obligations are as follows:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1999         1998         1997               1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
Beginning obligations...........   $(303,925)   $(311,017)   $(277,396)         $ (81,495)   $ (87,557)   $ (90,683)

Service cost....................      (6,018)      (6,082)      (5,798)            (2,007)      (1,600)      (1,957)

Interest cost...................     (19,095)     (19,488)     (20,226)            (5,419)      (5,286)      (6,120)

Participant contributions.......         ---          ---          ---             (1,142)      (1,051)        (875)

Plan changes....................         ---       (2,888)         ---                ---          ---          ---

Actuarial gains (losses)........      44,347       (6,759)     (31,501)             6,692        6,283        3,159

Benefits paid...................      17,309       19,934       23,904              8,962        7,716        6,128

Expenses........................         708          206          ---                ---          ---          ---

Transfer to affiliate...........         ---       22,169          ---                ---          ---        2,791
--------------------------------------------------------------------------------------------------------------------
Ending obligations..............   $(266,674)   $(303,925)   $(311,017)         $ (74,409)   $ (81,495)   $ (87,557)
====================================================================================================================

Fair value of plans' assets:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1999         1998         1997               1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
Beginning fair value............   $ 265,649    $ 234,971    $ 217,208          $  50,588    $  45,619    $  39,066

Actual return on plans' assets..      19,582       27,560       32,547              3,139        4,968        8,047

Employer contributions..........       2,857       40,006        9,120              6,307        5,474        5,271

Participants' contributions.....         ---          ---          ---                980          915          874

Benefits paid...................     (17,309)     (19,934)     (23,904)            (7,287)      (6,388)      (6,128)

Expenses........................        (708)        (206)         ---                ---          ---          ---

Transfer to affiliate...........         ---      (16,748)         ---                ---          ---       (1,511)
--------------------------------------------------------------------------------------------------------------------
Ending fair value...............   $ 270,071    $ 265,649    $ 234,971          $  53,727    $  50,588    $  45,619
====================================================================================================================

Funded status of plans:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1999         1998         1997               1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
Funded status of the plans......   $   3,397    $ (38,276)   $ (76,046)         $ (20,682)   $ (30,907)   $ (41,938)

Unrecognized net gain (loss)....     (40,225)        (104)       1,702            (22,321)     (17,360)     (12,829)

Unrecognized prior service
  benefit.......................      34,242       37,147       40,017                ---          ---          ---

Unrecognized transition
  obligation....................      (2,347)      (3,520)      (5,053)            33,037       35,578       38,119
--------------------------------------------------------------------------------------------------------------------
Net balance sheet asset
  (liability)...................   $  (4,933)   $  (4,753)   $ (39,380)         $  (9,966)   $ (12,689)   $ (16,648)
====================================================================================================================

Net Periodic Benefit Cost:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1999         1998         1997               1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
Service cost....................   $   6,018    $   6,082    $   5,798          $   2,007    $   1,600    $   1,957

Interest cost...................      19,095       19,488       20,226              5,419        5,286        6,120

Return on plan assets...........     (23,809)     (19,173)     (18,620)            (3,844)      (4,309)      (3,445)

Amortization of transition
  obligation....................      (1,173)      (1,173)      (1,263)             2,541        2,541        2,622

Amortization of net gain
  (loss)........................         ---          ---          788             (1,196)      (2,129)        (792)

Net amount capitalized or
  deferred......................        (880)         ---          ---             (1,086)        (613)      (1,293)

Amortization of unrecognized
  prior service cost............       2,906        2,905        2,937                ---          ---          ---
--------------------------------------------------------------------------------------------------------------------
Net periodic benefit costs......   $   2,157    $   8,129    $   9,866          $   3,841    $   2,376    $   5,169
====================================================================================================================

Rate Assumptions:

====================================================================================================================
                                                                                           Postretirement
                                               Pension Plan                                Benefit Plans
--------------------------------------------------------------------------------------------------------------------
                                      1999         1998         1997               1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
Discount rate.....................    8.00%        6.75%        7.00%              8.00%        6.75%        7.00%

Rate of return on plans' assets...    9.00%        9.00%        9.00%              9.00%        9.00%        9.00%

Compensation increases............    4.50%        4.50%        4.50%              4.50%        4.50%        4.50%

Assumed health care cost trend:

  Initial trend...................      N/A          N/A          N/A              7.00%        7.50%        8.25%

  Ultimate trend rate.............      N/A          N/A          N/A              4.50%        4.50%        4.50%

  Ultimate trend year.............      N/A          N/A          N/A               2007         2007         2007
====================================================================================================================
N/A - not applicable

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans.

        The effects of a one-percentage point increase on the aggregate of the service and interest components of the net periodic postretirement health care benefits would be approximately $0.8 million, $0.8 million and $0.9 million at December 31, 1999, 1998 and 1997, respectively. The effects of a one-percentage point decrease on the aggregate of the service and interest components of the net periodic postretirement health care benefits would be decreases of approximately $0.7 million, $0.6 million and 0.9 million at December 31, 1999, 1998 and 1997, respectively.

        The effects of a one-percentage point increase on the aggregate of accumulated postretirement benefit obligation for health care benefits would be approximately $6.1 million, $7.2 million and $10.2 million at December 31, 1999, 1998 and 1997, respectively. The effects of a one-percentage point decrease on the aggregate of accumulated postretirement benefit obligation for health care benefits would be decreases of approximately $5.2 million, $6.1 million and $8.5 million at December 31, 1999, 1998 and 1997, respectively.

8.      COMMITMENTS AND CONTINGENCIES

        The Company has entered into purchase commitments in connection with its construction program and the purchase of necessary fuel supplies of coal and natural gas for its generating units. The Company's construction expenditures for 2000 are estimated at $100.0 million.

        The Company acquires some of its natural gas for boiler fuel under four well-head contracts, some of which contain provisions allowing the owners to require prepayments for gas if certain minimum quantities are not taken. At December 31, 1999, 1998 and 1997, outstanding prepayments for gas, including the amounts classified as current assets, under these contracts were approximately $14.9 million, $15.2 million and $10.7 million respectively.

        At December 31, 1999, the Company held non-cancelable operating leases covering 1,495 coal hopper railcars. Rental payments are charged to fuel expense and recovered through the Company's tariffs and automatic fuel adjustment clauses. The leases have purchase and renewal options. Future minimum lease payments due under the railcar leases, assuming the leases are renewed under the renewal option are as follows:

         (DOLLARS IN THOUSANDS)
         2000....................  $ 4,990     2003.................... $ 4,708
         2001....................    4,896     2004....................   4,615
         2002....................    4,802     2005 and beyond.........  44,562
                                                                       ---------
           Total Minimum Lease Payments................................ $68,573
                                                                       =========

        Rental payments under operating leases were approximately $4.9 million in 1999, $5.3 million in 1998, and $5.4 million in 1997.

        The Company is required to maintain the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Pregressive Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

        The Company had entered into an agreement with Central Oklahoma Oil and Gas Corp. ("COOG"), an unrelated third-party to develop a natural gas storage facility. Operation of the gas storage facility proved beneficial by allowing the Company to lower fuel costs by base loading coal generation, a less costly fuel supply. During 1996, the Company completed negotiations and contracted with COOG for gas storage service. Pursuant to the contract, COOG reimbursed the Company for all outstanding cash advances and interest amounting to approximately $46.8 million. The Company also entered into a bridge financing agreement as guarantor for COOG. In July 1997, COOG obtained permanent financing and issued a note in the amount of $49.5 million. The proceeds from the permanent financing were applied to repay the outstanding bridge financing. In connection with the permanent financing, Energy Corp. entered into a note purchase agreement, where it has agreed, upon the occurrence of a monetary default by COOG on its permanent financing, to purchase COOG's note at a price equal to the unpaid principal and interest under the COOG note.

        The Company has entered into agreements with four qualifying cogeneration facilities having initial terms of 3 to 32 years. These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978 ("PURPA"). Stated generally, PURPA and the regulations thereunder promulgated by FERC require the Company to purchase power generated in a manufacturing process from a qualified cogeneration facility ("QF"). The rate for such power to be paid by the Company was approved by the OCC. The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by the Company; the other is a capacity charge which the Company must pay the QF for having the capacity available. However, if no electrical power is made available to the Company for a period of time (generally three months), the Company's obligation to pay the capacity charge is suspended. The total cost of cogeneration payments is recoverable in rates from customers.

        During 1999, 1998, and 1997, the Company made total payments to cogenerators of approximately $229.3 million, $226.5 million, and $212.2 million, of which $188.8 million, $185.5 million, and $176.2 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Statements of Income as purchased power. The future minimum capacity payments under the contracts for the next five years are approximately: 2000 - $190 million, 2001 - $191 million, 2002 - $192 million, 2003 - $163 million and 2004 - $151 million.

        Approximately $1.0 million of the Company's construction expenditures budgeted for 2000 are to comply with environmental laws and regulations.

        The  Company's   management  believes  all  of  its  operations  are  in
substantial compliance with present federal, state and local environmental standards. It is estimated that the Company's total expenditures for capital, operating, maintenance and other costs to preserve and enhance environmental quality will be approximately $44.4 million during 2000, compared to approximately $43.0 million in 1999. The Company continues to evaluate its environmental management systems to ensure compliance with existing and proposed environmental legislation and regulations and to better position itself in a competitive market.

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

        The Company is a party to two separate actions brought by the EPA concerning cleanup of disposal sites. The Company was not the owner or operator of those sites, rather the Company, along with many others, shipped materials to the owners or operators of the sites who disposed of the materials. Remediation and required monitoring at one of these sites has been completed and a consent decree from the EPA is being obtained for this site. The Company's total waste disposed at the remaining site is minimal and on February 15, 1996, the Company elected to participate in the de minimis settlement offered by EPA. One of the other potentially responsible parties is currently contesting the Company's participation as a de minimis party. Regardless of the outcome of this issue, the Company believes its ultimate liability for this site is minimal.

        In August 1999, the Company announced the reactivation of two of its generators that have been idle for several years. These two generators together produce approximately 115 megawatts of additional peak-load. The total cost of this reactivation project is expected to be approximately $9 million. By June 1, 2000, the Company plans to begin using these generators, increasing its electric generating capacity by approximately two percent.

        Trigen-Oklahoma City Energy Corp. ("Trigen") sued the Company in the United States District Court, Western District of Oklahoma, alleging numerous causes of action, including monopolization of cooling services in violation of the Sherman Act. On December 21, 1998, the jury awarded Trigen in excess of $30 million in actual and punitive damages. On February 19, 1999, the trial court entered judgment in favor of Trigen as follows: (i) $6.8 million for various antitrust violations, (ii) $4 million for tortious interference with an existing contract, (iii) $7 million for tortious interference with a prospective economic advantage and (iv) $10 million in punitive damages. The trial judge, in a companion order, acknowledged that portions of the judgment could be duplicative, that the antitrust amounts could be tripled and that parties should address these issues in their post-trial motions. On January 25, 2000, a trial judge rejected the Company's post-trial motions to reverse the jury verdict or to grant the Company a new trial. The judge did, however, reduce the original $30 million judgment against the Company to $20 million. On February 4, 2000, the Company filed a notice of appeal. In addition, Trigen has filed a motion seeking attorneys' fees and costs in an amount over $3 million. While the outcome of an appeal is uncertain, legal counsel and management believe it is not probable that Trigen will ultimately succeed in preserving the verdicts. Accordingly, the Company has not accrued any loss associated with the damages awarded. The Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.

        In the normal course of business, other lawsuits, claims, environmental actions and other governmental proceedings arise against the Company. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on the Company's financial position or results of operations.

9.      RATE MATTERS AND REGULATION

        The OCC in its 1997 Order, directed the Company to commence competitively bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting the completion of the recovery from ratepayers of the amortization premium paid by the Company when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation begins. Final firms bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, the Company filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, the Company stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to its six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, the Company offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. The Company has executed a new gas transportation contract with Enogex under which Enogex would continue serving the needs of the Company's power plants at a price to be paid by the Company of $33.4 million annually and, if the Company's proposal had been approved by the OCC, the Company would have recovered a portion of such amount ($25.2 million) from its ratepayers. The OCC Staff, the Office of the Oklahoma Attorney General and a coalition of industrial customers filed testimony questioning various parts of the Company's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of the Company's gas-fired plants be awarded to parties other than Enogex. The OCC Staff also filed testimony stating in substance that the Company's electric rates as a whole were appropriate and did not warrant a rate review. The Company negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, the Company withdrew its application, which withdrawal was approved by the OCC in December 1999. Based on filed testimony, the Company believes that Enogex properly won the competitive bid and, unless the Company's decision to award its gas transportation service to Enogex is abrogated by order of the OCC (which order is upheld on appeal), that it intends to fulfill its obligations under its new gas transportation contract with Enogex at a price of $33.4 million annually. Whether the Company will be able to recover the entire amount from its ratepayers has not been determined as explained below.

        On January 12, 2000, the Staff filed three applications to address various aspects of the Company's electric rates. Two of the applications were expected, while the third pertains to recoveries under the Company's fuel adjustment clause. The first application relates to the completion of the recovery of the amortization premium paid by the Company when it acquired Enogex in 1986 and the resulting removal of this $12.8 million from the amounts currently being paid annually by the Company to Enogex and being recovered by the Company from its ratepayers. The Company has consented to this action. The second application relates to a review of the GEP Rider, which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. The Company collected approximately $20.8 million pursuant to the GEP Rider during 1999. A hearing on the GEP Rider is scheduled in May 2000 and the Company intends to support the retention of the GEP Rider with only minor modifications. The final application relates to a review of 1999 fuel cost recoveries. The Company assumes that this application also will be used to address the competitive bid process of its gas transportation service. The Company cannot predict the precise outcome of these proceedings at this time, but does not expect that they will have a material effect on its operations.

        On February 13, 1998, the APSC Staff filed a motion for a show cause order to review the Company's electric rates in the State of Arkansas. The Staff recommended a $3.1 million annual rate reduction (based on a test year ended December 31, 1996). The Staff and the Company reached a settlement for a $2.3 million annual rate reduction and the APSC issued an order approving the settlement on August 6, 1999.

10.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of Long-Term Debt and Preferred Stocks is estimated based on quoted market prices and management's estimate of current rates available for similar issues.

        Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                 1999                        1998                        1997
                                         -------------------         -------------------         ------------------
                                         CARRYING      FAIR          Carrying      Fair          Carrying     Fair
(DOLLARS IN THOUSANDS)                    AMOUNT       VALUE          Amount       Value          Amount      Value
======================================================================================================================
Long-Term Debt and Preferred Stock:

  Senior Notes........................   $457,645    $422,181        $567,512    $593,313        $556,524    $594,357

  Industrial Authority Bonds..........    135,400     135,400         135,400     135,400         135,400     135,400

  Preferred Stock:

    4% - 5.34% Series - zero, zero
    and 827,828 shares,
    respectively......................        ---         ---             ---         ---          49,266      49,997
======================================================================================================================

Report of Independent Public Accountants
----------------------------------------

TO THE SHAREOWNER OF
OKLAHOMA GAS AND ELECTRIC COMPANY:

        We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (an Oklahoma corporation) as of December 31, 1999, 1998 and 1997, and the related statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                          /s/ Arthur Andersen LLP
                                              Arthur Andersen LLP


Oklahoma City, Oklahoma,
January 20, 2000

Report of Management
--------------------


TO OUR SHAREOWNER:

        The management of the Company is responsible for the preparation, integrity and objectivity of the financial statements of the Company and other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. As appropriate, the statements include amounts based on informed estimates and judgments of management.

        The management of the Company has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Key elements of this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent certified public accountants concerning the Company's system of internal control and takes timely and appropriate actions to alleviate their concerns. Management believes that, as of December 31, 1999, the Company's system of internal control was adequate to accomplish the objectives discussed herein.

        The Board of Directors of the Company addresses its oversight responsibility for the financial statements through its Audit Committee, which is composed of directors who are not employees of the Company. The Audit Committee meets regularly with the Company's management, internal auditors and independent certified public accountants to review matters relating to financial reporting, auditing and internal control. To ensure auditor independence, both the internal auditors and independent certified public accountants have full and free access to the Audit Committee.

        The independent certified public accounting firm of Arthur Andersen LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States, the financial statements of the Company and its subsidiaries and to issue their report thereon.



     /s/ Steven E. Moore                         /s/ Al M. Strecker
    ----------------------------------------     -------------------------------
     Steven E. Moore, Chairman of the Board,     Al M. Strecker, Executive Vice
       President and Chief Executive Officer       President and Chief Operating
                                                   Officer



     /s/ James R. Hatfield                        /s/ Donald R. Rowlett
    ----------------------------------------     -------------------------------
     James R. Hatfield, Sr. Vice President,       Donald R. Rowlett, Vice
       Chief Financial Officer and Treasurer        President and Controller

Supplementary Data
------------------

Interim Financial Information  (Unaudited)

        In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods:


Quarter ended (DOLLARS IN THOUSANDS EXCEPT                      Dec 31      Sep 30       Jun 30       Mar 31
PER SHARE DATA)
=============================================================================================================
Operating revenues.............................    1999      $ 257,616   $ 464,982    $ 314,102    $ 250,144
                                                   1998        265,207     474,209      336,017      236,645
                                                   1997        264,052     417,612      282,148      227,878
=============================================================================================================

Operating income...............................    1999      $  18,300   $ 163,268    $  60,697    $  27,299
                                                   1998         29,336     193,695       85,886        6,880
                                                   1997         25,236     153,972       60,512        6,318
=============================================================================================================

Net income (loss)..............................    1999      $   7,370   $  87,753    $  33,729    $  10,189
                                                   1998         10,607     105,931       45,879       (2,079)
                                                   1997          9,155      86,601       29,123       (3,885)
=============================================================================================================

Earnings (loss) available for common stock.....    1999      $   7,370   $  87,753    $  33,729    $  10,189
                                                   1998         10,607     105,931       45,879       (2,812)
                                                   1997          8,584      86,030       28,551       (4,456)
=============================================================================================================

Earnings (loss) per average common share.......    1999      $    0.18   $    2.17    $    0.84    $    0.25
                                                   1998           0.26        2.62         1.14        (0.07)
                                                   1997           0.21        2.13         0.71        (0.11)
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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT.
         ----------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

        Items 10, 11, 12 and 13 are omitted pursuant to General Instruction I of Form 10-K, since the conditions set forth in General Instructions I (1)(a) and
(b) with respect to wholly owned subsidiaries have been met.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
----------------------------------------------------
         REPORTS ON FORM 8-K.
         --------------------

(A) 1. FINANCIAL STATEMENTS
---------------------------

        The following financial statements and supplementary data are included in Part II, Item 8 of this Report:

o       Balance Sheets at December 31, 1999, 1998 and 1997

o       Statements  of Income for the years ended  December 31,  1999,  1998 and
        1997

o Statements of Retained Earnings for the years ended December 31, 1999, 1998 and 1997

o       Statements of Capitalization at December 31, 1999, 1998 and 1997

o       Statements of Cash Flows for the years ended December 31, 1999, 1998 and
        1997

o       Notes to Financial Statements

o       Report of Independent Public Accountants

o       Report of Management

                  SUPPLEMENTARY DATA
                  ------------------

o       Interim Financial Information

2. FINANCIAL STATEMENT SCHEDULE (INCLUDED IN PART IV)                       PAGE
-----------------------------------------------------                       ----

    Schedule II - Valuation and Qualifying Accounts                          71

    Report of Independent Public Accountants                                 72

    Financial Data Schedule                                                  79

        All other schedules have been omitted since the required information is not applicable or is not material, or because the information required is included in the respective financial statements or notes thereto.

3. EXHIBITS
-----------

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

4.02     Copy of Supplemental Trust Indenture No. 1, dated
              October 16, 1995, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company's Form 8-K Report dated October 23, 1995 (File No. 1-1097) and incorporated by reference herein)

4.03     Supplemental Indenture No.2, dated as of July 1, 1997,
              being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed on July 17, 1997 (File No. 1-1097) and incorporated by reference herein)

4.04     Supplemental Indenture No. 3, dated as of April 1, 1998,
              being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form
              8-K filed on April 16, 1998 (File No. 1-1097) and incorporated by reference herein)

10.01    Coal Supply Agreement dated March 1, 1973, between
              the Company and Atlantic Richfield Company.  (Filed as
              Exhibit 5.19 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.02    Amendment dated April 1, 1976, to Coal Supply
              Agreement dated March 1, 1973, between the Company and Atlantic Richfield Company, together with related correspondence. (Filed as Exhibit 5.21 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.03    Second Amendment dated March 1, 1978, to Coal Supply
              Agreement dated March 1, 1973, between the Company and Atlantic Richfield Company. (Filed as Exhibit 5.28 to Registration Statement No. 2-62208 and incorporated by reference herein)

10.04    Amendment dated June 27, 1990, between the Company and Thunder
              Basin Coal Company, to Coal Supply Agreement dated March 1, 1973, between the Company and Atlantic Richfield Company. (Filed as Exhibit 10.04 to the Company's Form 10-K Report for the year ended
              December 31, 1994 (File No. 1-1097) and incorporated by reference herein) [Confidential Treatment has been requested for certain portions of this exhibit.]

10.05    Form of Change of Control Agreement for Officers of the Company
              and Energy Corp. (Filed as Exhibit 10.07 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996
              (File No. 1-12579) and incorporated by reference herein)

10.06    Energy Corp. Directors' Deferred Compensation Plan
              (Filed as Exhibit 10.06 to Energy Corp.'s
              Form 10-K Report for the year ended December 31, 1999, (File No. 1-12579) and incorporated by reference herein)

10.07    Energy Corp.'s Stock Incentive Plan. (Filed as Exhibit 10.07
              to Energy Corp.'s Form 10-K Report for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein)

10.08    Company's Restoration of Retirement Income Plan, as amended.
              (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996 (File
              No. 1-12579) and incorporated by reference herein)

10.09    Company's Supplemental Executive Retirement Plan.
              (Filed as Exhibit 10.15 to Energy Corp.'s Form 10-K
              Report for the year ended December 31, 1996,  File
              No. 1-12579 and incorporated by reference herein)

10.10    Energy Corp.'s Annual Incentive Compensation Plan.
              (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein)

10.11    Energy Corp.'s Deferred Compensation Plan. (Filed as Exhibit 4
              to Energy Corp.'s Form S-8 Registration Statement
              No. 333-92423 and incorporated by reference herein)

23.01    Consent of Arthur Andersen LLP.

24.01    Power of Attorney.

27.01    Financial Data Schedule.

99.01    Cautionary Statement for Purposes of the "Safe Harbor"
              Provisions of the Private Securities Litigation
              Reform Act of 1995

              Executive Compensation Plans and Arrangements
              ---------------------------------------------

10.05    Form of Change of Control Agreement for Officers of the Company and
              Energy Corp.  (Filed as Exhibit 10.07 to Energy Corp.'s
              Form 10-K Report for the year ended December 31, 1996
              (File No. 1-12579) and incorporated by reference herein)

10.06    Energy Corp. Directors' Deferred Compensation Plan
              (Filed as Exhibit 10.06 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1999 (File No. 1-12579) and incorporated by reference herein)

10.07    Energy Corp.'s Stock Incentive Plan. (Filed as Exhibit 10.07
              to Energy Corp.'s Form 10-K Report for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein)

10.08    Company's Restoration of Retirement Income Plan, as amended.
              (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

10.09    Company's Supplemental Executive Retirement Plan.
              (Filed as Exhibit 10.15 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996 (File No. 1-12579) and incorporated by reference herein)

10.10    Energy Corp.'s Annual Incentive Compensation Plan.
              (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K
              Report for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein)

10.11    Energy Corp.'s Deferred Compensation Plan. (Filed as Exhibit 4
              to Energy Corp.'s Form S-8 Registration Statement
              No. 333-92423 and incorporated by reference herein)

(B)  REPORTS ON FORM 8-K
------------------------

         Item 5.  Other Events, dated July 8, 1999.

         Item 5.  Other Events, dated July 16, 1999.

         Item 5.  Other Events, dated December 8, 1999.

                        OKLAHOMA GAS AND ELECTRIC COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



               COLUMN A                   COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
                                           BALANCE         CHARGED TO       CHARGED TO                          BALANCE
                                          BEGINNING        COSTS AND          OTHER                             END OF
DESCRIPTION                                OF YEAR          EXPENSES         ACCOUNTS         DEDUCTIONS         YEAR
-----------                               ---------        ---------------------------        ----------       --------

  1999                                                                     (THOUSANDS)


Reserve for Uncollectible Accounts         $ 2,441          $ 8,596             -               $ 7,632         $ 3,405


  1998


Reserve for Uncollectible Accounts         $ 3,583          $11,507             -               $12,649         $ 2,441


  1997


Reserve for Uncollectible Accounts         $ 3,520          $ 7,297             -               $ 7,234         $ 3,583

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Oklahoma Gas and Electric Company:

        We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Oklahoma Gas and Electric Company included in this Form 10-K, and have issued our report thereon dated January 20, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 67, Item 14 (a)
2. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           / s / Arthur Andersen LLP
                                                 Arthur Andersen LLP


Oklahoma City, Oklahoma,
January 20, 2000

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 24th day of March, 2000.

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


         Signature                         Title                       Date
-----------------------------     -----------------------         --------------
/ s / Steven E. Moore
Steven E. Moore                   Principal Executive
                                    Officer and Director;         March 24, 2000

/ s / James R. Hatfield
James R. Hatfield                 Principal Financial
                                    Officer; and                  March 24, 2000
/ s / Donald R. Rowlett
Donald R. Rowlett                 Principal Accounting
                                    Officer.                      March 24, 2000

         Herbert H. Champlin          Director;

         Luke R. Corbett              Director;

         William E. Durrett           Director;

         Martha W. Griffin            Director;

         Hugh L. Hembree, III         Director;

         Robert Kelley                Director;

         Bill Swisher                 Director; and

         Ronald H. White, M.D.        Director.


/ s /  Steven E. Moore
By Steven E. Moore (attorney-in-fact)                             March 24, 2000

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

4.02     Copy of Supplemental Trust Indenture No. 1 dated
              October 16, 1995, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company's Form 8-K Report dated October 23, 1995 (File No. 1-1097) and incorporated by reference herein)

4.03     Supplemental Indenture No. 2, dated as of July 1, 1997,
              being a supplemental instrument to Exhibit 4.01 hereto (Filed as Exhibit 4.01 to OG&E's Form 8-K Report filed on July 17, 1997 (File No. 1-1097) and incorporated by reference herein)

4.04     Supplemental Indenture No. 3, dated as of April 1, 1998,
              being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form
              8-K Report filed on April 16, 1998 (File No. 1-1097) and incorporated by reference herein)

10.01    Coal Supply Agreement dated March 1, 1973, between
              the Company and Atlantic Richfield Company.  (Filed as
              Exhibit 5.19 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.02    Amendment dated April 1, 1976, to Coal Supply
              Agreement dated March 1, 1973, between the Company and Atlantic Richfield Company, together with related correspondence. (Filed as Exhibit 5.21 to Registration Statement No. 2-59887 and incorporated by reference herein)

10.03    Second Amendment dated March 1, 1978, to Coal Supply
              Agreement dated March 1, 1973, between the Company and Atlantic Richfield Company. (Filed as Exhibit 5.28 to Registration Statement No. 2-62208 and incorporated by reference herein)

10.04    Amendment dated June 27, 1990, between the Company and Thunder
              Basin Coal Company, to Coal Supply Agreement dated March 1, 1973, between the Company and Atlantic Richfield Company. (Filed as Exhibit 10.04 to the Company's Form 10-K Report for the year ended
              December 31, 1994 (File No. 1-1097) and incorporated by reference herein) [Confidential Treatment has been requested for certain portions of this exhibit.]

10.05    Form of Change of Control Agreement for Officers of the Company
              and Energy Corp. (Filed as Exhibit 10.07 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996
              (File No. 1-12579) and incorporated by reference herein)

10.06    Energy Corp. Directors' Deferred Compensation Plan
              (Filed as Exhibit 10.06 to Energy Corp.'s
              Form 10-K Report for the year ended December 31, 1999 (File No. 1-12579) and incorporated by reference herein)

10.07    Energy Corp.'s Stock Incentive Plan. (Filed as Exhibit 10.07
              to Energy Corp.'s Form 10-K Report for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein)

10.08    Company's Restoration of Retirement Income Plan, as amended.
              (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1996 (File
              No. 1-12579) and incorporated by reference herein)

10.09    Company's Supplemental Executive Retirement Plan.
              (Filed as Exhibit 10.15 to Energy Corp.'s Form 10-K
              Report for the year ended December 31, 1996 (File
              No. 1-12579) and incorporated by reference herein)

10.10    Energy Corp.'s Annual Incentive Compensation Plan.
              (Filed as Exhibit 10.12 to Energy Corp.'s Form 10-K Report for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein)

10.11    Energy Corp.'s Deferred Compensation Plan. (Filed as Exhibit 4
              to the Company's Form S-8 Registration Statement
              No. 333-92423 and incorporated by reference herein)

23.01    Consent of Arthur Andersen LLP.

24.01    Power of Attorney.

27.01    Financial Data Schedule.

99.01    Cautionary Statement for Purposes of the "Safe Harbor"
              Provisions of the Private Securities Litigation
              Reform Act of 1995