Form 10-Q
period 2000-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2000-05-12
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-1097

     Oklahoma Gas and Electric Company meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by general instruction H (2).

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

There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of April 30, 2000.

================================================================================



                       OKLAHOMA GAS AND ELECTRIC COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        3 MONTHS ENDED
                                                                           MARCH 31

                                                                   2000             1999
                                                              --------------    --------------
                                                              (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES:........................................   $     245,332     $     250,144
                                                              --------------    --------------
OPERATING EXPENSES:
  Fuel.....................................................          72,249            67,958
  Purchased power..........................................          60,542            59,124
  Other operation and maintenance..........................          65,253            55,109
  Depreciation and amortization............................          30,151            29,303
  Taxes other than income..................................          11,369            11,351
                                                              --------------    --------------
    Total operating expenses...............................         239,564           222,845
                                                              --------------    --------------
OPERATING INCOME...........................................           5,768            27,299
                                                              --------------    --------------

OTHER INCOME (EXPENSES), net...............................            (634)             (527)
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................           5,134            26,772

INTEREST INCOME (EXPENSES):
  Interest income..........................................             145               223
  Interest on long-term debt...............................         (11,259)          (11,034)
  Other interest charges...................................            (478)             (262)
                                                              --------------    --------------
    Net interest income (expenses).........................         (11,592)          (11,073)
                                                              --------------    --------------
EARNINGS (LOSS) BEFORE INCOME TAXES........................          (6,458)           15,699

PROVISION (BENEFIT) FOR INCOME TAXES.......................          (3,232)            5,510
                                                              --------------    --------------
NET INCOME (LOSS)..........................................   $      (3,226)    $      10,189
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING..........................          40,379            40,379

EARNINGS (LOSS) PER AVERAGE COMMON SHARE...................   $       (0.08)    $        0.25
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       0.641     $       0.641

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                                             MARCH 31         DECEMBER 31
                                                                               2000               1999
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $         270      $        1,779
  Accounts receivable - customers, less reserve of $3,419 and
    $3,405, respectively........................................                 74,981              96,212
  Accrued unbilled revenues.....................................                 37,600              40,200
  Accounts receivable - other...................................                  7,442               8,074
  Fuel inventories, at LIFO cost................................                 77,758              75,465
  Materials and supplies, at average cost.......................                 30,761              30,311
  Prepayments and other.........................................                  3,100               3,100
  Accumulated deferred tax assets...............................                  7,289               7,681
                                                                          -------------      --------------
    Total current assets........................................                239,201             262,822
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 13,462              12,731
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................              3,755,667           3,747,690
  Construction work in progress.................................                 18,106              15,575
                                                                          -------------      --------------
    Total property, plant and equipment.........................              3,773,773           3,763,265
      Less accumulated depreciation.............................              1,828,080           1,810,898
                                                                          -------------      --------------
  Net property, plant and equipment.............................              1,945,693           1,952,367
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 11,800              11,800
  Income taxes recoverable through future rates.................                 39,433              39,692
  Other.........................................................                 41,543              41,248
                                                                          -------------      --------------
    Total deferred charges......................................                 92,776              92,740
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,291,132      $    2,320,660
                                                                          =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - affiliates.................................          $      62,786      $       75,674
  Accounts payable, other.......................................                 45,462              36,231
  Customers' deposits...........................................                 22,277              22,137
  Accrued taxes.................................................                 10,474              19,545
  Accrued interest..............................................                 15,751              14,573
  Other.........................................................                 36,065              20,893
                                                                          -------------      --------------
    Total current liabilities...................................                192,815             189,053
                                                                          -------------      --------------
LONG-TERM DEBT..................................................                703,079             703,045
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 16,721              14,886
  Accumulated deferred income taxes.............................                445,404             450,028
  Accumulated deferred investment tax credits...................                 61,291              62,578
  Other.........................................................                 11,801              11,933
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                535,217             539,425
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................                512,446             512,446
  Retained earnings.............................................                347,575             376,691
                                                                          -------------      --------------
    Total stockholders' equity..................................                860,021             889,137
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $   2,291,132      $    2,320,660
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                  STATEMENTS OF
                                   CASH FLOWS
                                   (UNAUDITED)
                                                                                      3 MONTHS ENDED
                                                                                         MARCH 31
                                                                                  2000              1999
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)..................................................        $      (3,226)     $      10,189
  Adjustments to Reconcile Net Income (Loss) to Net Cash:
    Depreciation and amortization....................................               30,151             29,303
    Deferred income taxes and investment tax credits, net............               (5,056)            (6,372)
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................               21,231             13,902
      Accrued unbilled revenues......................................                2,600               (100)
      Fuel, materials and supplies inventories.......................               (2,743)            (8,261)
      Accumulated deferred tax assets................................                  392               (210)
      Other current assets...........................................                  632             15,786
      Accounts payable...............................................               36,609             (5,621)
      Accrued taxes..................................................               (9,071)            (8,090)
      Accrued interest...............................................                1,178                372
      Other current liabilities......................................               15,312            (19,362)
    Other operating activities.......................................                2,216             15,541
                                                                             --------------     --------------
        Net cash provided from operating activities..................               90,225             37,077
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (25,578)           (24,135)
                                                                             --------------     --------------
        Net cash used in investing activities........................              (25,578)           (24,135)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt, net...............................................              (40,266)            12,780
  Cash dividends declared on common stock............................              (25,890)           (25,869)
                                                                             --------------     --------------
        Net cash used in financing activities........................              (66,156)           (13,089)
                                                                             --------------     --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................               (1,509)              (147)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                1,779                312
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $         270      $         165
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................        $      13,590      $       9,195
    Income taxes.....................................................        $       4,900      $       3,681
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

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and December 31, 1999, and the results of operations and the changes in cash flows for the periods ended March 31, 2000, and March 31, 1999, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the financial statements to conform with the 2000 presentation.

     The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2. The Company is a regulated public utility engaged in the generation, transmission and distribution of electricity to retail and wholesale customers. The Company is a wholly-owned subsidiary of OGE Energy Corp. ("Energy Corp.") which is a holding company incorporated in the State of Oklahoma and located in Oklahoma City, Oklahoma.

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

ITEM 2  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 2000 (the "current period"), and the Company's financial position as of March 31, 2000. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

     Some matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors; unusual weather; regulatory decisions and other risk factors listed in the Company's Form 10-K for the year ended December 31, 1999, including Exhibit 99.01 thereto, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

     The current period net loss of $3.2 million represents a decrease of $13.4 million. As explained below, the Company's decrease in earnings was primarily attributable to lower revenues from sales to its electric customers and higher operating expenses. The net loss of $0.08 per average common share decreased from earnings per average common share of $0.25 in the prior period.

REVENUES

     Operating revenues decreased $4.8 million or 1.9 percent in the current period. The decrease in electric sales was primarily attributable to lower recoveries (approximately $4.1 million) under the Generation Efficiency Performance Rider ("GEP Rider"), lower recoveries (approximately $0.9 million) under the Acquisition Premium Credit Rider ("APC Rider") and milder weather in the Company's service area. See "Regulation and Rates" - "Recent Regulatory Matters." Kilowatt-hour sales to Company customers ("system sales") increased
4.1 percent in the current period due to growth, which partially offset the effects of the GEP Rider, APC Rider and milder weather. Kilowatt-hour sales to other utilities and power marketers ("off-system sales") increased significantly, however, off-system sales are generally priced at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

     Total operating expenses increased $16.7 million or 7.5 percent due to increased fuel cost and other operation and maintenance expenses.

     Fuel expense increased $4.3 million or 6.3 percent in the current period. This increase was primarily due to an increase in generation levels, resulting from the increase in system and off-system sales and less favorable prices of electricity for purchase. In the first quarter of 1999, there was an availability of electricity for purchase at favorable prices, which the Company utilized and thereby decreased its generation levels. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's electric customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc., an affiliate of the Company, owns and operates a pipeline business that delivers natural gas to the generating stations of the Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs. See "Regulation and Rates."

     Other  operation and  maintenance  expense  increased $10.1 million or 18.4
percent,   primarily  due  to  increased  labor,   employee  benefit  costs  and
miscellaneous corporate expenses.

     Purchased power costs increased $1.4 million or 2.4 percent primarily due to an increase in transmission charges associated with off-system sales.

     Interest charges increased $0.4 million or 3.9 percent due to an increase in variable rate interest and a modest increase in short-term debt.


LIQUIDITY AND CAPITAL REQUIREMENTS


     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt. Capital expenditures for the current period of $25.6 million were financed with internally generated funds and short-term borrowings.

     The Company meets its cash needs through a combination of internally generated funds, permanent financing and short-term borrowings. The Company expects that internally generated funds will be adequate during 2000 to meet anticipated construction expenditures, while maturities of long-term debt will require permanent financings, with the amount and type dependent on market conditions at the time. The Company has long-term debt of $110 million maturing in October 2000, which it expects to refinance and accordingly, this debt is reflected as non-current on the accompanying balance sheets. Short-term borrowings will continue to be used to meet temporary cash requirements.

     The Company will continue to use short-term borrowings from Energy Corp. to meet its temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. In January 2000, Energy Corp. increased its line of credit from $200 million to $300 million, with $200 million to expire on January 15, 2001, and $100 million to expire on January 15, 2004. The Company had $15.2 million and $12.8 million in short-term debt outstanding at March 31, 2000 and 1999, respectively, which is classified as accounts payable-affiliates on the accompanying balance sheets.

     Energy Corp. has acquired two gas turbine generators for use at the Company's Horseshoe Lake Generating Station. These two generators will produce approximately 50 megawatts of additional peak-load each. The total cost of this project is expected to be approximately $47 million. In August 1999, the Company announced the reactivation of two of its generators at the Company's Mustang Generating Station that have been idle for several years. These two generators together produce approximately 115 megawatts of additional peak-load. The total cost of this reactivation project is expected to be approximately $9 million. During the summer of 2000, the Company plans to begin using these four generators, increasing its electric generating capacity by approximately 4 percent.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $1.5 million during the three months ended March 31, 2000. The decrease reflects the Company's cash flow from operations, net of short-term debt, construction expenditures and dividend payments.

     Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 1999 Form 10-K.


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

RECENT REGULATORY MATTERS

     On January 12, 2000, the OCC Staff (the "Staff") filed three applications to address various aspects of the Company's electric rates. Two of the applications were expected, while the third pertains to recoveries under the Company's fuel adjustment clause. The first application relates to the completion on March 1, 2000, of the recovery of the amortization premium paid by the Company when it acquired Enogex in 1986 and the resulting removal of this $12.8 million ($10.7 million in the Oklahoma Jurisdiction) from the amounts currently being paid annually by the Company to Enogex and being recovered by the Company from its ratepayers. The Company consented to this action and in March 2000, the OCC approved the APC Rider for $10.7 million annually.

     The second application relates to a review of the GEP Rider (discussed below), which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. The Company collected approximately $20.8 million pursuant to the GEP Rider during 1999. A hearing on the GEP Rider is scheduled in May 2000 and the Company intends to support the retention of the GEP Rider with only minor modifications. The final application relates to a review of 1999 fuel cost recoveries. The Company assumes that this application also will be used to address the competitive bid process of its gas transportation service. The Company cannot predict the precise outcome of these proceedings at this time, but does not expect that they will have a material effect on its operations.

     In February 1997, the OCC issued an order (the "1997 Order") that, among other things, directed the Company to commence competitively bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting the completion of the recovery from ratepayers of the amortization premium paid by the Company when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation begins. Final firm bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, the Company filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, the Company stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to its six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, the Company offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. The Company has executed a new gas transportation contract with Enogex under which Enogex would continue serving the needs of the Company's power plants at a price to be paid by the Company of $33.4 million annually and, if the Company's proposal had been approved by the OCC, the Company would have recovered a portion of such amount ($25.2 million) from its ratepayers. The Staff, the Office of the Oklahoma Attorney General and a coalition of industrial customers filed testimony questioning various parts of the Company's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of the Company's gas-fired plants be awarded to parties other than Enogex. The Staff also filed testimony stating in substance that the Company's electric rates as a whole were appropriate and did not warrant a rate review. The Company negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, the Company withdrew its application, which withdrawal was approved by the OCC in December 1999. Based on filed testimony, the Company believes that Enogex properly won the competitive bid and, unless the Company's decision to award its gas transportation service to Enogex is abrogated by order of the OCC (which order is upheld on appeal), that it intends to fulfill its obligations under its new gas transportation contract with Enogex at a price of $33.4 million annually. Whether the Company will be able to recover the entire amount from its ratepayers has not been determined as previously mentioned.

     On April 4, 2000, the Staff filed testimony proposing an annual GEP Rider incentive of $7.07 million for the Company, compared with $13.26 million under current GEP Rider incentive factors. The current GEP Rider is designed so that when the Company's average annual cost of fuel per kwh is less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, the Company is allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel comes in below 96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeds 103.739 percent of the stated average, the Company will not be allowed to recover one-third of the fuel costs above that average from Oklahoma customers. In its April 4, 2000 testimony, the Staff stated that they continue to support incentive programs that reward superior performance, but in their view the current GEP Rider is not functioning as the Staff had originally envisioned it.

     The Staff proposes three key changes to the GEP Rider: (i) modifying the Company's peer group to include utilities with a higher coal to gas generation mix; (ii) reducing the amount of fuel costs that can be recovered if the Company's costs exceed the new peer group by changing the percentage above which the Company will not be allowed to recover one-third of the fuel costs from Oklahoma customers from 103.739 percent to 101.0 percent; and (iii) reducing the Company's share of cost savings as compared to its new peer group from 33 percent to 25 percent. Other participants in the proceedings, including the office of the Oklahoma Attorney General, have filed testimony seeking to modify substantially the GEP Rider. The Company cannot predict the ultimate outcome of this proceeding at this time but does not expect that it will have a material effect on its operations.

STATE RESTRUCTURING INITIATIVES

     OKLAHOMA: As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Various amendments to the Act were enacted in 1999 and 1998. The Oklahoma legislature is in the process of considering additional implementing legislation, which will address many specific issues associated with the Act and with deregulation. Separate bills have been passed by the Oklahoma House and Oklahoma Senate and are currently in conference. The Company cannot predict what, if any, legislation will be adopted. Nevertheless, the Company expects to remain a competitive supplier of electricity.

     ARKANSAS: In April 1999, Arkansas became the 18th state to pass a law calling for restructuring of the electric utility industry at the retail level. The new law targets customer choice of electricity providers by January 1, 2002. The new law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the new law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require filing of unbundled rates by July 1, 2000 for generation, transmission, distribution and customer service. The APSC has established a timetable to establish rules implementing the Arkansas restructuring statutes. The new law will significantly affect the Company's future Arkansas operations. The Company's electric service area includes parts of western Arkansas, including Ft. Smith, the second-largest metropolitan market in the state.

NATIONAL ENERGY LEGISLATION

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

                           PART II. OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1999 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no notable changes in the previously reported proceedings, except as set forth below:

     Reference is made to paragraph 6 and 7 of Item 3 of the Company's 1999 Form 10-K for a description of: (i) qui tam cases brought by Jack J. Grynberg against the Company, Enogex, subsidiaries of Enogex and more than 300 other entities (the "Grynberg matter"), and (ii) the amended class action petition by Quinque Operating Company, on behalf of itself and others (the "Quinque lawsuit"), alleging among other things, mismeasurements of gas volume and BTU content by approximately 200 defendants, including the Company, Enogex and two subsidiaries of Enogex, including Transok. As previously reported, the Company filed its notice with the Multi-district Litigation Panel ("MDL Panel") advising the MDL Panel that the Qunique lawsuit involved the same measurement issues and was a potential tag-along to the Grynberg matters. On April 10, 2000, the MDL Panel entered its order transferring and consolidating on pretrial purposes the Quinque lawsuit with the Grynberg matter. This consolidated case is now before the United States District Court for the District of Wyoming.


ITEM 5  OTHER INFORMATION

     On May 8, 2000, Eric B. Weekes was named Treasurer.


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


                                    OKLAHOMA GAS AND ELECTRIC COMPANY
                                                  (Registrant)



                                    By        /s/ Donald R. Rowlett
                                      ----------------------------------------
                                                  Donald R. Rowlett
                                            Vice President and Controller

                                        (On behalf of the registrant and in
                                     his capacity as Chief Accounting Officer)

May 12, 2000


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

27.01               Financial Data Schedule

