Form 10-Q
period 2000-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2000-08-11
CIK 74145

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of July 31, 2000.

================================================================================



                        OKLAHOMA GAS AND ELECTRIC COMPANY


                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        3 Months Ended                       6 Months Ended
                                                                           June 30                               June 30
                                                              --------------------------------     ---------------------------------
                                                                   2000             1999                2000               1999
                                                              --------------    --------------     --------------     --------------
                                                                                (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING REVENUES.........................................   $     335,573     $     314,102      $     580,905      $     564,246
                                                              --------------    --------------     --------------     --------------
OPERATING EXPENSES:
  Fuel.....................................................         106,957            85,698            179,206            153,656
  Purchased power..........................................          62,124            62,267            122,666            121,390
  Other operation and maintenance..........................          69,083            65,012            134,336            120,121
  Depreciation and amortization............................          30,363            29,553             60,514             58,856
  Taxes other than income..................................          11,365            10,875             22,734             22,227
                                                              --------------    --------------     --------------     --------------
    Total operating expenses...............................         279,892           253,405            519,456            476,250
                                                              --------------    --------------     --------------     --------------
OPERATING INCOME...........................................          55,681            60,697             61,449             87,996
                                                              --------------    --------------     --------------     --------------
OTHER INCOME (EXPENSES), net...............................            (767)              493             (1,401)               (34)
                                                              --------------    --------------     --------------     --------------
EARNINGS BEFORE INTEREST AND TAXES.........................          54,914            61,190             60,048             87,962

INTEREST INCOME (EXPENSES):
  Interest income..........................................             144               277                289                500
  Interest on long-term debt...............................         (11,611)          (11,213)           (22,870)           (22,246)
  Other interest charges...................................             785              (586)               307               (849)
                                                              --------------    --------------     --------------     --------------
    Net interest income (expenses).........................         (10,682)          (11,522)           (22,274)           (22,595)
                                                              --------------    --------------     --------------     --------------
EARNINGS BEFORE INCOME TAXES...............................          44,232            49,668             37,774             65,367

PROVISION FOR INCOME TAXES.................................          14,671            15,939             11,439             21,449
                                                              --------------    --------------     --------------     --------------
NET INCOME.................................................   $      29,561     $      33,729      $      26,335      $      43,918
                                                              ==============    ==============     ==============     ==============
AVERAGE COMMON SHARES OUTSTANDING..........................          40,379            40,379             40,379             40,379

EARNINGS PER AVERAGE COMMON SHARE..........................   $        0.73     $        0.84      $        0.65      $        1.09
                                                              ==============    ==============     ==============     ==============
DIVIDENDS DECLARED PER SHARE...............................   $       0.641     $       0.641      $       1.282      $       1.282

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.



                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                                              JUNE 30         DECEMBER 31
                                                                               2000               1999
                                                                          -------------      --------------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................          $         308      $        1,779
  Accounts receivable - customers, less reserve of $5,222 and
    $3,405, respectively........................................                102,748              96,212
  Accrued unbilled revenues.....................................                 58,300              40,200
  Accounts receivable - other...................................                  6,783               8,074
  Fuel inventories, at LIFO cost................................                 82,203              75,465
  Materials and supplies, at average cost.......................                 31,308              30,311
  Prepayments and other.........................................                  3,697               3,100
  Accumulated deferred tax assets...............................                  7,309               7,681
                                                                          -------------      --------------
    Total current assets........................................                292,656             262,822
                                                                          -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................                 15,006              12,731
                                                                          -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................              3,770,258           3,747,690
  Construction work in progress.................................                 66,218              15,575
                                                                          -------------      --------------
    Total property, plant and equipment.........................              3,836,476           3,763,265
      Less accumulated depreciation.............................              1,853,648           1,810,898
                                                                          -------------      --------------
  Net property, plant and equipment.............................              1,982,828           1,952,367
                                                                          -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................                 11,800              11,800
  Income taxes recoverable through future rates.................                 39,173              39,692
  Other.........................................................                 41,329              41,248
                                                                          -------------      --------------
    Total deferred charges......................................                 92,302              92,740
                                                                          -------------      --------------
TOTAL ASSETS....................................................          $   2,382,792      $    2,320,660
                                                                          =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - affiliates.................................          $     173,197      $       75,674
  Accounts payable - other......................................                 33,427              36,231
  Customers' deposits...........................................                 22,087              22,137
  Accrued taxes.................................................                 18,947              19,545
  Accrued interest..............................................                 14,472              14,573
  Other.........................................................                 23,585              20,893
                                                                          -------------      --------------
    Total current liabilities...................................                285,715             189,053
                                                                          -------------      --------------
LONG-TERM DEBT..................................................                703,112             703,045
                                                                          --------------     --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................                 16,112              14,886
  Accumulated deferred income taxes.............................                442,355             450,028
  Accumulated deferred investment tax credits...................                 60,004              62,578
  Other.........................................................                 11,802              11,933
                                                                          -------------      --------------
    Total deferred credits and other liabilities................                530,273             539,425
                                                                          -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................                512,446             512,446
  Retained earnings.............................................                351,246             376,691
                                                                          -------------      --------------
    Total stockholders' equity..................................                863,692             889,137
                                                                          -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................          $   2,382,792      $    2,320,660
                                                                          =============      ==============

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.


                                  STATEMENTS OF
                                   CASH FLOWS
                                   (UNAUDITED)
                                                                                      6 MONTHS ENDED
                                                                                          JUNE 30
                                                                                  2000              1999
                                                                             --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................        $      26,335      $      43,918
  Adjustments to Reconcile Net Income to Net Cash:
    Depreciation and amortization....................................               60,514             58,856
    Deferred income taxes and investment tax credits, net............               (8,949)           (12,734)
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................               (6,536)             2,499
      Accrued unbilled revenues......................................              (18,100)           (36,500)
      Fuel, materials and supplies inventories.......................               (7,735)           (21,481)
      Accumulated deferred tax assets................................                  372               (636)
      Other current assets...........................................                  694             14,325
      Accounts payable...............................................               64,438             (3,710)
      Accrued taxes..................................................                 (598)               332
      Accrued interest...............................................                 (101)              (485)
      Other current liabilities......................................                2,642            (15,495)
    Other operating activities.......................................              (28,083)            19,587
                                                                             --------------     --------------
        Net cash provided from operating activities..................               84,893             48,476
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................              (64,865)           (59,683)
                                                                             --------------     --------------
        Net cash used in investing activities........................              (64,865)           (59,683)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt, net...............................................               30,281             62,810
  Cash dividends declared on common stock............................              (51,780)           (51,738)
                                                                             --------------     --------------
        Net cash provided by (used in) financing activities..........              (21,499)            11,072
                                                                             --------------     --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................               (1,471)              (135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................                1,779                312
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................        $         308      $         177
                                                                             ==============     ==============

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................        $      24,760      $      21,215
    Income taxes.....................................................        $       5,115      $      16,579
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

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART HEREOF.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1. The condensed financial statements included herein have been prepared by Oklahoma Gas and Electric Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and December 31, 1999, and the results of operations and the changes in cash flows for the periods ended June 30, 2000, and June 30, 1999, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the financial statements to conform with the 2000 presentation.

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

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities", with an effective date for periods beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". As a result of SFAS No. 137, adoption of SFAS No. 133 is now required for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will prospectively adopt this new standard effective January 1, 2001, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents factors, which affected the results of operations for the three and six months ended June 30, 2000 (respectively, the "current periods"), and the financial position as of June 30, 2000, of the Company. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

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

EARNINGS

     Net income decreased $4.2 million or 12.4 percent and $17.6 million or 40.0 percent in the current periods. As explained below, the Company's decrease in earnings was primarily attributable to increased operating expenses. Earnings per average common share decreased from $0.84 to $0.73 and from $1.09 to $0.65 in the current periods.

REVENUES

     Operating revenues increased $21.5 million or 6.8 percent and $16.7 million or 3.0 percent in the current periods. These increases resulted primarily from the recovery of higher priced fuel costs. Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, are passed through to the Company's customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). Enogex Inc. ("Enogex"), an affiliated company, owns and operates a pipeline business that delivers natural gas to the generating stations of the

Company. The OCC, the APSC and the FERC have authority to examine the appropriateness of any gas transportation charges or other fees the Company pays Enogex, which the Company seeks to recover through the fuel adjustment clause or other tariffs. See "Regulation and Rates." Revenue was unfavorably affected in the current periods by approximately $3.6 million and $7.7 million, due to modifications of the Generation Efficiency Performance Rider ("GEP Rider") and by approximately $2.8 million and $3.6 million, due to lower recoveries under the Acquisition Premium Credit Rider ("APC Rider"). See "Regulation and Rates" - "Recent Regulatory Matters." Increases in kilowatt-hour sales of 5.4 percent and
4.8 percent to Company customers ("system sales") in the current periods were primarily attributable to more favorable weather in the Company's service area, which partially offset the impact of the GEP Rider modifications and the APC Rider. Kilowatt-hour sales to other utilities and power marketers ("off-system sales") decreased 44.7 percent in the three months ended June 30, 2000 and increased 5.2 percent in the six-month period ended June 30, 2000. Off-system sales generally occur at much lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

     Total operating expenses increased $26.5 million or 10.5 percent and $43.2 million or 9.1 percent in the current periods. These increases were primarily due to increased fuel expense and other operation and maintenance.

     Fuel expense  increased  $21.3 million or 24.8 percent and $25.6 million or
16.6 percent in the current periods primarily due to a significant increase in the average cost of fuel (particularly natural gas) and slightly higher generation levels.

     Purchased power costs remained relatively constant in the three months ended June 30, 2000 and increased $1.3 million or 1.1 percent in the six months ended June 30, 2000, primarily due to an increase in transmission charges associated with off-system purchases.

     Other operation and maintenance increased $4.1 million or 6.3 percent and $14.2 million or 11.8 percent in the current periods primarily due to increased labor, employee benefit costs and miscellaneous corporate expenses.

     Depreciation and amortization increased $0.8 million or 2.7 percent and $1.7 million or 2.8 percent during the current periods due to an increase in depreciable property.

     Other income decreased $1.3 million and $1.4 million in the current periods due to a decrease in margins on contract work.

     Interest charges  decreased $0.8 million or 7.3 percent and $0.3 million or
1.4 percent in the current periods due to an increase in the allowance for borrowed funds used during construction.

LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt. Capital expenditures of $64.9 million for the six months ended June 30, 2000, were financed with internally generated funds and short-term borrowings.

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

     The Company will continue to use short-term borrowings from Energy Corp. to meet its temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. In January 2000, Energy Corp. increased its line of credit from $200 million to $300 million, with $200 million to expire on January 15, 2001, and $100 million to expire on January 15, 2004. The Company had $85.7 million and $55.5 million in short-term debt outstanding at June 30, 2000 and December 31, 1999, which is classified as accounts payable-affiliates on the accompanying balance sheets.

     The Company acquired two gas turbine generators for use at the Company's Horseshoe Lake Generating station. These two generators were brought on line on June 14 and July 16, 2000 and will each produce 44 megawatts of additional peak-load generating capacity. The total cost of this project is expected to be $47 million. In August 1999, the Company announced the reactivation of two of its generators at the Mustang Generating Station, which have been idle for several years. These two Mustang Station generators were both brought on line July 21, 2000 and together produce approximately 115 megawatts of additional peak-load generating capacity. The total cost of this reactivation project is expected to be $7 million. Together, these four generators increased the Company's generating capacity by approximately 4 percent.

     The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $1.5 million during the six months ended June 30, 2000. The decrease reflects the Company's cash flow from operations and proceeds from short-term debt, net of construction expenditures and dividend payments.

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

RECENT REGULATORY MATTERS

     On January 12, 2000, the OCC Staff (the "Staff") filed three applications to address various aspects of the Company's electric rates. Two of the applications were expected, while the third pertains to recoveries under the Company's fuel adjustment clause. The first application relates to the completion on March 1, 2000, of the recovery pursuant to the APC Rider of the amortization premium paid by the Company when it acquired Enogex in 1986 and the resulting removal of this $12.8 million ($10.7 million in the Oklahoma Jurisdiction) from the amounts currently being paid annually by the Company to Enogex and being recovered by the Company from its ratepayers. The Company consented to this action and in March 2000, the OCC approved the APC Rider for $10.7 million annually.

     The second application relates to a review of the GEP Rider, which, as part of the OCC's 1997 Order, was scheduled for review in March 2000. The Company collected approximately $20.8 million pursuant to the GEP Rider during 1999. On April 4, 2000, the Staff filed testimony proposing an annual GEP Rider incentive of $7.07 million for the Company, compared initially to $13.26 million under the then-current GEP Rider incentive factors. The GEP Rider was designed so that when the Company's average annual cost of fuel per kwh was less than 96.261 percent of the average non-nuclear fuel cost per kwh of certain other investor-owned utilities in the region, the Company was allowed to collect, through the GEP Rider, one-third of the amount by which the Company's average annual cost of fuel was below 96.261 percent of the average of the other specified utilities. If the Company's fuel cost exceeded 103.739 percent of the stated average, the Company was not allowed to recover one-third of the fuel costs above that average from Oklahoma customers. In its April 4, 2000 testimony, the Staff stated that they continued to support incentive programs that reward superior performance, but in their view the existing GEP Rider was not functioning as the Staff had originally envisioned it.

     In June 2000, the OCC approved the GEP Rider for $6.6 million annually and the following four changes: (i) modifying the Company's peer group to include utilities with a higher coal-to-gas generation mix; (ii) reducing the amount of fuel costs that can be recovered if the Company's costs exceed the new peer group by changing the percentage above which the Company will not be allowed to recover one-third of the fuel costs from Oklahoma customers from 103.739 percent to 101.0 percent; (iii) reducing the Company's share of cost savings as compared to its new peer group from 33 percent to 30 percent; and (iv) limiting to $10.0 million the amount of any awards paid to the Company or penalties charged to the Company.

     The final application relates to a review of 1999 fuel cost recoveries. The Company assumes that this application also will be used to address the competitive bid process of its gas transportation service. In February 1997, the OCC issued an order (the "1997 Order") that, among other things, directed the Company to commence competitively bid gas transportation service to its gas-fired plants no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting the completion of the recovery from ratepayers of the amortization premium paid by the Company when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation begins. Final firm bids were submitted by Enogex and other pipelines on April 15, 1999. In July 1999, the Company filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, the Company stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to its six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, the Company offered to discount Enogex's bid from $33.4 million annually to $25.2 million annually. The Company has executed a new gas transportation contract with Enogex under which Enogex continues to serve the needs of the Company's power plants at a price to be paid by the Company of $33.4 million annually and, if the Company's proposal had been approved by the OCC, the Company would have recovered a portion of such amount ($25.2 million) from its ratepayers. The Staff, the Office of the Oklahoma Attorney General and a coalition of industrial customers filed testimony questioning various parts of the Company's performance-based rate plan, including the result of the competitive bid process, and suggested, among other things, that the bidding process be repeated or that gas transportation service to five of the Company's gas-fired plants be awarded to parties other than Enogex. The Staff also filed testimony stating in substance that the Company's electric rates as a whole were appropriate and did not warrant a rate review. The Company negotiated with these parties in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, the Company withdrew its application, which withdrawal was approved by the OCC in December 1999. The Company recently entered into a stipulation (the "Stipulation") with the Staff, the Office of the Attorney General and a coalition of industrial customers regarding the competitive bid process of its gas transportation service. The Stipulation (which, with one exception, has been signed by all parties to the proceeding) permits the Company to recover $25.2 million annually for gas transportation services to be provided by Enogex pursuant to the competitive bid process. The Stipulation is scheduled to be presented for approval to an Administrative Law Judge ("ALJ") in September 2000. The decision of the ALJ will then be presented to the OCC for its approval.

STATE RESTRUCTURING INITIATIVES

     OKLAHOMA: As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Various amendments to the Act were enacted in 1999 and 1998. Additional implementing legislation needs to be adopted by the Oklahoma legislature, to address many specific issues associated with the Act and with deregulation. In May 2000, a bill addressing the specific issues of deregulation was passed in the Oklahoma State Senate and then was defeated in the Oklahoma House of Representatives. The Company cannot predict what, if any, legislation will be adopted at the next legislative session. Nevertheless, the Company expects to remain a competitive supplier of electricity.

     ARKANSAS: In April 1999, Arkansas became the 18th state to pass a law calling for restructuring of the electric utility industry at the retail level. The new law targets customer choice of electricity providers by January 1, 2002. The new law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. Other provisions of the new law permit municipal electric systems to opt in or out, permit recovery of stranded costs and transition costs and require filing of unbundled rates for generation, transmission, distribution and customer service. The Company filed preliminary business separation plans with the APSC on August 8, 2000. The APSC has established a timetable to establish rules implementing the Arkansas restructuring statutes. The new law will significantly affect the Company's future Arkansas operations. The Company's electric service area includes parts of western Arkansas, including Ft. Smith, the second-largest metropolitan market in the state.

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

                           PART II. OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's 1999 Form 10-K and to Part II,
Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2000 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no notable changes in the previously reported proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   The Company's Annual Meeting of Shareowners was held on May 18, 2000.

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


                                        OKLAHOMA GAS AND ELECTRIC COMPANY
                                                 (Registrant)



                                     By      /s/ Donald R. Rowlett
                                       ---------------------------------------
                                                 Donald R. Rowlett
                                          Vice President and Controller

                                       (On behalf of the registrant and in
                                     his capacity as Chief Accounting Officer)

August 11, 2000


                         EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

27.01               Financial Data Schedule

