Form 10-Q
period 2001-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2001-05-15
CIK 74145

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

          Yes    X    No

There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of April 30, 2001.

OKLAHOMA GAS AND ELECTRIC COMPANY

PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                              --------------------------------
                                                                   2001             2000
                                                              --------------    --------------
                                                              (thousands except per share data)

OPERATING REVENUES.........................................   $     326,835     $     245,332

COST OF GOODS SOLD.........................................         203,931           132,791
                                                              --------------    --------------
  Gross margin on revenues.................................         122,904           112,541
                                                              --------------    --------------
  Other operation and maintenance..........................          71,721            65,253
  Depreciation and amortization............................          30,296            30,151
  Taxes other than income..................................          11,685            11,369
                                                              --------------    --------------
OPERATING INCOME...........................................           9,202             5,768
                                                              --------------    --------------
OTHER EXPENSES, NET........................................            (791)             (634)
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................           8,411             5,134

INTEREST INCOME (EXPENSES):
  Interest income..........................................             339               145
  Interest on long-term debt...............................         (11,236)          (11,259)
  Allowance for borrowed funds used during construction....             183               149
  Other interest charges...................................          (1,358)             (627)
                                                              --------------    --------------
    Net interest income (expenses).........................         (12,072)          (11,592)
                                                              --------------    --------------
LOSS BEFORE TAXES..........................................          (3,661)           (6,458)

INCOME TAX BENEFIT.........................................          (2,664)           (3,232)
                                                              --------------    --------------
NET LOSS...................................................   $        (997)    $      (3,226)
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (thousands)..............          40,379            40,379

LOSS PER AVERAGE COMMON SHARE..............................   $       (0.02)    $       (0.08)
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       0.642     $       0.641

The accompanying Notes to Financial Statements are an integral part hereof.

BALANCE SHEETS
(Unaudited)

                                                                        March 31         December 31
                                                                          2001              2000
                                                                     -------------      --------------
                                                                          (dollars in thousands)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................     $        317       $         422
  Accounts receivable - customers, less reserve of $3,021 and
    $3,672, respectively........................................          113,168             130,920
  Accrued unbilled revenues.....................................           42,300              49,000
  Accounts receivable - other...................................           10,893              14,092
  Fuel inventories..............................................           90,689              75,515
  Materials and supplies, at average cost.......................           34,207              32,796
  Prepayments and other.........................................           32,444              38,521
  Accumulated deferred tax assets...............................            8,446               8,454
                                                                     -------------      --------------
    Total current assets........................................          332,464             349,720
                                                                     -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................           15,310              15,396
                                                                     -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................        3,886,720           3,867,886
  Construction work in progress.................................           25,220              14,889
                                                                     -------------      --------------
    Total property, plant and equipment.........................        3,911,940           3,882,775
      Less accumulated depreciation.............................        1,921,826           1,897,696
                                                                     -------------      --------------
  Net property, plant and equipment.............................        1,990,114           1,985,079
                                                                     -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................           12,500              12,500
  Income taxes recoverable through future rates.................           38,394              38,654
  Other.........................................................           34,579              36,100
                                                                     -------------      --------------
    Total deferred charges......................................           85,473              87,254
                                                                     -------------      --------------
TOTAL ASSETS....................................................     $  2,423,361       $   2,437,449
                                                                     =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - affiliates.................................     $    134,572       $      90,474
  Accounts payable - other......................................           88,578             107,416
  Customers' deposits...........................................           23,395              22,645
  Accrued taxes.................................................           10,938              19,951
  Accrued interest..............................................           15,872              14,535
  Accrued vacation..............................................           11,944              11,386
  Other.........................................................            8,948               9,863
                                                                     -------------      --------------
    Total current liabilities...................................          294,247             276,270
                                                                     -------------      --------------
LONG-TERM DEBT..................................................          702,635             702,582
                                                                     -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................           11,030              11,277
  Accumulated deferred income taxes.............................          445,743             449,420
  Accumulated deferred investment tax credits...................           56,141              57,429
  Other.........................................................           12,500              12,500
                                                                     -------------      --------------
    Total deferred credits and other liabilities................          525,414             530,626
                                                                     -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................          512,446             512,446
  Retained earnings.............................................          388,619             415,525
                                                                     -------------      --------------
    Total stockholders' equity..................................          901,065             927,971
                                                                     -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................     $  2,423,361       $   2,437,449
                                                                     =============      ==============

The accompanying Notes to Financial Statements are an integral part hereof.

STATEMENTS OF
CASH FLOWS
(Unaudited)

                                                                              Three Months Ended
                                                                                   March 31
                                                                             2001               2000
                                                                        --------------     --------------
                                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss...........................................................   $        (997)     $      (3,226)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided from Operating Activities:
    Depreciation and amortization....................................          30,296             30,151
    Deferred income taxes and investment tax credits, net............          (4,492)            (5,056)
    Change in Certain Assets and Liabilities:
      Accounts receivable - customers................................          17,752             21,231
      Accrued unbilled revenues......................................           6,700              2,600
      Fuel, materials and supplies inventories.......................         (16,585)            (2,743)
      Accumulated deferred tax assets................................               8                392
      Other current assets...........................................           9,276                632
      Accounts payable...............................................         (17,111)            36,609
      Accrued taxes..................................................          (9,013)            (9,071)
      Accrued interest...............................................           1,337              1,178
      Other current liabilities......................................             393             15,312
    Other operating activities.......................................            (781)             2,216
                                                                        --------------     --------------
        Net cash provided from operating activities..................          16,783             90,225
                                                                        --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................         (33,350)           (25,578)
                                                                        --------------     --------------
        Net cash used in investing activities........................         (33,350)           (25,578)
                                                                        --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt, net...............................................          42,371            (40,266)
  Cash dividends declared on common stock............................         (25,909)           (25,890)
                                                                        --------------     --------------
        Net cash provided from (used in) financing activities........          16,462            (66,156)
                                                                        --------------     --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................            (105)            (1,509)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................             422              1,779
                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $         317      $         270
                                                                        ==============     ==============
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................   $      10,122      $      13,590
    Income taxes.....................................................   $         200      $       4,900
---------------------------------------------------------------------------------------------------------
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

  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and December 31, 2000, and the results of operations and the changes in cash flows for the periods ended March 31, 2001, and March 31, 2000, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the financial statements to conform with the 2001 presentation.

  The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

  The Company is a regulated public utility engaged in the generation, transmission and distribution of electricity to retail and wholesale customers. The Company is a wholly-owned subsidiary of OGE Energy Corp. ("Energy Corp.") which is a public utility holding company incorporated in the State of Oklahoma and located in Oklahoma City, Oklahoma.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities". Adoption of SFAS No. 133 is now required for quarterly financial statements for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, the Company established an SFAS No. 133 implementation team that reviewed contracts throughout the Company to identify both freestanding and embedded derivatives which met the criteria set forth in SFAS No. 133 and SFAS No. 138. Management did not identify any contracts that qualified as derivatives under these new standards.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

          The following discussion and analysis presents factors which affected the results of operations for the three months ended March 31, 2001 (the "current period"), and the Company's financial position as of March 31, 2001. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

          Some matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; state and federal legislative and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the Company's markets; and other risk factors listed in the Company's Form 10-K for the year ended December 31, 2000, including Exhibit 99.01 thereto, and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

          The current period net loss of $1.0 million represents an improvement of $2.2 million in the current period. The net loss of $0.02 per average common share improved from a net loss of $0.08 per average common share in the first quarter of 2000, which reflects the factors discussed below and the seasonal nature of the Company's regulated electric business.

REVENUES

          Operating revenues increased $81.5 million or 33.2 percent in the current period. The increase was primarily the result of the recovery of higher fuel costs and increased customer demand. The Company recovered higher fuel costs due to, variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in the cost-of-service for ratemaking, which are passed through to the Company's customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public

Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). See "Regulation and Rates". Partially offsetting the increased recoveries under the fuel adjustment clauses, modifications to the Generation Efficiency Performance Rider ("GEP Rider") and recoveries under the Acquisition Premium Credit Rider ("APC Rider") unfavorably affected revenues by approximately $1.4 million and $2.9 million, respectively, in the current period. See "Regulation and Rates" - "Recent Regulatory Matters" for a related discussion. Kilowatt-hour sales to Company customers ("system sales") increased 1.3 percent in the current period due to favorable weather. Kilowatt-hour sales to other utilities and power marketers ("off-system sales") decreased 15.9 percent, however, off-system sales are generally at lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

          Cost of goods sold, which consists of fuel expense for electric generation and purchased power, increased $71.1 million or 53.6 percent. The specific components of cost of goods sold, for the reported periods are as follows:

                                             Three Months Ended
                                                  March 31
                                            2001            2000
                                         ----------      ----------
                                           (dollars in thousands)

        Fuel.........................    $ 126,962       $  72,249
        Purchased power..............       76,969          60,542
                                         ----------      ----------
          Total Cost of goods sold...    $ 203,931       $ 132,791
                                         ==========      ==========

          Fuel expense increased $54.7 million or 75.7 percent in the current period primarily due to a significant increase in the average cost of fuel (particularly natural gas). The Company increased its purchased power by $16.4 million or 27.1 percent in the current period primarily due to the availability of wholesale of electricity at favorable prices. Kilowatt hours of energy purchased increased 40.9 percent, but the cost of purchased energy per kwh decreased 9.0 percent in the current period resulting in the 27.1 percent overall increase in purchased power costs.

          Revenues less cost of goods sold resulted in an increase in gross margin on revenues of $10.4 million or 9.2 percent.

          Other operation and maintenance expense increased $6.5 million or 9.9 percent, primarily due to increased bad debt expense ($4.2 million), contract labor ($1.7 million) and miscellaneous corporate expenses ($0.6 million).

          Interest charges increased $0.7 million or 6.0 percent primarily due to increased levels of short-term borrowings from Energy Corp.

LIQUIDITY AND CAPITAL REQUIREMENTS

          The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt. Capital expenditures for the current period of $33.4 million were financed with internally generated funds and short-term borrowings.

          The Company meets its cash needs through a combination of internally generated funds, short-term borrowings from Energy Corp. and permanent financing. The Company expects that internally generated funds will be adequate during 2001 to meet anticipated construction expenditures.

          The Company will continue to use short-term borrowings from Energy Corp. to meet its temporary cash requirements. Energy Corp. has in place a line of credit for up to $300 million, with $200 million to expire on January 15, 2002, and the remaining $100 million to expire on January 15, 2004. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The Company had $81.6 million in short-term debt outstanding at March 31, 2001, which is classified as accounts payable-affiliates on the accompanying balance sheets.

          The Company's capital structure and cash flow remained strong throughout the current period. The Company's working capital employed decreased approximately $105,000 during the three months ended March 31, 2001. The decrease reflects lower gas prices at the end of the quarter resulting in lower funds employed in the gas segments.

          Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For a discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 2000 Form 10-K.

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

          During March 2001, the Company entered into an interest rate swap agreement to convert $110 million of 7.30 percent fixed rate debt, due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate ("LIBOR").

          The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The company has no long-term debt maturing until 2005. The following table itemizes the Company's long-term debt maturities and the weighted-average interest rates by maturity date.

=====================================================================
                                                          Fair Value
(dollars in millions)        2005   Thereafter   Total    at 3-31-01
---------------------------------------------------------------------
Fixed rate debt:
  Principal amount.......  $ 110.0  $   460.0  $   570.0  $    565.1
  Weighted-average
    interest rate........   7.125%      6.73%      6.81%         ---
Variable-rate debt:
  Principal amount.......  $   ---  $   135.4  $   135.4  $    135.4
  Weighted-average
    interest rate........      ---      4.25%      4.25%         ---
=====================================================================

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

          In June 2000, the OCC approved the collection of $6.6 million through the GEP Rider for the time period July 1, 2000 through June 30, 2001 and approved the following four modifications to the GEP Rider: (i) changing the Company's peer group to include utilities with a higher coal-to-gas generation mix; (ii) reducing the amount of fuel costs that can be recovered if the Company's costs exceed the new peer group by changing the percentage above which the Company will not be allowed to recover one-third of the fuel costs from Oklahoma customers from 103.739 percent to 101.0 percent; (iii) reducing the Company's share of cost savings as compared to its new peer group from 33 percent to 30 percent; and (iv) limiting to $10.0 million the amount of any awards paid to the Company or penalties charged to the Company. The GEP Rider is to be revised effective July 1 of each year to reflect changes in the relative annual cost of fuel reported for the preceding calendar year. The GEP Rider is to terminate in June 2002. However, the OCC may establish a similar reward mechanism in a subsequent action upon proper showing.

          The final application, relating to fuel cost recoveries, was used by the Staff to address the competitive bid process of the Company's gas transportation needs following which the Company's affiliate, Enogex, contracted to provide gas transportation service to all of the Company's generation plants. For a discussion of the background of the competitive bid process, see Note 9 of Notes to Financial Statements in the Company's 2000 Form 10-K.

          In July 2000, the Company entered into a stipulation (the "Stipulation") with the Staff, the Office of the Attorney General and a coalition of industrial customers regarding the competitive bid process of the Company's gas transportation service. The Stipulation (which, with one exception, was signed by all parties to the proceeding) would permit the Company to recover $25.2 million annually for gas transportation services to be provided by Enogex pursuant to the competitive bid process. The Stipulation was presented for approval to an Administrative Law Judge ("ALJ") in September 2000, and the ALJ recommended its approval. However, at a hearing on September 28, 2000, the OCC chose to delay the decision concerning the Stipulation and two of the three commissioners expressed concern over the competitive bid process. The Company cannot predict what further action the OCC may take. The Company continues to believe that the competitive bid process was appropriate and is currently collecting $28.5 million on an annual basis through its base rates and APC Rider for gas transportation services from Enogex for the power plant requirements covered by the competitive bid.

State Restructuring Initiatives

          Oklahoma:   As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Additional implementing legislation needs to be adopted by the Oklahoma Legislature to address many specific issues associated with the Act and with deregulation. In May 2000, a bill addressing the specific issues of deregulation was passed in the Oklahoma State Senate and then was defeated in the Oklahoma House of Representatives. The Company cannot predict what, if any, legislation will be adopted during the current legislative session, which ends May 25, 2001. The Company is participating actively in the legislative process and, at a minimum, expects the scheduled start date for customer choice of July 1, 2002 to be postponed.

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

National Energy Legislation

          The Bush Administration is currently considering proposing National Energy Legislation, which among other things may reform or repeal the Public Utility Holding Company Act of 1935. At this time we cannot predict whether or in what form this legislation may take place. Except as set forth above, there are no changes in the discussion of National Energy Legislation as contained in the Company's 2000 Form 10-K.

PART II. OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Company's 2000 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no notable changes in the previously reported proceedings, except as set forth below:

          As reported in the Company's Form 10-K for the year ended December 31, 2000, Trigen-Oklahoma City Energy Corporation ("Trigen") sued OG&E in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. On April 3, 2001 the U.S. Court of Appeals for the Tenth Circuit issued an order reversing the trial court's judgment in favor of Trigen and remanding the case to the U.S. District Court with orders to dismiss the case in its entirety. Trigen's request for rehearing before the Tenth Circuit was denied. In light of the amounts involved, Trigen may seek review by the U.S. Supreme Court.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Reports on Form 8-K
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

May 15, 2001