Form 10-Q
period 2001-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2001-08-14
CIK 74145

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

          Yes    X    No

There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of July 31, 2001.

OKLAHOMA GAS AND ELECTRIC COMPANY

PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

STATEMENTS OF INCOME
(Unaudited)

                                                                        3 Months Ended
                                                                           June 30
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
                                                              (thousands except per share data)

OPERATING REVENUES.........................................   $     359,481     $     335,573

COST OF GOODS SOLD.........................................         189,871           169,081
                                                              --------------    --------------
Gross margin on revenues...................................         169,610           166,492
  Other operation and maintenance..........................          71,777            69,083
  Depreciation and amortization............................          30,227            30,363
  Taxes other than income..................................          11,456            11,365
                                                              --------------    --------------
OPERATING INCOME...........................................          56,150            55,681
                                                              --------------    --------------
OTHER EXPENSES, net........................................            (500)             (767)
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................          55,650            54,914

INTEREST INCOME (EXPENSES):
  Interest income..........................................             736               144
  Interest on long-term debt...............................         (10,839)          (11,611)
  Allowance for borrowed funds used during construction....             234             1,582
  Other interest charges...................................          (1,643)             (797)
                                                              --------------    --------------
    Net interest income (expenses).........................         (11,512)          (10,682)
                                                              --------------    --------------
INCOME BEFORE TAXES........................................          44,138            44,232

INCOME TAX EXPENSE.........................................          16,113            14,671
                                                              --------------    --------------
NET INCOME.................................................   $      28,025     $      29,561
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (thousands)..............          40,379            40,379

EARNINGS PER AVERAGE COMMON SHARE..........................   $        0.69     $        0.73
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       0.641     $       0.641

The accompanying Notes to Financial Statements are an integral part hereof.

STATEMENTS OF INCOME
(Unaudited)

                                                                        6 Months Ended                       6 Months Ended
                                                                           June 30                               June 30
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
                                                              (thousands except per share data)

OPERATING REVENUES.........................................   $     686,316     $     580,905

COST OF GOODS SOLD.........................................         393,802           301,872
                                                              --------------    --------------
Gross margin on revenues...................................         292,514           279,033
  Other operation and maintenance..........................         143,498           134,336
  Depreciation and amortization............................          60,523            60,514
  Taxes other than income..................................          23,141            22,734
                                                              --------------    --------------
OPERATING INCOME...........................................          65,352            61,449
                                                              --------------    --------------
OTHER EXPENSES, net........................................          (1,291)           (1,401)
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................          64,061            60,048

INTEREST INCOME (EXPENSES):
  Interest income..........................................           1,075               289
  Interest on long-term debt...............................         (22,075)          (22,870)
  Allowance for borrowed funds used during construction....             417             1,731
  Other interest charges...................................          (3,001)           (1,424)
                                                              --------------    --------------
    Net interest income (expenses).........................         (23,584)          (22,274)
                                                              --------------    --------------
INCOME BEFORE TAXES........................................          40,477            37,774

INCOME TAX EXPENSE.........................................          13,449            11,439
                                                              --------------    --------------
NET INCOME.................................................   $      27,028     $      26,335
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (thousands)..............          40,379            40,379

EARNINGS PER AVERAGE COMMON SHARE..........................   $        0.67     $        0.65
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       1.282     $       1.282

The accompanying Notes to Financial Statements are an integral part hereof.

BALANCE SHEETS
(Unaudited)

                                                                        June 30          December 31
                                                                          2001              2000
                                                                     -------------      --------------
                                                                          (dollars in thousands)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................     $        382       $         422
  Accounts receivable - customers, less reserve of $3,508 and
    $3,672, respectively........................................          137,230             130,920
  Accrued unbilled revenues.....................................           61,500              49,000
  Accounts receivable - other...................................           12,217              14,092
  Fuel inventories..............................................          103,893              75,515
  Materials and supplies, at average cost.......................           34,678              32,796
  Prepayments and other.........................................            5,534              38,521
  Accumulated deferred tax assets...............................            8,709               8,454
                                                                     -------------      --------------
    Total current assets........................................          364,143             349,720
                                                                     -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................           15,549              15,396
                                                                     -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................        3,907,956           3,867,886
  Construction work in progress.................................           28,418              14,889
                                                                     -------------      --------------
    Total property, plant and equipment.........................        3,936,374           3,882,775
      Less accumulated depreciation.............................        1,940,123           1,897,696
                                                                     -------------      --------------
    Net property, plant and equipment...........................        1,996,251           1,985,079
                                                                     -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................           12,500              12,500
  Income taxes recoverable through future rates.................           38,134              38,654
  Other.........................................................           33,170              36,100
                                                                     -------------      --------------
    Total deferred charges......................................           83,804              87,254
                                                                     -------------      --------------
TOTAL ASSETS....................................................     $  2,459,747       $   2,437,449
                                                                     =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - affiliates.................................     $    182,759       $      90,474
  Accounts payable - other......................................           70,272             107,416
  Customers' deposits...........................................           25,590              22,645
  Accrued taxes.................................................           19,082              19,951
  Accrued interest..............................................           14,526              14,535
  Accrued vacation..............................................           11,980              11,386
  Other.........................................................            9,261               9,863
                                                                     -------------      --------------
    Total current liabilities...................................          333,470             276,270
                                                                     -------------      --------------
LONG-TERM DEBT..................................................          697,282             702,582
                                                                     -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................           14,446              11,277
  Accumulated deferred income taxes.............................          438,609             449,420
  Accumulated deferred investment tax credits...................           54,854              57,429
  Other.........................................................           17,905              12,500
                                                                     -------------      --------------
    Total deferred credits and other liabilities................          525,814             530,626
                                                                     -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................          512,446             512,446
  Retained earnings.............................................          390,735             415,525
                                                                     -------------      --------------
    Total stockholders' equity..................................          903,181             927,971
                                                                     -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................     $  2,459,747       $   2,437,449
                                                                     =============      ==============

The accompanying Notes to Financial Statements are an integral part hereof.

STATEMENTS OF
CASH FLOWS
(Unaudited)

                                                                             6 Months Ended
                                                                                      June 30
                                                                             2001               2000
                                                                        --------------     --------------
                                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................   $      27,028      $      26,335
  Adjustments to Reconcile Net Income to Net Cash
   Provided from Operating Activities:
    Depreciation and amortization....................................          60,523             60,514
    Deferred income taxes and investment tax credits, net............         (12,714)            (8,949)
    Change in Certain Assets and Liabilities:
      Accounts receivable - customers................................          (6,310)            (6,536)
      Accrued unbilled revenues......................................         (12,500)           (18,100)
      Fuel, materials and supplies inventories.......................         (30,260)            (7,735)
      Accumulated deferred tax assets................................            (255)               372
      Other current assets...........................................          34,862                694
      Accounts payable...............................................         (27,483)            64,438
      Accrued taxes..................................................            (869)              (598)
      Accrued interest...............................................              (9)              (101)
      Other current liabilities......................................           2,937              2,642
    Other operating activities.......................................           2,798            (28,083)
                                                                        --------------     --------------
        Net cash provided from operating activities..................          37,748             84,893
                                                                        --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................         (68,594)           (64,865)
                                                                        --------------     --------------
        Net cash used in investing activities........................         (68,594)           (64,865)
                                                                        --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt, net...................................          82,624             30,281
  Cash dividends declared on common stock............................         (51,818)           (51,780)
                                                                        --------------     --------------
        Net cash provided from (used in) financing activities........          30,806            (21,499)
                                                                        --------------     --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................             (40)            (1,471)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................             422              1,779
                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $         382      $         308
                                                                        ==============     ==============
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................   $      19,617      $      24,760
    Income taxes.....................................................   $         700      $       5,115
---------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Interest rate swap...............................................   $       5,405      $         ---
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

  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and December 31, 2000, and the results of operations and the changes in cash flows for the periods ended June 30, 2001, and June 30, 2000, have been included and are of a normal recurring nature. Certain prior period amounts have been reclassified on the financial statements to conform with the 2001 presentation.

  The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

  The Company is a regulated public utility engaged in the generation, transmission and distribution of electricity to retail and wholesale customers. The Company is a wholly-owned subsidiary of OGE Energy Corp. ("Energy Corp.") which is a public utility holding company incorporated in the State of Oklahoma and located in Oklahoma City, Oklahoma.

  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, the Company established as SFAS No. 133 implementation team that reviewed contracts throughout the Company to identify both freestanding and embedded derivatives which met the criteria set forth in SFAS No. 133 and SFAS No. 138. Management did not identify any contracts that qualified as derivatives under these new standards.

  However, during March 2001, the Company entered into an interest rate swap agreement to convert $110 million of 7.30 percent fixed rate debt, due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate (“LIBOR”). The objective of this interest rate swap was to raise the percentage of total corporate floating rate debt more in line with industry standard and achieve a lower cost of debt. This interest rate swap qualified as a fair value hedge under SFAS No. 133.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

          The following discussion and analysis presents factors, which affected the results of operations for the three and six months ended June 30, 2001 (respectively, the "current periods"), and the financial position as of June 30, 2001, of the Company. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. In Oklahoma, legislation was passed in 1997 to provide for the orderly restructuring of the electric industry with the goal to provide retail customers with the ability to choose their electric suppliers by July 1, 2002. The Oklahoma Legislature passed Senate Bill 440, in May 2001, which delays the start of electric deregulation until at least 2003. See "Regulation and Rates" - "Recent Regulatory Matters" for a related discussion. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

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

EARNINGS

          Net income decreased $1.5 million or 5.2 percent in the three months ended June 30, 2001. For the six months ended June 30, 2001, net income increased $0.7 million or 2.6 percent. Earnings per average common share decreased from $0.73 to $0.69 in the second quarter and increased from $0.65 to $0.67 in the six months ended June 30, 2001.

REVENUES

          Operating revenues increased $23.9 million or 7.1 percent and $105.4 million or 18.1 percent in the current periods. These increases resulted from the recovery of higher fuel costs and increased customer demand due to warmer weather (approximately $2.6 million and $7.0 million). The Company recovered higher fuel costs due to variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, which are passed through to the Company's customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the Oklahoma Corporation Commission ("OCC"), the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). See "Regulation and Rates." Partially offsetting the increased recoveries under the fuel adjustment clauses, were decreased recoveries under the Generation Efficiency Performance Rider ("GEP Rider") of $1.6 million and $2.9 million, and under the Acquisition Premium Credit Rider ("APC Rider") of $2.8 million and $5.7 million. See "Regulation and Rates" - "Recent Regulatory Matters" for a related discussion. Increases in kilowatt-hour sales of 1.1 percent and 1.2 percent to Company customers ("system sales") in the current periods were primarily attributable to warmer weather in the Company's service area, which partially offset the impact of the GEP Rider modifications and the APC Rider. The warmer weather increased revenues by approximately $2.6 million and $7.0 million in the current periods. Kilowatt-hour sales to other utilities and power marketers ("off-system sales") increased $459,000 (13.8 percent) and $1.2 million (22.1 percent) in the current periods, however, off-system sales are generally at lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

          Cost of goods sold, which consists of fuel expense for electric generation and purchased power, increased $20.8 million or 12.3 percent and $91.9 million or 30.5 percent in the current periods. The specific components of cost of goods sold for the reported periods are as follows:

                                      3 Months Ended                 6 Months Ended
                                         June 30                        June 30

                                   2001          2000             2001           2000
                               ------------  ------------     ------------   ------------
                                               (dollars in thousands)

Fuel.........................  $   119,435   $   106,957      $   246,397    $   179,206
Purchased power..............       70,436        62,124          147,405        122,666
                               ------------  ------------     ------------   ------------
  Total cost of goods sold...  $   189,871       169,081      $   393,802    $   301,872
                               ============  ============     ============   ============

          Fuel expense increased $12.5 million or 11.7 percent and $67.2 million or 37.5 percent in the current periods primarily due to a significant increase in the average cost of fuel (particularly natural gas).

          The Company increased its purchased power by $8.3 million or 13.4 percent and $24.7 million or 20.2 percent in the current periods. These increases were primarily due to an increase in capacity purchases, under a wholesale purchase contract that the Company maintains with Southwestern Public Service Corp. and the availability of wholesale electricity at favorable prices.

          Revenue less cost of goods sold resulted in an increase in gross margin on revenues of $3.1 million or 1.9 percent and $13.5 million or 4.8 percent in the current periods.

          Other operation and maintenance increased $2.7 million or 3.9 percent and $9.2 million or 6.8 percent in the current periods primarily due to higher expenses attributed to storm recovery, increased bad debt expense, employee labor and benefit costs and miscellaneous corporate expenses.

          Interest charges increased approximately $74,000 or 0.6 percent and $0.1 million or 3.2 percent in the current periods primarily due to increased levels of short-term borrowings from Energy Corp.

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

          For the six months ended June 30, 2001, the Company satisfied its capital expenditures of $68.6 million through internally generated funds and short-term borrowings. The Company expects that internally generated funds will be adequate during 2001 to meet anticipated construction expenditures.

          The Company will continue to use short-term borrowings from Energy Corp. to meet its temporary cash requirements. Energy Corp. has in place lines of credit for up to $315 million, $200 million expires on January 15, 2002, $100 million expires on January 15, 2004, and $15 million expires on June 28, 2002. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The Company had $121.8 million and $39.2 million in short-term debt outstanding at June 30, 2001 and December 31, 2000, which is classified as accounts payable-affiliates on the accompanying balance sheets.

          The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents decreased approximately $40,000 during the six months ended June 30, 2001. The decrease reflects the Company's cash flow from operations and proceeds from short-term debt, net of construction expenditures and dividend payments. Variations in accounts receivable and fuel inventories reflect the seasonal nature of the Company's business.

          Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarter ended March 31, 2001 and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 2000 Form 10-K.

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

          During March 2001, the Company entered into an interest rate swap agreement to convert $110 million of 7.30 percent fixed rate debt, due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate ("LIBOR"). The objective of this interest rate swap was to raise the percentage of total corporate floating debt more in line with industry standard and achieve a lower cost of debt. This interest rate swap qualified as a fair value hedge under SFAS No. 133.

          The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The Company has no long-term debt maturing until 2005. The following table itemizes the Company's long-term debt maturities and the weighted-average interest rates by maturity date.

==========================================================================
                                                               Fair Value
(dollars in millions)       2005     Thereafter       Total    at 6-30-01
--------------------------------------------------------------------------
Fixed rate debt:
  Principal amount....... $ 110.0    $    350.0      $ 460.0   $    451.4
  Weighted-average
    interest rate........  7.125%         4.91%        6.69%          ---
Variable-rate debt:
  Principal amount.......    ---     $    240.0      $ 240.0   $    135.4
  Weighted-average
    interest rate........    ---          4.86%        4.86%          ---
==========================================================================

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

Recent Regulatory Matters

          In 1999, the OCC Staff ("Staff") implemented a review program ("Matrix Review") to complete an annual assessment of a utility's operations. The purpose of the Matrix Review is to enable the Staff to specifically identify regulated utilities that have experienced material, or significant changes in operating characteristics, or in the underlying cost of service as a means of evaluating the need to pursue rate hearings on the state's electric and gas utilities. Prior to the Matrix Review, the OCC conducted rate cases on a periodic basis without any set criteria. The Staff also uses the Matrix Review to identify regulated utilities that require a Staff review of some specific operational activity conducted by the utility. The Matrix Review is expected to be, a flexible document that will continually evolve. Supplements and modifications to the review program will be needed to respond to the changing regulatory environment and to provide added process efficiencies. The Matrix Review is composed of 11 indicators that are the basic guide for the Staff's initial review of a regulated utility. The 11 indicators identified within the Matrix Review are composed of items such as the time from a utility's last rate review and the existence of complaints related to quality of service issues. Each indicator is considered and rated by the Staff from zero to three (a rating of zero is considered not relevant, a rating of one is considered slightly relevant, a rating of two is considered moderately relevant, while a rating of three is considered significantly relevant). The Staff believes that an aggregate rating of less than ten and with no individual indicator receiving a rating of three, should indicate that no further assessment is required. Any rating above these levels could result in a Staff recommendation requesting that a further review should be performed. In July 2001, the OCC held a hearing at which the Staff reported the results of its Matrix Review on the Company and two other utilities. The review resulted in an aggregate score of 17 for the Company, with only one rating of a three relating to the indicator of "Time since last formal rate review". The Company's last formal rate review by the Staff occurred in 1995. As part of its written report, the Staff recommended that general rate reviews be performed on the Company and the other two utilities. However, at the hearing before the OCC, there was no discussion of a need to pursue further rate proceedings. Nevertheless, the Company does realize that there is an ongoing process that could eventually lead to rate action. At the present time, the Company does not believe that a rate proceeding involving the Company will be initiated within the next 12 months.

          On January 12, 2000, the Staff filed three applications to address various aspects of the Company's electric rates. The first application related to the completion on March 1, 2000, of the recovery of the amortization premium paid by the Company when it acquired Enogex Inc. ("Enogex") in 1986 and the resulting removal, pursuant to the APC Rider, of $12.8 million ($10.7 million in the Oklahoma Jurisdiction) from the amount being recovered by the Company from its customers through currently authorized electric rates. The Company consented to this action and in March 2000, the OCC approved the APC Rider for $10.7 million annually.

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

          In June 2000, the OCC approved the collection of $6.6 million through the GEP Rider for the time period July 1, 2000 through June 30, 2001 and approved the following four modifications to the GEP Rider: (i) changing the Company's peer group to include utilities with a higher coal-to-gas generation mix; (ii) reducing the amount of fuel costs that can be recovered if the Company's costs exceed the new peer group by changing the percentage above which the Company will not be allowed to recover one-third of the fuel costs from Oklahoma customers from 103.739 percent to 101.0 percent; (iii) reducing the Company's share of cost savings as compared to its new peer group from 33 percent to 30 percent; and (iv) limiting to $10.0 million the amount of any awards paid to the Company or penalties charged to the Company. The GEP Rider is estimated to be $5.1 million for the time period July 1, 2001 through June 30, 2002. The GEP Rider is to terminate in June 2002. However, the OCC may establish a similar reward mechanism in a subsequent action upon proper showing.

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

          In June 2001, the Staff approved the Stipulation declaring the Stipulation to be fair, just and reasonable and representing a reasonable settlement of the issues and thereby serving the public interest. The Company had previously collected $28.5 million on an annual basis through its base rate and APC Rider for gas transportation services from Enogex for the power plant requirements covered by the competitive bid. The Stipulation permits the Company to recover $25.2 million annually for the gas transportation services provided by Enogex. The Stipulation directs the Company to reduce rates to its Oklahoma retail customers by approximately $2.7 million per year through the implementation of a Gas Transportation Adjustment Credit Rider ("GTAC Rider"). The GTAC Rider is a credit for gas transportation cost recovery and is applicable to and becomes part of each Oklahoma retail rate schedule to which the Company's

Fuel Cost Adjustment rider applies. The GTAC Rider became effective with the first billing cycle of July 2001, and shall remain in effect until amended by the Company at the direction of the OCC.

State Restructuring Initiatives

          Oklahoma:    As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Additional implementing legislation needs to be adopted by the Oklahoma Legislature to address many specific issues associated with the Act and with deregulation. In May 2000, a bill addressing the specific issues of deregulation was passed in the Oklahoma State Senate and then was defeated in the Oklahoma House of Representatives. In May 2001, the Oklahoma Legislature passed Senate Bill 440 ("SB 440"), which postponed the scheduled start date for customer choice of July 1, 2002 until at least 2003. In addition to postponing the date for customer choice, the SB 440 calls for a nine-member task force to further study the issues surrounding deregulation. The task force includes the Governor, the Attorney General, an Oklahoma Corporation Commissioner and several legislative leaders, among others. The Company will continue to participate actively in the legislative process and expects to remain a competitive supplier of electricity. The Company cannot predict what, if any, legislation will be adopted at the next legislative session.

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

National Energy Legislation

          The Bush Administration is currently considering supporting National Energy Legislation, which among other things may reform or repeal the Public Utility Holding Company Act of 1935. Various bills are currently being proposed and considered in Comgress. At this time we cannot predict whether or in what form this legislation may be enacted. Except as set forth above, there are no changes in the discussion of National Energy Legislation as contained in the Company's 2000 Form 10-K.

PART II. OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Company's 2000 Form 10-K and to Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2001 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no notable changes in the previously reported proceedings.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)     The Company's Annual Meeting of Shareowners was held on May 24, 2001.

          (b)     Not applicable.

          (c)     The matters voted upon and the results of the voting at the Annual Meeting  were as follows:

                     1.    The Shareowners voted to elect the Company's nominees for election to the Board of Directors as follows:

                             Luke R. Corbett - 40,378,745 votes for election and
                             no votes withheld

                             Robert Kelley - 40,378,745 votes for election and
                             no votes withheld

                             J. D. Williams - 40,378,745 votes for election and
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

August 14, 2001