Form 10-Q
period 2001-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2001-11-14
CIK 74145

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

          Yes    X    No

There were 40,378,745 Shares of Common Stock, par value $2.50 per share, outstanding as of October 31, 2001.

                                             Page

Part I - FINANCIAL INFORMATION
    Item 1. Financial Statements
                   Statements of Income:
                        Three and Nine  Months  Ended September 30, 2001                                        2
                   Balance Sheets                                                                                                          3
                   Statements of Cash Flows                                                                                        4
                   Notes to Financial Statements                                                                                  5
    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                                          6

Part II - OTHER INFORMATION
    Item 1. Legal Proceedings                                                                                                      14
    Item 6. Exhibits and Reports on Form 8-K                                                                           14
    Signature                                                                                                                                15

OKLAHOMA GAS AND ELECTRIC COMPANY

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATEMENTS OF INCOME
(Unaudited)

                                                                        3 Months Ended
                                                                         September 30
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
                                                              (thousands except per share data)

OPERATING REVENUES.........................................   $     508,142     $     528,993

COST OF GOODS SOLD.........................................         225,667           239,437
                                                              --------------    --------------
Gross margin on revenues...................................         282,475           289,556

  Other operation and maintenance..........................          69,480            62,587
  Depreciation and amortization............................          29,251            30,841
  Taxes other than income..................................          11,434            11,079
                                                              --------------    --------------
OPERATING INCOME...........................................         172,310           185,049
                                                              --------------    --------------
OTHER EXPENSES, NET........................................            (260)              (14)
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................         172,050           185,035

INTEREST INCOME (EXPENSES):
  Interest income..........................................             356               209
  Interest on long-term debt...............................         (10,257)          (11,506)
  Allowance for borrowed funds used during construction....             158               259
  Other interest charges...................................            (954)           (1,182)
                                                              --------------    --------------
    Net interest income (expenses).........................         (10,697)          (12,220)
                                                              --------------    --------------
INCOME BEFORE TAXES........................................         161,353           172,815

INCOME TAX EXPENSE.........................................          61,236            65,488
                                                              --------------    --------------
NET INCOME.................................................   $     100,117     $     107,327
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (thousands)..............          40,379            40,379

EARNINGS PER AVERAGE COMMON SHARE..........................   $        2.48     $        2.66
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       0.642     $       0.641

The accompanying Notes to Financial Statements are an integral part hereof.

STATEMENTS OF INCOME
(Unaudited)

                                                                        9 Months Ended
                                                                         September 30
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
                                                              (thousands except per share data)

OPERATING REVENUES.........................................   $   1,194,458     $   1,109,898

COST OF GOODS SOLD.........................................         619,469           541,308
                                                              --------------    --------------
Gross margin on revenues...................................         574,989           568,590

  Other operation and maintenance..........................         212,978           196,923
  Depreciation and amortization............................          89,774            91,355
  Taxes other than income..................................          34,575            33,814
                                                              --------------    --------------
OPERATING INCOME...........................................         237,662           246,498
                                                              --------------    --------------
OTHER EXPENSES, NET........................................          (1,551)           (1,415)
                                                              --------------    --------------
EARNINGS BEFORE INTEREST AND TAXES.........................         236,111           245,083

INTEREST INCOME (EXPENSES):
  Interest income..........................................           1,431               498
  Interest on long-term debt...............................         (32,332)          (34,377)
  Allowance for borrowed funds used during construction....             575             1,989
  Other interest charges...................................          (3,955)           (2,605)
                                                              --------------    --------------
    Net interest income (expenses).........................         (34,281)          (34,495)
                                                              --------------    --------------
INCOME BEFORE TAXES........................................         201,830           210,588

INCOME TAX EXPENSE.........................................          74,685            76,927
                                                              --------------    --------------
NET INCOME.................................................   $     127,145     $     133,661
                                                              ==============    ==============
AVERAGE COMMON SHARES OUTSTANDING (thousands)..............          40,379            40,379

EARNINGS PER AVERAGE COMMON SHARE..........................   $        3.15     $        3.31
                                                              ==============    ==============
DIVIDENDS DECLARED PER SHARE...............................   $       1.925     $       1.922

The accompanying Notes to Financial Statements are an integral part hereof.

BALANCE SHEETS
(Unaudited)

                                                                      September 30       December 31
                                                                          2001              2000
                                                                     -------------      --------------
                                                                          (dollars in thousands)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................     $        546       $         422
  Accounts receivable - customers, less reserve of $6,722 and
    $3,672, respectively........................................          180,575             130,920
  Accrued unbilled revenues.....................................           51,300              49,000
  Accounts receivable - other...................................           17,013              14,092
  Fuel inventories..............................................           68,674              75,515
  Materials and supplies, at average cost.......................           32,681              32,796
  Prepayments and other.........................................            3,532              38,521
  Accumulated deferred tax assets...............................            7,603               8,454
                                                                     -------------      --------------
    Total current assets........................................          361,924             349,720
                                                                     -------------      --------------
OTHER PROPERTY AND INVESTMENTS, at cost.........................           15,446              15,396
                                                                     -------------      --------------
PROPERTY, PLANT AND EQUIPMENT:
  In service....................................................        3,945,693           3,867,886
  Construction work in progress.................................           14,142              14,889
                                                                     -------------      --------------
    Total property, plant and equipment.........................        3,959,835           3,882,775
      Less accumulated depreciation.............................        1,960,458           1,897,696
                                                                     -------------      --------------
    Net property, plant and equipment...........................        1,999,377           1,985,079
                                                                     -------------      --------------
DEFERRED CHARGES:
  Advance payments for gas......................................           12,500              12,500
  Income taxes recoverable through future rates.................           37,875              38,654
  Price risk management.........................................            2,625                 ---
  Other.........................................................           35,191              36,100
                                                                     -------------      --------------
    Total deferred charges......................................           88,191              87,254
                                                                     -------------      --------------
TOTAL ASSETS....................................................     $  2,464,938       $   2,437,449
                                                                     =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - affiliates.................................     $    105,268       $      90,474
  Accounts payable - other......................................           55,967             107,416
  Customers' deposits...........................................           27,017              22,645
  Accrued taxes.................................................           28,899              19,951
  Accrued interest..............................................           15,960              14,535
  Accrued vacation..............................................           11,909              11,386
  Other.........................................................           17,822               9,863
                                                                     -------------      --------------
    Total current liabilities...................................          262,842             276,270
                                                                     -------------      --------------
LONG-TERM DEBT..................................................          705,364             702,582
                                                                     -------------      --------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accrued pension and benefit obligation........................            2,483              11,277
  Accumulated deferred income taxes.............................          450,295             449,420
  Accumulated deferred investment tax credits...................           53,566              57,429
  Other.........................................................           13,000              12,500
                                                                     -------------      --------------
    Total deferred credits and other liabilities................          519,344             530,626
                                                                     -------------      --------------
STOCKHOLDERS' EQUITY:
  Common stockholders' equity...................................          512,446             512,446
  Retained earnings.............................................          464,942             415,525
                                                                     -------------      --------------
    Total stockholders' equity..................................          977,388             927,971
                                                                     -------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................     $  2,464,938       $   2,437,449
                                                                     =============      ==============

The accompanying Notes to Financial Statements are an integral part hereof.

STATEMENTS OF
CASH FLOWS
(Unaudited)

                                                                                  9 Months Ended
                                                                                   September 30
                                                                             2001               2000
                                                                        --------------     --------------
                                                                             (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................   $     127,145      $     133,661
  Adjustments to Reconcile Net Income to Net Cash Provided
   from Operating Activities:
    Depreciation and amortization....................................          89,774             91,355
    Deferred income taxes and investment tax credits, net............            (745)             1,069
    Change in Certain Current Assets and Liabilities:
      Accounts receivable - customers................................         (49,655)           (91,573)
      Accrued unbilled revenues......................................          (2,300)           (15,400)
      Fuel, materials and supplies inventories.......................           6,956              3,394
      Accumulated deferred tax assets................................             851                191
      Other current assets...........................................          32,068            (25,376)
      Accounts payable...............................................          (1,977)           105,163
      Accrued taxes..................................................           8,948              9,100
      Accrued interest...............................................           1,425              1,137
      Other current liabilities......................................          12,854              3,284
    Other operating activities.......................................         (12,763)           (25,349)
                                                                        --------------     --------------
        Net cash provided from operating activities..................         212,581            190,656
                                                                        --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................        (100,051)          (101,334)
                                                                        --------------     --------------
        Net cash used in investing activities........................        (100,051)          (101,334)
                                                                        --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt, net...................................         (34,678)           (12,925)
  Cash dividends declared on common stock............................         (77,728)           (77,669)
                                                                        --------------     --------------
        Net cash used in financing activities........................        (112,406)           (90,594)
                                                                        --------------     --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................             124             (1,272)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................             422              1,779
                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $         546      $         507
                                                                        ==============     ==============
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Interest (net of amount capitalized).............................   $      29,063      $      35,017
    Income taxes.....................................................   $         985      $      42,482
---------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Interest rate swap...............................................   $      (2,625)     $         ---
    Change in fair value of long-term debt...........................   $       2,625      $         ---
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

  In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and December 31, 2000, and the results of operations and the changes in cash flows for the periods ended September 30, 2001, and September 30, 2000, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the financial statements to conform with the 2001 presentation.

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

  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138. SFAS No. 133 sweeps in a broad population of transactions and changes the previous accounting definition of a derivative instrument. Under SFAS No. 133, every derivative instrument is recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. During 2000, the Company established a SFAS No. 133 implementation team that reviewed contracts throughout the Company to identify both freestanding and embedded derivatives which met the criteria set forth in SFAS No. 133 and SFAS No. 138. Management did not identify any contracts that qualified as derivatives under these new standards.

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

  In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 will affect the Company’s accrued plant removal costs for generation, transmission and distribution facilities and will require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for financial statements for periods beginning after June 15, 2002. The Company will adopt this new standard effective January 1, 2003. Management has not yet determined what the impact of this new standard will be on its financial position or results of operation.

  In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of an impairment loss be the difference between the carrying amount and fair value of the asset. Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001. The Company will adopt this new standard effective January 1, 2002, and management believes the adoption of this new standard will not have a material impact on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

          The following discussion and analysis presents factors, which affected the results of operations for the three and nine months ended September 30, 2001 (respectively, the "current periods"), and the financial position as of September 30, 2001, of the Company. Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company's annual electric revenues occurring during the summer months when the electricity needs of its customers increase. Because of seasonal fluctuations and other factors, the results of one interim period are not necessarily indicative of results to be expected for the year. Actions of the regulatory commissions that set the Company's electric rates will continue to affect financial results. In September 2001, the director of the Oklahoma Corporation Commission's ("OCC") public utility division filed an application with the OCC to review the rates of the Company. See "Regulation and Rates - Recent Regulatory Matters" for a further discussion of this matter. Deregulation of the electric industry in Oklahoma has been postponed until at least 2003. See "Regulation and Rates - Recent Regulatory Matters" for a related discussion. Unless indicated otherwise, all comparisons are with the corresponding periods of the prior year.

          Some of the matters discussed in this Form 10-Q may contain forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "objective", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; state and federal legislative and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the Company's markets; and other risk factors listed in the Company's Form 10-K for the year ended December 31, 2000, including Exhibit 99.01 thereto and other factors described from time to time in the Company's reports to the Securities and Exchange Commission.

EARNINGS

          Net income decreased $7.2 million or 6.7 percent and $6.5 million or 4.9 percent in the current periods.

REVENUES

          Operating revenues decreased $20.9 million or 3.9 percent in the three months ended September 30, 2001, and increased $84.6 million or 7.6 percent in the nine months ended September 30, 2001. The decrease in the three months ended September 30, 2001, was primarily attributable to milder weather (approximately a 6.6 percent decrease in the cooling degree days as compared to the same period in 2000), resulting in a decrease in electricity sales of 1.2 percent to Company customers ("system sales"), and a decrease in electricity sales of 2.9 percent to other utilities and power marketers ("off-system sales").

          The increase in operating revenue for the nine months ended September 30, 2001, resulted primarily from the recovery of higher fuel costs. The Company recovered higher fuel costs due to variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to that component in cost-of-service for ratemaking, which are passed through to the Company's customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the Arkansas Public Service Commission ("APSC") and the Federal Energy Regulatory Commission ("FERC"). See "Regulation and Rates." Partially offsetting the increased recoveries under the fuel adjustment clauses in the nine months ended September 30, 2001, were decreased recoveries under the Generation Efficiency Performance Rider ("GEP Rider") of $3.4 million, the Acquisition Premium Credit Rider ("APC Rider") of $2.0 million, and the Gas Transportation Adjustment Credit Rider ("GTAC Rider") of $0.9 million. See "Regulation and Rates - Recent Regulatory Matters" for a related discussion. In the nine months ended September 30, 2001, system sales increased 0.2 percent and off-system sales increased 3.5 percent, however, off-system sales are generally at lower prices per kilowatt-hour and have less impact on operating revenues and earnings than system sales.

EXPENSES

          Cost of goods sold, which consists of fuel expense for electric generation and purchased power, decreased $13.8 million or 5.8 percent in the three months ended September 30, 2001 and increased $78.2 million or 14.4 percent in the nine months ended September 30, 2001. The specific components of cost of goods sold for the reported periods are as follows:

                                       3 Months Ended                    9 Months Ended

                                        September 30                      September 30
                                  2001             2000              2001             2000
                             --------------   --------------    --------------   --------------
                                                    (dollars in thousands)

Fuel........................ $     155,072    $     170,793     $     401,469    $     349,999
Purchased power.............        70,595           68,644           218,000          191,309
                             --------------   --------------    --------------   --------------

  Total cost of goods sold.. $     225,667    $     239,437     $     619,469    $     541,308
                             ==============   ==============    ==============   ==============

          Fuel expense decreased $15.7 million or 9.2 percent in the three months ended September 30, 2001, primarily due to decreased generation levels associated with milder weather. Fuel expense increased $51.5 million or 14.7 percent in the nine months ended September 30, 2001, primarily due to a significant increase in the average cost of fuel (particularly natural gas in the first quarter of 2001).

          The Company increased its purchased power by $2.0 million or 2.8 percent and $26.7 million or 14.0 percent in the current periods. These increases were primarily due to an increase in capacity purchases under a wholesale purchase contract that the Company maintains with Southwestern Public Service Corp. and the availability of wholesale electricity at favorable prices.

          Revenue less cost of goods sold resulted in a decrease in gross margin on revenues of $7.1 million or 2.4 percent in the three months ended September 30, 2001. In the nine months ended September 30, 2001, the gross margin on revenues increased $6.4 million or 1.1 percent.

          Other operation and maintenance increased $6.9 million or 11.0 percent and $16.1 million or 8.2 percent in the current periods primarily due to higher expenses attributed to increased employee pensions and benefit costs, outside services and increased bad debt expense.

          Interest charges decreased $1.5 million or 12.5 percent and $0.2 million or 0.6 percent in the current periods primarily due to a decrease in interest charges on long-term debt associated with the interest rate swap entered into by the Company in March 2001.

LIQUIDITY AND CAPITAL REQUIREMENTS

          The Company's primary needs for capital are related to construction of new facilities to meet anticipated demand for utility service, to replace or expand existing facilities and to some extent, for satisfying maturing debt.

          The Company meets its cash needs through a combination of internally generated funds, short-term borrowings from Energy Corp. and permanent financing. For the nine months ended September 30, 2001, the Company satisfied its capital expenditures of $100.1 million through internally generated funds and short-term borrowings. The Company expects that internally generated funds will be adequate during the remainder of 2001 to meet anticipated construction expenditures.

          The Company will continue to use short-term borrowings from Energy Corp. to meet its temporary cash requirements. Energy Corp. has in place lines of credit for up to $315 million, of which $200 million expires on January 15, 2002, $100 million expires on January 15, 2004, and $15 million expires on June 28, 2002. Energy Corp. expects to replace these lines of credit on or prior to their expirations. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. The Company had $4.5 million and $39.2 million in short-term debt to Energy Corp. outstanding at September 30, 2001 and December 31, 2000, which is classified as accounts payable-affiliates on the accompanying balance sheets.

          The Company's capital structure and cash flow remained strong throughout the current period. The Company's combined cash and cash equivalents increased approximately $124,000 during the nine months ended September 30, 2001. The increase reflects the Company's cash flow from operations net of construction expenditures and payments of short-term debt and cash dividends. Variations in accounts receivable and fuel inventories reflect the seasonal nature of the Company's business.

          Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - "Legal Proceedings" of this Form 10-Q, to Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001, and to "Management's Discussion and Analysis" and Notes 8 and 9 of Notes to the Financial Statements in the Company's 2000 Form 10-K.

MARKET RISK

RISK MANAGEMENT

          The risk management process established by the Company is designed to measure both quantitative and qualitative risks in its businesses. A senior risk management committee has been established to review these risks on a regular basis. The Company's current market risk exposure relates primarily to changes in interest rates.

Interest Rate Risk

          The Company's exposure to changes in interest rates relates primarily to long-term debt obligations. The Company manages its interest rate exposure by limiting its variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. The Company may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

          During March 2001, the Company entered into an interest rate swap agreement to convert $110 million of 7.30 percent fixed rate debt, due October 15, 2025, to a variable rate based on the three month LIBOR. The objective of this interest rate swap was to raise the percentage of total corporate floating debt more in line with industry standard and achieve a lower cost of debt. This interest rate swap qualified as a fair value hedge under SFAS No. 133.

          The fair value of long-term debt is estimated based on quoted market prices and management's estimate of current rates available for similar issues. The Company has no long-term debt maturing until 2005. The following table itemizes the Company's long-term debt maturities and the weighted-average interest rates by maturity date.

------------------------------------------------------------------------
                                                             Fair Value
(dollars in millions)       2005    Thereafter     Total     at 9-30-01
------------------------------------------------------------------------
Fixed rate debt:
  Principal amount....... $ 110.0   $   350.0     $ 460.0    $   467.7
  Weighted-average
    interest rate........  7.125%       6.55%       6.84%          ---

Variable-rate debt:
  Principal amount.......     ---   $   248.0     $ 248.0    $   248.0

  Weighted-average
    interest rate........     ---       4.31%       4.31%          ---

------------------------------------------------------------------------

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

Recent Regulatory Matters

          As previously reported, the OCC Staff ("Staff") annually conducts a review ("Matrix Review") to assess utility operations. The purpose of the Matrix Review is to enable the Staff to specifically identify regulated utilities that have experienced material or significant changes in operating characteristics, or in the underlying cost of service, as a means of evaluating the need to pursue rate hearings. The Staff also uses the Matrix Review to identify regulated utilities that require a Staff review of some specific operational activity conducted by the utility. The Matrix Review is composed of 11 indicators that are the basic guide for the Staff's initial review of a regulated utility. The 11 indicators include such items as the time from a utility's last rate review and service quality complaints. Each indicator is given a rating by the Staff from zero to three. A rating of zero is considered not relevant, a rating of one is considered slightly relevant, a rating of two is considered moderately relevant, while a rating of three is considered significantly relevant. The Staff believes that an aggregate rating of less than ten and with no individual indicator receiving a rating of three, should indicate that no further assessment is required. Any rating above these levels could result in a Staff recommendation requesting that a further review should be performed. In July 2001, the OCC held a hearing at which the Staff reported the results of its Matrix Review of the Company. The review resulted in an aggregate score of 17 for the Company, with only one indicator of "Time since last formal rate review", achieving a rating of three. The Company's last formal rate review by the Staff occurred in 1995. As part of its written report, the Staff recommended that a general rate review be performed on the Company.

          In September 2001, the director of the OCC public utility division filed an application with the OCC to review the rates of the Company. In the filing, the Staff requests that the Company submit information in accordance with OCC standard filing requirements by January 28, 2002, for a test year ending September 30, 2001. At this time, management cannot predict the outcome of the rate review or the impact on its financial position or results of operation. Hearings in this case are expected to commence in July 2002.

          As previously reported, certain aspects of the Company's electric rates recently have been addressed by the OCC. In March 2000, the OCC approved, and the Company implemented, the APC Rider reflecting the completion of the recovery of the amortization premium paid by the Company when it acquired Enogex in 1986. The effect of the APC Rider is to remove $10.7 million annually from the amount being recovered by the Company from its Oklahoma customers in current rates.

          In June 2000, the OCC approved modifications to the Company's GEP Rider. The GEP Rider was established initially in 1997 in connection with the Company's last general rate review and was intended to encourage the Company to lower its fuel costs by (i) allowing the Company to collect one-third of the amount by which its fuel costs was below a specified percentage (96.261%) of the average fuel costs of certain other investor-owned utilities in the region and (ii) disallowing the collection of one-third of the amount by which its fuel costs exceeded a specified percentage (103.739%) of the average fuel costs of other investor-owned utilities. The modifications enacted in June 2000 had the effect of reducing the amount the Company could recover under the GEP Rider, and for the period between July 1, 2001 and June 30, 2002, the Company estimates that it will recover $5.1 million under the GEP Rider. The GEP Rider is scheduled to expire in June 2002, however, the OCC could decide to establish a similar reward mechanism in a subsequent action upon proper showing. For a more detailed explanation of the GEP Rider see the Company's 2000 Form 10-K.

          The final action addresses the competitive bid process of the Company's gas transportation needs following which the Company's affiliate, Enogex, contracted to provide gas transportation service to all of the Company's generation plants. For a discussion of the background of the competitive bid process, see Note 9 of Notes to Financial Statements in the Company's 2000 Form 10-K.

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

          In June 2001, the Staff approved the Stipulation declaring the Stipulation to be fair, just and reasonable and representing a reasonable settlement of the issues and thereby serving the public interest. The Company had previously collected $28.5 million on an annual basis through its base rate and APC Rider for gas transportation services from Enogex for the power plant requirements covered by the competitive bid. The Stipulation permits the Company to recover $25.2 million annually for the gas transportation services provided by Enogex. The Stipulation directs the Company to reduce rates to its Oklahoma retail customers by approximately $2.7 million per year through the implementation of the GTAC Rider. The GTAC Rider is a credit for gas transportation cost recovery and is applicable to and becomes part of each Oklahoma retail rate schedule to which the Company's Fuel Cost Adjustment rider applies. The GTAC Rider became effective with the first billing cycle of July 2001, and will remain in effect until amended by the Company at the direction of the OCC.

State Restructuring Initiatives

          Oklahoma:   As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the "Act"), which is designed to provide for choice by retail customers of their electric supplier by July 1, 2002. Additional implementing legislation needs to be adopted by the Oklahoma Legislature to address many specific issues associated with the Act and with deregulation. In May 2000, a bill addressing the specific issues of deregulation was passed in the Oklahoma State Senate and then was defeated in the Oklahoma House of Representatives. In May 2001, the Oklahoma Legislature passed Senate Bill 440 ("SB 440"), which postponed the scheduled start date for customer choice of July 1, 2002 until at least 2003. In addition to postponing the date for customer choice, the SB 440 calls for a nine-member task force to further study the issues surrounding deregulation. The task force includes the Governor or his designee, the Attorney General, the Oklahoma Corporation Commission Chair and several legislative leaders, among others. The Company will continue to participate actively in the legislative process and expects to remain a competitive supplier of electricity. The Company cannot predict what, if any, legislation will be adopted at the next legislative session.

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

PART II. OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Company's 2000 Form 10-K and to Part II, Item 1 of the Company's Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no notable changes in the previously reported proceedings, except as set forth below:

          As reported in the Company's Form 10-K for the year ended December 31, 2000, Trigen-Oklahoma City Energy Corporation ("Trigen") sued the Company in the United States District Court, Western District of Oklahoma, Case No. CIV-96-1595-M. On April 3, 2001, the United States Court of Appeals for the Tenth Circuit issued an order reversing the trial court judgment in favor of Trigen and remanding the case back to the trial court with orders to dismiss the case in its entirety. On October 29, 2001, the United States Supreme Court denied Trigen's petition for certiorari, asking the Supreme Court to review the Court of Appeals decision. As a result of the Supreme Court's denial of Trigen's petition, the Company expects that the trial court will dismiss the charges and the Company considers this matter closed.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Reports on Form 8-K

                           (1) Item 5. Other Events, dated September 11, 2001.

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

November 14, 2001