Form 10-Q
period 2002-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2002-05-15
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to

Commission File Number: 1-1097

           Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction H (2).

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X   No

           As of April 30, 2002, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION                                                                                Page

    Item 1. Financial Statements (Unaudited)
                   Balance Sheets                                                                                                          1
                   Statements of Operations                                                                                         3
                   Statements of Cash Flows                                                                                        4
                   Notes to Financial Statements                                                                                  5

    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                                          8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 18

Part II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                                                                      21

    Item 6. Exhibits and Reports on Form 8-K                                                                           22

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS
(Unaudited)

                                                                       March 31,         December 31,
                                                                         2002                2001
                                                                     -------------      --------------
                                                                              (In thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................................     $        232       $         380
  Accounts receivable - customers, less reserve of $3,976 and
    $6,174, respectively........................................           81,586              98,342
  Accrued unbilled revenues.....................................           30,800              35,600
  Accounts receivable - other...................................           12,673              12,073
  Fuel inventories, at LIFO cost................................           60,699              54,882
  Materials and supplies, at average cost.......................           46,069              32,640
  Prepayments and other.........................................           34,691              35,480
  Accumulated deferred tax assets...............................            6,986               7,493
----------------------------------------------------------------     -------------      --------------

    Total current assets........................................          273,736             276,890
----------------------------------------------------------------     -------------      --------------

OTHER PROPERTY AND INVESTMENTS, at cost.........................           15,127              15,500
----------------------------------------------------------------     -------------      --------------

PROPERTY, PLANT AND EQUIPMENT
  In service....................................................        3,983,557           3,961,652
  Construction work in progress.................................           73,733              22,497
----------------------------------------------------------------     -------------      --------------

    Total property, plant and equipment.........................        4,057,290           3,984,149
      Less accumulated depreciation.............................        1,997,927           1,978,872
----------------------------------------------------------------     -------------      --------------

    Net property, plant and equipment...........................        2,059,363           2,005,277
----------------------------------------------------------------     -------------      --------------

DEFERRED CHARGES
  Advance payments for gas......................................            8,500               8,500
  Income taxes recoverable through future rates.................           37,356              37,615
  Intangible asset - unamortized prior service cost.............           42,435              42,435
  Prepaid benefit obligation....................................            6,318              11,850
  Other.........................................................           35,656              36,278
----------------------------------------------------------------     -------------      --------------

    Total deferred charges......................................          130,265             136,678
----------------------------------------------------------------     -------------      --------------
TOTAL ASSETS....................................................     $  2,478,491       $   2,434,345
================================================================     =============      ==============

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)
(Unaudited)

                                                                       March 31,         December 31,
                                                                         2002                2001
                                                                     -------------      --------------
                                                                              (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - affiliates.................................     $     50,519       $      25,867
  Accounts payable - other......................................           93,786              63,577
  Customers' deposits...........................................           29,655              28,423
  Accrued taxes.................................................           10,922              20,255
  Accrued interest..............................................           15,911              14,437
  Accrued vacation..............................................           12,137              11,796
  Provision for payments of take or pay gas.....................           30,800              30,800
  Fuel clause over recoveries...................................           28,795              23,358
  Other.........................................................            7,804               6,338
----------------------------------------------------------------     -------------      --------------

    Total current liabilities...................................          280,329             224,851
----------------------------------------------------------------     -------------      --------------

LONG-TERM DEBT..................................................          700,504             700,379
----------------------------------------------------------------     -------------      --------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Accrued pension and benefit obligation........................           81,042              80,850
  Accumulated deferred income taxes.............................          456,633             438,972
  Accumulated deferred investment tax credits...................           50,991              52,279
  Price risk management.........................................            2,340               2,412
  Other.........................................................            8,500               9,000
----------------------------------------------------------------     -------------      --------------

    Total deferred credits and other liabilities................          599,506             583,513
----------------------------------------------------------------     -------------      --------------

STOCKHOLDERS' EQUITY
  Common stockholders' equity...................................          512,446             512,446
  Retained earnings.............................................          405,644             433,094
  Accumulated other comprehensive income (loss), net of tax.....          (19,938)            (19,938)
----------------------------------------------------------------     -------------      --------------

    Total stockholders' equity..................................          898,152             925,602
----------------------------------------------------------------     -------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................     $  2,478,491       $   2,434,345
================================================================     =============      ==============

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                              --------------------------------
                                                                   2002              2001
                                                              --------------    --------------
                                                            (In thousands, except per share data)

OPERATING REVENUES.........................................   $     262,083     $     326,835

COST OF GOODS SOLD.........................................         148,835           203,931
-----------------------------------------------------------   --------------    --------------

Gross margin on revenues...................................         113,248           122,904

  Other operation and maintenance..........................          64,720            71,721
  Depreciation and amortization............................          30,780            30,296
  Taxes other than income..................................          11,916            11,685
-----------------------------------------------------------   --------------    --------------

OPERATING INCOME...........................................           5,832             9,202
-----------------------------------------------------------   --------------    --------------

OTHER EXPENSES, NET........................................            (408)             (791)
-----------------------------------------------------------   --------------    --------------

EARNINGS BEFORE INTEREST AND TAXES.........................           5,424             8,411

INTEREST INCOME (EXPENSES)
  Interest income..........................................             459               339
  Interest on long-term debt...............................          (9,526)          (11,236)
  Allowance for borrowed funds used during construction....             378               183
  Other interest charges...................................            (714)           (1,358)
-----------------------------------------------------------   --------------    --------------
    Net interest income (expenses).........................          (9,403)          (12,072)
-----------------------------------------------------------   --------------    --------------

LOSS BEFORE TAXES..........................................          (3,979)           (3,661)

INCOME TAX BENEFIT.........................................          (2,462)           (2,664)
-----------------------------------------------------------   --------------    --------------

NET LOSS...................................................   $      (1,517)    $        (997)
===========================================================   ==============    ==============

BASIC AND DILUTED AVERAGE COMMON SHARES OUTSTANDING........          40,379            40,379

BASIC AND DILUTED LOSS PER AVERAGE COMMON SHARE............   $       (0.04)    $       (0.02)
===========================================================   ==============    ==============

DIVIDENDS PAID PER SHARE...................................   $       0.642     $       0.642
===========================================================   ==============    ==============

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Three Months Ended
                                                                                   March 31
                                                                        ---------------------------------
                                                                             2002               2001
                                                                        --------------     --------------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss...........................................................   $      (l,517)     $        (997)
  Adjustments to reconcile net loss to net cash provided
   from operating activities
    Depreciation and amortization....................................          30,780             30,296
    Deferred income taxes and investment tax credits, net............          (2,555)            (4,492)
    Change in certain assets and liabilities
      Accounts receivable - customers................................          16,756             17,752
      Accrued unbilled revenues......................................           4,800              6,700
      Fuel, materials and supplies inventories.......................         (19,246)           (16,585)
      Accumulated deferred tax assets................................             507                  8
      Other current assets...........................................             189              9,276
      Accounts payable...............................................          47,809            (17,111)
      Accrued taxes..................................................          (9,333)            (9,013)
      Accrued interest...............................................           1,474              1,337
      Other current liabilities......................................           8,476                393
    Other operating activities.......................................          16,200               (781)
---------------------------------------------------------------------   --------------     --------------
        Net Cash Provided from Operating Activities..................          94,340             16,783
---------------------------------------------------------------------   --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...............................................         (75,608)           (33,350)
---------------------------------------------------------------------   --------------     --------------
        Net Cash Used in Investing Activities........................         (75,608)           (33,350)
---------------------------------------------------------------------   --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of short-term debt......................           7,052             42,371
  Cash dividends declared on common stock............................         (25,932)           (25,909)
---------------------------------------------------------------------   --------------     --------------
        Net Cash Provided from (Used in) Financing Activities........         (18,880)            16,462
---------------------------------------------------------------------   --------------     --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................            (148)              (105)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................             380                422
---------------------------------------------------------------------   --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................   $         232      $         317
=====================================================================   ==============     ==============
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR
    Interest (net of amount capitalized $378 and $183)...............   $       8,520      $      10,122
    Income taxes.....................................................   $         ---      $         200
---------------------------------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Interest rate swap...............................................   $         (72)     $         ---
    Change in fair value of long-term debt...........................   $          72      $         ---
---------------------------------------------------------------------------------------------------------

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.      Summary of Significant Accounting Policies

Organization

          Oklahoma Gas and Electric Company (the “Company”) is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity to retail and wholesale customers in Oklahoma and western Arkansas. The Company is a wholly-owned subsidiary of OGE Energy Corp. (“Energy Corp.”) which is an energy and energy services provider offering physical delivery and management of both electricity and natural gas in the south central United States. The Company owns and operates eight generating stations and is the largest electric utility in Oklahoma. The Company’s franchised service territory includes the Fort Smith, Arkansas area, which is the second largest market in that state.

Basis of Reporting

          The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to prevent the information presented from being misleading.

          In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001, have been included and are of a normal recurring nature. Certain amounts have been reclassified on the condensed financial statements to conform to the 2002 presentation.

          Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period. In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

Accounting Records

          The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission and adopted by the Oklahoma Corporation Commission and the Arkansas Public Service Commission.  Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on expected recovery from customers in future rates.  Likewise, certain credits that would otherwise reduce expense are deferred as regulatory liabilities based on expected flowback to customers in future rates. Management’s expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. At March 31, 2002, regulatory assets and regulatory liabilities are being amortized and reflected in rates charged to customers over periods up to 20 years.

Cash and Cash Equivalents

          For purposes of these condensed financial statements, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates market.

2.     Accounting Pronouncements

          Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 requires the Company to record all derivatives on the Balance Sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the accompanying Statements of Operations. Changes in the fair value of effective fair value hedges are recorded in Price Risk Management in the accompanying Balance Sheets, with a corresponding net change in the hedged asset or liability. Changes in the fair value of effective cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income, which is later reclassified to earnings when the hedged transaction occurs.

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 will affect the Company’s accrued plant removal costs for generation, transmission and distribution facilities and will require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. If a reasonable estimate of the fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of SFAS No. 143 is required for financial statements for periods beginning after June 15, 2002. The Company will adopt this new standard effective January 1, 2003. Management has not yet determined what the impact of this new standard will be on its financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that an impairment loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the measurement of any impairment loss be the difference between the carrying amount and fair value of the asset. Adoption of SFAS No. 144 is required for financial statements for periods beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002 and the adoption of this new standard did not have a material impact on its financial position or results of operations.

3.     Comprehensive Income

          Accumulated other comprehensive income (loss) at March 31, 2002 and December 31, 2001 included a $19.9 million loss, net of tax, related to a minimum pension liability adjustment. There were no other comprehensive income items for the three months ended March 31, 2002 and 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Introduction

          Oklahoma Gas and Electric Company (the “Company”) is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity to retail and wholesale customers in Oklahoma and western Arkansas and is subject to the jurisdiction of the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“Energy Corp.”) which is an energy and energy services provider offering physical delivery and management of both electricity and natural gas in the south central United States. The Company owns and operates eight generating stations and is the largest electric utility in Oklahoma. The Company’s franchised service territory includes the Fort Smith, Arkansas area, which is the second largest market and an area of high growth in that state. The Company is expected to grow moderately, consistent with historic trends. Expansion will primarily result from continued economic growth in its service territory.

Forward-Looking Statements

          Except for the historical statements contained herein, some matters discussed in this Form 10-Q, including the discussion in “2002 Outlook”, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “estimate”, “objective”, “possible”, “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including their impact on capital expenditures; prices of electricity; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; state and federal legislative and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the Company’s markets, including rate recovery for January 2002 storm damages; and other risk factors listed in the Company’s Form 10-K for the year ended December 31, 2001, including Exhibit 99.01 thereto, and other factors described from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Overview

          Revenues from sales of electricity are somewhat seasonal, with a large portion of the Company’s annual electric revenues occurring during the summer months when the electricity needs of its customers increase.  Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2002 (the “current period”) are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any future period.

          Actions of the regulatory commissions that set the Company’s electric rates will continue to affect financial results. In September 2001, the director of the OCC public utility division filed an application with the OCC to review the rates of the Company. The Company’s rates had last been formally reviewed in 1995. In the filing, the OCC requested that the Company submit information in accordance with OCC minimum standard filing requirements by January 28, 2002 for a test year ending September 30, 2001. On January 28, 2002, the Company filed its response requesting a $22 million annual rate increase. It has been 16 years since the Company requested a rate increase. Approximately $10 million of the requested rate increase relates to enhanced security as a result of the September 11, 2001 terrorist attacks and approximately $12 million relates to increased capacity needs and system reliability.

          On January 30, 2002, a significant ice storm hit the Company’s service territory and inflicted major damage to the transmission and distribution infrastructure with total expenditures estimated at $136 million. Of the $136 million, approximately $115 million was related to capital expenditures and $21 million for operation and maintenance. The ice storm affected approximately 195,000 of the Company’s customers and approximately 15,000 square miles of the Company’s service territory. On April 8, 2002, the Company announced it would request the approval of the OCC to withdraw the $10 million increased security portion of the Company’s January 2002 rate filing. Instead, the Company intends to work with the OCC Staff under a joint filing to determine the appropriate dollar amount for security upgrades. In place of the security portion of the January 2002 rate filing, the Company is requesting the OCC to include in the rate case relief from the estimated $136 million in damages caused by the ice storm. The area of damage is within counties that were declared a federal disaster area. Therefore, the Company is also seeking recovery of a portion of the storm damages from the Federal government with the assistance of the OCC and the Oklahoma Congressional delegation. The operating and capital expenditures for restoration of the transmission and distribution infrastructure have been either capitalized as part of the Company’s property, plant and equipment or deferred pending recovery through regulation or other alternatives. Accordingly, these expenditures did not impact the current period operating results. If the OCC does not approve recovery of these costs, then future periods could be negatively impacted by the immediate recognition of the deferred operating expenses. On May 8, 2002, the OCC ordered a two month delay in the procedural schedule of the Company's rate case. The delay will allow more time for reporting and auditing the expenditures associated with the ice storm. A final order in the Company’s rate case is not expected until later in 2002. At this time, management cannot predict the outcome of this rate case or the impact on its financial position or results of operations. See “Regulation and Rates-Recent Regulatory Matters” for further discussion of these developments.

          The Company has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred in the wholesale electric markets at the federal level and significant changes are expected at the retail level in the states served by the Company. In Oklahoma, deregulation of the electric industry has been postponed until at least 2003. See “Regulation and Rates - State Restructuring Initiatives” for further discussion of these developments.

Results of Operations

          The following discussion and analysis presents factors, which affected the Company’s results of operations for the current period as compared to the three months ended March 31, 2001 (the “prior period”), and the financial position as of March 31, 2002. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

          The expenditures for restoration of the transmission and distribution infrastructure, resulting from the January 2002 ice storm, have been capitalized as part of the Company’s property, plant and equipment or deferred pending recovery through regulation or other alternatives. Accordingly, these expenditures did not impact the current period operating results.

                                                           Three Months Ended
                                                                 March 31
                                                         -----------------------
(In thousands, except per share data)                       2002         2001
================================================================================
Operating income......................................   $   5,832     $  9,202

Earnings before interest and taxes....................   $   5,424     $  8,411

Average common shares outstanding.....................      40,379       40,379

Dividends paid per share..............................   $   0.642     $  0.642
================================================================================

          In reviewing its operating results, the Company believes that it is appropriate to focus on operating income and earnings before interest and taxes (“EBIT”) as reported on its Statements of Operations. Operating income for the current period was $5.8 million compared to $9.2 million for the prior period. EBIT for the current period was $5.4 million compared to $8.4 million for the prior period. The only difference between operating income and EBIT is the inclusion of certain minor non-operating activities in EBIT.

                                                   Three Months Ended
                                                         March 31
                                               ---------------------------
(In thousands)                                     2002           2001
==========================================================================
Operating revenues...........................  $   262,083    $   326,835
Fuel.........................................       84,992        126,962
Purchased power..............................       63,843         76,969
--------------------------------------------------------------------------
Gross margin on revenues.....................      113,248        122,904
Other operating expenses.....................      107,416        113,702
--------------------------------------------------------------------------
Operating income.............................        5,832          9,202
Other expenses, net..........................         (408)          (791)
--------------------------------------------------------------------------
EBIT.........................................  $     5,424    $     8,411
==========================================================================
System sales - MWH (a).......................        5,579          5,604
Off-system sales - MWH.......................          136             67
--------------------------------------------------------------------------
Total sales - MWH............................        5,715          5,671
==========================================================================
(a) Megawatt-hours

          The Company’s EBIT for the current period decreased approximately $3.0 million or 35.5 percent compared to the prior period. The decrease in EBIT was primarily the result of timing differences in the recovery of lower fuel cost expenses from Arkansas customers and the loss of revenue resulting from the January 2002 ice storm, offset by reduced bad debt expense.

          Gross margin on revenues (“gross margin”) decreased approximately $9.7 million in the current period compared to the prior period. The gross margin was reduced by approximately $4.8 million due to lower recoveries of fuel costs from Arkansas customers through that state’s automatic fuel adjustment clause. In Arkansas, recovery of fuel costs is subject to a bandwidth mechanism. If fuel costs are within the bandwidth range, recoveries are not adjusted on a monthly basis. Rather they are reset annually on April 1. Although total expenditures from the January 2002 ice storm, which have been capitalized or deferred, did not impact the current period operating results, the related loss of revenue due to interrupted power to our customers in addition to decreased consumption by existing customers and a 4.7 percent lower amount of heating degree days in the current period decreased gross margin by approximately $3.8 million. Lower recoveries under the Generation Efficiency Performance Rider ("GEP Rider") decreased the gross margin by approximately $0.4 million in the current period compared to the prior period. The lower level of natural gas transportation cost that the Company was allowed to recover from its customers decreased the gross margin by approximately $0.4 million in the current period compared to the prior period, as a result of the Acquisition Premium Credit Rider (“APC Rider”) and the Gas Transportation Credit Rider (“GTAC Rider”). Kilowatt-hour sales to other utilities and power marketers (“off-system sales”) decreased $0.3 million in the current period as compared to the prior period. Although the volume of off-system sales increased in the current period as compared to the prior period, the average price per kilowatt-hour decreased to $2.29 in the current period compared to $6.19 in the prior period.

          Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. In the current period, fuel expense decreased approximately $42.0 million or 33.1 percent primarily due to a 37.7 percent decrease in the average cost of fuel per kilowatt-hour (particularly the cost of natural gas).

          In the current period, the Company’s purchased power costs decreased approximately $13.1 million or 17.1 percent due to a 13.0 percent decrease in the volume of purchased energy and a 28.8 percent decrease in the cost of purchased energy.

          Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to the Company’s customers through automatic fuel adjustment clauses. While the regulatory mechanisms for recovering fuel costs differ in Oklahoma and Arkansas, in both states the costs are passed through to customers with no ultimate benefit or detriment to the Company. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays to its affiliate Enogex Inc. and subsidiaries (“Enogex”). See “Regulation and Rates–Recent Regulatory Matters.”

          Other operating expenses include operating and maintenance expense, depreciation and amortization, and taxes other than income. The Company’s operating and maintenance expense decreased approximately $7.0 million or 9.8 percent in the current period primarily due to a decrease of approximately $4.2 million in bad debt expense, a decrease of approximately $1.4 million in professional services expense and a decrease of approximately $1.4 million in miscellaneous corporate expenses. Depreciation and amortization expense increased approximately $0.5 million or 1.6 percent in the current period due to a higher level of depreciable plant. Taxes other than income increased approximately $0.2 million or 1.9 percent in the current period primarily due to higher ad valorem tax accruals.

Liquidity and Capital Requirements

          As discussed previously, in January 2002, a significant ice storm hit the Company’s service territory and inflicted major damage to the transmission and distribution infrastructure with total expenditures estimated at $136 million. On April 8, 2002, the Company announced it would request the OCC to include in its existing rate case recovery of these expenditures. The area of damage is within counties that were declared a federal disaster area. Therefore, the Company is also seeking recovery of a portion of the storm damages from the Federal government with the assistance of the OCC and the Oklahoma Congressional delegation. The expenditures for restoration of the transmission and distribution infrastructure have been capitalized as part of the Company’s property, plant and equipment or deferred pending recovery through regulation or other alternatives.

          The Company’s primary needs for capital are related to replacing or expanding existing facilities. The Company generally meets its cash needs through a combination of internally generated funds, short-term borrowings from Energy Corp. and permanent financing. Capital expenditures for the current period were $75.6 million and were financed with internally generated funds and short-term borrowings.

          The Company will continue to use short-term borrowings from Energy Corp. to meet temporary cash requirements. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time. Energy Corp. has in place lines of credit in the aggregate for up to $310 million, with $15 million expiring on June 6, 2002, $195 million expiring on January 9, 2003, and $100 million expiring on January 15, 2004. In January 2002, Energy Corp.‘s $200 million line of credit was renewed for $195 million. Energy Corp.‘s short-term borrowings will consist of a combination of bank borrowings and commercial paper. Energy Corp.‘s ability to access the commercial paper market could be adversely impacted by a commercial paper ratings downgrade. The line of credit contains ratings triggers that require annual fees and borrowing rates to increase if Energy Corp. suffers an adverse ratings impact. The impact of a downgrade would result in an increase in the cost of short-term borrowings of approximately five to 20 basis points, but would not result in any defaults or accelerations as a result of the ratings triggers. The Company had $7.1 million in short-term debt outstanding at March 31, 2002, which is classified as Accounts payable-affiliates on the accompanying Balance Sheets.

          Like any business, the Company is subject to numerous contingencies, many of which are beyond its control. For a discussion of significant contingencies that could affect the Company, reference is made to Part II, Item 1 - “Legal Proceedings” of this Form 10-Q and to “Management’s Discussion and Analysis” and Notes 8 and 9 of Notes to the Financial Statements in the Company’s 2001 Form 10-K.

Critical Accounting Policies and Estimates

          The Financial Statements and Notes to Financial Statements included in this Form 10-Q and in the Company’s 2001 Form 10-K contain information that is pertinent to Management’s Discussion and Analysis. In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. These assumptions and estimates could have a material effect on the Company’s Financial

Statements. However, the Company has taken conservative positions, where assumptions and estimates are used, in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, unbilled revenue, allowance for uncollectible accounts receivable and contingency reserves.

          Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets and assumed discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. For a discussion of the pension plan rate assumptions, reference is made to Note 7 of Notes to Financial Statements in the Company’s 2001 Form 10-K. The assumed return on plan assets is based on management’s expectation of the long-term return on plan assets portfolio.

          The discount rate used to compute the present value of plan liabilities is based generally on rates of high grade corporate bonds with maturities similar to the average period over which benefits will be paid.

          The Company reads its customers’ meters and sends its bills throughout each month. As a result, there is a significant amount of customers’ electricity consumption that has not been billed at the end of each month. This unbilled revenue is estimated by adding the amount of electric power generated and purchased less off-system sales and estimated line losses, which results in net kilowatt-hours available for sale for the current period. From this number, the amount of billed kilowatt-hours are deducted to arrive at an estimate of unbilled kilowatt-hours for the period. These unbilled kilowatt-hours are then multiplied by an estimate of the average price to be paid by customers to arrive at unbilled revenue. The estimates that management uses in this calculation could vary from the actual price to be paid by customers, but when consistently applied from period to period, this method should not result in any material differences.

          The allowance for uncollectible accounts receivable is calculated by multiplying the last six months of revenue by the provision rate. The provision rate is based on a 12 month historical average of actual balances written off. To the extent that historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.

          From time to time, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to claims made by third parties or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion the claim meets the definition of a contingent liability as set forth by generally accepted accounting principles, an estimate is made of the contingent liability and the appropriate accounting entries are reflected in the Company’s Financial Statements.

Regulation and Rates

          The Company’s retail electric tariffs in Oklahoma are regulated by the OCC, and in Arkansas by the APSC. The issuance of certain securities by the Company is also regulated by the OCC and the APSC. The Company’s wholesale electric tariffs, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the Department of Energy has jurisdiction over some of the Company’s facilities and operations.

          The order of the OCC authorizing the Company to reorganize into a subsidiary of Energy Corp. contains certain provisions which, among other things, ensure the OCC access to the books and records of Energy Corp. and its affiliates relating to transactions with the Company; require the Company to employ accounting and other procedures and controls to protect against subsidization of non-utility activities by the Company’s customers; and prohibit the Company from pledging its assets or income for affiliate transactions.

Recent Regulatory Matters

          In September 2001, the director of the OCC public utility division filed an application with the OCC to review the rates of the Company. In the filing, the OCC Staff requested that the Company submit information in accordance with OCC minimum standard filing requirements by January 28, 2002 for a test year ending September 30, 2001. On December 14, 2001, the Company, citing the need for investment in security and system reliability, filed a notice with the OCC of its intent to seek an increase in the Company’s electric rates. On January 28, 2002, the Company filed testimony with the OCC supporting the Company’s request for a $22 million annual rate increase. If granted, the increase would be the first for the Company since 1985. Over the past 16 years, the Company has had annual rate reductions of more than $142 million.

          Attempting to make security investments at the proper level, the Company developed a set of guidelines to arrive at the appropriate steps to minimize long-term or widespread outages, minimize the impact on critical national defense and related customers, maximize the ability to respond to and recover from an attack, minimize the financial impact on the Company that might be caused by an attack and accomplish these efforts with minimal impact on ratepayers. Initially, approximately $10 million of the rate increase requested by the Company was to invest in increased security. As described below, the Company subsequently withdrew its request for the $10 million related to security. The additional $12 million is for investment in increased system reliability and for increased utility costs. The Company has added new generation capacity to meet growing customer demand and has determined a need to increase expenditures for distribution system reliability that has been brought about, in no small part, by a series of record-breaking storms, including a 1995 windstorm in the Oklahoma City area affecting 175,000 customers, 1999 tornadoes affecting about 150,000 customers and disrupting service at a power plant, July 2000 thunderstorms affecting 110,000 customers, a Christmas 2000 ice storm affecting 140,000 customers, Memorial Day 2001 storms leaving 143,000 customers without power and at least two other storms affecting at least 100,000 customers each.

          Additionally, the Company has experienced an overall increase in operating expenses. As part of it’s filing, the Company sought approval to offer several new rate program choices to customers. One such pilot program involves flat billing. This option would set a customer’s bill at a fixed dollar amount and would not change throughout the year regardless of the amount of power consumed. The bill amount would then be adjusted in the following year based on the previous year’s usage and other factors. Another proposed rate program, a Green Power option, would involve the Company contracting with wind generators to purchase a quantity of wind-generated energy, then offering that power to customers. The rate would reflect the higher cost of wind-generated power. Also included in the filing was the Company’s offer to not seek a rate increase for three years. A final order in the Company’s rate case is not expected until later in 2002.

          As discussed above, on January 30, 2002, a significant ice storm hit the Company’s service territory and inflicted major damage to the transmission and distribution infrastructure with total expenditures estimated at $136 million. On April 8, 2002, the Company announced it would request the OCC to withdraw the $10 million increased security portion of the Company’s January request for a $22 million annual rate increase. Instead, the Company intends to work with the OCC Staff under a joint filing to determine the appropriate dollar amount for security upgrades. The Company is requesting the OCC to include in the January 2002 rate case, relief from the estimated $136 million in damages caused by the ice storm.

          On May 8, 2002, the OCC ordered a two month delay in the procedural schedule of the Company's rate case. The delay will allow more time for reporting and auditing expenditures associated with the ice storm.

          As previously reported, certain aspects of the Company’s electric rates recently have been addressed by the OCC. In March 2000, the OCC approved, and the Company implemented, the APC Rider reflecting the completion of the recovery of the amortization premium paid by the Company when it acquired Enogex in 1986. The effect of the APC Rider is to remove $10.7 million annually from the amount being recovered by the Company from its Oklahoma customers in current rates.

          In June 2000, the OCC approved modifications to the Company’s GEP Rider. The GEP Rider was established initially in 1997 in connection with the Company’s last general rate review and was intended to encourage the Company to lower its fuel costs by: (i) allowing the Company to collect one-third of the amount by which its fuel costs were below a specified percentage (96.261 percent) of the average fuel costs of certain other investor-owned utilities in the region; and (ii) disallowing the collection of one-third of the amount by which its fuel costs exceeded a specified percentage (103.739 percent) of the average fuel costs of other investor-owned utilities. The modifications enacted in June 2000 had the effect of reducing the amount the Company could recover under the GEP Rider by: (i) changing the Company’s peer group to include utilities with a higher coal-to-gas generation mix; (ii) reducing the amount of fuel costs that can be recovered if the Company’s costs exceed the new peer group by changing the percentage above which the Company will not be allowed to recover one-third of the fuel costs from Oklahoma customers from 103.739 percent to 101.0 percent; (iii) reducing the Company’s share of cost savings as compared to its new peer group from 33 percent to 30 percent; and (iv) limiting to $10.0 million the amount of any awards paid to the Company or penalties charged to the Company. For the period between July 1, 2001 and June 30, 2002, the Company estimates that it will recover $5.1 million under the GEP Rider. The GEP Rider is scheduled to expire in June 2002, however, the OCC could decide to establish a similar reward mechanism in a subsequent action upon proper showing.

          The final action addresses the competitive bid process of the Company’s gas transportation needs following which the Company’s affiliate, Enogex, contracted to provide gas transportation service to all of the Company’s generation plants. In the 1997 Order, the OCC approved a stipulation wherein the Company agreed to initiate a competitive bidding process for gas transportation service to its gas-fired plants, with the competitive services commencing no later than April 30, 2000. The order also set annual compensation for the transportation services provided by Enogex to the Company at $41.3 million annually until March 1, 2000, at which time the rate would drop to $28.5 million (reflecting removal of the APC Rider, upon the completion of the recovery from customers of the amortization premium paid by the Company when it acquired Enogex in 1986) and remain at that level until competitively-bid gas transportation began. In July 1999, the Company filed an application with the OCC requesting approval of a performance-based rate plan for its Oklahoma retail customers from April 2000 until the introduction of customer choice for electric power in July 2002. As part of this application, the Company stated that Enogex had submitted the only viable bid ($33.4 million per year) for gas transportation to the Company’s six gas-fired power plants that were the subject of the competitive bid. As part of its application to the OCC, the Company offered to discount Enogex’s bid from $33.4 million annually to $25.2 million annually. The Company executed a gas transportation contract with Enogex under which Enogex continues to serve the needs of the Company’s power plants at a price to be paid by the Company of $33.4 million annually and, if the Company’s proposal had been approved by the OCC, the Company would have recovered a portion of such amount ($25.2 million) from its customers. The Company negotiated with the OCC Staff, the Office of the Oklahoma Attorney General and a coalition of industrial customers in an effort to settle all issues (including the competitive bid process) associated with its application for a performance-based rate plan. When these negotiations failed, the Company withdrew its application, which withdrawal was approved by the OCC in December 1999.

          In July 2000, the Company entered into a stipulation (the “Stipulation”) with the OCC Staff, the Office of the Attorney General and a coalition of industrial customers regarding the competitive bid process of the Company’s gas transportation service. In June 2001, the OCC approved the Stipulation declaring the Stipulation to be fair, just and reasonable and representing a reasonable settlement of the issues and thereby serving the public interest. The Company had previously collected $28.5 million on an annual basis through its base rate and APC Rider for gas transportation services from Enogex for the power plant requirements covered by the competitive bid. The Stipulation permits the Company to recover $25.2 million annually for the gas transportation services provided by Enogex pursuant to the competitive bid process. The Stipulation directs the Company to reduce its rates to its Oklahoma retail customers by approximately $2.7 million per year through the implementation of a GTAC Rider. The GTAC Rider is a credit for gas transportation cost recovery and is applicable to and becomes part of each Oklahoma retail rate schedule to which the Company’s Fuel Cost Adjustment rider applies. The GTAC Rider became effective with the first billing cycle of July 2001, and will remain in effect until amended by the Company at the direction of the OCC.

State Restructuring Initiatives

          Oklahoma:   As previously reported, Oklahoma enacted in April 1997 the Electric Restructuring Act of 1997 (the “Act”), which was designed to provide for choice by retail customers of their electric supplier by July 1, 2002. In May 2001, the Oklahoma Legislature passed Senate Bill 440 (“SB 440”), which postponed the scheduled start date for customer choice from July 1, 2002 until at least 2003. In addition to postponing the date for customer choice, the SB 440 calls for a nine-member task force to further study the issues surrounding deregulation. The task force includes the Governor or his designee, the Oklahoma Attorney General, the OCC Chair and several legislative leaders, among others. The Company will continue to participate actively in the legislative process and expects to remain a competitive supplier of electricity. The Company cannot predict what, if any, legislation will be adopted at the next legislative session.

          Arkansas:   In April 1999, Arkansas passed a law (“the Restructuring Law”) calling for restructuring of the electric utility industry at the retail level. The Restructuring Law, like the Act, will significantly affect the Company’s future operations. The Company’s electric service area includes parts of western Arkansas, including Fort Smith, the second-largest metropolitan market in the state. The Restructuring Law initially targeted customer choice of electricity providers by January 1, 2002. In February 2001, the Restructuring Law was amended to delay the start date of customer choice of electric providers in Arkansas until October 1, 2003, with the APSC having discretion to further delay implementation to October 1, 2005. The Restructuring Law also provides that utilities owning or controlling transmission assets must transfer control of such transmission assets to an independent system operator, independent transmission company or regional transmission group, if any such organization has been approved by the FERC. The Company filed preliminary business separation plans with the APSC on August 8, 2000. The APSC has established a timetable to establish rules implementing the Restructuring Law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Risk Management

          The risk management process established by the Company is designed to measure both quantitative and qualitative risks in its businesses. A senior risk management committee has been established to review these risks on a regular basis. The Company’s current market risk exposure relates primarily to changes in interest rates.

Interest Rate Risk

          The Company’s exposure to changes in interest rates relates primarily to long-term debt obligations. The Company manages its interest rate exposure by limiting its variable rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. The Company may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 requires the Company to record all derivatives on the Balance Sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the accompanying Statements of Operations. Changes in the fair value of effective fair value hedges are recorded in Price Risk Management in the accompanying Balance Sheets, with a corresponding net change in the hedged asset or liability. Changes in the fair value of effective cash flow hedges are recorded as a component of Accumulated Other Comprehensive Income, which is later reclassified to earnings when the hedged transaction occurs.

          During 2001, the Company entered into an interest rate swap agreement, effective March 30, 2001, to convert $110 million of 7.30 percent fixed rate debt, due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. This interest rate swap qualified as a fair value hedge under SFAS No. 133 and met all requirements for a determination that there was no ineffective portion as allowed under the shortcut method under SFAS No. 133. The objective of this interest rate swap was to achieve a lower cost of debt and raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standard.

          The fair value of long-term debt is estimated based on quoted market prices and management’s estimate of current rates available for similar issues. The Company has no long-term debt maturing until 2005. The following table shows the Company’s long-term debt maturities and the weighted-average interest rates by maturity date.

========================================================================
                                                          Fair Value at
(Dollars in millions)    2005    Thereafter     Total    March 31, 2002
------------------------------------------------------------------------
Fixed rate debt
  Principal amount...  $ 110.0    $  350.0    $  460.0      $  474.0
  Weighted-average
    interest rate....   7.125%       6.55%       6.69%           ---
Variable rate debt
  Principal amount...     ---     $  243.0    $  243.0      $  243.0
  Weighted-average
    interest rate....     ---        4.11%       4.11%           ---
========================================================================

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          Reference is made to Item 3 of the Company’s 2001 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings, except as set forth below:

          Reference is made to Note 8 of the Company's Financial Statements included in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for a discussion of the agreements between Central Oklahoma Oil and Gas Corp. ("COOG") and the Company and between COOG and Enogex. As explained in Note 8, COOG provides gas storage services to the Company from a gas storage facility (herein, the "Stuart Facility") owned and operated by COOG. In developing the Stuart Facility, COOG obtained permanent financing and issued a note (herein, the "Promissory Note"), originally in the amount of $49.5 million. In connection with the permanent financing, Energy Corp. entered into a note purchase agreement, where it agreed, upon the occurrence of a monetary default by COOG on its permanent financing, to purchase the Promissory Note from the holders at a price equal to its unpaid principal amount and interest. In July 1998, and as explained in detail in Note 8, Enogex also agreed to lease additional underground gas storage from COOG at the Stuart Facility, with the capacity being developed by COOG. This lease agreement was accounted for as a capital lease, and an asset was recorded for $26.5 million, which is being amortized over 40 years. The lease term is five years and includes seven five-year renewal options. As of December 31, 2001 and 1999, the capital lease obligation amounted to $9.3 million, $9.8 million and $10.1 million, respectively. As part of the Enogex lease, Energy Corp. agreed to make up to a $12 million secured loan to an affiliate of COOG. As part of this agreement, Energy Corp. has an $8 million loan outstanding repayable in 2003 which is secured by the assets and stock of COOG. This loan is classified as Other Property and Investments on the books of Energy Corp. Disputes arose under the lease agreement between Enogex and COOG and the parties arbitrated these disputes pursuant to the terms of the lease agreement. The arbitration panel rendered a dicision on February 8, 2002 ("Arbitration Award"). Pursuant to the Arbitration Award, COOG filed with the arbitration panel a Motion to Reconsider the panel's ruling, which was denied by a majority of the panel. Enogex has instituted proceedings with the District Court of Oklahoma County to have the Arbitration award confirmed and entered as a judgment of that court.

          By letter dated May 9, 2002, COOG advised the holder of its Promissory Note that the Arbitration Award was in excess of $10 million and, in the event the Arbitration Award became a final, non-appealable order, it would constitute an event of default under the loan agreement relating to the Promissory Note. COOG also advised the holder of its Promissory Note that, due to the significant expenses incurred in defending the Arbitration Award, it was unable to make the payment of principal and interest on the Promissory Note due May 1, 2002. As a result, the Company could be required to purchase the Promissory Note at a price equal to its unpaid principal and interest of approximately $34 million. As the holder of the Promissory Note,

Energy Corp. would be a secured creditor, with the first mortgage or comparable security interest on all of COOG's assets. The Company and Enogex have separate rights to purchase the Stuart Facility at prices set by their contracts, which, in the case of Enogex, include the right to offset against such purchase price, among other things, the outstanding amount of the loan from Energy Corp. to COOG's affiliate. At the present time, the ultimate resolution of this matter and the actions to be taken by the Company or COOG are not known. However, in light of Energy Corp.'s ability to become a secured creditor upon the purchase of the Promissory Note and the rights of the Company and Enogex to purchase the Stuart Facility, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

          (a)      Exhibits
                          None

          (b)      Reports on Form 8-K
                          The Company filed a Current Report on Form 8-K on February 6, 2002 to report the status of the estimated costs of the January 2002 ice storm.

SIGNATURE

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

May 15, 2002