Form 10-Q
period 2003-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2003-08-13
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to_____

Commission File Number: 1-1097

          Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted by General Instruction H(2).

OKLAHOMA GAS AND ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-0382390 (I.R.S. Employer Identification No.)

321 North Harvey
P.O. Box 321
Oklahoma City, Oklahoma 73101-0321
(Address of principal executive offices)
(Zip Code)

405-553-3000
(Registrant’s telephone number, including area code)

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

          As of July 31, 2003, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

June 30, 2003	December 31, 2002
(In millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$	---	$0.3
Accounts receivable - customers, net		112.9	97.7
Accrued unbilled revenues		64.8	28.2
Accounts receivable - other, net		6.7	8.1
Fuel inventories, at LIFO cost		66.8	65.4
Materials and supplies, at average cost		38.1	40.7
Accumulated deferred tax assets		6.8	7.5
Fuel clause under recoveries		38.3	14.7
Other		3.0	5.3

Total current assets		337.4	267.9

OTHER PROPERTY AND INVESTMENTS, at cost		7.0	8.1

PROPERTY, PLANT AND EQUIPMENT
In service		4,161.9	4,098.2
Construction work in progress		36.4	38.7
Other		1.0	1.0

Total property, plant and equipment		4,199.3	4,137.9
Less accumulated depreciation		1,971.2	1,931.0

Net property, plant and equipment		2,228.1	2,206.9

DEFERRED CHARGES AND OTHER ASSETS
Recoverable take or pay gas charges		32.5	32.5
Income taxes recoverable from customers, net		32.4	34.8
Intangible asset - unamortized prior service cost		37.8	37.8
Prepaid benefit obligation		14.2	29.6
Price risk management		9.2	7.5
Other		32.7	34.8

Total deferred charges and other assets		158.8	177.0

TOTAL ASSETS		$2,731.3	$2,659.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

June 30, 2003	December 31, 2002
(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$70.3	$26.1
Accounts payable - other	60.6	63.2
Advances from parent	158.6	101.1
Customers' deposits	34.7	33.0
Accrued taxes	20.0	20.3
Accrued interest	13.8	13.9
Tax collections payable	9.6	6.7
Accrued vacation	12.2	11.6
Other	10.3	10.4

Total current liabilities	390.1	286.3

LONG-TERM DEBT	712.3	710.5

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	151.3	148.6
Accumulated deferred income taxes	411.6	421.5
Accumulated deferred investment tax credits	44.6	47.1
Accrued removal obligations, net	112.7	109.3
Provision for payments of take or pay gas	32.5	32.5

Total deferred credits and other liabilities	752.7	759.0

STOCKHOLDERS' EQUITY
Common stockholders' equity	512.4	512.4
Retained earnings	427.3	455.2
Accumulated other comprehensive loss, net of tax	(63.5)	(63.5)

Total stockholders' equity	876.2	904.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,731.3	$2,659.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended June 30,		Six Months Ended June 30,
2003	2002	2003	2002
	(In millions)

OPERATING REVENUES	$357.9	$352.2	$690.5	$614.3

COST OF GOODS SOLD	186.9	178.0	400.9	326.8

Gross margin on revenues	171.0	174.2	289.6	287.5
Other operation and maintenance	74.9	75.5	146.8	140.2
Depreciation	29.1	30.3	61.7	61.1
Taxes other than income	11.7	11.6	23.7	23.5

OPERATING INCOME	55.3	56.8	57.4	62.7

OTHER INCOME (EXPENSE)
Other income	0.4	0.1	0.7	0.3
Other expense	(0.6)	(0.9)	(1.4)	(1.5)

Net other expense	(0.2)	(0.8)	(0.7)	(1.2)

INTEREST INCOME (EXPENSE)
Interest income	--	0.4	--	0.8
Interest on long-term debt	(9.3)	(9.6)	(18.6)	(19.1)
Allowance for borrowed funds used during construction	0.1	0.3	0.4	0.7
Interest on short-term debt and other interest charges.	(1.0)	(0.8)	(1.8)	(1.5)

Net interest expense	(10.2)	(9.7)	(20.0)	(19.1)

INCOME BEFORE TAXES	44.9	46.3	36.7	42.4

INCOME TAX EXPENSE	17.0	15.5	12.1	13.1

NET INCOME	$27.9	$30.8	$24.6	$29.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003		2002
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income		$24.6	$29.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation		61.7	61.1
Deferred income taxes and investment tax credits, net		(8.9)	13.1
Other assets		12.8	(2.2)
Other liabilities		2.9	(0.2)
Change in certain current assets and liabilities
Accounts receivable - customers, net		(15.2)	4.5
Accounts receivable - other, net		1.4	(0.7)
Accrued unbilled revenues		(36.6)	(28.6)
Fuel, materials and supplies inventories		1.2	(15.0)
Fuel clause under recoveries		(23.6)	---
Other current assets		2.2	1.7
Accounts payable		(2.6)	4.4
Accounts payable - affiliates		43.9	30.8
Customers' deposits		1.7	2.0
Accrued taxes		(0.3)	(0.8)
Accrued interest		---	(0.5)
Fuel clause over recoveries		---	(14.5)
Other current liabilities		3.4	6.2

Net Cash Provided from Operating Activities		68.6	90.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures		(74.2)	(139.4)

Net Cash Used in Investing Activities		(74.2)	(139.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt, net		57.6	100.5
Dividends paid on common stock		(52.3)	(51.8)

Net Cash Provided from Financing Activities		5.3	48.7

NET DECREASE IN CASH AND CASH EQUIVALENTS		(0.3)	(0.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		0.3	0.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$	---	$0.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     Summary of Significant Accounting Policies

Organization

        Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas and its operations are subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“Energy Corp.”) which is an energy and energy services provider offering physical delivery and management of both electricity and natural gas in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

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

        In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002, and the results of its cash flows for the six months ended June 30, 2003 and 2002, have been included and are of a normal recurring nature.

        Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period. The accompanying condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Accounting Records

        The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the OCC and the APSC. Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management’s expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. At June 30, 2003 and December 31, 2002, regulatory assets of approximately $59.6 million and approximately $63.9 million, respectively, are being amortized and reflected in rates charged to customers over periods of up to 20 years. At June 30, 2003 and December 31, 2002, regulatory liabilities of approximately $112.7 million and approximately $109.3 million, respectively, have been reclassified from Accumulated Depreciation in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

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

        The following table is a summary of the Company’s regulatory assets and liabilities at:

(In millions)	June 30, 2003	December 31, 2002
Regulatory Assets
Income taxes recoverable from customers, net	$32.4	$34.8
Unamortized loss on reacquired debt	22.7	23.3
January 2002 ice storm	3.6	5.4
Miscellaneous	0.9	0.4

Total Regulatory Assets	$59.6	$63.9

Regulatory Liabilities
Accrued removal obligations, net	$112.7	$109.3

Total Regulatory Liabilities	$112.7	$109.3

        Income taxes recoverable from customers represent income tax benefits previously used to reduce the Company’s revenues. These amounts are being recovered in rates as the temporary differences that generated the income tax benefit turn around. The provisions of SFAS No. 71 allowed the Company to treat these amounts as regulatory assets and liabilities and they are being amortized over the estimated remaining life of the assets to which they relate. The income tax related regulatory assets and liabilities are netted on the Company’s Condensed Balance Sheets in the line item, “Income Taxes Recoverable from Customers, Net.”

        Accrued removal obligations represent asset retirement costs previously recovered from ratepayers for other than legal obligations. In accordance with SFAS No. 143, the Company was required to reclassify the accrued removal obligations, which had previously been recorded as a liability in Accumulated Depreciation, to a regulatory liability. See Note 2 for a further discussion.

        Management continuously monitors the future recoverability of regulatory assets. When, in management’s judgment, future recovery becomes impaired, the amount of the regulatory asset is reduced or written off, as appropriate.

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

Allowance for Uncollectible Accounts Receivable

        All customer balances are written off if not collected within six months after the account is finalized. The allowance for uncollectible accounts receivable is calculated by multiplying the last six months of electric revenue by the provision rate. The provision rate is based on a 12- month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. The allowance for uncollectible accounts receivable was approximately $2.3 million and $4.7 million at June 30, 2003 and December 31, 2002, respectively.

Income Taxes

        The Company is a member of an affiliated group that files consolidated income tax returns. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. Amortization of the investment tax credits was approximately $1.3 million for the three months ended June 30, 2003 and 2002 and was approximately $2.6 million for the six months ended June 30, 2003 and 2002, respectively, and is recorded as an income tax benefit in the accompanying Condensed Statements of Income.

        The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes,” which uses an asset and liability approach to accounting for income taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

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

Fuel Inventories

        Fuel inventories for the generation of electricity consist of coal, natural gas and oil. These inventories are accounted for under the last-in, first-out (“LIFO”) cost method. The estimated replacement cost of fuel inventories was higher than the stated LIFO cost by approximately $28.9 million and $7.0 million at June 30, 2003 and December 31, 2002, respectively, based on the average cost of fuel purchased.

Related Party Transactions

        Energy Corp. allocated operating costs to the Company of approximately $21.3 million and $24.5 million during the three months ended June 30, 2003 and 2002, respectively, and allocated approximately $42.3 million and $49.3 million during the six months ended June 30, 2003 and 2002, respectively. Energy Corp. allocates operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. Where more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the “Distragas” method. The Distragas method is a three-factor formula that uses an equal weighting of payroll, operating income and assets. The Company believes this method provides a reasonable basis for allocating common expenses.

        During the three months ended June 30, 2003 and 2002, the Company paid its affiliate Enogex Inc. and subsidiaries (“Enogex”) approximately $11.1 million and $8.4 million, respectively, for transporting gas to the Company’s natural gas generating stations. During the six months ended June 30, 2003 and 2002, the Company paid Enogex approximately $21.6 million and $17.5 million, respectively, for transporting gas to the Company’s natural gas generating stations. These purchases are priced based on a market basket of posted prices within the region and are priced similar to purchases, which had previously been made directly from unaffiliated sources. Approximately $4.0 million and $1.7 million were recorded at June 30, 2003 and December 31, 2002, respectively, and are included in Accounts Payable — Affiliates in the accompanying Condensed Balance Sheets for these activities.

        During the six months ended June 30, 2002, the Company recorded interest income of approximately $0.2 million from Energy Corp. for advances made by the Company to Energy Corp. The Company made no advances to Energy Corp. during the three months ended June 30, 2003 and 2002 or during the six months ended June 30, 2003.

        During the three months ended June 30, 2003 and 2002, the Company recorded interest expense of approximately $0.5 million and $0.3 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. During the six months ended June 30, 2003 and 2002, the Company recorded interest expense of approximately $0.7 million and $0.3 million to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

        The Company paid approximately $26.2 million and $25.9 million in dividends to Energy Corp. during the three months ended June 30, 2003 and 2002, respectively. The Company paid approximately $52.3 million and $51.9 million in dividends to Energy Corp. during the six months ended June 30, 2003 and 2002, respectively.

Reclassifications

        Certain prior year amounts have been reclassified on the condensed financial statements to conform to the 2003 presentation.

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

        SFAS No. 143 also requires that, if the conditions of SFAS No. 71 are met, a regulatory asset or liability should be recorded to recognize differences between asset retirement costs recorded under SFAS No. 143 and legal or other asset retirement costs recognized for ratemaking purposes. Upon adoption of SFAS No. 143, the Company was required to quantify the amount of asset retirement costs previously recovered from ratepayers for other than legal obligations and reclassify those differences as regulatory assets or liabilities. At December 31, 2002, approximately $109.3 million had been previously recovered from ratepayers and recorded as a liability in Accumulated Depreciation related to estimated asset retirement obligations. This balance was reclassified as a regulatory liability on the December 31, 2002 Condensed Balance Sheet. At June 30, 2003, the regulatory liability for accrued removal obligations, net was approximately $112.7 million.

        In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. Interpretation No. 45 is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted this new interpretation effective January 1, 2003 and the adoption of this new interpretation did not have a material impact on its financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

        Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted this new interpretation effective July 1, 2003 and the adoption of this new interpretation is not expected to have a material impact on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FASB Interpretation No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard is not expected to have a material impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of this statement apply to an issuer’s classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that are not a derivative in its entirety. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard is not expected to have a material impact on its financial position or results of operations.

3.     Price Risk Management Assets and Liabilities

        The Company periodically utilizes derivative contracts to reduce exposure to adverse interest rate fluctuations. During the six months ended June 30, 2003 and 2002, the Company’s use of price risk management instruments primarily involved the use of interest rate swap agreements to hedge the Company’s exposure to interest rate risk by converting a portion of the Company’s fixed rate debt to a floating rate. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

        In accordance with SFAS No. 133, the Company recognizes all of its derivative instruments as Price Risk Management assets or liabilities in the Balance Sheet at fair value with such amounts classified as current or long-term based on their anticipated settlement. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of Accumulated Other Comprehensive Income and recognized into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion of a derivative’s change in fair value is recognized currently in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and hedged item during the period of hedge designation. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transactions are no longer probable of occurring, any gain or loss deferred in Accumulated Other Comprehensive Income is recognized currently in earnings. The Company’s interest rate swap agreements have been designated as fair value hedges and qualified for the shortcut method prescribed by SFAS No. 133. Under the shortcut method, the Company assumes that the hedged item’s change in fair value is exactly as much as the derivative’s change in fair value.

4.     Comprehensive Loss

        There were no items of other comprehensive income for the three and six months ended June 30, 2003 and 2002. Accumulated other comprehensive loss at both June 30, 2003 and December 31, 2002 included approximately a $63.5 million after tax loss ($103.5 million pre-tax) related to a minimum pension liability adjustment. The Company’s actuarial consultants review the funded status of the pension plan at year end. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter.

5.     Supplemental Cash Flow Information

        Non-cash financing activities for the six months ended June 30, 2003 and 2002 included approximately $1.7 million and $3.4 million, respectively, related to the change in fair value of the interest rate swap agreement and the corresponding change in long-term debt.

6.     Long-Term Debt

Interest Rate Swap Agreement

        At June 30, 2003 and December 31, 2002, the Company had one outstanding interest rate swap agreement, effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. This interest rate swap qualified as a fair value hedge under SFAS No. 133 and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards.

        At June 30, 2003 and December 31, 2002, the fair value pursuant to the interest rate swap was approximately $9.2 million and $7.5 million, respectively, and is included in non-current Price Risk Management assets in the accompanying Condensed Balance Sheets. A corresponding net increase of approximately $9.2 million and $7.5 million is reflected in Long-Term Debt at June 30, 2003 and December 31, 2002, respectively, as this fair value hedge was effective at June 30, 2003 and December 31, 2002.

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

        On June 26, 2003, the Company renewed its $100.0 million line of credit facility for an additional one-year term expiring June 26, 2004.

7.     Short-Term Debt

        The Company had short-term debt from Energy Corp. of approximately $158.6 million and $101.1 million, respectively, outstanding at June 30, 2003 and December 31, 2002. The Company uses short-term borrowings from Energy Corp. to meet working capital requirements. The following table shows Energy Corp.’s and the Company’s lines of credit in place at June 30, 2003. Energy Corp.’s short-term borrowings will consist of a combination of bank borrowings and commercial paper.

Lines of Credit (In millions)
Entity	Amount	Maturity
Energy Corp. (A)	$ 200.0	January 8, 2004
	100.0	January 15, 2004
	15.0	April 6, 2004
The Company	100.0	June 26, 2004
Total	$ 415.0
(A) The lines of credit at Energy Corp. are used to back up its commercial paper borrowings, which were approximately $223.3 million at June 30, 2003. No borrowings were outstanding at June 30, 2003 under any of the lines of credit shown above, however, $8.0 million of the $15.0 million line of credit above is supported by an Energy Corp. letter of credit.

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

8.     Commitments and Contingencies

        Except as set forth below, the circumstances set forth in Note 9 to the Company’s financial statements included in the Company’s Form 10-K for the year ended December 31, 2002, appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Natural Gas Storage Facility Agreement with Central Oklahoma Oil and Gas Corp.

        Reference is made to paragraph 4 in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which describes the ongoing dispute between Central Oklahoma Oil and Gas Corp. ("COOG") and Energy Corp. and Enogex. As previously reported, Enogex entered into a Storage Lease Agreement with COOG relating to the Stuart Storage Facility and Energy Corp. agreed to make up to a $12 million secured loan to Natural Gas Storage Corporation ("NGSC"), an affiliate of COOG (the "NGSC Loan"). In July 2002, judgment was entered against COOG and in favor of Enogex in the amount of approximately $23.3 million (the "Judgment"), in connection with the Storage Lease Agreement. Enogex subsequently exercised its option to acquire the Stuart Storage Facility under the Asset Purchase Option in the Storage Lease Agreement. Energy Corp. and Enogex intend to continue to vigorously pursue their rights in conjunction with the NGSC Loan.

        On February 28, 2003, Enogex filed in the Texas action, a motion to dismiss, or in the alternative, to compel arbitration. NGSC and COOG filed their response and a hearing was held on March 14, 2003. By order dated June 19, 2003, the Court granted Enogex's motion to dismiss, or in the alternative, to compel arbitration and ordered Plaintiffs (COOG and NGSC) and Enogex to arbitration on all issues and claims arising under the Storage Lease Agreement and/or the Option Agreement, including all issues overlapping with the loan agreement and related documents. The Texas action is stayed in its entirety pending arbitration. Enogex intends to vigorously pursue its rights through arbitration.

        On July 16, 2003, Energy Corp. and Enogex served separate complaints on the individual shareholders of COOG and NGSC - Enogex Inc. v John C. Thrash, John F. Thrash and Robert R. Voorhees, Jr., Case No. CIV_03-0388-L; and OGE Energy Corp. and Enogex Inc. v John C. Thrash, John F. Thrash and Robert R. Voorhees, Jr., Case No. CIV 03-0389-L - both filed in the

Western District of Oklahoma Federal Court. Energy Corp. and Enogex have each stated claims for (1) fraudulent transfer; (2) imposition of an equitable trust; and (3) breach of fiduciary duty. Enogex seeks to recover the remaining amount owed under the Judgment, plus interest, and Energy Corp. and Enogex seek to recover the amount owed under the NGSC Loan, plus interest.

Storm Damage

        On May 8 and May 9, 2003, the Oklahoma City area was hit by a series of tornadoes that inflicted damage to the Company’s transmission and distribution system. The estimated storm damage costs are approximately $8.7 million of which approximately $7.9 million was capitalized and $0.8 million was expensed in the second quarter. The storm damage costs did not have a material effect on the Company’s financial position or results of operations.

Other

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

        On October 11, 2002, the Company, the OCC Staff, the Oklahoma Attorney General and other interested parties agreed to a settlement (the “Settlement Agreement”) of the Company’s rate case. The administrative law judge subsequently recommended approval of the Settlement Agreement and on November 22, 2002, the OCC signed a rate order containing the provisions of the Settlement Agreement. The Settlement Agreement provides for, among other items: (i) a $25.0 million annual reduction in the electric rates of the Company’s Oklahoma customers which went into effect January 6, 2003; (ii) recovery by the Company, through rate base, of the capital expenditures associated with the January 2002 ice storm; (iii) recovery by the Company, over three years, of the $5.4 million in deferred operating costs, associated with the January 2002 ice storm, through the Company’s rider for sales to other utilities and power marketers; (iv) the Company to acquire electric generating capacity of not less than 400 megawatts (“MW”) to be integrated into the Company’s generation system. Key portions of the Settlement Agreement are described in detail in Note 10 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002.

        As part of the Settlement Agreement, the Company also agreed to consider competitive bidding for gas transportation service to its natural gas fired generation facilities pursuant to the terms set forth in the Settlement Agreement. On April 29, 2003, the Company filed an application with the OCC in which the Company advised the OCC that after careful consideration competitive bidding for gas transportation was rejected in favor of a new intrastate firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas fired generation plants. A hearing is scheduled to be held October 27, 2003 and an OCC order in the case is expected either later in 2003 or early in 2004.

        On May 12, 2003, the Company filed with the OCC a notice of intent to seek an annual increase in its rates to its Oklahoma customers of more than one percent. The notice lists the following, among others, as major issues to be addressed in its application: (i) the acquisition of a generation facility in accordance with the Settlement Agreement; (ii) increased capital expenditures for efficiency improvements and reliability enhancements to ensure fuel costs are minimized, and (iii) increased pension, medical and insurance costs. On June 25, 2003, the Company announced that it has delayed filing its application for this rate increase to later in 2003.

Security Enhancements

        On August 14, 2002, the Company filed a report with the OCC outlining proposed expenditures and related actions for security enhancement. Attempting to make security investments at the proper level, the Company has developed a set of guidelines intended to minimize long-term or widespread outages, minimize the impact on critical national defense and related customers, maximize the ability to respond to and recover from an attack, minimize the financial impact on the Company that might be caused by an attack and accomplish these efforts with minimal impact on ratepayers. The OCC Staff has retained a security expert to review the report filed by the Company, and a hearing is expected to be held in late 2003.

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

State Restructuring Initiatives

Oklahoma

        As previously reported, the Electric Restructuring Act of 1997 (the “1997 Act”) was designed to provide retail customers in Oklahoma a choice of their electric supplier by July 1, 2002. Additional implementing legislation was to be adopted by the Oklahoma

Legislature to address many specific issues associated with the 1997 Act and with deregulation. In May 2000, a bill addressing the specific issues of deregulation was passed in the Oklahoma State Senate and then was defeated in the Oklahoma House of Representatives. In May 2001, the Oklahoma Legislature passed Senate Bill 440 (“SB 440”), which postponed the scheduled start date for customer choice from July 1, 2002 until at least 2003. In addition to postponing the date for customer choice, SB 440 calls for a nine-member task force to further study the issues surrounding deregulation. The task force includes the Governor or his designee, the Oklahoma Attorney General, the OCC Chair and several legislative leaders, among others. In the 2003 legislative session, Senate Bill 383 was introduced to repeal the 1997 Act. The 2003 legislative session ended without any further action to repeal the 1997 Act. It is unknown at this time whether the bill will be passed into law. The Company will continue to actively participate in the legislative process and expects to remain a competitive supplier of electricity. As a result of the failures of California’s attempt to deregulate its electricity markets, the Enron bankruptcy, and associated impacts on the industry, efforts to restructure the electricity market in Oklahoma appear at this time to be delayed indefinitely.

Arkansas

        In April 1999, Arkansas passed a law (the “Restructuring Law”) calling for restructuring of the electric utility industry at the retail level. The Restructuring Law initially targeted customer choice of electricity providers by January 1, 2002. In February 2001, the Restructuring Law was amended to delay the start date of customer choice of electric providers in Arkansas until October 1, 2003, with the APSC having discretion to further delay implementation to October 1, 2005. In March 2003, the Restructuring Law was repealed. As part of the repeal legislation, electric public utilities are permitted to recover transition costs. The Company incurred approximately $2.4 million in transition costs necessary to carry out its responsibilities associated with efforts to implement retail open access. The Company will be filing an application with the APSC in the next several months to recover these costs. The APSC will most likely schedule a hearing later in 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Introduction

        Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas and its operations are subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“Energy Corp.”) which is an energy and energy services provider offering physical delivery and management of both electricity and natural gas in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

Company Strategy

        In early 2002, Energy Corp. completed a review of its business strategy that was largely driven by the anticipated deregulation of the retail electric markets in Oklahoma and Arkansas. Due to a variety of factors, including efforts to repeal the Oklahoma Electric Restructuring Act of 1997 and the recent repeal of the Restructuring Law in Arkansas, Energy Corp. does not anticipate that deregulation of the electricity markets in Oklahoma or Arkansas will occur in the foreseeable future. The strategic direction of Energy Corp. has been revised to reflect these developments. As a result, Energy Corp. expects potentially slower earnings growth than associated with deregulation but with less variability of those earnings.

        Energy Corp.’s business strategy will utilize the diversified asset position of the Company and Enogex Inc. and subsidiaries (“Enogex”) to provide energy products and services to customers primarily in the south central United States. Energy Corp. will focus on those products and services with limited or manageable commodity exposure. Energy Corp. intends for the Company to continue as an integrated utility engaged in the generation, transmission and the distribution of electricity and to represent over time approximately 70 percent of Energy Corp.’s consolidated assets. The remainder of Energy Corp.’s assets will be in Enogex’s pipeline businesses. In addition to the incremental growth opportunities that Enogex provides, Energy Corp. believes that Enogex’s risk management capabilities, commercial skills and market information provide value to all of its businesses. Federal regulation in regard to the operations of the wholesale power market may change with the proposed Standard Market Design initiative at the FERC. In addition, Oklahoma and Arkansas legislatures and utility commissions may propose changes from time to time that could subject utilities to market risk. Accordingly, Energy Corp. is applying risk management practices to all of its operations in an effort to mitigate the potential adverse effect of any future regulatory changes.

        In the near term, the Company plans on increasing its investment and growing earnings largely through the acquisition of a merchant power plant. As part of the OCC’s rate order on

November 20, 2002, the Company is seeking to purchase an electric power plant with at least 400 megawatts (“MW”) of generating capacity and to include the cost of such plant in its rate base. The Company anticipates filing with appropriate regulatory agencies to increase base rates to recover its investment in, and operating expenses of, any power plant acquired and expects that customers should realize overall lower rates through fuel savings due to the increased efficiency of a new plant and lower capital costs than those associated with the expiring qualified cogeneration and small power production producers’ contracts (“QF contracts”) pursuant to which the Company currently acquires a portion of the power it delivers to its customers.

        The Company will continue to review all of the supply alternatives to replace expiring QF contracts that minimize the total cost of generation to our customers. Unless extended by the Company, 540 MW's of QF contracts will expire over the next one to five years. Accordingly, the Company will continue to explore opportunities to build or buy power plants in order to serve its native load. As a result of the high volatility of natural gas prices and the increase in projected natural gas prices, the Company will include the feasibility of constructing additional base load coal-fired units in its build options.

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

Overview

General

        The following discussion and analysis presents factors which affected the Company’s results of operations for the three and six months ended June 30, 2003 as compared to the same periods in 2002 and the Company’s financial position at June 30, 2003. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto and the Company’s Form 10-K for the year ended December 31, 2002. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Operating Results

        The Company contributed $0.35 per share for the three months ended June 30, 2003 compared to $0.40 per share for the same period in 2002. The Company’s decrease was primarily attributable to lower electric rates due to the January 2003 rate reduction and cooler weather in the Company’s service territory partially offset by customer growth.

        The Company contributed $0.31 per share for the six months ended June 30, 2003 compared to $0.38 per share for the same period in 2002. The Company’s decrease was primarily attributable to lower electric rates due to the January 2003 rate reduction, cooler weather in the Company’s service territory and higher operating and maintenance expenses partially offset by customer growth and higher recoveries of fuel cost from Arkansas customers.

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

        The Company expects that the New Generation will provide savings, over a three-year period, in excess of $75 million. If the Company is unable to demonstrate at least $75 million in savings, the Company will be required to credit to its Oklahoma customers any unrealized savings below $75 million. In the event the Company does not acquire the New Generation by December 31, 2003, the Company will be required to credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the New Generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. However, if the Company purchases the New Generation subsequent to January 1, 2004, the credit to Oklahoma customers will terminate in the first month that the New Generation begins initial operations and any previously-credited amount to Oklahoma customers will be deducted in the determination of the $75.0 million targeted savings. Reference is made to Note 9 of Notes to Condensed Financial Statements in this report and to Note 10 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002 for a further discussion of the Settlement Agreement and of other recent actions relating to the Company’s rates.

        On May 12, 2003, the Company filed with the OCC a notice of intent to seek an annual increase in its rates to its Oklahoma customers of more than one percent. The notice lists the following, among others, as major issues to be addressed in its application: (i) the acquisition of a generation facility in accordance with the Settlement Agreement; (ii) increased capital expenditures for efficiency improvements and reliability enhancements to ensure fuel costs are minimized, and (iii) increased pension, medical and insurance costs. On June 25, 2003, the Company announced that it has delayed filing its application for this rate increase to later in 2003.

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

2003 Outlook

        Energy Corp. previously projected 2003 earnings at $1.35 and $1.45 per share, assuming, among other things, normal weather and continued customer growth in the electric utility service area and improved performance at Enogex. Due to improved performance at Enogex, Energy Corp. has revised its 2003 earnings estimate to $1.40 to $1.50 per share. Energy Corp. anticipates a contribution of approximately $112 to $118 million from the Company.

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

        The Company continues to pursue the acquisition of a new power plant and hopes to sign an agreement during the third quarter of 2003.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share data)	2003		2002		2003		2002
Operating income	$55.3		$56.8		$57.4		$62.7
Net income	$27.9		$30.8		$24.6		$29.3
Average common shares outstanding	40.4		40.4		40.4		40.4
Dividends declared per share	$0.65	2	$0.64	2	$1.30	1	$1.28	4

        In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income. Operating income was approximately $55.3 million and $56.8 million for the three months ended June 30, 2003 and 2002, respectively. Operating income was approximately $57.4 million and $62.7 million for the six months ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Operating revenues	$357.9	$352.2	$690.5	$614.3
Fuel	125.6	112.8	266.9	197.8
Purchased power	61.3	65.2	134.0	129.0

Gross margin on revenues	171.0	174.2	289.6	287.5
Other operating expenses	115.7	117.4	232.2	224.8

Operating income	$55.3	$56.8	$57.4	$62.7

System sales - MWH (A)	5.8	6.0	11.7	11.5
Off-system sales - MWH	---	---	0.1	0.2

Total sales - MWH	5.8	6.0	11.8	11.7

(A) Megawatt-hour

Quarter ended June 30, 2003 compared to quarter ended June 30, 2002

        The Company’s operating revenues for the three months ended June 30, 2003 decreased approximately $1.5 million or 2.6 percent as compared to the same period in 2002. The decrease in operating income was primarily attributable to lower electric rates due to the January 2003 rate reduction and cooler weather in the Company’s service territory partially offset by customer growth.

        The gross margin, which is operating revenues less cost of goods sold, was approximately $171.0 million for the three months ended June 30, 2003 as compared to approximately $174.2 million during the same period in 2002, a decrease of approximately $3.2 million or 1.8 percent. The gross margin decreased due to lower electric rates resulting from the Company’s rate reduction, which went into effect on January 6, 2003 (approximately $3.4 million), cooler weather in the Company’s service territory (approximately $4.8 million), the loss of revenue associated with various rate riders (approximately $1.2 million) and lower off-system sales (approximately $1.1 million). Partially offsetting the decrease in gross margin was an increase of approximately $4.9 million due to growth in the Company’s service territory and an increase of approximately $2.6 million due to higher recoveries of fuel costs from Arkansas customers through that state’s automatic fuel adjustment clause.

        Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $125.6 million for the three months ended June 30, 2003 as compared to approximately $112.8 million during the same period in 2002, an increase of approximately $12.8 million or 11.3 percent. The increase was due primarily to an increase in the average cost of fuel per kilowatt-hour (“kwh”) due to higher natural gas prices. Purchased power costs were approximately $61.3 million for the three months ended June 30, 2003 as compared to approximately $65.2 million during the same period in 2002, a decrease of approximately $3.9 million or 6.0 percent. The decrease is primarily due to lower capacity payments to cogeneration facilities.

        Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to the Company’s customers through automatic fuel adjustment clauses. While the regulatory mechanisms for recovering fuel costs differ in Oklahoma and Arkansas, the accounting method used to account for fuel costs is intended to provide neither an ultimate benefit nor detriment to the Company’s earnings. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays to Enogex.

        Other operating expenses, consisting of operating and maintenance expense, depreciation expense and taxes other than income, were approximately $115.7 million for the three months ended June 30, 2003 as compared to approximately $117.4 million during the same period in 2002, a decrease of approximately $1.7 million or 1.4 percent. This decrease was primarily due to a $1.2 million decrease in depreciation expense resulting from a change in depreciation rates resulting from the Settlement Agreement. Also contributing to the decrease was approximately a $0.6 million decrease in operating and maintenance expenses primarily due to lower levels of uncollectibles expense of approximately $1.7 million and miscellaneous other items of approximately $1.9 million. These decreases were partially offset by an increase of approximately $3.0 million in pension and benefit expenses for the three months ended June 30, 2003 as compared to the same period in 2002 due to the general upward trend in these costs.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

        The Company’s operating income for the six months ended June 30, 2003 decreased approximately $5.3 million or 8.5 percent as compared to the same period in 2002. The decrease in operating income was primarily attributable to lower electric rates due to the January 2003 rate reduction, cooler weather in the Company’s service territory and higher operating and maintenance expenses partially offset by customer growth and higher recoveries of fuel cost from Arkansas customers.

        The gross margin was approximately $289.6 million for the six months ended June 30, 2003 as compared to approximately $287.5 million during the same period in 2002, an increase of approximately $2.1 million or 0.7 percent. Gross margin increased for the six months ended June 30, 2003 due to growth in the Company’s service territory (approximately $9.2 million), higher recoveries of fuel costs from Arkansas customers through that state’s automatic fuel adjustment clause (approximately $5.5 million) and the loss of revenue in January 2002, associated with the interruption of service to our customers as a result of the severe January 2002 ice storm (approximately $1.5 million). Partially offsetting the increase in gross margin was a decrease of approximately $7.6 million due to lower electric rates resulting from the Company’s January 2003 rate reduction, a decrease of approximately $3.8 million due to cooler weather in the Company’s service territory and a decrease of approximately $2.4 million due to the loss of revenue associated with various rate riders.

        Fuel expense was approximately $266.9 million for the six months ended June 30, 2003 as compared to approximately $197.8 million during the same period in 2002, an increase of approximately $69.1 million or 34.9 percent. The increase was due primarily to an increase in the average cost of fuel per kwh due to higher natural gas prices. Purchased power costs were approximately $134.0 million for the six months ended June 30, 2003 as compared to approximately $129.0 million during the same period in 2002, an increase of approximately $5.0 million or 3.9 percent. The increase was primarily due to approximately a 14.0 percent increase in the volume of energy purchased.

        Other operating expenses, consisting of operating and maintenance expense, depreciation expense and taxes other than income, were approximately $232.2 million for the six months ended June 30, 2003 as compared to approximately $224.8 million during the same period in 2002, an increase of approximately $7.4 million or 3.3 percent. The increase was primarily due to approximately a $6.6 million increase in operating and maintenance expenses. This increase was primarily due to approximately $5.4 million of costs incurred during the first quarter of 2002 in connection with the severe January 2002 ice storm being reported as a regulatory asset. These 2002 expenditures, incurred by field service personnel, would normally have been charged to maintenance expenses. Also contributing to the increase in operating and maintenance expenses was an increase of approximately $3.3 million in contract labor, primarily related to the overhaul of one of the Company’s turbines. Pension and benefit expenses increased approximately $3.7 million for the six months ended June 30, 2003 as compared to the same period in 2002 due to the general upward trend in these costs. These increases were partially offset by lower levels of uncollectibles expense of approximately $2.9 million and lower miscellaneous operating expenses of approximately $1.8 million.

Other Income and Expense

        Other income includes, among other things, contract work performed by the Company, non-operating rental income, profit on the retirement of fixed assets and miscellaneous non-operating income. Other income was approximately $0.4 million for the three months ended June 30, 2003 as compared to approximately $0.1 million during the same period in 2002, an increase of approximately $0.3 million. Other income was approximately $0.7 million for the six months ended June 30, 2003 as compared to approximately $0.3 million during the same period in 2002, an increase of approximately $0.4 million. These increases were primarily due to an increase of approximately $0.2 million in non-operating rental income and approximately $0.1 million in miscellaneous non-operating income.

        Other expense includes, among other things, loss on retirement of fixed assets, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions. Other expense was approximately $0.6 million for the three months ended June 30, 2003 as compared to approximately $0.9 million during the same period in 2002, a decrease of approximately $0.3 million. This decrease was primarily due to a decrease of approximately $0.1 million from the sale of the heat pump loans during December 2002 and approximately a $0.1 million decrease in charitable donations.

Net Interest Expense

        Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $10.2 million for the three months ended June 30, 2003 as compared to approximately $9.7 million during the same period in 2002, an increase of approximately $0.5 million or 5.2 percent. This increase was primarily due to a decrease in interest income of approximately $0.4 million of which approximately $0.2 million related to the sale of the Company’s heat pump loans during December 2002.

        Net interest expense was approximately $20.0 million for the six months ended June 30, 2003 as compared to approximately $19.1 million during the same period in 2002, an increase of approximately $0.9 million or 4.7 percent. This increase was primarily due to a decrease in interest income of approximately $0.8 million of which approximately $0.4 million related to the sale of the Company’s heat pump loans during December 2002 and approximately $0.2 million related to intercompany interest income with Energy Corp.

Income Tax Expense

        Income tax expense was approximately $17.0 million for the three months ended June 30, 2003 as compared to approximately $15.5 million during the same period in 2002, an increase of approximately $1.5 million or 9.7 percent. The increase was primarily due to a refund of Oklahoma income tax of approximately $1.5 million during the three months ended June 30, 2002 related to Oklahoma investment tax credits.

        Income tax expense was approximately $12.1 million for the six months ended June 30, 2003 as compared to approximately $13.1 million during the same period in 2002, a decrease of approximately $1.0 million or 7.6 percent. This decrease was primarily due to lower pre-tax income for the six months ended June 30, 2003 as compared to the same period in 2002.

Financial Condition

        The balance of Accounts Receivable – Customers, Net was approximately $112.9 million and $97.7 million at June 30, 2003 and December 31, 2002, respectively, an increase of approximately $15.2 million or 15.6 percent. The increase was primarily due to an increase in the fuel costs for June 2003 as compared to December 2002 partially offset by cooler weather and the rate reduction ordered in November 2002.

        The balance of Accrued Unbilled Revenues was approximately $64.8 million and $28.2 million at June 30, 2003 and December 31, 2002, respectively, an increase of approximately $36.6 million or 129.8 percent. The increase was primarily due to higher fuel costs, higher seasonal electric rates and increased usage due to warmer weather during June 2003 as compared to December 2002.

        The balance of Fuel Clause Under Recoveries was approximately $38.3 million and $14.7 million at June 30, 2003 and December 31, 2002, respectively, an increase of approximately $23.6 million or 160.5 percent. This increase was due to under recoveries from the Company’s customers as the Company’s cost of fuel exceeded the amount billed during the first six months of 2003. The cost of fuel subject to recovery through the fuel clause mechanism was approximately $1.54 per million British thermal unit (“MMBtu”) in December 2002, and was approximately $2.13 per MMBtu in June 2003. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result the Company under recovers fuel cost in periods of rising prices and over recovers fuel cost when prices decline. Provisions in the fuel clauses allow the Company to amortize under or over recovery. The Company began amortizing the under collected amounts beginning with the April 2003 customers bills.

        The balance of Prepaid Benefit Obligation was approximately $14.2 million and $29.6 million at June 30, 2003 and December 31, 2002, respectively, a decrease of approximately $15.4 million or 52.0 percent. The decrease was primarily due to pension accruals being credited to the prepaid benefit obligation.

        The balance of Advances from Parent was approximately $158.6 million and $101.1 million at June 30, 2003 and December 31, 2002, respectively, an increase of approximately $57.5 million or 56.9 percent. The increase was primarily due to the payment of ad valorem taxes, bond interest and gas purchases during the second quarter of 2003.

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

Interest Rate Swap Agreement

        At June 30, 2003 and December 31, 2002, the Company had one outstanding interest rate swap agreement, effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. This interest rate swap qualified as a fair value hedge under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards.

        At June 30, 2003 and December 31, 2002, the fair value pursuant to the interest rate swap was approximately $9.2 million and $7.5 million, respectively, and is included in non-current Price Risk Management assets in the accompanying Condensed Balance Sheets. A corresponding net increase of approximately $9.2 million and $7.5 million is reflected in Long-Term Debt at June 30, 2003 and December 31, 2002, respectively, as this fair value hedge was effective at June 30, 2003 and December 31, 2002.

Future Capital Requirements

        The Company’s current 2003 to 2005 construction program does not include additional generation plants, however, the Company will continue to review all of the supply alternatives to replace expiring QF contracts that minimize the total cost of generation to our customers. Unless extended by the Company, 540 MW's of QF contracts will expire over the next one to five years. Accordingly, the Company will continue to explore opportunities to build or buy power plants in order to serve its native load. As a result of the high volatility of natural gas prices and the increase in projected natural gas prices, the Company will include the feasibility of constructing additional base load coal-fired units in its build options.

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

Future Sources of Financing

General

        Apart from the funds required to purchase at least 400 MW’s of a power plant pursuant to the Settlement Agreement, management expects that internally generated funds will be adequate over the next three years to meet other anticipated capital expenditures, operating needs, payment of dividends and maturities of long-term debt. Energy Corp. plans to issue a combination of equity and debt in 2003 to fund the purchase of the electric generating plant.

Short-Term Debt

        Short-term borrowings from Energy Corp. are used to meet working capital requirements. The following table shows Energy Corp.’s and the Company’s lines of credit in place at July 31, 2003. Energy Corp.’s short-term borrowings will consist of a combination of bank borrowings and commercial paper.

Lines of Credit (In millions)
Entity	Amount	Maturity
Energy Corp. (A)	$ 200.0	January 8, 2004
	100.0	January 15, 2004
	15.0	April 6, 2004
The Company	100.0	June 26, 2004
Total	$ 415.0
(A) The lines of credit at Energy Corp. are used to back up its commercial paper borrowings, which were approximately $242.3 million at July 31, 2003. No borrowings were outstanding at July 31, 2003 under any of the lines of credit shown above, however, $8.0 million of the $15.0 million line of credit above is supported by an Energy Corp. letter of credit.

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

Security Ratings

        On January 15, 2003, Standard & Poor’s Ratings Services (“Standard & Poor’s”) lowered the credit ratings of the Company’s senior unsecured debt from A- to BBB+. The outlook is now stable. Standard & Poor’s cited the relatively low-risk low-cost efficient operations of the Company. The Company may experience somewhat higher borrowing costs but does not expect the actions by Standard & Poor’s to have a significant impact on the Company’s financial position or results of operations.

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

        The Company reads its customers’ meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers’ electricity consumption that has not been billed at the end of each month. Unbilled revenue is presented in Accrued Unbilled Revenues on the Condensed Balance Sheets and in Operating Revenues on the Condensed Statements of Income based on estimates of usage and prices during the period. At June 30, 2003 and December 31, 2002, Accrued Unbilled Revenues were approximately $64.8 million and $28.2 million, respectively. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

        All customer balances are written off if not collected within six months after the account is finalized. The allowance for uncollectible accounts receivable is calculated by multiplying the last six months of electric revenue by the provision rate. The provision rate is based on a 12-month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Condensed Balance Sheets and is included in Other Operation and Maintenance Expense on the Condensed Statements of Income. The allowance for uncollectible accounts receivable was approximately $2.3 million and $4.7 million at June 30, 2003 and December 31, 2002, respectively.

Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 affects the Company’s accrued plant removal costs for generation, transmission, distribution and processing facilities and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. If a reasonable estimate of the fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of the fair value can be made. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

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

        SFAS No. 143 also requires that, if the conditions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” are met, a regulatory asset or liability should be recorded to recognize differences between asset retirement costs recorded under SFAS No. 143 and legal or other asset retirement costs recognized for ratemaking purposes. Upon adoption of SFAS No. 143, the Company was required to quantify the amount of asset retirement costs previously recovered from ratepayers for other than legal obligations and reclassify those differences as regulatory assets or liabilities. At December 31, 2002, approximately $109.3 million had been previously recovered from ratepayers and recorded as a liability in Accumulated Depreciation related to estimated asset retirement obligations. This balance was reclassified as a regulatory liability on the December 31, 2002 Condensed Balance Sheet. At June 30, 2003, the regulatory liability for accrued removal obligations, net was approximately $112.7 million.

        In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. Interpretation No. 45 is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted this new interpretation effective January 1, 2003 and the adoption of this new interpretation did not have a material impact on its financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

        Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted this new interpretation effective July 1, 2003 and the adoption of this new interpretation is not expected to have a material impact on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in FASB Interpretation No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard is not expected to have a material impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of this statement apply to an issuer’s classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. This statement does not apply to features that are embedded in a financial instrument that are not a derivative in its entirety. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard is not expected to have a material impact on its financial position or results of operations.

Electric Competition; Regulation

Proposed Standard Market Design Rulemaking

        In July 2002, the FERC issued a Notice of Proposed Rulemaking on Standard Market Design Rulemaking for regulated utilities. If implemented as proposed, the rulemaking will substantially change how wholesale electric markets operate throughout the United States. The proposed rulemaking expands the FERC’s intent to unbundle transmission operations from integrated utilities and ensure robust competition in wholesale markets. The proposed rule contemplates that all wholesale and retail customers will take transmission service under a single network transmission service tariff. The rule also contemplates the implementation of a bid-based system for buying and selling energy in wholesale markets. RTOs or Independent Transmission Providers will administer the market. RTOs will also be responsible for regional plans that identify opportunities to construct new transmission, generation or demand side programs to reduce transmission constraints and meet regional energy requirements. Finally, the rule envisions the development of Regional Market Monitors responsible for ensuring the individual participants do not exercise unlawful market power. On April 28, 2003, the FERC issued a White Paper, “Wholesale Market Platform”, in which the FERC indicated that it will change the proposed rule as reflected in the White Paper and following additional regional technical conferences. The FERC committed in the White Paper to work with interested parties including state commissions to find solutions that will recognize regional differences within regions subject to the FERC’s jurisdiction. Thus far, the FERC has held conferences in Boston and Omaha.

        Reference is made to Note 8 and Note 9 of Notes to Condensed Financial Statements included in this report and to “Electric Competition; Regulation” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2002 for a discussion of pending regulatory actions involving the Company and of other initiatives to increase competition in the retail and wholesale sale of electricity.

Commitments and Contingencies

        Except as set forth below, the circumstances set forth in Note 9 to the Company’s financial statements included in the Company’s Form 10-K for the year ended December 31, 2002, appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Natural Gas Storage Facility Agreement with Central Oklahoma Oil and Gas Corp.

        Reference is made to paragraph 4 in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which describes the ongoing dispute between Central Oklahoma Oil and Gas Corp. ("COOG") and Energy Corp. and Enogex. As previously reported, Enogex entered into a Storage Lease Agreement with COOG relating to the Stuart Storage Facility and Energy Corp. agreed to make up to a $12 million secured loan to Natural Gas Storage Corporation ("NGSC"), an affiliate of COOG (the "NGSC Loan"). In July 2002, judgment was entered against COOG and in favor of Enogex in the amount of approximately $23.3 million (the"Judgment"), in connection with the Storage Lease Agreement. Enogex subsequently exercised its option to acquire the Stuart Storage Facility under the Asset Purchase Option in the Storage Lease Agreement. Energy Corp. and Enogex intend to continue to vigorously pursue their rights in conjunction with the NGSC Loan.

        On February 28, 2003, Enogex filed in the Texas action, a motion to dismiss, or in the alternative, to compel arbitration. NGSC and COOG filed their response and a hearing was held on March 14, 2003. By order dated June 19, 2003, the Court granted Enogex's motion to dismiss, or in the alternative, to compel arbitration and ordered Plaintiffs (COOG and NGSC) and Enogex to arbitration on all issues and claims arising under the Storage Lease Agreement and/or the Option Agreement, including all issues overlapping with the loan agreement and related documents. The Texas action is stayed in its entirety pending arbitration. Enogex intends to vigorously pursue its rights through arbitration.

        On July 16, 2003, Energy Corp. and Enogex served separate complaints on the individual shareholders of COOG and NGSC - Enogex Inc. v John C. Thrash, John F. Thrash and Robert R. Voorhees, Jr., Case No. CIV_03-0388-L; and OGE Energy Corp. and Enogex Inc. v John C. Thrash, John F. Thrash and Robert R. Voorhees, Jr., Case No. CIV 03-0389-L - both filed in the Western District of Oklahoma Federal Court. Energy Corp. and Enogex have each stated claims for (1) fraudulent transfer; (2) imposition of an equitable trust; and (3) breach of fiduciary duty. Enogex seeks to recover the remaining amount owed under the Judgment, plus interest, and Energy Corp. and Enogex seek to recover the amount owed under the NGSC Loan, plus interest.

Storm Damage

        On May 8 and May 9, 2003, the Oklahoma City area was hit by a series of tornadoes that inflicted damage to the Company’s transmission and distribution system. The estimated storm damage costs are approximately $8.7 million of which approximately $7.9 million was capitalized and $0.8 million was expensed in the second quarter. The storm damage costs did not have a material effect on the Company’s financial position or results of operations.

Other

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

        Besides the various contingencies herein described, the Company’s ability to fund its future operational needs and to finance its construction program could be impacted by numerous factors such as general economic conditions, abnormal weather, load growth, acquisitions of other businesses, actions by rating agencies, inflation, changes in environmental laws or regulations, rate increases or decreases allowed by regulatory agencies, new regulation and market entry of competing electric power generators.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        Under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q, the information otherwise required by Item 3 has been omitted.

Item 4.  Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

        Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

        No change in the Company’s internal control over financial reporting has occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2002 and to Part II, Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2003 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings, except as set forth below.

Natural Gas Storage Facility Agreement with Central Oklahoma Oil and Gas Corp.

        Reference is made to paragraph 4 in Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which describes the ongoing dispute between Central Oklahoma Oil and Gas Corp. ("COOG") and Energy Corp. and Enogex. As previously reported, Enogex entered into a Storage Lease Agreement with COOG relating to the Stuart Storage Facility and Energy Corp. agreed to make up to a $12 million secured loan to Natural Gas Storage Corporation ("NGSC"), an affiliate of COOG (the "NGSC Loan"). In July 2002, judgment was entered against COOG and in favor of Enogex in the amount of approximately $23.3 million (the"Judgment"), in connection with the Storage Lease Agreement. Enogex subsequently exercised its option to acquire the Stuart Storage Facility under the Asset Purchase Option in the Storage Lease Agreement. Energy Corp. and Enogex intend to continue to vigorously pursue their rights in conjunction with the NGSC Loan.

        On February 28, 2003, Enogex filed in the Texas action, a motion to dismiss, or in the alternative, to compel arbitration. NGSC and COOG filed their response and a hearing was held on March 14, 2003. By order dated June 19, 2003, the Court granted Enogex's motion to dismiss, or in the alternative, to compel arbitration and ordered Plaintiffs (COOG and NGSC) and Enogex to arbitration on all issues and claims arising under the Storage Lease Agreement and/or the Option Agreement, including all issues overlapping with the loan agreement and related documents. The Texas action is stayed in its entirety pending arbitration. Enogex intends to vigorously pursue its rights through arbitration.

        On July 16, 2003, Energy Corp. and Enogex served separate complaints on the individual shareholders of COOG and NGSC - Enogex Inc. v John C. Thrash, John F. Thrash and Robert R. Voorhees, Jr., Case No. CIV_03-0388-L; and OGE Energy Corp. and Enogex Inc. v John C. Thrash, John F. Thrash and Robert R. Voorhees, Jr., Case No. CIV 03-0389-L - both filed in the Western District of Oklahoma Federal Court. Energy Corp. and Enogex have each stated claims for (1) fraudulent transfer; (2) imposition of an equitable trust; and (3) breach of fiduciary duty. Enogex seeks to recover the remaining amount owed under the Judgment, plus interest, and Energy Corp. and Enogex seek to recover the amount owed under the NGSC Loan, plus interest.

Item 4.  Submission of Matters to a Vote of Security Holders

        Under the reduced disclosure format permitted by General Instruction H(2)(b) of Form 10-Q, the information otherwise required by Item 4 has been omitted.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description

	10.01	Credit Agreement dated June 26, 2003 between the Company, Bank One, NA, Wachovia Bank, National Association, Cobank, ACB and LaSalle Bank National Association.

	31.01	Certifications Pursuant to Rule 13a-15(e)/15d-15(e) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on April 30, 2003 to report its results of operations and financial condition for the first quarter of 2003.

        The Company filed a Current Report on Form 8-K on May 6, 2003 to report additional financial data discussed in Energy Corp.'s first quarter 2003 earnings conference call.

        The Company filed a Current Report on Form 8-K on June 16, 2003 to report the resignation of the Treasurer of the Company.

        The Company filed a Current Report on Form 8-K on July 2, 2003 to report Energy Corp.'s decision to move the Company's request for a general rate change to later in 2003.

        The Company filed a Current Report on Form 8-K on August 6, 2003 to report its results of operations and financial condition for the second quarter of 2003.

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
Donald R. Rowlett Vice President and Controller (On behalf of the registrant and in his capacity as Chief Accounting Officer)

August 13, 2003

Exhibit 10.01

CREDIT AGREEMENT

DATED AS OF JUNE 26, 2003

AMONG

OKLAHOMA GAS AND ELECTRIC COMPANY,

THE LENDERS

AND

BANK ONE, NA
AS ADMINISTRATIVE AGENT

AND

WACHOVIA BANK, NATIONAL ASSOCIATION
AS SYNDICATION AGENT

AND

COBANK, ACB AND LASALLE BANK NATIONAL ASSOCIATION
AS CO-DOCUMENTATION AGENTS

BANC ONE CAPITAL MARKETS, INC.,
AS SOLE LEAD ARRANGER AND SOLE BOOK RUNNER

SIDLEY AUSTIN BROWN & WOOD
Bank One Plaza
10 South Dearborn Street
Chicago, Illinois 60603

TABLE OF CONTENTS
ARTICLE I	DEFINITIONS	1
ARTICLE II	THE CREDITS	12
2.1.	Commitment	12
2.2.	Required Payments; Termination	13
2.3.	Ratable Loans	13
2.4.	Types of Advances	13
2.5.	Facility Fee; Utilization Fee; Reductions in Aggregate Commitment	13
2.6.	Minimum Amount of Each Advance	14
2.7.	Optional Principal Payments	14
2.8.	Method of Selecting Types and Interest Periods for New Advances	14
2.9.	Conversion and Continuation of Outstanding Advances	14
2.10.	Changes in Interest Rate, etc.	15
2.11.	Rates Applicable After Default	15
2.12.	Method of Payment	16
2.13.	Noteless Agreement; Evidence of Indebtedness	16
2.14.	Telephonic Notices	16
2.15.	Interest Payment Dates; Interest and Fee Basis	17
2.16.	Notification of Advances, Interest Rates, Prepayments and
	Commitment Reductions; Availability or Loans	17
2.17.	Lending Installations	17
2.18.	Non-Receipt of Funds by the Agent	17
2.19.	Replacement of Lender	18
ARTICLE III	YIELD PROTECTION; TAXES	18
3.1.	Yield Protection	18
3.2.	Changes in Capital Adequacy Regulations	19
3.3.	Availability of Types of Advances	20
3.4.	Funding Indemnification	20
3.5.	Taxes	20
3.6.	Lender Statements; Survival of Indemnity	22
3.7.	Alternative Lending Installation	22
ARTICLE IV	CONDITIONS PRECEDENT	22
4.1.	Initial Advance	22
4.2.	Each Advance	23
ARTICLE V	REPRESENTATIONS AND WARRANTIES	24
5.1.	Existence and Standing	24
5.2.	Authorization and Validity	24
5.3.	No Conflict; Government Consent	24
5.4.	Financial Statements	25
5.5.	Material Adverse Change	25

i

5.6.	Taxes	25
5.7.	Litigation and Contingent Obligations	25
5.8.	Subsidiaries	26
5.9.	ERISA	26
5.10.	Accuracy of Information	26
5.11.	Regulation U	26
5.12.	Material Agreements	26
5.13.	Compliance With Laws	27
5.14.	Ownership of Properties	27
5.15.	Plan Assets; Prohibited Transactions	27
5.16.	Environmental Matters	27
5.17.	Investment Company Act	27
5.18.	Public Utility Holding Company Act	27
5.19.	Insurance	28
5.20.	No Default or Unmatured Default	28
5.21.	Reportable Transaction	28
ARTICLE VI	COVENANTS	28
6.1.	Financial Reporting	28
6.2.	Use of Proceeds	29
6.3.	Notice of Default	29
6.4.	Conduct of Business	29
6.5.	Taxes	29
6.6.	Insurance	30
6.7.	Compliance with Laws	30
6.8.	Maintenance of Properties	30
6.9.	Inspection; Keeping of Books and Records	30
6.10.	Merger	30
6.11.	Sale of Assets	30
6.12.	Liens	31
6.13.	Affiliates	33
6.14.	Financial Contracts	33
6.15.	Leverage Ratio	33
ARTICLE VII	DEFAULTS	33
ARTICLE VIII	ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES	35
8.1.	Acceleration	35
8.2.	Amendments	36
8.3.	Preservation of Rights	36
ARTICLE IX	GENERAL PROVISIONS	37
9.1.	Survival of Representations	37
9.2.	Governmental Regulation	37

ii

9.3.	Headings	37
9.4.	Entire Agreement	37
9.5.	Several Obligations; Benefits of this Agreement	37
9.6.	Expenses; Indemnification	37
9.7.	Numbers of Documents	38
9.8.	Accounting	38
9.9.	Severability of Provisions	39
9.10.	Nonliability of Lenders	39
9.11.	Confidentiality	39
9.12.	Lenders Not Utilizing Plan Assets	40
9.13.	Nonreliance	40
9.14.	Disclosure	40
ARTICLE X	THE AGENT	40
10.1.	Appointment; Nature of Relationship	40
10.2.	Powers	40
10.3.	General Immunity	41
10.4.	No Responsibility for Loans, Recitals, etc.	41
10.5.	Action on Instructions of Lenders	41
10.6.	Employment of Agents and Counsel	41
10.7.	Reliance on Documents; Counsel	41
10.8.	Agent's Reimbursement and Indemnification	42
10.9.	Notice of Default	42
10.10.	Rights as a Lender	42
10.11.	Lender Credit Decision	43
10.12.	Successor Agent	43
10.13.	Agent and Arranger Fees	43
10.14.	Delegation to Affiliates	43
10.15.	Syndication Agent and Co-Documentation Agents	44
ARTICLE XI	SETOFF; RATABLE PAYMENTS	44
11.1.	Setoff	44
11.2.	Ratable Payments	44
ARTICLE XII	BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS	44
12.1.	Successors and Assigns; Designated Lenders	44
12.2.	Participations	46
12.3.	Assignments	47
12.4.	Dissemination of Information	49
12.5.	Tax Certifications	49
ARTICLE XIII	NOTICES	49
13.1.	Notices	49
13.2.	Change of Address	49
ARTICLE XIV	COUNTERPARTS	50

iii

ARTICLE XV	CHOICE OF LAW; CONSENT TO JURISDICTION;
	WAIVER OF JURY TRIAL	50
ARTICLE XVI	TERMINATION OF EXISTING CREDIT AGREEMENT	51

SCHEDULES

Commitment Schedule

Pricing Schedule

Schedule 1	-	Subsidiaries
Schedule 2	-	Asset Dispositions
Schedule 3	-	Liens

EXHIBITS

Exhibit A	-	Form of Borrower's Counsels' Opinions
Exhibit B	-	Form of Compliance Certificate
Exhibit C	-	Form of Assignment and Assumption Agreement
Exhibit D	-	Form of Loan/Credit Related Money Transfer Instruction
Exhibit E	-	Form of Promissory Note (if requested)
Exhibit F	-	Form of Designation Agreement

iv

CREDIT AGREEMENT

        This Agreement, dated as of June 26, 2003, is among Oklahoma Gas and Electric Company, an Oklahoma corporation, the Lenders and Bank One, NA, a national banking association having its principal office in Chicago, Illinois, as Administrative Agent and Wachovia Bank, National Association, as Syndication Agent and CoBank, ACB and LaSalle Bank National Association as Co-Documentation Agents. The parties hereto agree as follows:

ARTICLE I

DEFINITIONS

       As used in this Agreement:

        “Accounting Changes” is defined in Section 9.8. hereof.

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

        “Agreement Accounting Principles” means generally accepted accounting principles applied in a manner consistent with that used in preparing the financial statements referred to in Section 5.4., as modified in accordance with Section 9.8.

        “Alternate Base Rate” means, for any day, a fluctuating rate of interest per annum equal to the higher of (i) the Prime Rate for such day and (ii) the sum of the Federal Funds Effective Rate for such day and one half of one percent (0.5%) per annum.

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

        “Closing Date” means June 26, 2003.

        “Code” means the Internal Revenue Code of 1986, as amended, reformed or otherwise modified from time to time, and any rule or regulation issued thereunder.

        “Co-Documentation Agent” means each of CoBank, ACB and LaSalle Bank National Association, in its capacity as Co-Documentation Agent hereunder.

        “Commitment” means, for each Lender, the amount set forth on the Commitment Schedule opposite such Lender’s name, as it may be modified as a result of any assignment that has become effective pursuant to Section 12.3 or as otherwise modified from time to time pursuant to the terms hereof.

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

        “Eurodollar Advance” means an Advance which, except as otherwise provided in Section 2.11., bears interest at the applicable Eurodollar Rate.

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

        “Eurodollar Loan” means a Loan which, except as otherwise provided in Section 2.11., bears interest at the applicable Eurodollar Rate.

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

        “Existing Credit Agreement” means that certain Credit Agreement dated as of June 27, 2002 among the Borrower, the financial institutions party thereto as lenders and agents and Bank One as administrative agent, as the same has been amended, restated, supplemented or otherwise modified from time to time.

      “Facility Fee” is defined in Section 2.5.1.

        “Facility Termination Date” means the earlier of (a) June 24, 2004 and (b) the date of termination in whole of the Aggregate Commitment pursuant to Section 2.5. hereof or the Commitments pursuant to Section 8.1. hereof.

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

        “FERC” means the Federal Energy Regulatory Commission, or any successor thereto.

        “Floating Rate” means, for any day, a rate per annum equal to (i) the Alternate Base Rate for such day plus (ii) the Applicable Margin, in each case changing when and as the Alternate Base Rate changes.

        “Floating Rate Advance” means an Advance which, except as otherwise provided in Section 2.11., bears interest at the Floating Rate.

        “Floating Rate Loan” means a Loan which, except as otherwise provided in Section 2.11., bears interest at the Floating Rate.

        “Fund” means any Person (other than a natural person) that is (or will be) engaged in making, purchasing, holding or otherwise investing in commercial loans and similar extensions of credit in the ordinary course of its business.

        “GAAP” means generally accepted accounting principles in effect from time to time.

        “Indebtedness” of a Person means, at any time, without duplication, such Person’s (i) obligations for borrowed money, (ii) obligations representing the deferred purchase price of Property or services (other than accounts payable arising in the ordinary course of such Person’s business payable on terms customary in the trade), (iii) obligations, whether or not assumed, secured by Liens or payable out of the proceeds or production from Property now or hereafter owned or acquired by such Person, (iv) obligations which are evidenced by notes, acceptances, or other instruments, (v) obligations to purchase securities or other Property arising out of or in connection with the sale of the same or substantially similar securities or Property, (vi) Capitalized Lease Obligations, (vii) Contingent Obligations then due and payable by such Person, (viii) reimbursement obligations under Letters of Credit, (ix) Off-Balance Sheet Liabilities, and (x) any other obligation for borrowed money which in accordance with Agreement Accounting Principles would be shown as a liability on the consolidated balance sheet of such Person.

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

        “Loan Documents” means this Agreement and all other documents, instruments, notes (including any Notes issued pursuant to Section 2.13. (if requested)) and agreements executed in connection therewith or contemplated thereby, as the same may be amended, restated or otherwise modified and in effect from time to time.

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

        “Moody’s” means Moody’s Investors Service, Inc.

        “Multiemployer Plan” means a multiemployer plan, as defined in Section 4001(a)(3) of ERISA, which is covered by Title IV of ERISA and to which the Borrower or any member of the Controlled Group is obligated to make contributions.

        “Non-U.S. Lender” is defined in Section 3.5(iv).

        “Note” is defined in Section 2.13.

        “Obligations” means all Loans, advances, debts, liabilities, obligations, covenants and duties owing by the Borrower to the Agent, any Lender, the Arranger, any affiliate of the Agent, any Lender or the Arranger, or any indemnitee under the provisions of Section 9.6. or any other provisions of the Loan Documents, in each case of any kind or nature, present or future, arising under this Agreement or any other Loan Document, whether or not evidenced by any note, guaranty or other instrument, whether or not for the payment of money, whether arising by reason of an extension of credit, loan, foreign exchange risk, guaranty, indemnification, or in any other manner, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising and however acquired. The term includes, without limitation, all interest, charges, expenses, fees, attorneys’ fees and disbursements, paralegals’ fees, and any other sum chargeable to the Borrower or any of its Subsidiaries under this Agreement or any other Loan Document.

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

        “Parent” means OGE Energy Corp., an Oklahoma corporation.

        “Participants” is defined in Section 12.2.1.

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

        “Purchasers” is defined in Section 12.3.1.

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

        “SEC Reports” means (i) the Annual Report on Form 10-K of the Borrower for the fiscal year ended December 31, 2002 and (ii) the Quarterly Report on Form 10-Q of the Borrower for the fiscal quarter ended March 31, 2003.

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

        “Transferee” is defined in Section 12.4.

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

ARTICLE II

THE CREDITS

        2.1.     Commitment. From and including the date of this Agreement and prior to the Facility Termination Date, upon the satisfaction of the conditions precedent set forth in Section 4.1. and 4.2., as applicable, each Lender severally agrees, on the terms and conditions set forth in this Agreement, to make Loans to the Borrower from time to time in an amount not to exceed in the aggregate at any one time outstanding its Pro Rata Share of the Aggregate Commitment; provided that at no time shall the Aggregate Outstanding Credit Exposure hereunder exceed the Aggregate Commitment. Subject to the terms of this Agreement, the Borrower may borrow, repay and reborrow at any time prior to the Facility Termination Date. The commitment of each Lender to lend hereunder shall expire on the Facility Termination Date.

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

        2.4.     Types of Advances. The Advances may be Floating Rate Advances or Eurodollar Advances, or a combination thereof, selected by the Borrower in accordance with Sections 2.8. and 2.9.

        2.5.     Facility Fee; Utilization Fee; Reductions in Aggregate Commitment.

2.5.1. Facility Fee. The Borrower agrees to pay to the Agent for the account of each Lender a Facility Fee (the “Facility Fee”) at a per annum rate equal to the Applicable Fee Rate on such Lender’s Commitment (whether used or unused) from the date hereof to and including the Facility Termination Date, payable on each Payment Date hereafter and on the Facility Termination Date, provided that, if any Lender continues to have Loans outstanding hereunder after the termination of its Commitment (including, without limitation, during any period when Loans may be outstanding but new Loans may not be borrowed hereunder), then the Facility Fee shall continue to accrue on the aggregate principal amount of the Loans owed to such Lender until such Loans are repaid in full.

2.5.2. Utilization Fee. If the Aggregate Outstanding Credit Exposure of all the Lenders hereunder exceeds thirty-three and one-third percent (33 1/3%) of the Aggregate Commitment hereunder (which, after the Commitments have been terminated, shall be based on the Aggregate Commitment immediately prior to such termination) then in effect on such date, the Borrower will pay to the Agent for the ratable benefit of the Lenders a utilization fee (the “Utilization Fee”) at a per annum rate equal to the Applicable Fee Rate on the average daily Aggregate Outstanding Credit Exposure for the then current fiscal quarter (or portion thereof), payable quarterly in arrears on each Payment Date and on the date this Agreement is terminated in full and all Obligations hereunder have been paid in full pursuant to Section 2.2.

2.5.3. Reductions in Aggregate Commitment. The Borrower may permanently reduce the Aggregate Commitment in whole, or in part, ratably among the Lenders in integral multiples of $5,000,000, upon at least two Business Days’ written notice to the Agent, which notice shall specify the amount of any such reduction, provided, however, that the amount of the Aggregate Commitment may not be reduced below the aggregate principal amount of the outstanding Advances. All accrued facility fees shall be payable on the effective date of any termination of the obligations of the Lenders to make Loans hereunder and on the final date upon which all Loans are repaid hereunder.

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

        2.7.     Optional Principal Payments. The Borrower may from time to time pay, without penalty or premium, all outstanding Floating Rate Advances, or, in a minimum aggregate amount of $1,000,000 or any integral multiple of $1,000,000 in excess thereof, any portion of the outstanding Floating Rate Advances on any Business Day upon notice to the Agent by no later than 10:00 a.m. (Chicago time) on the date of such prepayment. The Borrower may from time to time pay, subject to the payment of any funding indemnification amounts required by Section 3.4. but without penalty or premium, all outstanding Eurodollar Advances, or, in a minimum aggregate amount of $1,000,000 or any integral multiple of $500,000 in excess thereof, any portion of the outstanding Eurodollar Advances upon three Business Days’ prior notice to the Agent.

        2.8.     Method of Selecting Types and Interest Periods for New Advances. The Borrower shall select the Type of Advance and, in the case of each Eurodollar Advance, the Interest Period applicable thereto from time to time. The Borrower shall give the Agent irrevocable notice (a “Borrowing Notice”) not later than 10:00 a.m. (Chicago time) on the Borrowing Date of each Floating Rate Advance and three Business Days before the Borrowing Date for each Eurodollar Advance, specifying:

             2.8.1. the Borrowing Date, which shall be a Business Day, of such Advance,

             2.8.2. the aggregate amount of such Advance,

             2.8.3. the Type of Advance selected, and

             2.8.4. in the case of each Eurodollar Advance, the Interest Period applicable thereto.

Not later than noon (Chicago time) on each Borrowing Date, each Lender shall make available its Loan or Loans in funds immediately available in Chicago to the Agent at its address specified pursuant to Article XIII. The Agent will promptly make the funds so received from the Lenders available to the Borrower at the Agent’s aforesaid address.

        2.9.     Conversion and Continuation of Outstanding Advances. Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Eurodollar Advances pursuant to this Section 2.9. or are repaid in accordance with Section 2.7. Each Eurodollar Advance shall continue as a Eurodollar Advance until the end of the then applicable Interest Period therefor, at which time such Eurodollar Advance shall be automatically converted into a Floating Rate Advance unless (x) such Eurodollar Advance is or was repaid in accordance with Section 2.7. or (y) the Borrower shall have given the Agent a

Conversion/Continuation Notice (as defined below) requesting that, at the end of such Interest Period, such Eurodollar Advance continue as a Eurodollar Advance for the same or another Interest Period. Subject to the terms of Section 2.6., the Borrower may elect from time to time to convert all or any part of a Floating Rate Advance into a Eurodollar Advance. The Borrower shall give the Agent irrevocable notice (a “Conversion/Continuation Notice”) of each conversion of a Floating Rate Advance into a Eurodollar Advance or continuation of a Eurodollar Advance not later than 10:00 a.m. (Chicago time) on the third Business Day prior to the date of the requested conversion or continuation, specifying:

             2.9.1.   the requested date, which shall be a Business Day, of such conversion or continuation,

             2.9.2.   the aggregate amount and Type of the Advance which is to be converted or continued, and

             2.9.3.   the amount of such Advance which is to be converted into or continued as a Eurodollar Advance and the duration of the Interest Period applicable thereto.

        2.10.     Changes in Interest Rate, etc. Each Floating Rate Advance shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Advance is made or is automatically converted from a Eurodollar Advance into a Floating Rate Advance pursuant to Section 2.9., to but excluding the date it is paid or is converted into a Eurodollar Advance pursuant to Section 2.9. hereof, at a rate per annum equal to the Floating Rate for such day. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Alternate Base Rate. Each Eurodollar Advance shall bear interest on the outstanding principal amount thereof from and including the first day of the Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined by the Agent as applicable to such Eurodollar Advance based upon the Borrower’s selections under Sections 2.8. and 2.9. and otherwise in accordance with the terms hereof. No Interest Period may end after the Facility Termination Date.

        2.11.     Rates Applicable After Default. Notwithstanding anything to the contrary contained in Section 2.8., 2.9. or 2.10., during the continuance of a Default or Unmatured Default the Required Lenders may, at their option, by notice to the Borrower, declare that no Advance may be made as, converted into or continued as a Eurodollar Advance. During the continuance of a Default the Required Lenders may, at their option, by notice to the Borrower (which notice may be revoked at the option of the Required Lenders notwithstanding any provision of Section 8.2. requiring unanimous consent of the Lenders to changes in interest rates), declare that (i) each Eurodollar Advance shall bear interest for the remainder of the applicable Interest Period at the rate otherwise applicable to such Interest Period plus 2% per annum and (ii) each Floating Rate Advance shall bear interest at a rate per annum equal to the Floating Rate in effect from time to time plus 2% per annum, provided that, during the continuance of a Default under Section 7.6. or 7.7., the interest rates set forth in clauses (i) and (ii) above shall be applicable to all Advances without any election or action on the part of the Agent or any Lender.

        2.12.     Method of Payment. All payments of the Obligations hereunder shall be made, without setoff, deduction, or counterclaim, in immediately available funds to the Agent at the Agent’s address specified pursuant to Article XIII, or at any other Lending Installation of the Agent specified in writing by the Agent to the Borrower, by noon (local time) on the date when due and shall be applied ratably by the Agent among the Lenders. Each payment delivered to the Agent for the account of any Lender shall be delivered promptly by the Agent to such Lender in the same type of funds that the Agent received at its address specified pursuant to Article XIII or at any Lending Installation specified in a notice received by the Agent from such Lender. The Agent is hereby authorized to charge the account of the Borrower maintained with Bank One for each payment of principal, interest and fees as it becomes due hereunder.

        2.13.     Noteless Agreement; Evidence of Indebtedness. (i)Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan made by such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

(ii)	The Agent shall also maintain accounts in which it will record (a) the amount of each Loan made hereunder, the Type thereof and the Interest Period with respect thereto, (b) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (c) the amount of any sum received by the Agent hereunder from the Borrower and each Lender’s share thereof.

(iii)	The entries maintained in the accounts maintained pursuant to paragraphs (i) and (ii) above shall be prima facie evidence of the existence and amounts of the Obligations therein recorded; provided, however, that the failure of the Agent or any Lender to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Obligations in accordance with their terms.

(iv)	Any Lender may request that its Loans be evidenced by a promissory note in substantially the form of Exhibit E (a “Note”). In such event, the Borrower shall prepare, execute and deliver to such Lender such Note payable to the order of such Lender. Thereafter, the Loans evidenced by such Note and interest thereon shall at all times (prior to any assignment pursuant to Section 12.3.) be represented by one or more Notes payable to the order of the payee named therein, except to the extent that any such Lender subsequently returns any such Note for cancellation and requests that such Loans once again be evidenced as described in paragraphs (i) and (ii) above.

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

        2.19.     Replacement of Lender. If the Borrower is required pursuant to Section 3.1., 3.2. or 3.5. to make any additional payment to any Lender or if any Lender’s obligation to make or continue, or to convert Floating Rate Advances into, Eurodollar Advances shall be suspended pursuant to Section 3.3. (any Lender so affected an “Affected Lender”), the Borrower may elect, if such amounts continue to be charged or such suspension is still effective, to replace such Affected Lender as a Lender party to this Agreement, provided that no Default or Unmatured Default shall have occurred and be continuing at the time of such replacement, and provided further that, concurrently with such replacement, (i) another bank or other entity which is reasonably satisfactory to the Borrower and the Agent shall agree, as of such date, to purchase for cash the Loans due to the Affected Lender pursuant to an assignment substantially in the form of Exhibit C and to become a Lender for all purposes under this Agreement and to assume all obligations of the Affected Lender to be terminated as of such date and to comply with the requirements of Section 12.3. applicable to assignments, and (ii) the Borrower shall pay to such Affected Lender in same day funds on the day of such replacement (A) all interest, fees and other amounts then accrued but unpaid to such Affected Lender by the Borrower hereunder to and including the date of termination, including without limitation payments due to such Affected Lender under Sections 3.1., 3.2. and 3.5., and (B) an amount, if any, equal to the payment which would have been due to such Lender on the day of such replacement under Section 3.4. had the Loans of such Affected Lender been prepaid on such date rather than sold to the replacement Lender, in each case to the extent not paid by the purchasing lender.

ARTICLE III

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

3.1.1. subjects any Lender or any applicable Lending Installation to any Taxes, or changes the basis of taxation of payments (other than with respect to Excluded Taxes) to any Lender in respect of its Eurodollar Loans, or

3.1.2. imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender or any applicable Lending Installation (other than reserves and assessments taken into account in determining the interest rate applicable to Eurodollar Advances), or

3.1.3. imposes any other condition the result of which is to increase the cost to any Lender or any applicable Lending Installation of making, funding or maintaining its Commitment or Eurodollar Loans or reduces any amount receivable by any Lender or any applicable Lending Installation in connection with its Commitment or Eurodollar Loans, or requires any Lender or any applicable Lending Installation to make any payment calculated by reference to the amount of Commitment or Eurodollar Loans held or interest received by it, by an amount deemed material by such Lender, and the result of any of the foregoing is to increase the cost to such Lender or applicable Lending Installation of making or maintaining its Eurodollar Loans or Commitment or to reduce the return received by such Lender or applicable Lending Installation in connection with such Eurodollar Loans or Commitment, then, within 15 days of demand, accompanied by the written statement required by Section 3.6., by such Lender, the Borrower shall pay such Lender such additional amount or amounts as will compensate such Lender for such increased cost or reduction in amount received.

        3.2.     Changes in Capital Adequacy Regulations. If a Lender determines the amount of capital required or expected to be maintained by such Lender, any Lending Installation of such Lender or any corporation controlling such Lender is increased as a result of a Change, then, within 15 days of demand, accompanied by the written statement required by Section 3.6., by such Lender, the Borrower shall pay such Lender the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Lender determines is attributable to this Agreement, its Loans or its Commitment to make Loans hereunder (after taking into account such Lender’s policies as to capital adequacy). “Change” means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines or (ii) any adoption of, or change in, or change in the interpretation or administration of any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Lender or any Lending Installation or any corporation controlling any Lender. “Risk-Based Capital Guidelines” means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and (ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled “International Convergence of Capital Measurements and Capital Standards,” including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.

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

        3.4.     Funding Indemnification. If any payment of a Eurodollar Advance occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment or otherwise, or a Eurodollar Advance is not made on the date specified by the Borrower for any reason other than default by the Lenders, or a Eurodollar Advance is not prepaid on the date specified by the Borrower for any reason, the Borrower will indemnify each Lender for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain such Eurodollar Advance.

        3.5.     Taxes. (i) All payments by the Borrower to or for the account of any Lender or the Agent hereunder or under any Note shall be made free and clear of and without deduction for any and all Taxes. If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, (a) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.5.) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (b) the Borrower shall make such deductions, (c) the Borrower shall pay the full amount deducted to the relevant authority in accordance with applicable law and (d) the Borrower shall furnish to the Agent the original copy of a receipt evidencing payment thereof or, if a receipt cannot be obtained with reasonable efforts, such other evidence of payment as is reasonably acceptable to the Agent, in each case within 30 days after such payment is made.

(ii)	In addition, the Borrower shall pay any present or future stamp or documentary taxes and any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or under any Note or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note (“Other Taxes”).

(iii)	The Borrower shall indemnify the Agent and each Lender for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed on amounts payable under this Section 3.5.) paid by the Agent or such Lender as a result of its Commitment, any Loans made by it hereunder, or otherwise in connection with its participation in this Agreement and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. Payments due under this indemnification shall be made within 30 days of the date the Agent or such Lender makes demand therefor pursuant to Section 3.6.

(iv)	Each Lender that is not incorporated under the laws of the United States of America or a state thereof (each a “Non-U.S. Lender”) agrees that it will, not more than ten Business Days after the date on which it becomes a party to this Agreement (but in any event before a payment is due to it hereunder), (i) deliver to each of the Borrower and the Agent two duly completed copies of United States Internal Revenue Service Form W-8BEN or W-8ECI, certifying in either case that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, or (ii) in the case of a Non-U.S. Lender that is fiscally transparent, deliver to the Agent a United States Internal Revenue Form W-8IMY together with the applicable accompanying forms, W-8 or W-9, as the case may be, and certify that it is entitled to an exemption from United States withholding tax. Each Non-U.S. Lender further undertakes to deliver to each of the Borrower and the Agent (x) renewals or additional copies of such form (or any successor form) on or before the date that such form expires or becomes obsolete, and (y) after the occurrence of any event requiring a change in the most recent forms so delivered by it, such additional forms or amendments thereto as may be reasonably requested by the Borrower or the Agent. All forms or amendments described in the preceding sentence shall certify that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form or amendment with respect to it and such Lender advises the Borrower and the Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

(v)	For any period during which a Non-U.S. Lender has failed to provide the Borrower with an appropriate form pursuant to clause (iv) above (unless such failure is due to a change in treaty, law or regulation, or any change in the interpretation or administration thereof by any governmental authority, occurring subsequent to the date on which a form originally was required to be provided), such Non-U.S. Lender shall not be entitled to gross up or indemnification under this Section 3.5. with respect to Taxes imposed by the United States; provided that, should a Non-U.S. Lender which is otherwise exempt from or subject to a reduced rate of withholding tax become subject to Taxes because of its failure to deliver a form required under clause (iv) above, the Borrower shall take such steps as such Non-U.S. Lender shall reasonably request to assist such Non-U.S. Lender to recover such Taxes.

(vi)	Any Lender that is entitled to an exemption from or reduction of withholding tax with respect to payments under this Agreement or any Note pursuant to the law of any relevant jurisdiction or any treaty shall deliver to the Borrower (with a copy to the Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law as will permit such payments to be made without withholding or at a reduced rate.

(vii)	If the U.S. Internal Revenue Service or any other governmental authority of the United States or any other country or any political subdivision thereof asserts a claim that the Agent or the Borrower did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered or properly completed, because such Lender failed to notify the Agent of a change in circumstances which rendered its exemption from withholding ineffective, or for any other reason), such Lender shall indemnify the Agent and the Borrower fully for all amounts paid, directly or indirectly, by the Agent or the Borrower, as the case may be, as tax, withholding therefor, or otherwise, including penalties and interest, and including taxes imposed by any jurisdiction on amounts payable to the Agent or the Borrower, as the case may be, under this subsection, together with all costs and expenses related thereto (including attorneys fees and time charges of attorneys for the Agent or the Borrower, as the case may be, which attorneys may be employees of the Agent or the Borrower, as the case may be). The obligations of the Lenders under this Section 3.5. (vii) shall survive the payment of the Obligations and termination of this Agreement.

        3.6.     Lender Statements; Survival of Indemnity. Each Lender shall deliver a written statement of such Lender to the Borrower (with a copy to the Agent) as to the amount due, if any, under Section 3.1., 3.2., 3.4. or 3.5. Such written statement shall set forth in reasonable detail the calculations upon which such Lender determined such amount and shall be final, conclusive and binding on the Borrower in the absence of manifest error. Determination of amounts payable under such Sections in connection with a Eurodollar Loan shall be calculated as though each Lender funded its Eurodollar Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Eurodollar Rate applicable to such Loan, whether in fact that is the case or not. Unless otherwise provided herein, the amount specified in the written statement of any Lender shall be payable on demand after receipt by the Borrower of such written statement. The obligations of the Borrower under Sections 3.1., 3.2., 3.4. and 3.5. shall survive payment of the Obligations and termination of this Agreement.

        3.7.     Alternative Lending Installation. To the extent reasonably possible, each Lender shall designate an alternate Lending Installation with respect to its Eurodollar Loans to reduce any liability of the Borrower to such Lender under Sections 3.1., 3.2. and 3.5. or to avoid the unavailability of Eurodollar Advances under Section 3.3., so long as such designation is not, in the judgment of such Lender, reasonably disadvantageous to such Lender. A Lender’s designation of an alternative Lending Installation shall not affect the Borrower’s rights under Section 2.19. to replace a Lender.

ARTICLE IV

CONDITIONS PRECEDENT

        4.1.     Initial Advance. The Lenders shall not be required to make the initial Advance hereunder unless the following conditions precedent have been satisfied and the Borrower has furnished to the Agent with sufficient copies for the Lenders:

4.1.1 Copies of the articles or certificate of incorporation of the Borrower, together with all amendments, and a certificate of good standing, each certified by the appropriate governmental officer in its jurisdiction of incorporation.

4.1.2 Copies, certified by the Secretary or Assistant Secretary of the Borrower, of its by-laws and of its Board of Directors’ resolutions and of resolutions or actions of any other body authorizing the execution of the Loan Documents to which the Borrower is a party.

4.1.3 An incumbency certificate, executed by the Secretary or Assistant Secretary of the Borrower, which shall identify by name and title and bear the signatures of the Authorized Officers and any other officers of the Borrower authorized to sign the Loan Documents to which the Borrower is a party, upon which certificate the Agent and the Lenders shall be entitled to rely until informed of any change in writing by the Borrower.

4.1.4 A certificate, signed by the chief financial officer of the Borrower, stating that on the Closing Date no Default or Unmatured Default has occurred and is continuing.

4.1.5 A written opinion of the Borrower’s counsels, in form and substance satisfactory to the Agent and addressed to the Lenders, in substantially the form of Exhibit A.

4.1.6 Any Notes requested by a Lender pursuant to Section 2.13 payable to the order of each such requesting Lender.

4.1.7 Written money transfer instructions, in substantially the form of Exhibit D, addressed to the Agent and signed by an Authorized Officer, together with such other related money transfer authorizations as the Agent may have reasonably requested.

4.1.8 The Agent shall have determined that there is an absence of any material adverse change or disruption in primary or secondary loan syndication markets, financial markets or in capital markets generally that would likely impair syndication of the Loans hereunder.

4.1.9 Evidence satisfactory to the Agent that the Existing Credit Agreement has been, or shall simultaneously on the Closing Date be, terminated (except for those provisions that expressly survive the termination thereof) and all loans outstanding and other amounts owed to the lenders or agents thereunder shall have been, or simultaneously with the initial Advance hereunder will be, paid in full.

4.1.10 Such other documents as any Lender or its counsel may have reasonably requested.

        4.2.     Each Advance. The Lenders shall not be required to make any Advance (including the initial Advance hereunder) unless on the applicable Borrowing Date:

4.2.1 There exists no Default or Unmatured Default.

4.2.2 The representations and warranties contained in Article V are true and correct as of such Borrowing Date except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall have been true and correct on and as of such earlier date.

4.2.3 The aggregate amount of short-term debt of the Borrower, after taking into account the requested Advances, will not exceed the maximum amount of short-term debt permitted under all rules, regulations and orders of FERC applicable to the Borrower and its Subsidiaries.

4.2.4 All legal matters incident to the making of such Advance shall be satisfactory to the Lenders and their counsel.

        Each Borrowing Notice with respect to each such Advance shall constitute a representation and warranty by the Borrower that the conditions contained in Sections 4.2.1, 4.2.2 and 4.2.3 have been satisfied. Any Lender may require a duly completed compliance certificate in substantially the form of Exhibit B as a condition to making an Advance.

ARTICLE V

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

        5.2.     Authorization and Validity. The Borrower has the power and authority and legal right to execute and deliver the Loan Documents and to perform its obligations thereunder. The execution and delivery by the Borrower of the Loan Documents and the performance of its obligations thereunder have been duly authorized by proper corporate proceedings, and the Loan Documents to which the Borrower is a party constitute legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors’ rights generally.

        5.3.     No Conflict; Government Consent. Neither the execution and delivery by the Borrower of the Loan Documents, nor the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate (i) any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Borrower or any of its Subsidiaries or (ii) the Borrower’s or any Subsidiary’s articles or certificate of incorporation, partnership agreement, certificate of partnership, articles or certificate of organization, by-laws, or operating or other management agreement, as the case may be, or (iii) the provisions of any indenture, instrument or agreement to which the Borrower or any of its Subsidiaries is a party or is subject, or by which it, or its Property, is bound, or conflict with or constitute a default thereunder, or result in, or require, the creation or imposition of any Lien in, of or on the Property of the Borrower or a Subsidiary pursuant to the terms of any such indenture, instrument or agreement, except for any such violations which, individually and in the aggregate, could not reasonably be expected to have a Material Adverse Effect. Except as described in the next succeeding sentences, no order, consent, adjudication, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, or other action in respect of any governmental or public body or authority, or any subdivision thereof, which has not been obtained by the Borrower or any of its Subsidiaries, is required to be obtained by the Borrower or any of its Subsidiaries in connection with the execution and delivery of the Loan Documents, the borrowings under this Agreement, the payment and performance by the Borrower of the Obligations or the legality, validity, binding effect or enforceability of any of the Loan Documents. FERC has issued its order authorizing the incurrence by the Borrower of short-term debt in the aggregate principal amount not exceeding $400,000,000 outstanding at any one time, subject to the condition that, among other things, all such short-term debt shall be incurred on or before December 31, 2004 and shall mature no later than December 31, 2005. Additional authorization of FERC will be necessary in order for the Borrower to obtain any Advances under this Agreement after December 31, 2004 or to have outstanding more than $400,000,000 in principal amount of short-term debt (including Loans under this Agreement).

        5.4.     Financial Statements. The December 31, 2002 consolidated financial statements of the Borrower and its Subsidiaries heretofore delivered to the Lenders were prepared in accordance with generally accepted accounting principles in effect on the date such statements were prepared and fairly present the consolidated financial condition and operations of the Borrower and its Subsidiaries at such date and the consolidated results of their operations for the period then ended.

        5.5.     Material Adverse Change. Since December 31, 2002, except as disclosed in the SEC Reports, there has been no change in the business, Property, condition (financial or otherwise) or results of operations of the Borrower and its Subsidiaries which could reasonably be expected to have a Material Adverse Effect.

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

        5.14.     Ownership of Properties. Except (i) for assets disposed of in the ordinary course of business since March 31, 2003, (ii) as described in SEC Reports and (iii) as set forth on Schedule 2, on the date of this Agreement, the Borrower and its Subsidiaries have good title, free of all Liens other than those permitted by Section 6.12, to all of the assets reflected in the Borrower’s consolidated balance sheet as of March 31, 2003, as owned by the Borrower and its Subsidiaries.

        5.15.     Plan Assets; Prohibited Transactions. The Borrower is not an entity deemed to hold “plan assets” within the meaning of 29 C.F.R. § 2510.3-101 of an employee benefit plan (as defined in Section 3(3) of ERISA) which is subject to Title I of ERISA or any plan (within the meaning of Section 4975 of the Code), and assuming the accuracy of the representations and warranties made in Section 9.12 and in any assignment made pursuant to Section 12.3.3, neither the execution of this Agreement nor the making of Loans hereunder gives rise to a prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code.

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

        5.17.     Investment Company Act. Neither the Borrower nor any Subsidiary is an “investment company” or a company “controlled” by an “investment company”, within the meaning of the Investment Company Act of 1940, as amended.

        5.18.     Public Utility Holding Company Act. The Borrower is a “public utility company” and a “subsidiary company” of the Parent, which is a “holding company”, as such terms are defined in the Public Utility Holding Company Act of 1935, as amended (the “1935 Act”), and such “holding company” and the Borrower are currently exempt from the provisions of the 1935 Act (except Section 9 thereof).

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

        5.20.     No Default or Unmatured Default. No Default or Unmatured Default has occurred and is continuing.

        5.21.     Reportable Transaction. The Borrower does not intend to treat the Advances and related transactions as being a “reportable transaction” (within the meaning of Treasury Regulation Section 1.6011-4). In the event the Borrower determines to take any action inconsistent with such intention, it will promptly notify the Agent thereof.

ARTICLE VI

COVENANTS

        During the term of this Agreement, unless the Required Lenders shall otherwise consent in writing:

        6.1.     Financial Reporting. The Borrower will maintain, for itself and each Subsidiary, a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the Lenders:

6.1.1 Within 90 days after the close of each of its fiscal years, financial statements prepared in accordance with GAAP on a consolidated and consolidating basis for itself and its Subsidiaries, including balance sheets as of the end of such period, statements of income and statements of cash flows, accompanied by (a) an audit report, unqualified as to scope, of a nationally recognized firm of independent public accountants or other independent public accountants reasonably acceptable to the Required Lenders; (b) any management letter prepared by said accountants, and (c) a certificate of said accountants that, in the course of their examination necessary for their certification of the foregoing, they have obtained no knowledge of any Default or Unmatured Default, or if, in the opinion of such accountants, any Default or Unmatured Default shall exist, stating the nature and status thereof.

6.1.2 Within 45 days after the close of the first three quarterly periods of each of its fiscal years, for itself and its Subsidiaries, consolidated and consolidating unaudited balance sheets as at the close of each such period and consolidated and consolidating statements of income and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its chief financial officer or treasurer.

6.1.3 Together with the financial statements required under Sections 6.1(i) and (ii), a compliance certificate in substantially the form of Exhibit B signed by its chief financial officer or treasurer showing the calculations necessary to determine compliance with this Agreement and stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof.

6.1.4 Within 270 days after the close of each fiscal year of the Borrower, a copy of the actuarial report showing the Unfunded Liabilities of each Single Employer Plan as of the valuation date occurring in such fiscal year, certified by an actuary enrolled under ERISA.

6.1.5 As soon as possible and in any event within 10 days after the Borrower knows that any Reportable Event has occurred with respect to any Plan that could reasonably be expected to have a Material Adverse Effect, a statement, signed by the chief financial officer of the Borrower, describing said Reportable Event and the action which the Borrower proposes to take with respect thereto.

6.1.6 As soon as possible and in any event within 10 days after receipt by the Borrower, a copy of (a) any notice or claim to the effect that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the release by the Borrower, any of its Subsidiaries, or any other Person of any toxic or hazardous waste or substance into the environment, and (b) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation by the Borrower or any of its Subsidiaries, which, in either case, could reasonably be expected to have a Material Adverse Effect.

6.1.7 Promptly upon the filing thereof, copies of all registration statements and annual, quarterly, monthly or other regular reports which the Borrower or any of its Subsidiaries files with the Securities and Exchange Commission.

6.1.8 Such other information (including non-financial information) as the Agent or any Lender may from time to time reasonably request.

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

        6.8.     Maintenance of Properties. Subject to Section 6.11., the Borrower will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its Property used in the operation of its business in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements so that its business carried on in connection therewith may be properly conducted at all times.

        6.9.     Inspection; Keeping of Books and Records. The Borrower will, and will cause each Subsidiary to, permit the Agent and the Lenders, by their respective representatives and agents, to inspect any of the Property, books and financial records of the Borrower and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Borrower and each Subsidiary, and to discuss the affairs, finances and accounts of the Borrower and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Agent or any Lender may designate. The Borrower shall keep and maintain, and cause each of its Subsidiaries to keep and maintain, in all material respects, proper books of record and account in which entries in conformity with GAAP shall be made of all dealings and transactions in relation to their respective businesses and activities. If a Default has occurred and is continuing, the Borrower, upon the Agent’s request, shall turn over copies of any such records to the Agent or its representatives.

        6.10.     Merger. The Borrower will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except that a Subsidiary may merge into the Borrower or a Wholly-Owned Subsidiary.

        6.11.     Sale of Assets. The Borrower will not, nor will it permit any Subsidiary to, lease, sell or otherwise dispose of its Property to any other Person, except:

6.11.1 Sales of inventory in the ordinary course of business.

6.11.2 A disposition of assets by a Subsidiary to the Borrower or another Subsidiary or by the Borrower to a Subsidiary.

6.11.3 A disposition of obsolete property, property no longer used in business or other assets in the ordinary course of business of the Borrower or any Subsidiary.

6.11.4 A disposition of assets for an aggregate purchase price of up to $50,000,000 pursuant to, and in accordance with, Receivables Purchase Facilities.

6.11.5 Leases, sales or other dispositions of its Property that, together with all other Property of the Borrower and its Subsidiaries previously leased, sold or disposed of (other than dispositions otherwise permitted by this Section 6.11) as permitted by this Section during the twelve-month period ending with the month in which any such lease, sale or other disposition occurs, do not constitute a Substantial Portion of the Property of the Borrower and its Subsidiaries.

        6.12.     Liens. The Borrower will not, nor will it permit any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the Property of the Borrower or any of its Subsidiaries, except:

6.12.1 Liens for taxes, assessments or governmental charges or levies on its Property if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books.

6.12.2 Liens imposed by law, such as carriers’, warehousemen’s and mechanics’ liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than 60 days past due or which are being contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books.

6.12.3 Liens arising out of pledges or deposits under worker’s compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.

6.12.4 Liens existing on the date hereof and described in Schedule 3.

6.12.5 Deposits securing liability to insurance carriers under insurance or self-insurance arrangements.

6.12.6 Deposits to secure the performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business.

6.12.7 Easements, reservations, rights-of-way, restrictions, survey exceptions and other similar encumbrances as to real property of the Borrower and its Subsidiaries which customarily exist on properties of corporations engaged in similar activities and similarly situated and which do not materially interfere with the conduct of the business of the Borrower or such Subsidiary conducted at the property subject thereto.

6.12.8 Liens existing on property or assets at the time of acquisition thereof by the Borrower or a Subsidiary, provided that (i) such Liens existed at the time of such acquisition and were not created in anticipation thereof, and (ii) any such Lien does not encumber any other property or assets (other than additions thereto and property in replacement or substitution thereof).

6.12.9 Liens existing on property or assets of a Person which becomes a Subsidiary of the Borrower; provided that (i) such Liens existed at the time such Person became a Subsidiary and were not created in anticipation thereof, and (ii) any such Lien does not encumber any other property or assets (other than additions thereto and property in replacement or substitution thereof).

6.12.10 Liens arising by reason of any judgment, decree or order of any court or other governmental authority, if appropriate legal proceedings are being diligently prosecuted and shall not have been finally terminated or the period within which such proceedings may be initiated shall not have expired, in an aggregate amount not to exceed $20,000,000 at any time outstanding.

6.12.11 Leases and subleases of real property owned or leased by the Borrower or any Subsidiary not interfering with the ordinary conduct of the business of the Borrower and the Subsidiaries.

6.12.12 Liens securing Indebtedness (including Capitalized Lease Obligations) of the Borrower and its Subsidiaries incurred to finance the acquisition, repair, construction, development or improvement of fixed or capital assets; provided that (i) such Liens shall be created substantially simultaneously with or within 18 months of the acquisition or completion of repair, construction, development or improvement of such fixed or capital assets and (ii) such Liens do not encumber any property other than the property financed by such Indebtedness (other than additions thereto and property in replacement or substitution thereof).

6.12.13 Liens in favor of the United States of America or any state thereof, or any department, agency or instrumentality or political subdivision of the United States of America or any state thereof, or for the benefit of holders of securities issued by any such entity, to secure any Indebtedness incurred for the purpose of financing all or any part of the purchase price of the cost of the repair, construction, development or improvement of any fixed or capital assets; provided that such Liens do not encumber any property other than the property financed by such Indebtedness (other than additions thereto and property in replacement or substitution thereof).

6.12.14 Liens securing Indebtedness of the Borrower to a Subsidiary or of a Subsidiary to the Borrower or another Subsidiary.

6.12.15 Liens arising in connection with a Receivables Purchase Facility.

6.12.16 Renewals, extensions and replacements of the Liens permitted under Sections 6.12.4, 6.12.8, 6.12.9, 6.12.12 and 6.12.13 above; provided that no such Lien shall as a result thereof cover any additional assets (other than additions thereto and property in replacement or substitution thereof).

6.12.17 Liens not described in Sections 6.12.1 through 6.12.16, inclusive, securing Indebtedness of the Borrower (other than Indebtedness of the Borrower owed to any Subsidiary) and/or securing Indebtedness of the Borrower’s Subsidiaries (other than Indebtedness of any Subsidiary owed to the Borrower or any other Subsidiary), in an aggregate outstanding amount not to exceed ten percent (10%) of the consolidated assets of the Borrower and its Subsidiaries at the time of such incurrence.

        6.13.     Affiliates. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction (including, without limitation, the purchase or sale of any Property or service) with, or make any payment or transfer to, any Affiliate (other than the Borrower and its Subsidiaries) except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower’s or such Subsidiary’s business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than the Borrower or such Subsidiary would obtain in a comparable arms-length transaction.

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

ARTICLE VII

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

        7.3.     The breach by the Borrower of any of the terms or provisions of Section 6.2., 6.10., 6.11., 6.12., 6.13., 6.14. or 6.15.

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

        7.6.     The Borrower or any of its Material Subsidiaries shall (i) have an order for relief entered with respect to it under the Federal bankruptcy laws as now or hereafter in effect, (ii) make an assignment for the benefit of creditors, (iii) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any Substantial Portion of its Property, (iv) institute any proceeding seeking an order for relief under the Federal bankruptcy laws as now or hereafter in effect or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (v) take any corporate or partnership action to authorize or effect any of the foregoing actions set forth in this Section 7.6. or (vi) fail to contest in good faith any appointment or proceeding described in Section 7.7.

        7.7.     Without the application, approval or consent of the Borrower or any of its Material Subsidiaries, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Borrower or any of its Material Subsidiaries or any Substantial Portion of its Property, or a proceeding described in Section 7.6. (iv) shall be instituted against the Borrower or any of its Material Subsidiaries and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 60 consecutive days.

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

        7.11.     Nonpayment by the Borrower or any Subsidiary of any Rate Management Obligation, in an outstanding principal amount of $20,000,000 or more, when due or the breach (beyond the applicable grace period with respect thereto, if any) by the Borrower or any Subsidiary of any term, provision or condition contained in any Rate Management Transaction, whether or not any Lender or Affiliate of a Lender is a party thereto.

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

        7.16.     Any Loan Document shall fail to remain in full force or effect or any action shall be taken by the Borrower, the Parent or any subsidiary of the Parent to discontinue or to assert the invalidity or unenforceability of any Loan Document.

ARTICLE VIII

ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES

        8.1.     Acceleration. If any Default described in Section 7.6. or 7.7. occurs with respect to the Borrower, the obligations of the Lenders to make Loans hereunder shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Agent or any Lender. If any other Default occurs, the Required Lenders (or the Agent with the consent of the Required Lenders) may terminate or suspend the obligations of the Lenders to make Loans hereunder, or declare the Obligations to be due and payable, or both, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which the Borrower hereby expressly waives.

        If, after acceleration of the maturity of the Obligations or termination of the obligations of the Lenders to make Loans hereunder as a result of any Default (other than any Default as described in Section 7.6. or 7.7. with respect to the Borrower) and before any judgment or decree for the payment of the Obligations due shall have been obtained or entered, the Required Lenders (in their sole discretion) shall so direct, the Agent shall, by notice to the Borrower, rescind and annul such acceleration and/or termination.

        8.2.     Amendments. Subject to the provisions of this Section 8.2., the Required Lenders (or the Agent with the consent in writing of the Required Lenders) and the Borrower may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the Loan Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of all of the Lenders:

8.2.1 Extend the final maturity of any Loan or postpone any regularly scheduled payment of principal of any Loan or forgive all or any portion of the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees thereon (other than a waiver of the application of the default rate of interest pursuant to Section 2.11. hereof).

8.2.2 Reduce the percentage specified in the definition of Required Lenders or any other percentage of Lenders specified to be the applicable percentage in this Agreement to act on specified matters or amend the definition of “Pro Rata Share”.

8.2.3 Extend the Facility Termination Date, or reduce the amount or extend the payment date for, the mandatory payments required under Section 2.2., or increase the amount of the Commitment of any Lender hereunder, or permit the Borrower to assign its rights or obligations under this Agreement.

8.2.4 Amend this Section 8.2.

No amendment of any provision of this Agreement relating to the Agent shall be effective without the written consent of the Agent. The Agent may waive payment of the fee required under Section 12.3.2 without obtaining the consent of any other party to this Agreement.

        8.3.     Preservation of Rights. No delay or omission of the Lenders or the Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and the making of a Loan notwithstanding the existence of a Default or the inability of the Borrower to satisfy the conditions precedent to such Loan shall not constitute any waiver or acquiescence. Any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Lenders required pursuant to Section 8.2., and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Agent and the Lenders until the Obligations have been paid in full.

ARTICLE IX

GENERAL PROVISIONS

        9.1.     Survival of Representations. All representations and warranties of the Borrower contained in this Agreement shall survive the making of the Loans herein contemplated.

        9.2.     Governmental Regulation. Anything contained in this Agreement to thecontrary notwithstanding, no Lender shall be obligated to extend credit to the Borrower in violation of any limitation or prohibition provided by any applicable statute or regulation.

        9.3.     Headings. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.

        9.4.     Entire Agreement. The Loan Documents embody the entire agreement and understanding among the Borrower, the Agent and the Lenders and supersede all prior agreements and understandings among the Borrower, the Agent and the Lenders relating to the subject matter thereof other than those contained in the fee letter described in Section 10.13. which shall survive and remain in full force and effect during the term of this Agreement.

        9.5.     Several Obligations; Benefits of this Agreement. The respective obligations of the Lenders hereunder are several and not joint and no Lender shall be the partner or agent of any other (except to the extent to which the Agent is authorized to act as such). The failure of any Lender to perform any of its obligations hereunder shall not relieve any other Lender from any of its obligations hereunder. This Agreement shall not be construed so as to confer any right or benefit upon any Person other than the parties to this Agreement and their respective successors and assigns, provided, however, that the parties hereto expressly agree that the Arranger shall enjoy the benefits of the provisions of Sections 9.6., 9.10. and 10.11. to the extent specifically set forth therein and shall have the right to enforce such provisions on its own behalf and in its own name to the same extent as if it were a party to this Agreement.

        9.6.     Expenses; Indemnification. (i) The Borrower shall reimburse the Agent and the Arranger for any costs, internal charges and out-of-pocket expenses (including attorneys’ and paralegals’ fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent and expenses of and fees for other advisors and professionals engaged by the Agent or the Arranger) paid or incurred by the Agent or the Arranger in connection with the investigation, preparation, negotiation, documentation, execution, delivery, syndication, distribution (including, without limitation, via the internet), review, amendment, modification and administration of the Loan Documents. The Borrower also agrees to reimburse the Agent, the Syndication Agent, the Co-Documentation Agents, the Arranger and the Lenders for any costs, internal charges and out-of-pocket expenses (including attorneys’ and paralegals’ fees and time charges and expenses of attorneys and paralegals for the Agent, the Syndication Agent, the Co-Documentation Agents, the Arranger and the Lenders, which attorneys and paralegals may be employees of the Agent, the Syndication Agent, the Co-Documentation Agents, the Arranger or the Lenders) paid or incurred by the Agent, the Syndication Agent, the Arranger or any Lender in connection with the collection and enforcement of the Loan Documents.

(ii)	The Borrower hereby further agrees to indemnify the Agent, the Syndication Agent, the Co-Documentation Agents, the Arranger, each Lender, their respective affiliates, and each of their directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefore whether or not the Agent, the Syndication Agent, the Co-Documentation Agents, the Arranger, any Lender or any affiliate is a party thereto, and all reasonable attorneys’ and paralegals’ fees, reasonable time charges and reasonable expenses of attorneys and paralegals of the party seeking indemnification, which attorneys and paralegals may or may not be employees of such party seeking indemnification) which any of them may pay or incur arising out of or relating to this Agreement, the other Loan Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any Loan hereunder except to the extent that they have resulted from the gross negligence or willful misconduct of the party seeking indemnification. The obligations of the Borrower under this Section 9.6. shall survive the termination of this Agreement.

        9.7.     Numbers of Documents. All statements, notices, closing documents, and requests hereunder shall be furnished to the Agent with sufficient counterparts so that the Agent may furnish one to each of the Lenders, to the extent that the Agent deems necessary.

        9.8.     Accounting. Except as provided to the contrary herein, all accounting terms used in the calculation of any financial covenant or test shall be interpreted and all accounting determinations hereunder in the calculation of any financial covenant or test shall be made in accordance with Agreement Accounting Principles. If any changes in generally accepted accounting principles are hereafter required or permitted and are adopted by the Borrower or any of its Subsidiaries with the agreement of its independent certified public accountants and such changes result in a change in the method of calculation of any of the financial covenants, tests, restrictions or standards herein or in the related definitions or terms used therein (“Accounting Changes”), the parties hereto agree, at the Borrower’s request, to enter into negotiations, in good faith, in order to amend such provisions in a credit neutral manner so as to reflect equitably such changes with the desired result that the criteria for evaluating the Borrower’s and its Subsidiaries’ financial condition shall be the same after such changes as if such changes had not been made; provided, however, until such provisions are amended in a manner reasonably satisfactory to the Agent and the Required Lenders, no Accounting Change shall be given effect in such calculations. In the event such amendment is entered into, all references in this Agreement to Agreement Accounting Principles shall mean generally accepted accounting principles as of the date of such amendment. Notwithstanding the foregoing, all financial statements to be delivered by the Borrower pursuant to Section 6.1. shall be prepared in accordance with generally accepted accounting principles in effect at such time.

        9.9.     Severability of Provisions. Any provision in any Loan Document that is held to be inoperative, unenforceable, or invalid in any jurisdiction shall, as to that jurisdiction, be inoperative, unenforceable, or invalid without affecting the remaining provisions in that jurisdiction or the operation, enforceability, or validity of that provision in any other jurisdiction, and to this end the provisions of all Loan Documents are declared to be severable.

        9.10.     Nonliability of Lenders. The relationship between the Borrower on the one hand and the Lenders and the Agent on the other hand shall be solely that of borrower and lender. Neither the Agent, the Arranger nor any Lender shall have any fiduciary responsibilities to the Borrower. Neither the Agent, the Arranger nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the Borrower’s business or operations. The Borrower agrees that neither the Agent, the Arranger nor any Lender shall have liability to the Borrower (whether sounding in tort, contract or otherwise) for losses suffered by the Borrower in connection with, arising out of, or in any way related to, the transactions contemplated and the relationship established by the Loan Documents, or any act, omission or event occurring in connection therewith, unless it is determined in a final non-appealable judgment by a court of competent jurisdiction that such losses resulted from the gross negligence or willful misconduct of the party from which recovery is sought. Neither the Agent, the Arranger nor any Lender shall have any liability with respect to, and the Borrower hereby waives, releases and agrees not to sue for, any special, indirect, consequential or punitive damages suffered by the Borrower in connection with, arising out of, or in any way related to the Loan Documents or the transactions contemplated thereby.

        9.11.     Confidentiality. Each Lender agrees to hold any confidential information which it may receive from the Borrower pursuant to this Agreement in confidence, except for disclosure (i) to its Affiliates and to other Lenders and their respective Affiliates, for use solely in connection with the transactions contemplated hereby, (ii) to legal counsel, accountants, and other professional advisors to such Lender or to a Transferee, in each case which have been informed as to the confidential nature of such information, (iii) to regulatory officials having jurisdiction over it, (iv) to any Person as required by law, regulation, or legal process, (v) to any Person in connection with any legal proceeding to which such Lender is a party, (vi) to such Lender’s direct or indirect contractual counterparties in swap agreements or to legal counsel, accountants and other professional advisors to such counterparties, in each case which have been informed as to the confidential nature of such information, (vii) permitted by Section 12.4. and (viii) to rating agencies if requested or required by such agencies in connection with a rating relating to the Advances hereunder. Notwithstanding anything herein to the contrary, confidential information shall not include, and each Lender (and each employee, representative or other agent of any Lender) may disclose to any and all Persons, without limitation of any kind, the “tax treatment” and “tax structure” (in each case, within the meaning of Treasury Regulation Section 1.6011-4) of the transactions contemplated hereby and all materials of any kind (including opinions or other tax analyses) that are or have been provided to such Lender relating to such tax treatment or tax structure; provided that with respect to any document or similar item that in either case contains information concerning such tax treatment or tax structure of the transactions contemplated hereby as well as other information, this sentence shall only apply to such portions of the document or similar item that relate to such tax treatment or tax structure.

        9.12.     Lenders Not Utilizing Plan Assets. Each Lender and Designated Lender represents and warrants that none of the consideration used by such Lender or Designated Lender to make its Loans constitutes for any purpose of ERISA or Section 4975 of the Code assets of any “plan” as defined in Section 3(3) of ERISA or Section 4975 of the Code and the rights and interests of such Lender or Designated Lender in and under the Loan Documents shall not constitute such “plan assets” under ERISA.

        9.13.     Nonreliance. Each Lender hereby represents that it is not relying on or looking to any margin stock (as defined in Regulation U of the Board of Governors of the Federal Reserve System) for the repayment of the Loans provided for herein.

        9.14.     Disclosure. The Borrower and each Lender hereby acknowledge and agree that Bank One and/or its Affiliates from time to time may hold investments in, make other loans to or have other relationships with the Borrower and its Affiliates.

ARTICLE X

THE AGENT

        10.1.     Appointment; Nature of Relationship. Bank One, NA is hereby appointed by each of the Lenders as its contractual representative (herein referred to as the “Agent”) hereunder and under each other Loan Document, and each of the Lenders irrevocably authorizes the Agent to act as the contractual representative of such Lender with the rights and duties expressly set forth herein and in the other Loan Documents. The Agent agrees to act as such contractual representative upon the express conditions contained in this Article X. Notwithstanding the use of the defined term “Agent,” it is expressly understood and agreed that the Agent shall not have any fiduciary responsibilities to any Lender by reason of this Agreement or any other Loan Document and that the Agent is merely acting as the contractual representative of the Lenders with only those duties as are expressly set forth in this Agreement and the other Loan Documents. In its capacity as the Lenders’ contractual representative, the Agent (i) does not hereby assume any fiduciary duties to any of the Lenders, (ii) is a “representative” of the Lenders within the meaning of the term “secured party” as defined in the Illinois Uniform Commercial Code and (iii) is acting as an independent contractor, the rights and duties of which are limited to those expressly set forth in this Agreement and the other Loan Documents. Each of the Lenders hereby agrees to assert no claim against the Agent on any agency theory or any other theory of liability for breach of fiduciary duty, all of which claims each Lender hereby waives.

        10.2.     Powers. The Agent shall have and may exercise such powers under the Loan Documents as are specifically delegated to the Agent by the terms of each thereof, together with such powers as are reasonably incidental thereto. The Agent shall have no implied duties to the Lenders, or any obligation to the Lenders to take any action thereunder except any action specifically provided by the Loan Documents to be taken by the Agent.

        10.3.     General Immunity. Neither the Agent nor any of its directors, officers, agents or employees shall be liable to the Borrower, the Lenders or any Lender for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith except to the extent such action or inaction is determined in a final non-appealable judgment by a court of competent jurisdiction to have arisen from the gross negligence or willful misconduct of such Person.

        10.4.     No Responsibility for Loans, Recitals, etc. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into, or verify (a) any statement, warranty or representation made in connection with any Loan Document or any borrowing hereunder; (b) the performance or observance of any of the covenants or agreements of any obligor under any Loan Document, including, without limitation, any agreement by an obligor to furnish information directly to each Lender; (c) the satisfaction of any condition specified in Article IV, except receipt of items required to be delivered solely to the Agent; (d) the existence or possible existence of any Default or Unmatured Default; (e) the validity, enforceability, effectiveness, sufficiency or genuineness of any Loan Document or any other instrument or writing furnished in connection therewith; (f) the value, sufficiency, creation, perfection or priority of any Lien in any collateral security; or (g) the financial condition of the Borrower or any guarantor of any of the Obligations or of any of the Borrower’s or any such guarantor’s respective Subsidiaries. The Agent shall have no duty to disclose to the Lenders information that is not required to be furnished by the Borrower to the Agent at such time, but is voluntarily furnished by the Borrower to the Agent (either in its capacity as Agent or in its individual capacity).

        10.5.     Action on Instructions of Lenders. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and under any other Loan Document in accordance with written instructions signed by the Required Lenders, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders. The Lenders hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by it pursuant to the provisions of this Agreement or any other Loan Document unless it shall be requested in writing to do so by the Required Lenders. The Agent shall be fully justified in failing or refusing to take any action hereunder and under any other Loan Document unless it shall first be indemnified to its satisfaction by the Lenders pro rata against any and all liability, cost and expense that it may incur by reason of taking or continuing to take any such action.

        10.6.     Employment of Agents and Counsel. The Agent may execute any of its duties as Agent hereunder and under any other Loan Document by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Lenders, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Agent shall be entitled to advice of counsel concerning the contractual arrangement between the Agent and the Lenders and all matters pertaining to the Agent’s duties hereunder and under any other Loan Document.

        10.7.     Reliance on Documents; Counsel. The Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Agent, which counsel may be employees of the Agent.

        10.8.     Agent’s Reimbursement and Indemnification. The Lenders agree to reimburse and indemnify the Agent, the Syndication Agent and the Co-Documentation Agents ratably in proportion to the Lenders’ Pro Rata Shares of the Aggregate Commitment (or, if the Aggregate Commitment has been terminated, of the Outstanding Credit Exposure) (i) for any amounts not reimbursed by the Borrower for which the Agent, the Syndication Agent or either Co-Documentation Agent is entitled to reimbursement by the Borrower under the Loan Documents, (ii) for any other expenses incurred by the Agent, the Syndication Agent, or either Co-Documentation Agent on behalf of the Lenders, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents (including, without limitation, for any expenses incurred by the Agent or the Syndication Agent in connection with any dispute between the Agent or the Syndication Agent and any Lender or between two or more of the Lenders) and (iii) for any liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent, the Syndication Agent, or either Co-Documentation Agent in any way relating to or arising out of the Loan Documents or any other document delivered in connection therewith or the transactions contemplated thereby (including, without limitation, for any such amounts incurred by or asserted against the Agent, the Syndication Agent, or either Co-Documentation Agent in connection with any dispute between the Agent, the Syndication Agent, the Co-Documentation Agents and any Lender or between two or more of the Lenders), or the enforcement of any of the terms of the Loan Documents or of any such other documents, provided that (i) no Lender shall be liable for any of the foregoing to the extent any of the foregoing is found in a final non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of the party seeking indemnification and (ii) any indemnification required pursuant to Section 3.5.(vii) shall, notwithstanding the provisions of this Section 10.8., be paid by the relevant Lender in accordance with the provisions thereof. The obligations of the Lenders under this Section 10.8. shall survive payment of the Obligations and termination of this Agreement.

        10.9.     Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Unmatured Default hereunder unless the Agent has received written notice from a Lender or the Borrower referring to this Agreement describing such Default or Unmatured Default and stating that such notice is a “notice of default”. In the event that the Agent receives such a notice, the Agent shall give prompt notice thereof to the Lenders.

      10.10.     Rights as a Lender. In the event the Agent is a Lender, the Agent shall have the same rights and powers hereunder and under any other Loan Document with respect to its Commitment and its Loans as any Lender and may exercise the same as though it were not the Agent, and the term “Lender” or “Lenders” shall, at any time when the Agent is a Lender, unless the context otherwise indicates, include the Agent in its individual capacity. The Agent and its Affiliates may accept deposits from, lend money to, and generally engage in any kind of trust, debt, equity or other transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Subsidiaries in which the Borrower or such Subsidiary is not restricted hereby from engaging with any other Person. The Agent, in its individual capacity, is not obligated to remain a Lender.

        10.11.     Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent, the Arranger or any other Lender and based on the financial statements prepared by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and the other Loan Documents. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, the Arranger or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement and the other Loan Documents.

        10.12.     Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and the Borrower, such resignation to be effective upon the appointment of a successor Agent or, if no successor Agent has been appointed, forty-five days after the retiring Agent gives notice of its intention to resign. The Agent may be removed at any time with or without cause by written notice received by the Agent from the Required Lenders, such removal to be effective on the date specified by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint, on behalf of the Borrower and the Lenders, a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders within thirty days after the resigning Agent’s giving notice of its intention to resign, then the resigning Agent may appoint, on behalf of the Borrower and the Lenders, a successor Agent. Notwithstanding the previous sentence, the Agent may at any time without the consent of the Borrower or any Lender, appoint any of its Affiliates which is a commercial bank as a successor Agent hereunder. If the Agent has resigned or been removed and no successor Agent has been appointed, the Lenders may perform all the duties of the Agent hereunder and the Borrower shall make all payments in respect of the Obligations to the applicable Lender and for all other purposes shall deal directly with the Lenders. No successor Agent shall be deemed to be appointed hereunder until such successor Agent has accepted the appointment. Any such successor Agent shall be a commercial bank having capital and retained earnings of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning or removed Agent. Upon the effectiveness of the resignation or removal of the Agent, the resigning or removed Agent shall be discharged from its duties and obligations hereunder and under the Loan Documents. After the effectiveness of the resignation or removal of an Agent, the provisions of this Article X shall continue in effect for the benefit of such Agent in respect of any actions taken or omitted to be taken by it while it was acting as the Agent hereunder and under the other Loan Documents. In the event that there is a successor to the Agent by merger, or the Agent assigns its duties and obligations to an Affiliate pursuant to this Section 10.12., then the term “Prime Rate” as used in this Agreement shall mean the prime rate, base rate or other analogous rate of the new Agent.

        10.13.     Agent and Arranger Fees. The Borrower agrees to pay to the Agent and the Arranger, for their respective accounts, the fees agreed to by the Borrower, the Agent and the Arranger pursuant to that certain letter agreement dated May 14, 2003, or as otherwise agreed from time to time.

        10.14.     Delegation to Affiliates. The Borrower and the Lenders agree that the Agent may delegate any of its duties under this Agreement to any of its Affiliates. Any such Affiliate (and such Affiliate’s directors, officers, agents and employees) which performs duties in connection with this Agreement shall be entitled to the same benefits of the indemnification, waiver and other protective provisions to which the Agent is entitled under Articles IX and X.

        10.15.     Syndication Agent and Co-Documentation Agents. None of the Syndication Agent and the Co-Documentation Agents shall have any obligation, liability, responsibility or duty under this Agreement other than those applicable to all Lenders. Without limiting the foregoing, none of the Syndication Agent and the Co-Documentation Agents shall have or be deemed to have a fiduciary relationship with any Lender. Each Lender hereby makes the same acknowledgements with respect to the Syndication Agent and the Co-Documentation Agents as it makes with respect to the Agent in Section 10.11.

ARTICLE XI

SETOFF; RATABLE PAYMENTS

        11.1.     Setoff. In addition to, and without limitation of, any rights of the Lenders under applicable law, if the Borrower becomes insolvent, however evidenced, or any Default occurs, any and all deposits (including all account balances, whether provisional or final and whether or not collected or available) and any other Indebtedness at any time held or owing by any Lender or any Affiliate of any Lender to or for the credit or account of the Borrower may be offset and applied toward the payment of the Obligations owing to such Lender, whether or not the Obligations, or any part thereof, shall then be due.

        11.2.     Ratable Payments. If any Lender, whether by setoff or otherwise, has payment made to it upon its Loans (other than payments received pursuant to Section 3.1., 3.2., 3.4. or 3.5.) in a greater proportion than that received by any other Lender, such Lender agrees, promptly upon demand, to purchase a portion of the Loans held by the other Lenders so that after such purchase each Lender will hold its ratable proportion of Loans. If any Lender, whether in connection with setoff or amounts which might be subject to setoff or otherwise, receives collateral or other protection for its Obligations or such amounts which may be subject to setoff, such Lender agrees, promptly upon demand, to take such action necessary such that all Lenders share in the benefits of such collateral ratably in proportion to their Loans. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made.

ARTICLE XII

BENEFIT OF AGREEMENT; ASSIGNMENTS; PARTICIPATIONS

        12.1.     Successors and Assigns; Designated Lenders.

12.1.1 Successors and Assigns. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Borrower, the Agent and the Lenders and their respective successors and assigns permitted hereby, except that (i) the Borrower shall not have the right to assign its rights or obligations under the Loan Documents without the prior written consent of each Lender, (ii) any assignment by any Lender must be made in compliance with Section 12.3., and (iii) any transfer by participation must be made in compliance with Section 12.2. Any attempted assignment or transfer by any party not made in compliance with this Section 12.1. shall be null and void, unless such attempted assignment or transfer is treated as a participation in accordance with Section 12.3.2. The parties to this Agreement acknowledge that clause (ii) of this Section 12.1. relates only to absolute assignments and this Section 12.1. does not prohibit assignments creating security interests, including, without limitation, (x) any pledge or assignment by any Lender of all or any portion of its rights under this Agreement and any Note to a Federal Reserve Bank, (y) in the case of a Lender which is a Fund, any pledge or assignment of all or any portion of its rights under this Agreement and any Note to its trustee in support of its obligations to its trustee or (z) any pledge or assignment by any Lender of all or any portion of its rights under this Agreement and any Note to direct or indirect contractual counterparties in swap agreements relating to the Loans; provided, however, that no such pledge or assignment creating a security interest shall release the transferor Lender from its obligations hereunder unless and until the parties thereto have complied with the provisions of Section 12.3. The Agent may treat the Person which made any Loan or which holds any Note as the owner thereof for all purposes hereof unless and until such Person complies with Section 12.3.; provided, however, that the Agent may in its discretion (but shall not be required to) follow instructions from the Person which made any Loan or which holds any Note to direct payments relating to such Loan or Note to another Person. Any assignee of the rights to any Loan or any Note agrees by acceptance of such assignment to be bound by all the terms and provisions of the Loan Documents. Any request, authority or consent of any Person, who at the time of making such request or giving such authority or consent is the owner of the rights to any Loan (whether or not a Note has been issued in evidence thereof), shall be conclusive and binding on any subsequent holder or assignee of the rights to such Loan.

12.1.2 Designated Lenders.

(i)	Subject to the terms and conditions set forth in this Section 12.1.2, any Lender may from time to time elect to designate an Eligible Designee to provide all or any part of the Loans to be made by such Lender pursuant to this Agreement; provided that the designation of an Eligible Designee by any Lender for purposes of this Section 12.1.2 shall be subject to the approval of the Agent (which consent shall not be unreasonably withheld or delayed). Upon the execution by the parties to each such designation of an agreement in the form of Exhibit F hereto (a “Designation Agreement”) and the acceptance thereof by the Agent, the Eligible Designee shall become a Designated Lender for purposes of this Agreement. The Designating Lender shall thereafter have the right to permit the Designated Lender to provide all or a portion of the Loans to be made by the Designating Lender pursuant to the terms of this Agreement and the making of the Loans or portion thereof shall satisfy the obligations of the Designating Lender to the same extent, and as if, such Loan was made by the Designating Lender. As to any Loan made by it, each Designated Lender shall have all the rights a Lender making such Loan would have under this Agreement and otherwise; provided, (x) that all voting rights under this Agreement shall be exercised solely by the Designating Lender, (y) each Designating Lender shall remain solely responsible to the other parties hereto for its obligations under this Agreement, including the obligations of a Lender in respect of Loans made by its Designated Lender and (z) no Designated Lender shall be entitled to reimbursement under Article III hereof for any amount which would exceed the amount that would have been payable by the Borrower to the Lender from which the Designated Lender obtained any interests hereunder. No additional Notes shall be required with respect to Loans provided by a Designated Lender; provided, however, to the extent any Designated Lender shall advance funds, the Designating Lender shall be deemed to hold the Notes in its possession as an agent for such Designated Lender to the extent of the Loan funded by such Designated Lender. Such Designating Lender shall act as administrative agent for its Designated Lender and give and receive notices and communications hereunder. Any payments for the account of any Designated Lender shall be paid to its Designating Lender as administrative agent for such Designated Lender and neither the Borrower nor the Agent shall be responsible for any Designating Lender’s application of such payments. In addition, any Designated Lender may (1) with notice to, but without the consent of the Borrower or the Agent, assign all or portions of its interests in any Loans to its Designating Lender or to any financial institution consented to by the Agent providing liquidity and/or credit facilities to or for the account of such Designated Lender and (2) subject to advising any such Person that such information is to be treated as confidential in accordance with Section 9.11., disclose on a confidential basis any non-public information relating to its Loans to any rating agency, commercial paper dealer or provider of any guarantee, surety or credit or liquidity enhancement to such Designated Lender.

(ii)	Each party to this Agreement hereby agrees that it shall not institute against, or join any other Person in instituting against, any Designated Lender any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding or other proceedings under any federal or state bankruptcy or similar law for one year and a day after the payment in full of all outstanding senior indebtedness of any Designated Lender; provided that the Designating Lender for each Designated Lender hereby agrees to indemnify, save and hold harmless each other party hereto for any loss, cost, damage and expense arising out of its inability to institute any such proceeding against such Designated Lender. This Section 12.1.2(ii) shall survive the termination of this Agreement.

        12.2.     Participations.

12.2.1 Permitted Participants; Effect. Any Lender may, in the ordinary course of its business and in accordance with applicable law, at any time sell to one or more banks or other entities (“Participants”) participating interests in any Loan owing to such Lender, any Note held by such Lender, any Commitment of such Lender or any other interest of such Lender under the Loan Documents. In the event of any such sale by a Lender of participating interests to a Participant, such Lender’s obligations under the Loan Documents shall remain unchanged, such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, such Lender shall remain the owner of its Loans and the holder of any Note issued to it in evidence thereof for all purposes under the Loan Documents, all amounts payable by the Borrower under this Agreement shall be determined as if such Lender had not sold such participating interests, and the Borrower and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender’s rights and obligations under the Loan Documents.

12.2.2 Voting Rights. Each Lender shall retain the sole right to approve, without the consent of any Participant, any amendment, modification or waiver of any provision of the Loan Documents other than any amendment, modification or waiver with respect to any Loan or Commitment in which such Participant has an interest which would require consent of all of the Lenders pursuant to the terms of Section 8.2.

12.2.3 Benefit of Certain Provisions. The Borrower agrees that each Participant shall be deemed to have the right of setoff provided in Section 11.1. in respect of its participating interest in amounts owing under the Loan Documents to the same extent as if the amount of its participating interest were owing directly to it as a Lender under the Loan Documents, provided that each Lender shall retain the right of setoff provided in Section 11.1. with respect to the amount of participating interests sold to each Participant. The Lenders agree to share with each Participant, and each Participant, by exercising the right of setoff provided in Section 11.1., agrees to share with each Lender, any amount received pursuant to the exercise of its right of setoff, such amounts to be shared in accordance with Section 11.2. as if each Participant were a Lender. The Borrower further agrees that each Participant shall be entitled to the benefits of Sections 3.1., 3.2., 3.4. and 3.5. to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to Section 12.3., provided that (i) a Participant shall not be entitled to receive any greater payment under Section 3.1., 3.2. or 3.5. than the Lender who sold the participating interest to such Participant would have received had it retained such interest for its own account, unless the sale of such interest to such Participant is made with the prior written consent of the Borrower, and (ii) any Participant not incorporated under the laws of the United States of America or any State thereof agrees to comply with the provisions of Section 3.5. to the same extent as if it were a Lender.

                    12.3. Assignments.

12.3.1 Permitted Assignments. Any Lender may at any time assign to one or more banks or other entities (“Purchasers”) all or any part of its rights and obligations under the Loan Documents. Such assignment shall be substantially in the form of Exhibit C or in such other form as may be agreed to by the parties thereto. Each such assignment with respect to a Purchaser which is not a Lender or an Affiliate of a Lender or an Approved Fund shall either be in an amount equal to the entire applicable Commitment and Loans of the assigning Lender or (unless each of the Borrower and the Agent otherwise consents) be in an aggregate amount not less than $2,500,000. The amount of the assignment shall be based on the Commitment or outstanding Loans (if the Commitment has been terminated) subject to the assignment, determined as of the date of such assignment or as of the “Trade Date,” if the “Trade Date” is specified in the assignment.

12.3.2 Consents. The consent of the Borrower shall be required prior to an assignment becoming effective unless the Purchaser is a Lender, an Affiliate of a Lender or an Approved Fund, provided that the consent of the Borrower shall not be required if (i) a Default has occurred and is continuing or (ii) if such assignment is in connection with the physical settlement of any Lender’s obligations to direct or indirect contractual counterparties in swap agreements relating to the Loans; provided, that the assignment without the Borrower’s consent pursuant to clause (ii) shall not increase the Borrower’s liability under Section 3.5. The consent of the Agent shall be required prior to an assignment becoming effective unless the Purchaser is a Lender, an Affiliate of a Lender or an Approved Fund. Any consent required under this Section 12.3.2 shall not be unreasonably withheld or delayed.

12.3.3 Effect; Effective Date. Upon (i) delivery to the Agent of an assignment, together with any consents required by Sections 12.3.1 and 12.3.2, and (ii) payment of a $3,500 fee to the Agent for processing such assignment (unless such fee is waived by the Agent), such assignment shall become effective on the effective date specified in such assignment. The assignment shall contain a representation and warranty by the Purchaser to the effect that none of the funds, money, assets or other consideration used to make the purchase and assumption of the Commitment and Loans under the applicable assignment agreement constitutes “plan assets” as defined under ERISA and that the rights, benefits and interests of the Purchaser in and under the Loan Documents will not be “plan assets” under ERISA. On and after the effective date of such assignment, such Purchaser shall for all purposes be a Lender party to this Agreement and any other Loan Document executed by or on behalf of the Lenders and shall have all the rights, benefits and obligations of a Lender under the Loan Documents, to the same extent as if it were an original party thereto, and the transferor Lender shall be released with respect to the Commitment and Loans assigned to such Purchaser without any further consent or action by the Borrower, the Lenders or the Agent. In the case of an assignment covering all of the assigning Lender’s rights, benefits and obligations under this Agreement, such Lender shall cease to be a Lender hereunder but shall continue to be entitled to the benefits of, and subject to, those provisions of this Agreement and the other Loan Documents which survive payment of the Obligations and termination of the Loan Documents. Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this Section 12.3. shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with Section 12.2. Upon the consummation of any assignment to a Purchaser pursuant to this Section 12.3.3, the transferor Lender, the Agent and the Borrower shall, if the transferor Lender or the Purchaser desires that its Loans be evidenced by Notes, make appropriate arrangements so that, upon cancellation and surrender to the Borrower of the Notes (if any) held by the transferor Lender, new Notes or, as appropriate, replacement Notes are issued to such transferor Lender, if applicable, and new Notes or, as appropriate, replacement Notes, are issued to such Purchaser, in each case in principal amounts reflecting their respective Commitments, as adjusted pursuant to such assignment.

12.3.4 Register. The Agent, acting solely for this purpose as an agent of the Borrower (and the Borrower hereby designates the Agent to act in such capacity), shall maintain at one of its offices in Chicago, Illinois a copy of each Assignment and Assumption delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitments of, and principal amounts of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the “Register”). The entries in the Register shall be conclusive, and the Borrower, the Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

                    12.4.     Dissemination of Information. The Borrower authorizes each Lender to disclose to any Participant or Purchaser or any other Person acquiring an interest in the Loan Documents by operation of law (each a “Transferee”) and any prospective Transferee any and all information in such Lender’s possession concerning the creditworthiness of the Borrower and its Subsidiaries; provided that each Transferee and prospective Transferee agrees to be bound by Section 9.11. of this Agreement.

                    12.5.     Tax Certifications. If any interest in any Loan Document is transferred to any Transferee which is not incorporated under the laws of the United States or any State thereof, the transferor Lender shall cause such Transferee, concurrently with the effectiveness of such transfer, to comply with the provisions of Section 3.5.(iv).

ARTICLE XIII

NOTICES

                    13.1.     Notices. Except as otherwise permitted by Section 2.14. with respect to borrowing notices, all notices, requests and other communications to any party hereunder shall be in writing (including electronic transmission, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower, the Lenders or the Agent, at its address or facsimile number set forth on the signature pages hereof or, (y) in the case of any party, at such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower in accordance with the provisions of this Section 13.1. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or (iii) if given by any other means, when delivered (or, in the case of electronic transmission, received) at the address specified in this Section; provided that notices to the Agent under Article II shall not be effective until received.

                    13.2.     Change of Address. The Borrower, the Agent and any Lender may each change the address for service of notice upon it by a notice in writing to the other parties hereto.

ARTICLE XIV

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

ARTICLE XV

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

        15.2 CONSENT TO JURISDICTION. THE BORROWER, THE AGENT AND EACH LENDER HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING IN CHICAGO, ILLINOIS IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE BORROWER, THE AGENT AND EACH LENDER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE AGENT OR ANY LENDER TO BRING PROCEEDINGS AGAINST THE BORROWER IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE BORROWER AGAINST THE AGENT OR ANY LENDER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN CHICAGO, ILLINOIS.

        15.3 WAIVER OF JURY TRIAL. THE BORROWER, THE AGENT AND EACH LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

ARTICLE XVI

TERMINATION OF EXISTING CREDIT AGREEMENT

The Borrower and the Lenders party to the Existing Credit Agreement agree that, upon (i) the execution and delivery of this Agreement by each of the parties hereto and (ii) satisfaction (or waiver by the Borrower, the Lenders and the Agent) of the conditions precedent set forth in Section 4.1, the Existing Credit Agreement shall be deemed terminated and cancelled and all commitments to lend thereunder shall be deemed to have been reduced to zero and terminated permanently. Furthermore, on or prior to the date immediately preceding the Closing Date, any and all accrued and unpaid interest and fees due and payable thereunder shall have been paid.

[Signature Pages Follow]

        IN WITNESS WHEREOF, the Borrower, the Lenders and the Agent have executed this Agreement as of the date first above written.

OKLAHOMA GAS AND ELECTRIC COMPANY
By:	/s/ Eric B. Weekes
Title:	Treasurer
321 N. Harvey Oklahoma City, OK 73102

Attention:	Eric B. Weekes
Telephone: (405) 553-3581 FAX: (405) 553-3625

BANK ONE, NA, Individually and as Agent
By:	/s/ Madeline Pember
Title:	Director
1 Bank One Plaza Chicago, Illinois 60670
Attention:	Jane A. Bek
Telephone: (312) 732-3422 FAX: (312) 732-5435

SIGNATURE PAGE TO
OKLAHOMA GAS AND ELECTRIC COMPANY CREDIT AGREEMENT

WACHOVIA BANK, NATIONAL ASSOCIATION, Individually and as Syndication Agent
By:	/s/ Yann Pirio
Title:	Vice President

Attention:	Yann Pirio
Telephone: (704) 383-4748 FAX: (704) 383-6670

SIGNATURE PAGE TO
OKLAHOMA GAS AND ELECTRIC COMPANY CREDIT AGREEMENT

COBANK, ACB, Individually and as Co-Documentation Agent
By:	/s/ Cathleen Reed
Title:	Assistant Vice President
5500 South Quebec Street
Denver, CO 80217
Attention:	Cathleen Reed
Telephone: (303) 740-4101 FAX: (303) 224-2590

SIGNATURE PAGE TO
OKLAHOMA GAS AND ELECTRIC COMPANY CREDIT AGREEMENT

LASALLE BANK NATIONAL ASSOCIATION, Individually and as Co-Documentation Agent
By:	/s/ Meghan C. Payne
Title:	Vice President
135 S. LaSalle Street
Chicago, IL 60603
Attention:	Meghan C. Payne
Telephone: (312) 904-2509 FAX: (312) 904-1994

SIGNATURE PAGE TO
OKLAHOMA GAS AND ELECTRIC COMPANY CREDIT AGREEMENT

U.S. BANK NATIONAL ASSOCIATION, as a Lender
By:	/s/ David F. Higbee
Title:	Vice President

Attention:	David F. Higbee
Telephone: (314) 418-1967 FAX: (314) 418-3859

SIGNATURE PAGE TO
OKLAHOMA GAS AND ELECTRIC COMPANY CREDIT AGREEMENT

UNION BANK OF CALIFORNIA, N.A., as a Lender
By:	/s/ Efrain Soto
Title:	Assistant Vice President

Attention:	Efrain Soto
Telephone: (213) 236-5779 FAX: (213) 236-4096

SIGNATURE PAGE TO
OKLAHOMA GAS AND ELECTRIC COMPANY CREDIT AGREEMENT

BANK HAPOALIM B.M., as a Lender
By:	/s/ James Surless
Title:	Vice President
By:	/s/
Title:	Senior Vice President

Attention:	Michael Byrne
Telephone: (312) 228-6410 FAX: (312) 228-6490

SIGNATURE PAGE TO
OKLAHOMA GAS AND ELECTRIC COMPANY CREDIT AGREEMENT

COMMITMENT SCHEDULE

LENDER	COMMITMENT
Bank One, NA	$17,500,000
Co-Bank, ACB	$15,000,000
LaSalle Bank National Association	$15,000,000
Wachovia Bank, National Association	$15,000,000
U.S. Bank National Association	$12,500,000
Union Bank of California, N.A	$12,500,000
Bank Hapoalim B.M	$12,500,000

AGGREGATE COMMITMENT	$100,000,000

1

PRICING SCHEDULE

APPLICABLE MARGIN	LEVEL I STATUS	LEVEL II	LEVEL III	LEVEL IV	LEVEL V	LEVEL VI	LEVEL VII
		STATUS	STATUS	STATUS	STATUS	STATUS	STATUS

Eurodollar Rate	0.32%	0.525%	0.625%	0.725%	0.90%	1.20%	1.50%

Floating Rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

APPLICABLE FEE RATE	LEVEL I STATUS	LEVEL II	LEVEL III	LEVEL IV	LEVEL V	LEVEL VI	LEVEL VII
		STATUS	STATUS	STATUS	STATUS	STATUS	STATUS

Facility Fee	0.08%	0.10%	0.125%	0.15%	0.225%	0.30%	0.50%

Utilization Fee	0.10%	0.125%	0.125%	0.125%	0.125%	0.25%	0.25%
(when usage
exceeds 33 1/3%)

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

1

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

2

EXHIBIT B

COMPLIANCE CERTIFICATE

        To:     The Lenders parties to the
                   Credit Agreement Described Below

        This Compliance Certificate is furnished pursuant to that certain Credit Agreement dated as of June 26, 2003 (as amended, modified, renewed or extended from time to time, the “Agreement”) among Oklahoma Gas and Electric Company (the “Borrower”), the lenders party thereto and Bank One, NA, as Agent for the Lenders. Unless otherwise defined herein, capitalized terms used in this Compliance Certificate have the meanings ascribed thereto in the Agreement.

        THE UNDERSIGNED HEREBY CERTIFIES THAT:

        1.        I am the duly elected __________ of the Borrower;

        2.        I have reviewed the terms of the Agreement and I have made, or have caused to be made under my supervision, a detailed review of the transactions and conditions of the Borrower and its Subsidiaries during the accounting period covered by the attached financial statements;

        3.        The examinations described in paragraph 2 did not disclose, and I have no knowledge of, the existence of any condition or event which constitutes a Default or Unmatured Default during or at the end of the accounting period covered by the attached financial statements or as of the date of this Certificate, except as set forth below; and

        4.        Schedule I attached hereto sets forth financial data and computations evidencing the Borrower’s compliance with certain covenants of the Agreement.

        Described below are the exceptions, if any, to paragraph 3 by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Borrower has taken, is taking, or proposes to take with respect to each such condition or event:

        The foregoing certifications, together with the computations set forth in Schedule I hereto and the financial statements delivered with this Certificate in support hereof, are made and delivered this ______ day of ____________, ______.

2

SCHEDULE I TO COMPLIANCE CERTIFICATE

Compliance as of ___________, ______ with
Provisions of Section 6.15 of
the Agreement

EXHIBIT C

ASSIGNMENT AND ASSUMPTION AGREEMENT

        This Assignment and Assumption (the “Assignment and Assumption”) is dated as of the Effective Date set forth below and is entered into by and between [Insert name of Assignor] (the “Assignor”) and [Insert name of Assignee] (the “Assignee”). Capitalized terms used but not defined herein shall have the meanings given to them in the Credit Agreement identified below (as amended, the “Credit Agreement”), receipt of a copy of which is hereby acknowledged by the Assignee. The Terms and Conditions set forth in Annex 1 attached hereto are hereby agreed to and incorporated herein by reference and made a part of this Assignment and Assumption as if set forth herein in full.

        For an agreed consideration, the Assignor hereby irrevocably sells and assigns to the Assignee, and the Assignee hereby irrevocably purchases and assumes from the Assignor, subject to and in accordance with the Terms and Conditions and the Credit Agreement, as of the Effective Date inserted by the Agent as contemplated below, the interest in and to all of the Assignor’s rights and obligations in its capacity as a Lender under the Credit Agreement and any other documents or instruments delivered pursuant thereto that represents the amount and percentage interest identified below of all of the Assignor’s outstanding rights and obligations under the respective facilities identified below (including without limitation any letters of credit, guaranties and swingline loans included in such facilities and, to the extent permitted to be assigned under applicable law, all claims (including without limitation contract claims, tort claims, malpractice claims, statutory claims and all other claims at law or in equity), suits, causes of action and any other right of the Assignor against any Person whether known or unknown arising under or in connection with the Credit Agreement, any other documents or instruments delivered pursuant thereto or the loan transactions governed thereby) (the “Assigned Interest”). Such sale and assignment is without recourse to the Assignor and, except as expressly provided in this Assignment and Assumption, without representation or warranty by the Assignor.

1.	Assignor:
2.	Assignee:		and is an Affiliate/Approved
Fund of [identify Lender]1
3.	Borrower:	Oklahoma Gas and Electric Company
4.	Agent:	Bank One, NA	, as the agent under the Credit
Agreement.
5.	Credit Agreement:	The Credit Agreement dated as of June 26, 2003 among Oklahoma Gas and Electric Company, the Lenders party thereto, Bank One, NA, as Agent, and the other agents party thereto.
6. Assigned Interest:
	Aggregate Amount of Commitment/Loans for all Lenders*	Amount of Commitment/Loans Assigned*	Percentage Assigned of Commitment/Loans²
	$	$	_______%
	$	$	_______%
	$	$	_______%
7. Trade Date:			³

Effective Date: ____________, 20__ [TO BE INSERTED BY AGENT AND WHICH SHALL BE THE EFFECTIVE DATE OF RECORDATION OF TRANSFER BY THE AGENT.]

__________________________________
¹ Select as applicable.

*    Amount to be adjusted by the counterparties to take into account any payments or prepayments made between the Trade Date and the Effective Date.

²    Set forth, to at least 9 decimals, as a percentage of the Commitment/Loans of all Lenders thereunder.

³    Insert if satisfaction of minimum amounts is to be determined as of the Trade Date.

2

        The terms set forth in this Assignment and Assumption are hereby agreed to:

ASSIGNOR [NAME OF ASSIGNOR]
By:
Title:
ASSIGNEE [NAME OF ASSIGNEE]
By:
Title:

[Consented to and]4 Accepted: BANK ONE, NA, as Agent

By:
Title:

[Consented to:]5

OKLAHOMA GAS AND ELECTRIC
COMPANY

By:
Title:

___________________________________________
4        To be added only if the consent of the Agent is required by the terms of the Credit Agreement.

5        To be added only if the consent of the Borrower is required by the terms of the Credit Agreement.

3

ANNEX 1
TERMS AND CONDITIONS FOR
ASSIGNMENT AND ASSUMPTION

                     1.       Representations and Warranties.

                     1.1.      Assignor. The Assignor represents and warrants that (i) it is the legal and beneficial owner of the Assigned Interest, (ii) the Assigned Interest is free and clear of any lien, encumbrance or other adverse claim and (iii) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby. Neither the Assignor nor any of its officers, directors, employees, agents or attorneys shall be responsible for (i) any statements, warranties or representations made in or in connection with the Credit Agreement or any other Loan Document, (ii) the execution, legality, validity, enforceability, genuineness, sufficiency, perfection, priority, collectibility, or value of the Loan Documents or any collateral thereunder, (iii) the financial condition of the Borrower, any of its Subsidiaries or Affiliates or any other Person obligated in respect of any Loan Document, (iv) the performance or observance by the Borrower, any of its Subsidiaries or Affiliates or any other Person of any of their respective obligations under any Loan Document, (v) inspecting any of the property, books or records of the Borrower, or any guarantor, or (vi) any mistake, error of judgment, or action taken or omitted to be taken in connection with the Loans or the Loan Documents.

                     1.2.      Assignee. The Assignee (a) represents and warrants that (i) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby and to become a Lender under the Credit Agreement, (ii) from and after the Effective Date, it shall be bound by the provisions of the Credit Agreement as a Lender thereunder and, to the extent of the Assigned Interest, shall have the obligations of a Lender thereunder, (iii) agrees that its payment instructions and notice instructions are as set forth in Schedule 1 to this Assignment and Assumption, (iv) none of the funds, monies, assets or other consideration being used to make the purchase and assumption hereunder are “plan assets” as defined under ERISA and that its rights, benefits and interests in and under the Loan Documents will not be “plan assets” under ERISA, (v) agrees to indemnify and hold the Assignor harmless against all losses, costs and expenses (including, without limitation, reasonable attorneys’ fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the Assignee’s non-performance of the obligations assumed under this Assignment and Assumption, (vi) it has received a copy of the Credit Agreement, together with copies of financial statements and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption and to purchase the Assigned Interest on the basis of which it has made such analysis and decision independently and without reliance on the Agent or any other Lender, and (vii) attached as Schedule 1 to this Assignment and Assumption is any documentation required to be delivered by the Assignee with respect to its tax status pursuant to the terms of the Credit Agreement, duly completed and executed by the Assignee and (b) agrees that (i) it will, independently and without reliance on the Agent, the Assignor or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, and (ii) it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender.

                     2.       Payments. The Assignee shall pay the Assignor, on the Effective Date, the amount agreed to by the Assignor and the Assignee. From and after the Effective Date, the Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) to the Assignor for amounts which have accrued to but excluding the Effective Date and to the Assignee for amounts which have accrued from and after the Effective Date.

                     3.       General Provisions. This Assignment and Assumption shall be binding upon, and inure to the benefit of, the parties hereto and their respective successors and assigns. This Assignment and Assumption may be executed in any number of counterparts, which together shall constitute one instrument. Delivery of an executed counterpart of a signature page of this Assignment and Assumption by telecopy shall be effective as delivery of a manually executed counterpart of this Assignment and Assumption. This Assignment and Assumption shall be governed by, and construed in accordance with, the law of the State of Illinois.

2

ADMINISTRATIVE QUESTIONNAIRE

(Schedule to be supplied by Closing Unit or Trading Documentation Unit)

US AND NON-US TAX INFORMATION REPORTING REQUIREMENTS

(Schedule to be supplied by Closing Unit or Trading Documentation Unit)

EXHIBIT D

LOAN/CREDIT RELATED MONEY TRANSFER INSTRUCTION

To Bank One, NA,
as Agent (the “Agent”) under the Credit Agreement
Described Below.

Re:	Credit Agreement, dated June 26, 2003 (as the same may be amended or modified, the “Credit Agreement”), among Oklahoma Gas and Electric Company (the “Borrower”), the Lenders named therein and the Agent. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned thereto in the Credit Agreement.

              The Agent is specifically authorized and directed to act upon the following standing money transfer instructions with respect to the proceeds of Advances or other extensions of credit from time to time until receipt by the Agent of a specific written revocation of such instructions by the Borrower, provided, however, that the Agent may otherwise transfer funds as hereafter directed in writing by the Borrower in accordance with Section 13.1 of the Credit Agreement or based on any telephonic notice made in accordance with Section 2.14 of the Credit Agreement.

Facility Identification Number(s)
Customer/Account Name
Transfer Funds To

For Account No.
Reference/Attention To

Authorized Officer (Customer Representative)	Date

(Please Print)	Signature
Bank Officer Name	Date

(Please Print)	Signature

(Deliver Completed Form to Credit Support Staff For Immediate Processing)

EXHIBIT E

NOTE

[Date]

        OKLAHOMA GAS AND ELECTRIC COMPANY, an Oklahoma corporation (the "Borrower"), promises to pay to the order of ____________________________________ (the "Lender") on the Facility Termination Date __________ DOLLARS ($_____) or, if less, the aggregate unpaid principal amount of all Loans made by the Lender to the Borrower pursuant to Article II of the Agreement (as hereinafter defined), in immediately available funds at the main office of Bank One, NA in Chicago, Illinois, as Agent, together with accrued but unpaid interest thereon. The Borrower shall pay interest on the unpaid principal amount hereof at the rates and on the dates set forth in the Agreement.

        The Lender shall, and is hereby authorized to, record on the schedule attached hereto, or to otherwise record in accordance with its usual practice, the date and amount of each Loan and the date and amount of each principal payment hereunder.

        This Note is one of the Notes issued pursuant to, and is entitled to the benefits of, the Credit Agreement dated as of June 26, 2003 (which, as it may be amended or modified and in effect from time to time, is herein called the "Agreement"), among the Borrower, the lenders party thereto, including the Lender, and Bank One, NA, as Agent, to which Agreement reference is hereby made for a statement of the terms and conditions governing this Note, including the terms and conditions under which this Note may be prepaid or its maturity date accelerated. Capitalized terms used herein and not otherwise defined herein are used with the meanings attributed to them in the Agreement.

OKLAHOMA GAS AND ELECTRIC COMPANY
By:
Print Name:
Title:

1

SCHEDULE OF LOANS AND PAYMENTS OF PRINCIPAL
TO
NOTE OF OKLAHOMA GAS AND ELECTRIC COMPANY,
DATED _____________,

Date	Principal Amount of Loan	Maturity of Interest Period	Principal Amount Paid	Unpaid Balance

2

EXHIBIT F

FORM OF DESIGNATION AGREEMENT

Dated ____________, 20__

                        Reference is made to the Credit Agreement dated as of June 26, 2003 (as amended or otherwise modified from time to time, the “Credit Agreement”) among Oklahoma Gas and Electric Company, an Oklahoma corporation (the “Borrower”), the lenders from time to time party thereto (the “Lenders”) and Bank One, NA (having its principal office in Chicago, IL), as Agent. Terms defined in the Credit Agreement are used herein as therein defined.

                        _________ (the “Designating Lender”), ____________ (the “Designated Lender”), and the Borrower agree as follows:

1.	The Designating Lender hereby designates the Designated Lender, and the Designated Lender hereby accepts such designation, as its Designated Lender under the Credit Agreement.

2.	The Designating Lender makes no representations or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto.

3.	The Designated Lender (i) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Article V and Article VI thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Designation Agreement; (ii) agrees that it will, independently and without reliance upon the Agent, the Designating Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking any action it may be permitted to take under the Credit Agreement; (iii) confirms that it is an Eligible Designee; (iv) appoints and authorizes the Designating Lender as its administrative agent and attorney-in-fact and grants the Designating Lender an irrevocable power of attorney to receive payments made for the benefit of the Designated Lender under the Credit Agreement and to deliver and receive all communications and notices under the Credit Agreement, if any, that Designated Lender is obligated to deliver or has the right to receive thereunder; (v) acknowledges that it is subject to and bound by the confidentiality provisions of the Credit Agreement (except as permitted under Section 12.4 thereof); and (vi) acknowledges that the Designating Lender retains the sole right and responsibility to vote under the Credit Agreement, including, without limitation, the right to approve any amendment, modification or waiver of any provision of the Credit Agreement, and agrees that the Designated Lender shall be bound by all such votes, approvals, amendments, modifications and waivers and all other agreements of the Designating Lender pursuant to or in connection with the Credit Agreement.

1

4.	Following the execution of this Designation Agreement by the Designating Lender, the Designated Lender and the Borrower, it will be delivered to the Agent for acceptance and recording by the Agent. The effective date of this Designation Agreement shall be the date of acceptance thereof by the Agent, unless otherwise specified on the signature page hereto (the “Effective Date”).

5.	Upon such acceptance and recording by the Agent, as of the Effective Date (a) the Designated Lender shall have the right to make Loans as a Lender pursuant to Article II of the Credit Agreement and the rights of a Lender related thereto and (b) the making of any such Loans by the Designated Lender shall satisfy the obligations of the Designating Lender under the Credit Agreement to the same extent, and as if, such Loans were made by the Designating Lender.

6.	Each party to this Designation Agreement hereby agrees that it shall not institute against, or join any other Person in instituting against, any Designated Lender any bankruptcy, reorganization, arrangement, insolvency or liquidation proceeding or other proceedings under any federal or state bankruptcy or similar law for one year and a day after payment in full of all outstanding senior indebtedness of any Designated Lender; provided that the Designating Lender for each Designated Lender hereby agrees to indemnify, save and hold harmless each other party hereto for any loss, cost, damage and expense arising out of its inability to institute any such proceeding against such Designated Lender. This Section 6 of the Designation Agreement shall survive the termination of this Designation Agreement and termination of the Credit Agreement.

7.	This Designation Agreement shall be governed by, and construed in accordance with, the internal laws (including §735 ILCS 105/5-1 et seq. but otherwise without regard to the conflicts of laws provisions) of the State of Illinois.

2

        IN WITNESS WHEREOF, the parties have caused this Designation Agreement to be executed by their respective officers hereunto duly authorized, as of the date first above written.

Effective Date6:

[NAME OF DESIGNATING LENDER]
By:
Name:
Title:
[NAME OF DESIGNATED LENDER]
By:
Name:
Title:

OKLAHOMA GAS AND ELECTRIC COMPANY
By:
Name:
Title:

Accepted and Approved this
______ day of ________, ______

BANK ONE, NA (having its principal place of business in Chicago, IL), as Agent

By: ______________________________ Title: ____________________________

________________________________
6     This date should be no earlier than the date of acceptance by the Agent.

3

Exhibit 31.01

CERTIFICATIONS

I, Steven E. Moore, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Oklahoma Gas and Electric Company;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2003

/s/	Steven E. Moore
Steven E. Moore Chairman of the Board, President and Chief Executive Officer

Exhibit 31.01

CERTIFICATIONS

I, James R. Hatfield, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Oklahoma Gas and Electric Company;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2003

/s/	James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2003

/s/	Steven E. Moore
Steven E. Moore Chairman of the Board, President and Chief Executive Officer

/s/	James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer