Form 10-Q
period 2003-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2003-11-13
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to_____

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

          As of October 31, 2003, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

September 30, 2003	December 31, 2002
(In millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5.3	$0.3
Accounts receivable - customers, net	194.5	97.7
Accrued unbilled revenues	58.9	28.2
Accounts receivable - other, net	---	8.1
Fuel inventories, at LIFO cost	63.7	65.4
Materials and supplies, at average cost	38.4	40.7
Accumulated deferred tax assets	7.3	7.5
Fuel clause under recoveries	21.4	14.7
Other	0.9	5.3

Total current assets	390.4	267.9

OTHER PROPERTY AND INVESTMENTS, at cost	6.9	8.1

PROPERTY, PLANT AND EQUIPMENT
In service	4,192.4	4,098.2
Construction work in progress	29.7	38.7
Other	1.0	1.0

Total property, plant and equipment	4,223.1	4,137.9
Less accumulated depreciation	1,984.9	1,931.0

Net property, plant and equipment	2,238.2	2,206.9

DEFERRED CHARGES AND OTHER ASSETS
Recoverable take or pay gas charges	32.5	32.5
Income taxes recoverable from customers, net	31.8	34.8
Intangible asset - unamortized prior service cost	37.8	37.8
Prepaid benefit obligation	45.2	29.6
Price risk management	6.6	7.5
Other	32.9	34.8

Total deferred charges and other assets	186.8	177.0

TOTAL ASSETS	$2,822.3	$2,659.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

September 30, 2003	December 31, 2002
(In millions)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$139.2	$26.1
Accounts payable - other	62.1	63.2
Advances from parent	9.1	101.1
Customers' deposits	34.4	33.0
Accrued taxes	29.8	20.3
Accrued interest	15.2	13.9
Tax collections payable	10.2	6.7
Accrued vacation	12.1	11.6
Other	15.1	10.4

Total current liabilities	327.2	286.3

LONG-TERM DEBT	709.8	710.5

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	152.2	148.6
Accumulated deferred income taxes	500.4	421.5
Accumulated deferred investment tax credits	43.3	47.1
Accrued removal obligations, net	113.9	109.3
Provision for payments of take or pay gas	32.5	32.5

Total deferred credits and other liabilities	842.3	759.0

STOCKHOLDERS' EQUITY
Common stockholders' equity	512.4	512.4
Retained earnings	494.1	455.2
Accumulated other comprehensive loss, net of tax	(63.5)	(63.5)

Total stockholders' equity	943.0	904.1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,822.3	$2,659.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended September 30,		Nine Months Ended September 30,
2003	2002	2003	2002
	(In millions)

OPERATING REVENUES	$540.3	$488.9	$1,230.9	$1,103.2

COST OF GOODS SOLD	266.1	207.3	667.0	534.2

Gross margin on revenues	274.2	281.6	563.9	569.0
Other operation and maintenance	71.5	68.9	218.3	209.1
Depreciation	29.9	30.9	91.7	91.9
Taxes other than income	12.0	11.6	35.7	35.2

OPERATING INCOME	160.8	170.2	218.2	232.8

OTHER INCOME (EXPENSE)
Other income	---	0.1	0.5	0.4
Other expense	(0.9)	(0.7)	(2.1)	(2.2)

Net other expense	(0.9)	(0.6)	(1.6)	(1.8)

INTEREST INCOME (EXPENSE)
Interest income	0.4	0.3	0.5	1.2
Interest on long-term debt	(9.1)	(9.6)	(27.8)	(28.7)
Allowance for borrowed funds used during construction	0.1	0.1	0.5	0.8
Interest on short-term debt and other interest charges	(0.9)	(1.0)	(2.7)	(2.5)

Net interest expense	(9.5)	(10.2)	(29.5)	(29.2)

INCOME BEFORE TAXES	150.4	159.4	187.1	201.8

INCOME TAX EXPENSE	55.3	61.0	67.4	74.1

NET INCOME	$95.1	$98.4	$119.7	$127.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$119.7	$127.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	91.7	91.9
Deferred income taxes and investment tax credits, net	79.0	(7.5)
Other assets	(17.3)	(40.3)
Other liabilities	3.8	(0.8)
Change in certain current assets and liabilities
Accounts receivable - customers, net	(89.2)	(49.0)
Accounts receivable - other, net	0.6	(4.2)
Accrued unbilled revenues	(30.7)	(17.7)
Fuel, materials and supplies inventories	4.0	(12.0)
Fuel clause under recoveries	(6.6)	(17.1)
Other current assets	4.2	4.2
Accounts payable	(1.1)	(4.0)
Accounts payable - affiliates	110.8	144.7
Customers' deposits	1.3	2.6
Accrued taxes	9.5	9.7
Accrued interest	1.4	1.0
Fuel clause over recoveries	---	(23.4)
Other current liabilities	8.9	8.4

Net Cash Provided from Operating Activities	290.0	214.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(114.4)	(168.3)

Net Cash Used in Investing Activities	(114.4)	(168.3)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in short-term debt, net	(92.0)	32.0
Dividends paid on common stock	(78.6)	(77.8)

Net Cash Used in Financing Activities	(170.6)	(45.8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5.0	0.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.3	0.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5.3	$0.5

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

        In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and the results of its cash flows for the nine months ended September 30, 2003 and 2002, have been included and are of a normal recurring nature.

        Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any future period. The accompanying condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

Accounting Records

        The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the OCC and the APSC. Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides that certain costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management’s expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. At September 30, 2003 and December 31, 2002, regulatory assets of approximately $58.5 million and approximately $63.9 million, respectively, are being amortized and reflected in rates charged to customers over periods of up to 20 years. At September 30, 2003 and December 31, 2002, regulatory liabilities of approximately $113.9 million and approximately $109.3 million, respectively, have been reclassified from Accumulated Depreciation in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

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

        The following table is a summary of the Company’s regulatory assets and liabilities at:

(In millions)	September 30, 2003	December 31, 2002
Regulatory Assets
Income taxes recoverable from customers, net	$31.8	$34.8
Unamortized loss on reacquired debt	22.4	23.3
January 2002 ice storm	3.6	5.4
Miscellaneous	0.7	0.4

Total Regulatory Assets	$58.5	$63.9

Regulatory Liabilities
Accrued removal obligations, net	$113.9	$109.3

Total Regulatory Liabilities	$113.9	$109.3

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

Allowance for Uncollectible Accounts Receivable

        All customer balances are written off if not collected within six months after the account is finalized. The allowance for uncollectible accounts receivable is calculated by multiplying the last six months of electric revenue by the provision rate. The provision rate is based on a 12-month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. The allowance for uncollectible accounts receivable was approximately $2.6 million and $4.7 million at September 30, 2003 and December 31, 2002, respectively.

Income Taxes

        The Company is a member of an affiliated group that files consolidated income tax returns. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. Amortization of the investment tax credits was approximately $1.3 million for the three months ended September 30, 2003 and 2002 and approximately $3.9 million for the nine months ended September 30, 2003 and 2002, respectively, and is recorded as an income tax benefit in the accompanying Condensed Statements of Income.

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

Fuel Inventories

        Fuel inventories for the generation of electricity consist of coal, natural gas and oil. These inventories are accounted for under the last-in, first-out (“LIFO”) cost method. The estimated replacement cost of fuel inventories was higher than the stated LIFO cost by approximately $5.1 million and $7.0 million at September 30, 2003 and December 31, 2002, respectively, based on the average cost of fuel purchased.

Related Party Transactions

        Energy Corp. allocated operating costs to the Company of approximately $21.0 million and $23.1 million during the three months ended September 30, 2003 and 2002, respectively, and allocated approximately $63.4 million and $72.4 million during the nine months ended September 30, 2003 and 2002, respectively. Energy Corp. allocates operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. Where more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the “Distragas” method. The Distragas method is a three-factor formula that uses an equal weighting of payroll, operating income and assets. The Company believes this method provides a reasonable basis for allocating common expenses.

        During the three months ended September 30, 2003 and 2002, the Company paid its affiliate, Enogex Inc. and subsidiaries (“Enogex”), approximately $8.5 million and $8.1 million, respectively, for transporting gas to the Company’s natural gas generating stations. During the nine months ended September 30, 2003 and 2002, the Company paid Enogex approximately $25.0 million and $25.6 million, respectively, for transporting gas to the Company’s natural gas generating stations. These purchases are priced based on a market basket of posted prices within the region and are priced similar to purchases, which had previously been made directly from unaffiliated sources. Approximately $1.7 million was recorded at December 31, 2002 and is included in Accounts Payable — Affiliates in the accompanying Condensed Balance Sheets for these activities. There were no amounts recorded for these activities at September 30, 2003.

        During the nine months ended September 30, 2002, the Company recorded interest income of approximately $0.2 million from Energy Corp. for advances made by the Company to Energy Corp. The Company made no advances to Energy Corp. during the three months ended September 30, 2003 and 2002 or during the nine months ended September 30, 2003.

        During both the three months ended September 30, 2003 and 2002, the Company recorded interest expense of approximately $0.3 million to Energy Corp. for advances made by Energy Corp. to the Company. During the nine months ended September 30, 2003 and 2002, the Company recorded interest expense of approximately $1.1 million and $0.6 million to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

        The Company paid approximately $26.3 million and $26.0 million in dividends to Energy Corp. during the three months ended September 30, 2003 and 2002, respectively. The Company paid approximately $78.6 million and $77.8 million in dividends to Energy Corp. during the nine months ended September 30, 2003 and 2002, respectively.

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

        SFAS No. 143 also requires that, if the conditions of SFAS No. 71 are met, a regulatory asset or liability should be recorded to recognize differences between asset retirement costs recorded under SFAS No. 143 and legal or other asset retirement costs recognized for ratemaking purposes. Upon adoption of SFAS No. 143, the Company was required to quantify the amount of asset retirement costs previously recovered from ratepayers and reclassify those differences as regulatory assets or liabilities. At December 31, 2002, approximately $109.3 million had been previously recovered from ratepayers and recorded as a liability in Accumulated Depreciation related to estimated asset retirement obligations. This balance was reclassified as a regulatory liability on the December 31, 2002 Condensed Balance Sheet. At September 30, 2003, the regulatory liability for accrued removal obligations, net was approximately $113.9 million.

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

        In October 2003, the FASB issued Interpretation No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” in which the FASB agreed to defer, for public companies, the required effective dates to implement Interpretation No. 46 for interests held in a variable interest entity (“VIE”) or potential VIE that was created before February 1, 2003. For calendar year-end public companies, the deferral effectively moves the required effective date from the third quarter to the fourth quarter of 2003.

        As a result of Interpretation No. 46-6, a public entity need not apply the provisions of Interpretation No. 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003, if the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with Interpretation No. 46, other than in the disclosures required by Interpretation No. 46. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company will adopt this new interpretation effective December 31, 2003 and the adoption of this new interpretation is not expected to have a material impact on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in Interpretation No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard did not have a material impact on its financial position or results of operations.

3.     Price Risk Management Assets and Liabilities

        The Company periodically utilizes derivative contracts to reduce exposure to adverse interest rate fluctuations. During the nine months ended September 30, 2003 and 2002, the Company’s use of price risk management instruments primarily involved the use of interest rate swap agreements to hedge the Company’s exposure to interest rate risk by converting a portion of the Company’s fixed rate debt to a floating rate. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

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

4.     Comprehensive Loss

        There were no items of other comprehensive income for the three and nine months ended September 30, 2003 and 2002. Accumulated other comprehensive loss at both September 30, 2003 and December 31, 2002 included approximately a $63.5 million after tax loss ($103.5 million pre-tax) related to a minimum pension liability adjustment. The Company’s actuarial consultants review the funded status of the pension plan at year end. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter.

5.     Supplemental Cash Flow Information

        Non-cash financing activities for the nine months ended September 30, 2003 and 2002, included approximately a $0.9 million decrease and an $8.7 million increase, respectively, related to the change in the fair value of the interest rate swap agreement and the corresponding change in long-term debt.

        In connection with the filing in the third quarter of 2003 of Energy Corp.‘s consolidated income tax returns for 2002, Energy Corp. elected to change its tax method of accounting related to the capitalization of costs for self-constructed assets to another method prescribed in the Treasury regulations. The accounting method change is for income tax purposes only. For financial accounting purposes, the only change would be recognition of the impact of the cash flow generated by accelerating income tax deductions. This would be reflected in the financial statements as a switch from current income taxes payable to deferred income taxes payable. This tax accounting method change resulted in a one-time catch-up deduction for costs previously capitalized under the prior method, resulting in a consolidated tax net operating loss for 2002.  This tax net operating loss eliminated Energy Corp.’s current federal and state income tax liability for 2002 and all estimated payments made for 2002 have been or will be refunded.

6.     Long-Term Debt

Interest Rate Swap Agreement

        At September 30, 2003 and December 31, 2002, the Company had one outstanding interest rate swap agreement, effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. This interest rate swap qualified as a fair value hedge under SFAS No. 133 and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards.

        At September 30, 2003 and December 31, 2002, the fair value pursuant to the interest rate swap was approximately $6.7 million and $7.5 million, respectively, and was included in non-current Price Risk Management assets in the accompanying Condensed Balance Sheets. A corresponding net increase of approximately $6.7 million and $7.5 million was reflected in Long-Term Debt at September 30, 2003 and December 31, 2002, respectively, as this fair value hedge was effective at September 30, 2003 and December 31, 2002.

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

7.     Short-Term Debt

        The Company had short-term debt from Energy Corp. of approximately $9.1 million and $101.1 million, respectively, outstanding at September 30, 2003 and December 31, 2002. The Company generally uses short-term borrowings from Energy Corp. to meet working capital requirements. As indicated below, the Company also has in place a $100 million line of credit with a bank. The following table shows Energy Corp.’s and the Company’s lines of credit in place at September 30, 2003. Energy Corp.’s short-term borrowings will consist of a combination of bank borrowings and commercial paper.

Lines of Credit (In millions)
Entity	Amount	Maturity
Energy Corp. (A)	$ 200.0	January 8, 2004
	100.0	January 15, 2004
	15.0	April 6, 2004
The Company	100.0	June 26, 2004
Total	$ 415.0
(A) The lines of credit at Energy Corp. are used to back up its commercial paper borrowings, which were approximately $63.0 million at September 30, 2003. No borrowings were outstanding at September 30, 2003 under any of the lines of credit shown above; however, $8.0 million of the $15.0 million line of credit above is supported by an Energy Corp. letter of credit.

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

8.     Commitments and Contingencies

        Except as set forth below, the circumstances set forth in Note 9 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002 and in the Notes to the Company’s Condensed Financial Statements included in its Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Pending Acquisition of Power Plant

        On August 18, 2003, the Company signed an asset purchase agreement to acquire NRG McClain LLC’s 77 percent interest in the 520 MW NRG McClain Station (the “McClain Plant”). The acquisition of this interest in the McClain Plant would constitute an acquisition of new generation under the recent OCC settlement order. The purchase price for the interest in the plant is approximately $159.9 million, subject to adjustment for prepaid gas and property taxes. See Note 9 for a further discussion.

Other

        In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s condensed financial statements. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows. This assessment of currently pending or threatened lawsuits is subject to change.

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

        As part of the Settlement Agreement, the Company also agreed to consider competitive bidding for gas transportation service to its natural gas fired generation facilities pursuant to the terms set forth in the Settlement Agreement. On April 29, 2003, the Company filed an application with the OCC in which the Company advised the OCC that after careful consideration competitive bidding for gas transportation was rejected in favor of a new intrastate firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas fired generation plants. A hearing is scheduled to be held in November 2003 and an OCC order in the case is expected either later in 2003 or early in 2004.

        On September 15, 2003, the Company filed with the OCC a notice of intent to seek an annual increase in its rates to its Oklahoma customers of more than one percent. The notice lists the following, among others, as major issues to be addressed in its application: (i) the acquisition of a generation facility in accordance with the Settlement Agreement; (ii) increased capital expenditures for efficiency improvements and reliability enhancements to ensure fuel costs are minimized, and (iii) increased pension, medical and insurance costs. On October 31, 2003, the Company filed a request with the OCC to increase its rates by approximately $91 million annually. The increase is intended to pay for its acquisition of the McClain Plant, allow for investment in electric system reliability and address rising business costs. The rate plan would reduce rates for schools and more than 80,000 small businesses and non-profit organizations.

Pending Acquisition of Power Plant

        On August 18, 2003, the Company signed an asset purchase agreement to acquire NRG McClain LLC’s 77 percent interest in the McClain Plant. The acquisition of this interest in the McClain Plant would constitute an acquisition of new generation under the OCC settlement order discussed above. The purchase price for the interest in the plant is approximately $159.9 million, subject to adjustment for prepaid gas and property taxes. The McClain Plant includes gas-fired combined cycle combustion turbine units and is located near Newcastle, Oklahoma in McClain County, Oklahoma. The McClain Plant began operating in 2001. The owner of the remaining 23 percent in the McClain Plant is the Oklahoma Municipal Power Authority (“OMPA”).

        Closing is subject to customary conditions including receipt of regulatory approval by the FERC. The asset purchase agreement provides that, unless extended, either party has the right to terminate the contract if the closing does not occur on or before December 1, 2003. Because the current owner of the McClain Plant has filed for bankruptcy protection, the acquisition also is subject to approval by the bankruptcy court. As part of the bankruptcy approval process, NRG McClain LLC’s interest in the plant was subject to an auction process and on October 28, 2003, the bankruptcy court approved the sale of NRG McClain LLC’s interest in the plant to the Company. Several parties have filed interventions at the FERC opposing the Company’s application under Section 203 of the Federal Power Act to acquire NRG McClain’s interest in the power plant or, alternatively, requesting the FERC to delay approving such acquisition. The Company believes that its application meets the standards under Section 203 set forth by the FERC and that its application will be approved in the near future.

        Following the acquisition, the Company expects to operate the plant in accordance with a joint ownership and operating agreement with the OMPA that is in the process of being negotiated. Under this agreement, the Company would operate the facility, and the Company and the OMPA would be entitled to the net available output of the plant based on their respective ownership percentages. All fixed and variable costs would be shared in proportion to the respective ownership interests. The Company expects to utilize its portion of the output, 400 MWs, to serve its native load. As indicated above, the Company filed with the OCC on October 31, 2003, a request to increase its rates to its Oklahoma customers to recover, among other things, its investment in, and the operating expenses of, the McClain Plant. As provided in its most recent rate settlement with the OCC, pending approval of the request to increase base rates to recover the investment in the plant, the Company will have the right to accrue a regulatory asset, for a period not to exceed 12 months subsequent to the acquisition, consisting of the non-fuel operation and maintenance expenses, depreciation, cost of debt associated with the investment and ad valorem taxes. Upon approval by the OCC of the Company’s request, all prudently incurred costs accrued through the regulatory asset within the 12-month period will be included in the Company’s prospective cost of service.

        As part of its most recent rate settlement with the OCC, the Company undertook to acquire electric generating capacity of not less than 400 MWs. The acquisition of a 77 percent interest in the McClain Plant would constitute an acquisition of such generation under the recent OCC settlement order. The Company expects this new generation will provide savings, over a three-year period, in excess of $75.0 million to its Oklahoma customers. These savings will be derived from: (i) the avoidance of purchase power contracts otherwise needed; (ii) replacing an above market cogeneration contract with PowerSmith Cogeneration Project, L.P. (“PowerSmith”) when it can be terminated at the end of August 2004; and (iii) fuel savings associated with operating efficiencies of the new plant. These savings, while providing real savings to Oklahoma customers are not expected to affect the profitability of the Company because the Company’s rates would not need to be reduced to accomplish these savings. PowerSmith has filed an application with the OCC seeking to compel the Company to continue purchasing power from PowerSmith’s qualified cogeneration facility under the Public Utility Regulatory Policies Act of 1978 at a price that would include an avoided capacity charge equal to the lesser of (i) the rate currently specified in the power purchase agreement between the Company and PowerSmith or (ii) the avoided cost of the McClain Plant. The Company does not believe that this matter should be heard at the OCC at this time and that the avoided cost requested by PowerSmith is too high. To the extent PowerSmith ultimately were successful, it would reduce the Company’s ability to realize the targeted $75 million of savings to its Oklahoma customers over a three-year period.

        As indicated above, the decision of the Company with respect to the purchase of this new generation will be subject to a review by the OCC as a part of a general rate case for the purpose of determining the level of just and reasonable costs associated with the new generation to be included in customers’ rates. The OCC’s review is expected to include, but not be limited to, an analysis and review of the alternatives to purchasing the new generation, the amount paid for such new generation and the level of capacity purchases. The Company will provide monthly reports, for a period of 36 months after the acquisition, to the OCC Staff, documenting and providing proof of savings experienced by the Company’s customers. In the event the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will have an obligation to credit its Oklahoma customers any unrealized savings below $75.0 million as determined at the end of the 36-month period, which shall be no later than December 31, 2006.

        In the event the Company does not acquire the new generation by December 31, 2003, the settlement order requires the Company to credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the new generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. However, if the Company purchases the new generation subsequent to January 1, 2004, the credit to Oklahoma customers will terminate in the first month that the new generation begins initial operations and any previously-credited amounts to Oklahoma customers will be deducted in the determination of the $75.0 million targeted savings.

        The Company expects to fund the acquisition with a combination of a capital contribution from Energy Corp., funded in part by Energy Corp.’s recent equity issuance, and the issuance of long-term debt.

Security Enhancements

        On August 14, 2002, the Company filed a report with the OCC outlining proposed expenditures and related actions for security enhancement. Attempting to make security investments at the proper level, the Company has developed a set of guidelines intended to minimize long-term or widespread outages, minimize the impact on critical national defense and related customers, maximize the ability to respond to and recover from an attack, minimize the financial impact on the Company that might be caused by an attack and accomplish these efforts with minimal impact on ratepayers. The OCC Staff retained a security expert to review the report filed by the Company. Thereafter, on October 17, 2003, the OCC issued a notice of inquiry seeking comments from the regulated industry for the establishment of guidelines for the protection of critical infrastructure and key assets.  The Company currently expects that hearings will be held in early 2004.

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

Arkansas

        In April 1999, Arkansas passed a law (the “Restructuring Law”) calling for restructuring of the electric utility industry at the retail level. The Restructuring Law initially targeted customer choice of electricity providers by January 1, 2002. In February 2001, the Restructuring Law was amended to delay the start date of customer choice of electric providers in Arkansas until October 1, 2003, with the APSC having discretion to further delay implementation to October 1, 2005. In March 2003, the Restructuring Law was repealed. As part of the repeal legislation, electric public utilities are permitted to recover transition costs. The Company incurred approximately $2.4 million in transition costs necessary to carry out its responsibilities associated with efforts to implement retail open access. The Company’s request to recover these costs is currently being processed by the APSC. The APSC is expected to schedule a hearing early in 2004.

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

Company Strategy

        In early 2002, Energy Corp. completed a review of its business strategy that was largely driven by the anticipated deregulation of the retail electric markets in Oklahoma and Arkansas. Due to a variety of factors, including efforts to repeal the Oklahoma Electric Restructuring Act of 1997 and the recent repeal of the Restructuring Law in Arkansas, the Company and Energy Corp. do not anticipate that deregulation of the electricity markets in Oklahoma or Arkansas will occur in the foreseeable future. The strategic direction of the Company and Energy Corp. have been revised to reflect these developments. As a result, Energy Corp. expects potentially slower earnings growth than associated with deregulation but with less variability of those earnings.

        Energy Corp.’s revised business strategy will utilize the diversified asset position of the Company and Enogex Inc. and subsidiaries (“Enogex”) to provide energy products and services to customers primarily in the south central United States. Energy Corp. will focus on those products and services with limited or manageable commodity exposure. Energy Corp. intends for the Company to continue as an integrated utility engaged in the generation, transmission and the distribution of electricity and to represent over time approximately 70 percent of Energy Corp.’s consolidated assets. The remainder of Energy Corp.’s consolidated assets will be in Enogex’s pipeline businesses. In addition to the incremental growth opportunities that Enogex provides, Energy Corp. believes that Enogex’s risk management capabilities, commercial skills and market information provide value to all of its businesses. Federal regulation in regard to the operations of the wholesale power market may change with the proposed Standard Market Design initiative at the FERC. In addition, Oklahoma and Arkansas legislatures and utility commissions may propose changes from time to time that could subject utilities to market risk. Accordingly, Energy Corp. is applying risk management practices to all of its operations in an effort to mitigate the potential adverse effect of any future regulatory changes.

        In the near term, the Company plans on increasing its investment and growing earnings largely through the acquisition of a merchant power plant. As discussed in more detail below, on

August 18, 2003, the Company signed an asset purchase agreement to acquire NRG McClain LLC’s 77 percent interest in the 520 MW NRG McClain Station (the "McClain Plant"). The Company has filed with the OCC to increase base rates to recover its investment in, and operating expenses of, this power plant and expects that customers should realize overall lower rates. The Company expects that the lower rates will be realized due to fuel savings from the increased efficiency of this new plant, elimination of an existing qualified cogeneration and small power production producers’ contract (“QF contract”) pursuant to which the Company currently acquires a portion of the power it delivers to its customers and termination of a purchased power contract.

        The Company will continue to review all of the supply alternatives to replace expiring QF contracts that minimize the total cost of generation to our customers. Unless extended by the Company, 540 MWs of QF contracts will expire over the next one to five years. Accordingly, the Company will continue to explore opportunities to build or buy power plants in order to serve its native load. As a result of the high volatility of natural gas prices and the increase in projected natural gas prices, the Company will include the feasibility of constructing additional base load coal-fired units in its build options.

Forward-Looking Statements

        Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the discussion in “Outlook”, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit, actions of ratings agencies and their impact on capital expenditures; the Company’s ability to obtain financing on favorable terms; prices of electricity, natural gas and natural gas liquids, each on a stand-alone basis and in relation to each other; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; state and federal legislative and regulatory decisions and initiatives; changes in accounting standards, rules or guidelines; creditworthiness of suppliers, customers, and other contractual parties; completion of the pending acquisition of a power plant; and the other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission, including Exhibit 99.01 to the Company’s Form 10-K for the year ended December 31, 2002.

Overview

General

        The following discussion and analysis presents factors which affected the Company’s results of operations for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 and the Company’s financial position at September 30, 2003. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto and the Company’s Form 10-K for the year ended December 31, 2002. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Operating Results

        The Company reported net income of approximately $95.1 million and approximately $98.4 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in net income was primarily attributable to lower electric rates due to the January 2003 rate reduction and lower recoveries of fuel costs from Arkansas customers partially offset by stronger weather-related demand and customer growth in the Company’s service territory.

        The Company reported net income of approximately $119.7 million and approximately $127.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net income was primarily attributable to the lower electric rates due to the January 2003 rate reduction and higher operating and maintenance expenses partially offset by stronger weather-related demand and customer growth in the Company’s service territory.

Regulatory Considerations

        On October 11, 2002, the Company, the OCC Staff, the Oklahoma Attorney General and other interested parties agreed to a settlement (the “Settlement Agreement”) of the Company’s rate case. The administrative law judge subsequently recommended approval of the Settlement Agreement and on November 22, 2002, the OCC signed a rate order containing the provisions of the Settlement Agreement. The Settlement Agreement provides for, among other items: (i) a $25.0 million annual reduction in the electric rates of the Company’s Oklahoma customers which went into effect January 6, 2003; (ii) recovery by the Company, through rate base, of the capital expenditures associated with the January 2002 ice storm; (iii) recovery by the Company, over three years, of the $5.4 million in deferred operating costs, associated with the January 2002 ice storm, through the Company’s rider for sales to other utilities and power marketers (“off-system sales”); (iv) the Company to acquire electric generating capacity (“New Generation”) of not less than 400 MWs to be integrated into the Company’s generation system.

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

        On September 15, 2003, the Company filed with the OCC a notice of intent to seek an annual increase in its rates to its Oklahoma customers of more than one percent. The notice lists the following, among others, as major issues to be addressed in its application: (i) the acquisition of a generation facility in accordance with the Settlement Agreement; (ii) increased capital expenditures for efficiency improvements and reliability enhancements to ensure fuel costs are minimized, and (iii) increased pension, medical and insurance costs. On October 31, 2003, the Company filed a request with the OCC to increase its rates by approximately $91 million annually. The increase is intended to pay for its acquisition of the McClain Plant, allow for investment in electric system reliability and address rising business costs. The rate plan would reduce rates for schools and more than 80,000 small businesses and non-profit organizations.

Pending Acquisition of Power Plant

        On August 18, 2003, the Company signed an asset purchase agreement to acquire NRG McClain LLC’s 77 percent interest in the 520 MW McClain Plant. The acquisition of this interest in the McClain Plant would constitute an acquisition of new generation under the OCC settlement order discussed above. The purchase price for the interest in the plant is approximately $159.9 million, subject to adjustment for prepaid gas and property taxes. The McClain Plant includes gas-fired combined cycle combustion turbine units and is located near Newcastle, Oklahoma in McClain County, Oklahoma. The McClain Plant began operating in 2001. The owner of the remaining 23 percent in the McClain Plant is the Oklahoma Municipal Power Authority (“OMPA”).

        Closing is subject to customary conditions including receipt of regulatory approval by the FERC. The asset purchase agreement provides that, unless extended, either party has the right to terminate the contract if the closing does not occur on or before December 1, 2003. Because the current owner of the McClain Plant has filed for bankruptcy protection, the acquisition also is subject to approval by the bankruptcy court. As part of the bankruptcy approval process, NRG McClain LLC’s interest in the plant was subject to an auction process and on October 28, 2003, the bankruptcy court approved the sale of NRG McClain LLC’s interest in the plant to the Company. Several parties have filed interventions at the FERC opposing the Company’s application under Section 203 of the Federal Power Act to acquire NRG McClain’s interest in the power plant or, alternatively, requesting the FERC to delay approving such acquisition. The Company believes that its application meets the standards under Section 203 set forth by the FERC and that its application will be approved in the near future.

        Following the acquisition, the Company expects to operate the plant in accordance with a joint ownership and operating agreement with the OMPA that is in the process of being negotiated. Under this agreement, the Company would operate the facility, and the Company and the OMPA would be entitled to the net available output of the plant based on their respective ownership percentages. All fixed and variable costs would be shared in proportion to the respective ownership interests. The Company expects to utilize its portion of the output, 400 MWs, to serve its native load. As indicated above, the Company filed with the OCC on October 31, 2003, a request to increase its rates to its Oklahoma customers to recover, among other things, its investment in, and the operating expenses of, the McClain Plant. As provided in its most recent rate settlement with the OCC, pending approval of the request to increase base rates to recover, among other things, the investment in the plant, the Company will have the right to accrue a regulatory asset, for a period not to exceed 12 months subsequent to the acquisition, consisting of the non-fuel operation and maintenance expenses, depreciation, cost of debt associated with the investment and ad valorem taxes. Upon approval by the OCC of the Company’s request, all prudently incurred costs accrued through the regulatory asset within the 12-month period will be included in the Company’s prospective cost of service. See “Electric Competition; Regulation” for a further discussion.

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

Outlook

        The Company expects net income of between $112 million and $118 million for 2003. For 2004, the financial performance of the Company will depend on regulatory relief. Absent any rate relief, earnings for the Company would be expected to be between $109 million and $113 million.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2003		2002		2003		2002
Operating income	$160.	8	$170.	2	$218.	2	$232.	8
Net income	$95.	1	$98.	4	$119.	7	$127.	7

        In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income. Operating income was approximately $160.8 million and $170.2 million for the three months ended September 30, 2003 and 2002, respectively. Operating income was approximately $218.2 million and $232.8 million for the nine months ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Operating revenues	$540.3	$488.9	$1,230.9	$1,103.2
Fuel	181.9	140.4	448.8	338.2
Purchased power	84.2	66.9	218.2	196.0

Gross margin on revenues	274.2	281.6	563.9	569.0
Other operating expenses	113.4	111.4	345.7	336.2

Operating income	$160.8	$170.2	$218.2	$232.8

System sales - MWH (A)	7.6	7.5	19.3	19.1
Off-system sales - MWH	---	0.1	0.1	0.2

Total sales - MWH	7.6	7.6	19.4	19.3

(A) Megawatt-hour

Quarter ended September 30, 2003 compared to quarter ended September 30, 2002

        The Company’s operating income for the three months ended September 30, 2003 decreased approximately $9.4 million or 5.5 percent as compared to the same period in 2002. The decrease in operating income was primarily attributable to lower electric rates due to the January 2003 rate reduction and lower recoveries of fuel costs from Arkansas customers partially offset by stronger weather-related demand and customer growth in the Company’s service territory.

        The gross margin, which is operating revenues less cost of goods sold, was approximately $274.2 million for the three months ended September 30, 2003 as compared to approximately $281.6 million during the same period in 2002, a decrease of approximately $7.4 million or 2.6 percent. The gross margin decreased due to lower electric rates resulting from the Company’s rate reduction, which went into effect on January 6, 2003 (approximately $7.4 million), lower recoveries of fuel costs from Arkansas customers through that state’s automatic fuel adjustment clause (approximately $5.6 million) and lower off-system sales (approximately $0.5 million). Partially offsetting the decrease in gross margin was an increase of approximately $4.1 million due to stronger weather-related demand in the Company’s service territory and an increase of approximately $2.1 million due to customer growth.

        Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $181.9 million for the three months ended September 30, 2003 as compared to approximately $140.4 million during the same period in 2002, an increase of approximately $41.5 million or 29.6 percent. The increase was due primarily to an increase in the average cost of fuel per kilowatt-hour (“kwh”) due to higher natural gas prices. Purchased power costs were approximately $84.2 million for the three months ended September 30, 2003 as compared to approximately $66.9 million during the same period in 2002, an increase of approximately $17.3 million or 25.9 percent. The increase was due to approximately a 51.6 percent increase in the volume of energy purchased primarily due to economic purchases.

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

        Other operating expenses, consisting of operating and maintenance expense, depreciation expense and taxes other than income, were approximately $113.4 million for the three months ended September 30, 2003 as compared to approximately $111.4 million during the same period in 2002, an increase of approximately $2.0 million or 1.8 percent. This increase was primarily due to an increase of approximately $3.3 million in pension and benefit expenses and an increase of approximately $1.9 million in miscellaneous other items. These increases were partially offset by a decrease of approximately $1.6 million in uncollectibles expense and a decrease of approximately $1.4 million in outside services.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

        The Company’s operating income for the nine months ended September 30, 2003 decreased approximately $14.6 million or 6.3 percent as compared to the same period in 2002. The decrease in operating income was primarily attributable to lower electric rates due to the January 2003 rate reduction and higher operating and maintenance expenses partially offset by stronger weather-related demand and customer growth in the Company’s service territory.

        The gross margin was approximately $563.9 million for the nine months ended September 30, 2003 as compared to approximately $569.0 million during the same period in 2002, a decrease of approximately $5.1 million or 0.9 percent. Gross margin decreased for the nine months ended September 30, 2003 due to lower electric rates resulting from the Company’s rate reduction (approximately $17.5 million), a decrease of approximately $2.4 million due to the loss of revenue associated with various rate riders and lower off-system sales of approximately $1.3 million. Partially offsetting the decrease in gross margin was an increase of approximately $14.1 million due to customer growth, the loss of revenue in January 2002, associated with the interruption of service to our customers as a result of the severe January 2002 ice storm (approximately $1.5 million) and approximately a $0.8 million increase due to stronger weather-related demand in the Company’s service territory.

        Fuel expense was approximately $448.8 million for the nine months ended September 30, 2003 as compared to approximately $338.2 million during the same period in 2002, an increase of approximately $110.6 million or 32.7 percent. The increase was due primarily to an increase in the average cost of fuel per kwh due to higher natural gas prices. Purchased power costs were approximately $218.2 million for the nine months ended September 30, 2003 as compared to approximately $196.0 million during the same period in 2002, an increase of approximately

$22.2 million or 11.3 percent. The increase was primarily due to approximately a 27.7 percent increase in the volume of energy purchased primarily due to economic purchases.

        Other operating expenses, consisting of operating and maintenance expense, depreciation expense and taxes other than income, were approximately $345.7 million for the nine months ended September 30, 2003 as compared to approximately $336.2 million during the same period in 2002, an increase of approximately $9.5 million or 2.8 percent. The increase was primarily due to approximately a $9.2 million increase in operating and maintenance expenses. This increase was primarily due to approximately $5.4 million of costs incurred during the first quarter of 2002 in connection with the severe January 2002 ice storm being reported as a regulatory asset. These 2002 expenditures, incurred by field service personnel, would normally have been charged to maintenance expenses in 2002. Also contributing to the increase in operating and maintenance expenses was an increase of approximately $1.7 million in outside services. Pension and benefit expenses increased approximately $6.8 million for the nine months ended September 30, 2003 as compared to the same period in 2002 due to the general upward trend in these costs. These increases were partially offset by lower levels of uncollectibles expense of approximately $4.5 million.

Net Interest Expense

        Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $9.5 million for the three months ended September 30, 2003 as compared to approximately $10.2 million during the same period in 2002, a decrease of approximately $0.7 million or 6.9 percent. This decrease was primarily due to a decrease in variable rate debt interest of approximately $0.3 million and a decrease of approximately $0.2 million related to lower interest rates on outstanding debt achieved from entering into an interest rate swap agreement.

Income Tax Expense

        Income tax expense was approximately $55.3 million for the three months ended September 30, 2003 as compared to approximately $61.0 million during the same period in 2002, a decrease of approximately $5.7 million or 9.3 percent. The decrease was primarily due to lower pre-tax income for the three months ended September 30, 2003 as compared to the same period in 2002. In addition, there was a decrease in taxes arising from permanent differences for the three months ended September 30, 2003 as compared to the same period in 2002.

        Income tax expense was approximately $67.4 million for the nine months ended September 30, 2003 as compared to approximately $74.1 million during the same period in 2002, a decrease of approximately $6.7 million or 9.0 percent. This decrease was primarily due to lower pre-tax income for the nine months ended September 30, 2003 as compared to the same period in 2002. In addition, there was a decrease in taxes arising from permanent differences for the nine months ended September 30, 2003 as compared to the same period in 2002.

Financial Condition

        The balance of Accounts Receivable – Customers, Net was approximately $194.5 million and $97.7 million at September 30, 2003 and December 31, 2002, respectively, an increase of approximately $96.8 million or 99.1 percent. The increase was primarily due to an increase in the fuel costs for September 2003 as compared to December 2002 and stronger weather-related demand partially offset by the rate reduction ordered in November 2002.

        The balance of Accrued Unbilled Revenues was approximately $58.9 million and $28.2 million at September 30, 2003 and December 31, 2002, respectively, an increase of approximately $30.7 million or 108.9 percent. The increase was primarily due to higher fuel costs, higher seasonal electric rates and increased usage due to stronger weather-related demand during September 2003 as compared to December 2002.

        The balance of Prepaid Benefit Obligation was approximately $45.2 million and $29.6 million at September 30, 2003 and December 31, 2002, respectively, an increase of approximately $15.6 million or 52.7 percent. The increase was due to the pension plan funding during the third quarter of 2003 partially offset by a decrease due to pension accruals being credited to the prepaid benefit obligation.

        The balance of Accounts Payable — Affiliates was approximately $139.2 million and $26.1 million at September 30, 2003 and December 31, 2002, respectively, an increase of approximately $113.1 million. The increase was due to the funding of the pension plan, a dividend payment to Energy Corp. and a net increase due to income tax accruals and payments during the third quarter.

        The balance of Advances from Parent was approximately $9.1 million and $101.1 million at September 30, 2003 and December 31, 2002, respectively, a decrease of approximately $92.0 million or 91.0 percent. The decrease was primarily due to payment of ad valorem taxes, bond interest, gas purchases and higher cash received during the third quarter as these are the Company’s peak months to earn revenue.

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

Income Taxes

        In connection with the filing in the third quarter of 2003 of Energy Corp.’s consolidated income tax returns for 2002, Energy Corp. elected to change its tax method of accounting related to the capitalization of costs for self-constructed assets to another method prescribed in the Treasury regulations. The accounting method change is for income tax purposes only. For financial accounting purposes, the only change would be recognition of the impact of the cash flow generated by accelerating income tax deductions. This would be reflected in the financial statements as a switch from current income taxes payable to deferred income taxes payable. This tax accounting method change resulted in a one-time catch-up deduction for costs previously capitalized under the prior method, resulting in a consolidated tax net operating loss for 2002.  This tax net operating loss eliminated Energy Corp.’s current federal and state income tax liability for 2002 and all estimated payments made for 2002 have been or will be refunded.

Interest Rate Swap Agreement

        At September 30, 2003 and December 31, 2002, the Company had one outstanding interest rate swap agreement, effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. This interest rate swap qualified as a fair value hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards.

        At September 30, 2003 and December 31, 2002, the fair value pursuant to the interest rate swap was approximately $6.7 million and $7.5 million, respectively, and was included in non-current Price Risk Management assets in the accompanying Condensed Balance Sheets. A corresponding net increase of approximately $6.7 million and $7.5 million was reflected in Long-Term Debt at September 30, 2003 and December 31, 2002, respectively, as this fair value hedge was effective at September 30, 2003 and December 31, 2002.

Future Capital Requirements

        The Company’s current 2003 to 2005 construction program includes the purchase of an additional power plant as discussed below; however, the Company will continue to review all of the supply alternatives to replace expiring QF contracts that minimize the total cost of generation to our customers. Unless extended by the Company, 540 MWs of QF contracts will expire over the next one to five years. Accordingly, the Company will continue to explore opportunities to build or buy power plants in order to serve its native load. As a result of the high volatility of natural gas prices and the increase in projected natural gas prices, the Company will include the feasibility of constructing additional base load coal-fired units in its build options.

        On August 18, 2003, the Company signed an asset purchase agreement to acquire NRG McClain LLC’s 77 percent interest in the 520 MW McClain Plant. The purchase price for the interest in the plant is approximately $159.9 million, subject to adjustment for prepaid gas and property taxes. Closing is subject to numerous conditions. See “Overview – Pending Acquisition of Power Plant.” If approval is received, funding for the acquisition is to be provided by a capital contribution by Energy Corp., utilizing the proceeds received from an equity offering in the third quarter of 2003, and a debt issuance by the Company. To reliably meet the increased electricity needs of the Company’s customers during the foreseeable future, the Company will continue to invest to maintain the integrity of the delivery system. Approximately $4.9 million of the Company’s capital expenditures budgeted for 2003 are to comply with environmental laws and regulations.

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

Future Sources of Financing

General

        Apart from the funds required to purchase the McClain Plant discussed above, management expects that internally generated funds will be adequate over the next three years to meet other anticipated capital expenditures, operating needs, payment of dividends and maturities of long-term debt. The Company plans to issue debt in the fourth quarter of 2003 to fund a portion of the purchase of the electric generating plant.

Short-Term Debt

        Short-term borrowings from Energy Corp. generally are used to meet working capital requirements. As indicated below, the Company also has in place a $100 million line of credit with a bank. The following table shows Energy Corp.’s and the Company’s lines of credit in place at October 31, 2003. Energy Corp.’s short-term borrowings will consist of a combination of bank borrowings and commercial paper.

Lines of Credit (In millions)
Entity	Amount	Maturity
Energy Corp. (A)	$ 200.0	January 8, 2004
	100.0	January 15, 2004
	15.0	April 6, 2004
The Company	100.0	June 26, 2004
Total	$ 415.0
(A) The lines of credit at Energy Corp. are used to back up its commercial paper borrowings. There were no commercial paper borrowings outstanding at October 31, 2003. No borrowings were outstanding at October 31, 2003 under any of the lines of credit shown above; however, $8.0 million of the $15.0 million line of credit above is supported by an Energy Corp. letter of credit.

        Energy Corp.‘s ability to access the commercial paper market could be adversely impacted by a commercial paper ratings downgrade. The lines of credit contain ratings triggers that require annual fees and borrowing rates to increase if Energy Corp. suffers an adverse ratings impact. The impact of additional downgrades of Energy Corp.‘s rating would result in an increase in the cost of short-term borrowings of approximately five to 20 basis points, but would not result in any defaults or accelerations as a result of the ratings triggers.

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

        On February 5, 2003, Moody’s lowered the credit ratings of the Company’s senior unsecured debt to A2 from A1. The outlook for the Company is stable. Moody’s cited the diminished credit profile of the Company with the Company having competitive generation and stable cash flow but with regulatory risk associated with the acquisition of at least 400 MWs of new generation. The Company may experience somewhat higher borrowing costs but does not expect the actions by Moody’s to have a significant impact on the Company’s financial position or results of operations.

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

        The Company reads its customers’ meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers’ electricity consumption that has not been billed at the end of each month. Unbilled revenue is presented in Accrued Unbilled Revenues on the Condensed Balance Sheets and in Operating Revenues on the Condensed Statements of Income based on estimates of usage and prices during the period. At September 30, 2003 and December 31, 2002, Accrued Unbilled Revenues were approximately $58.9 million and $28.2 million, respectively. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

        All customer balances are written off if not collected within six months after the account is finalized. The allowance for uncollectible accounts receivable is calculated by multiplying the last six months of electric revenue by the provision rate. The provision rate is based on a 12-month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Condensed Balance Sheets and is included in Other Operation and Maintenance Expense on the Condensed Statements of Income. The allowance for uncollectible accounts receivable was approximately $2.6 million and $4.7 million at September 30, 2003 and December 31, 2002, respectively.

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

        SFAS No. 143 also requires that, if the conditions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” are met, a regulatory asset or liability should be recorded to recognize differences between asset retirement costs recorded under SFAS No. 143 and legal or other asset retirement costs recognized for ratemaking purposes. Upon adoption of SFAS No. 143, the Company was required to quantify the amount of asset retirement costs previously recovered from ratepayers and reclassify those differences as regulatory assets or liabilities. At December 31, 2002, approximately $109.3 million had been previously recovered from ratepayers and recorded as a liability in Accumulated Depreciation related to estimated asset retirement obligations. This balance was reclassified as a regulatory liability on the December 31, 2002 Condensed Balance Sheet. At September 30, 2003, the regulatory liability for accrued removal obligations, net was approximately $113.9 million.

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

        In October 2003, the FASB issued Interpretation No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” in which the FASB agreed to defer, for public companies, the required effective dates to implement Interpretation No. 46 for interests held in a variable interest entity (“VIE”) or potential VIE that was created before February 1, 2003. For calendar year-end public companies, the deferral effectively moves the required effective date from the third quarter to the fourth quarter of 2003.

        As a result of Interpretation No. 46-6, a public entity need not apply the provisions of Interpretation No. 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003, if the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with Interpretation No. 46, other than in the disclosures required by Interpretation No. 46. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company will adopt this new interpretation effective December 31, 2003 and the adoption of this new interpretation is not expected to have a material impact on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying hedged risk to conform to language used in Interpretation No. 45 and amends certain other existing pronouncements. This statement, the provisions of which are to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted this new standard effective July 1, 2003 and the adoption of this new standard did not have a material impact on its financial position or results of operations.

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

Pending Acquisition of Power Plant

        As part of its most recent rate settlement with the OCC, the Company undertook to acquire electric generating capacity of not less than 400 MWs. The acquisition of a 77 percent interest in the McClain Plant discussed above would constitute an acquisition of such generation under the recent OCC settlement order. The Company expects this new generation will provide savings, over a three-year period, in excess of $75.0 million to its Oklahoma customers. These savings will be derived from: (i) the avoidance of purchase power contracts otherwise needed; (ii) replacing an above market cogeneration contract with PowerSmith Cogeneration Project, L.P. (“PowerSmith”) when it can be terminated at the end of August 2004; and (iii) fuel savings associated with operating efficiencies of the new plant. These savings, while providing real savings to Oklahoma customers are not expected to affect the profitability of the Company because the Company’s rates would not need to be reduced to accomplish these savings. PowerSmith has filed an application with the OCC seeking to compel the Company to continue purchasing power from PowerSmith’s qualified cogeneration facility under the Public Utility Regulatory Policies Act of 1978 at a price that would include an avoided capacity charge equal to the lesser of (i) the rate currently specified in the power purchase agreement between the Company and PowerSmith or (ii) the avoided cost of the McClain Plant. The Company does not believe that this matter should be heard at the OCC at this time and that the avoided cost requested by PowerSmith is too high. To the extent PowerSmith ultimately were successful, it would reduce the Company’s ability to realize the targeted $75 million of savings to its Oklahoma customers over a three-year period.

        The decision of the Company with respect to the purchase of this new generation will be subject to a review by the OCC as a part of its general rate case filed October 31, 2003 for the purpose of determining the level of just and reasonable costs associated with the new generation to be included in customers’ rates. The OCC’s review is expected to include, but not be limited to, an analysis and review of the alternatives to purchasing the new generation, the amount paid for such new generation and the level of capacity purchases. The Company will provide monthly reports, for a period of 36 months after the acquisition, to the OCC Staff, documenting and providing proof of savings experienced by the Company’s customers. In the event the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will have an obligation to credit its Oklahoma customers any unrealized savings below $75.0 million as determined at the end of the 36-month period, which shall be no later than December 31, 2006.

        In the event the Company does not acquire the new generation by December 31, 2003, the settlement order requires the Company to credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the new generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. However, if the Company purchases the new generation subsequent to January 1, 2004, the credit to Oklahoma customers will terminate in the first month that the new generation begins initial operations and any previously-credited amounts to Oklahoma customers will be deducted in the determination of the $75.0 million targeted savings.

Commitments and Contingencies

        Except as set forth below, the circumstances set forth in Note 9 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2002 and in the Notes to the Company’s Condensed Financial Statements included in its Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Pending Acquisition of Power Plant

        On August 18, 2003, the Company signed an asset purchase agreement to acquire NRG McClain LLC’s 77 percent interest in the McClain Plant. The acquisition of this interest in the McClain Plant would constitute an acquisition of new generation under the recent OCC settlement order. The purchase price for the interest in the plant is approximately $159.9 million, subject to adjustment for prepaid gas and property taxes. See “Overview – Pending Acquisition of Power Plant” for a further discussion.

Other

        In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s condensed financial statements. Management, after consultation with legal counsel, does not anticipate that liabilities arising out of other currently pending or threatened lawsuits and claims will have a material adverse effect on the Company’s financial position, results of operations or cash flows. This assessment of currently pending or threatened lawsuits is subject to change.

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

        No change in the Company’s internal control over financial reporting has occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2002 and to Part II, Item 1 of the Company’s Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings, except as set forth below.

Natural Gas Measurement Cases

        Will Price (Price I).  On September 24, 1999, the Company and Energy Corp. were served with a class action petition filed in the District Court of Stevens County, Kansas by Quinque Operating Company and other named plaintiffs, alleging mismeasurement of natural gas on non-federal lands (Price I). The court entered an order denying class certification on April 10, 2003.

        Plaintiffs filed a motion requesting permission to file an amended petition on May 12, 2003, and the court granted such motion on July 28, 2003. In this amended petition, Enogex Inc. and the Company were omitted from the case with two subsidiaries of Enogex remaining as defendants. The Plaintiffs’ amended petition reduces the claims to: (1) mismeasurement of volume only; (2) conspiracy, unjust enrichment and accounting; (3) a putative Plaintiffs’ class of only royalty owners; and (4) gas measured in three specific states.

        Energy Corp. intends to vigorously defend this action. Since the case is in the early stages of motions and discovery, Energy Corp. is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description

2.01	Asset Purchase Agreement, dated as of August 18,
2003 by the between the Company and NRG
McClain LLC (filed as Exhibit 2.01 to the
Company's Form 8-K (file no. 1-1097) filed on August
20, 2003 and incorporated herein by reference).

	31.01	Certifications Pursuant to Rule 13a-15(e)/15d-15(e) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on July 2, 2003 to report its decision to move its request for a general rate change to later in 2003.

        The Company filed a Current Report on Form 8-K on August 6, 2003 to report its results of operations and financial condition for the second quarter of 2003.

        The Company filed a Current Report on Form 8-K on August 20, 2003 to report that it signed an asset purchase agreement to acquire a 77 percent interest in the NRG McClain Station.

        The Company filed a Current Report on Form 8-K on September 16, 2003 to report that it filed with the Oklahoma Corporation Commission ("OCC") a notice of intent to seek an annual increase in its rates to its Oklahoma customers of more than one percent.

        The Company filed a Current Report on Form 8-K on October 31, 2003 to report that it filed a request with the OCC to increase its rates by approximately $91 million annually.

        The Company filed a Current Report on Form 8-K on November 12, 2003 to report its results of operations and financial condition for the third quarter of 2003.

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

November 12, 2003

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

Date: November 12, 2003

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

Date: November 12, 2003

/s/	James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 12, 2003

/s/	Steven E. Moore
Steven E. Moore Chairman of the Board, President and Chief Executive Officer

/s/	James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer