Form 10-Q
period 2004-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2004-08-04
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to_____

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
Yes      No  X

          As of July 31, 2004, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6.4	$4.0
Accounts receivable - customers, less reserve of $1.9 and $2.6, respectively	107.9	123.1
Accounts receivable - other	8.8	9.9
Advances to parent	-	--	51.8
Accrued unbilled revenues	66.2	38.0
Fuel inventories, at LIFO cost	66.4	60.0
Materials and supplies, at average cost	44.4	41.4
Accumulated deferred tax assets	6.1	6.8
Fuel clause under recoveries	9.3	4.0
Other	2.6	6.2

Total current assets	318.1	345.2

OTHER PROPERTY AND INVESTMENTS, at cost	5.0	5.6

PROPERTY, PLANT AND EQUIPMENT
In service	4,265.2	4,210.8
Construction work in progress	73.0	44.6
Other	1.0	1.0

Total property, plant and equipment	4,339.2	4,256.4
Less accumulated depreciation	2,038.8	2,006.0

Net property, plant and equipment	2,300.4	2,250.4

DEFERRED CHARGES AND OTHER ASSETS
Recoverable take or pay gas charges	32.5	32.5
Income taxes recoverable from customers, net	31.2	31.6
Intangible asset - unamortized prior service cost	35.7	35.7
Prepaid benefit obligation	61.4	37.5
Price risk management	2.7	4.0
Other	37.4	32.7

Total deferred charges and other assets	200.9	174.0

TOTAL ASSETS	$2,824.4	$2,775.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	June 30, 2004	December 31, 2003

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Short term debt	$-	--	$50.0
Accounts payable - affiliates	91.1	40.9
Advances from parent	88.9	-	--
Accounts payable - other	71.2	57.7
Customers’ deposits	40.9	35.8
Accrued taxes	20.4	20.6
Accrued interest	12.7	12.8
Tax collections payable	9.9	7.9
Accrued vacation	11.7	11.6
Fuel clause over recoveries	-	--	32.4
Other	15.7	15.3

Total current liabilities	362.5	285.0

LONG-TERM DEBT	706.0	707.2

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	138.2	134.8
Accumulated deferred income taxes	531.2	535.9
Accumulated deferred investment tax credits	39.4	42.0
Accrued removal obligations, net	122.5	116.3
Provision for payments of take or pay gas	32.5	32.5
Other	-	--	1.6

Total deferred credits and other liabilities	863.8	863.1

STOCKHOLDER’S EQUITY
Common stockholder’s equity	512.4	512.4
Retained earnings	433.1	460.9
Accumulated other comprehensive loss, net of tax	(53.4)	(53.4)

Total stockholder’s equity	892.1	919.9

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,824.4	$2,775.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

OPERATING REVENUES	$411.5	$357.9	$715.8	$690.5

COST OF GOODS SOLD	243.2	186.9	426.4	400.9

Gross margin on revenues	168.3	171.0	289.4	289.6
Other operation and maintenance	71.5	74.9	143.0	146.8
Depreciation	30.3	29.1	62.2	61.7
Taxes other than income	11.8	11.7	24.5	23.7

OPERATING INCOME	54.7	55.3	59.7	57.4

OTHER INCOME (EXPENSE)
Other income	0.9	0.4	1.3	0.7
Other expense	(0.7)	(0.6)	(1.2)	(1.4)

Net other income (expense)	0.2	(0.2)	0.1	(0.7)

INTEREST INCOME (EXPENSE)
Interest income	-	--	-	--	0.2	-	--
Interest on long-term debt	(9.0)	(9.3)	(18.1)	(18.6)
Allowance for borrowed funds used during construction	0.2	0.1	0.3	0.4
Interest on short-term debt and other interest charges	(0.8)	(1.0)	(1.5)	(1.8)

Net interest expense	(9.6)	(10.2)	(19.1)	(20.0)

INCOME BEFORE TAXES	45.3	44.9	40.7	36.7

INCOME TAX EXPENSE	14.9	17.0	10.3	12.1

NET INCOME	$30.4	$27.9	$30.4	$24.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,
(In millions)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$30.4	$24.6
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	62.2	61.7
Deferred income taxes and investment tax credits, net	(5.8)	(8.9)
Other assets	(28.9)	12.8
Other liabilities	0.6	2.9
Change in certain current assets and liabilities
Accounts receivable - customers, net	15.2	(15.2)
Accounts receivable - other	1.1	1.4
Accrued unbilled revenues	(28.2)	(36.6)
Fuel, materials and supplies inventories	(9.4)	1.2
Fuel clause under recoveries	(5.3)	(23.6)
Other current assets	3.6	2.2
Accounts payable	13.5	(2.6)
Accounts payable - affiliates	50.2	43.9
Customers’ deposits	5.1	1.7
Accrued taxes	(0.2)	(0.3)
Accrued interest	(0.1)	-	--
Fuel clause over recoveries	(32.4)	-	--
Other current liabilities	2.5	3.4

Net Cash Provided from Operating Activities	74.1	68.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(104.4)	(74.2)

Net Cash Used in Investing Activities	(104.4)	(74.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt, net	90.7	57.6
Dividends paid on common stock	(58.0)	(52.3)

Net Cash Provided from Financing Activities	32.7	5.3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.4	(0.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4.0	0.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6.4	$-	--

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

        In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and 2003, and the results of its cash flows for the six months ended June 30, 2004 and 2003, have been included and are of a normal recurring nature.

        Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

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

        The following table is a summary of the Company’s regulatory assets and liabilities at:

June 30,	December 31,
(In millions)	2004	2003

Regulatory Assets
Recoverable take or pay gas charges	$32.5	$32.5
Income taxes recoverable from customers, net	31.2	31.6
Unamortized loss on reacquired debt	21.5	22.1
Fuel clause under recoveries	9.3	4.0
PowerSmith capacity payments	6.1	-	--
January 2002 ice storm	1.8	3.6
Miscellaneous	0.9	0.4

Total Regulatory Assets	$103.3	$94.2

Regulatory Liabilities
Accrued removal obligations, net	$122.5	$116.3
Fuel clause over recoveries	6.4	32.4
Estimated refund on FERC fuel	1.0	1.0

Total Regulatory Liabilities	$129.9	$149.7

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

        PowerSmith Cogeneration Project, L.P. (“PowerSmith”) capacity payments relate to customer savings of approximately $1.0 million per month that began in January 2004 to reflect the expiration of the PowerSmith contract in August 2004. These customer savings relate to the period from January to August 2004. This regulatory asset will be recovered from customers from September to December 2004 pursuant to filed tariffs.

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

Income Taxes

        The Company is a member of an affiliated group that files consolidated income tax returns. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Federal investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. Amortization of the federal investment tax credits was approximately $1.3 million for each of the three months ended June 30, 2004 and 2003 and was approximately $2.6 million for each of the six months ended June 30, 2004 and 2003 and are recorded as income tax benefits in the Condensed Statements of Income. During the three and six months ended June 30, 2004, respectively, the

Company recorded Oklahoma state tax credits of approximately $0.5 million and $2.2 million which are recorded as income tax benefits in the Condensed Statements of Income.

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

Related Party Transactions

        Energy Corp. allocated operating costs to the Company of approximately $23.0 million and $21.3 million during the three months ended June 30, 2004 and 2003, respectively, and allocated approximately $44.9 million and $42.3 million during the six months ended June 30, 2004 and 2003, respectively. Energy Corp. allocates operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. When more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the “Distragas” method. The Distragas method is a three-factor formula that uses an equal weighting of payroll, operating income and assets. The Company believes this method provides a reasonable basis for allocating common expenses.

        During the three months ended June 30, 2004 and 2003, the Company paid its affiliate Enogex Inc. and subsidiaries (“Enogex”) approximately $8.5 million and $8.4 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During the six months ended June 30, 2004 and 2003, the Company paid Enogex approximately $17.1 million and $16.5 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During the three months ended June 30, 2004 and 2003, the Company paid Enogex approximately $3.8 million and $2.8 million, respectively, for natural gas storage services. During the six months ended June 30, 2004 and 2003, the Company paid Enogex approximately $7.0 million and $4.7 million, respectively, for natural gas storage services. During the three months ended June 30, 2004 and 2003, the Company also recorded natural gas purchases from Enogex of approximately $19.3 million and $7.3 million, respectively. During the six months ended June 30, 2004 and 2003, the Company recorded natural gas purchases from Enogex of approximately $19.3 million and $19.0 million, respectively. Approximately $10.2 million was recorded at June 30, 2004 and is included in Accounts Payable – Affiliates in the

Condensed Balance Sheets for these activities. There were no amounts recorded for these activities at December 31, 2003.

        During the three months ended June 30, 2004 and 2003, the Company made no advances to Energy Corp. During the six months ended June 30, 2004, the Company recorded interest income of approximately $0.1 million from Energy Corp. for advances made by the Company to Energy Corp. The Company made no advances to Energy Corp. for the six months ended June 30, 2003.

        During the three months ended June 30, 2004 and 2003, the Company recorded interest expense of approximately $0.1 million and $0.5 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. During the six months ended June 30, 2004 and 2003, the Company recorded interest expense of approximately $0.1 million and $0.8 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

        During the three months ended June 30, 2004 and 2003, the Company paid approximately $29.1 million and $26.2 million, respectively, in dividends to Energy Corp. During the six months ended June 30, 2004 and 2003, the Company paid approximately $58.0 million and $52.3 million, respectively, in dividends to Energy Corp.

Reclassifications

        Certain prior year amounts have been reclassified on the Condensed Financial Statements to conform to the 2004 presentation.

2.    Price Risk Management Assets and Liabilities

        The Company periodically utilizes derivative contracts to reduce exposure to adverse interest rate fluctuations. During the three and six months ended June 30, 2004 and 2003, the Company’s use of price risk management instruments involved the use of an interest rate swap agreement. This agreement involved the exchange of fixed price or rate payments in exchange for floating price or rate payments over the life of the instrument without an exchange of the underlying principal amount.

        In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all of its derivative instruments as Price Risk Management assets or liabilities in the Balance Sheet at fair value with such amounts classified as current or long-term based on their anticipated settlement. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of Accumulated Other Comprehensive Income and recognized into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion of a derivative’s change in fair value is recognized currently in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and hedged item during the period of hedge designation. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transactions are no longer probable of occurring, hedge accounting will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. Any amounts recorded in Accumulated Other Comprehensive Income will remain in other comprehensive income until such time the forecasted transaction is deemed probable not to occur. The Company’s interest rate swap agreement has been designated as a fair value hedge and qualified for the shortcut method prescribed by SFAS No. 133. Under the shortcut method, the Company assumes that the hedged item’s change in fair value is exactly as much as the derivative’s change in fair value. See Note 6 for a description of the Company’s interest rate swap agreement.

3.    Accumulated Other Comprehensive Loss

        There were no items of other comprehensive income for the three and six months ended June 30, 2004 and 2003. Accumulated other comprehensive loss at both June 30, 2004 and December 31, 2003 is comprised of approximately a $53.4 million after tax loss ($87.1 million pre-tax) related to a minimum pension liability adjustment based on a review of the funded status of the pension plan by Energy Corp.’s actuarial consultants as of December 31, 2003. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter.

4.    Asset Disposals

        The Company sold land near its principal executive offices for approximately $0.9 million in the second quarter of 2004. The Company recognized approximately a $0.3 million pre-tax gain related to the sale of this asset, which is recorded in Other Income in the Condensed Statements of Income.

5.    Supplemental Cash Flow Information

        Non-cash financing activities for the six months ended June 30, 2004 and 2003 included approximately a $1.3 million decrease and a $1.7 million increase, respectively, related to the change in the fair value of long-term debt due to an interest rate swap agreement.

6.    Long-Term Debt

        At June 30, 2004, the Company is in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

        The Company’s 6.500 percent Senior Notes (“Senior Notes”) were repayable on July 15, 2004, at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to July 15, 2004. Only holders who submitted requests for repayment between May 15, 2004 and June 15, 2004 were entitled to such repayments. The Company and the Senior Note Trustee received no such requests for repayment of the Senior Notes.

        The Company has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions which allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which are redeemable at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT

Variable %	Garfield Industrial Authority, January 1, 2025	$47.0
Variable %	Muskogee Industrial Authority, January 1, 2025	32.4
Variable %	Muskogee Industrial Authority, June 1, 2027	56.0

Total (redeemable during next 12 months)		$135.4

        All of these Bonds are subject to tender at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the Bond by delivering an irrevocable notice to the tender agent stating the principal amount of the Bond, payment instructions for the purchase price and the business day the Bond is to be purchased. The repayment option may only be exercised by the holder of a Bond for the principal amount. A third party remarketing agent for the Bonds will attempt to remarket any Bonds tendered for purchase. If the remarketing agent is unable to remarket any such Bonds, the Company is obligated to repurchase such unremarketed Bonds. The Company has sufficient liquidity to meet these obligations.

Interest Rate Swap Agreement

Fair Value Hedge

        At June 30, 2004 and December 31, 2003, the Company had one outstanding interest rate swap agreement effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards. This interest rate swap qualified as a fair value hedge under SFAS No. 133 and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133.

        At June 30, 2004 and December 31, 2003, the fair values pursuant to the interest rate swap were approximately $2.7 million and $4.0 million, respectively, and are classified as Deferred Charges and Other Assets – Price Risk Management in the Condensed Balance Sheets.

A corresponding net increase of approximately $2.7 million and $4.0 million was reflected in Long-Term Debt at June 30, 2004 and December 31, 2003, respectively, as this fair value hedge was effective at June 30, 2004 and December 31, 2003.

7.    Short-Term Debt

        In December 2003, the Company issued commercial paper in anticipation of the planned acquisition of the McClain Plant and the short-term debt balance was approximately $50.0 million at December 31, 2003. Due to a delay in the completion of the McClain Plant acquisition, the Company transferred these funds to Energy Corp. for investment and at December 31, 2003, the Company had approximately $51.8 million in outstanding advances to Energy Corp. Due to the delay in the completion of the McClain Plant acquisition, Energy Corp. repaid the outstanding advances and the Company used these funds to repay the outstanding commercial paper balance during the first quarter of 2004. At June 30, 2004, the short-term debt balance (including advances from Energy Corp.) was approximately $88.9 million, all of which was attributable to borrowings from Energy Corp.

        As indicated below, the Company has in place a $100 million line of credit with a bank. The following table shows Energy Corp.’s and the Company’s lines of credit in place and available cash at June 30, 2004. Energy Corp.’s short-term borrowings are expected to consist of a combination of bank borrowings and commercial paper.

Lines of Credit and Available Cash (In millions)

Entity	Amount Available	Amount Outstanding	Maturity

Energy Corp. (A)	$ 15.0	$ ---	April 6, 2005
The Company	100.0	---	December 9, 2004
Energy Corp. (A)	300.0	---	December 9, 2004

	415.0	---
Cash	44.7	N/A	N/A

Total	$ 459.7	$ ---

(A) The lines of credit at Energy Corp. are used to back up its commercial paper borrowings. There was no short-term debt outstanding at June 30, 2004. In April 2004, Energy Corp. renewed its $15.0 million credit facility, shown in the table above, which matures April 6, 2005. Also, in June 2004, the Company extended the maturity date of its $100.0 million credit facility, shown in the table above, to December 9, 2004.

        The Company’s and Energy Corp.’s ability to access the commercial paper market could be adversely impacted by a commercial paper ratings downgrade. Their respective lines of credit contain rating grids that require annual fees and borrowing rates to increase if they suffer an adverse ratings impact. The impact of additional downgrades would result in an increase in the cost of short-term borrowings of approximately five to 20 basis points, but would not result in any defaults or accelerations as a result of the rating changes.

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

        A detail of net periodic benefit cost included in the Condensed Financial Statements is as follows:

	Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Service cost	$2.8	$2.8	$5.6	$5.2
Interest cost	6.1	6.4	12.2	12.3
Return on plan assets	(6.4)	(4.6)	(12.7)	(9.9)
Amortization of net loss	2.4	3.4	4.8	5.4
Amortization of unrecognized prior service cost	1.3	1.3	2.6	2.5

Net periodic benefit cost	$6.2	$9.3	$12.5	$15.5

	Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Service cost	$0.5	$0.5	$1.0	$1.1
Interest cost	2.4	2.1	4.8	4.7
Return on plan assets	(1.4)	(1.4)	(2.7)	(2.7)
Amortization of transition obligation	0.7	0.6	1.3	1.3
Amortization of net loss	1.2	0.2	2.3	1.5
Amortization of unrecognized prior service cost	0.4	0.4	0.8	0.8

Net periodic benefit cost	$3.8	$2.4	$7.5	$6.7

Pension Plan Funding

        Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $56.0 million to its pension plan in 2004, of which approximately $43.5 million is the Company’s portion. Energy Corp. presently anticipates contributing an additional $13.0 million to its pension plan during 2004, for a total contribution of approximately $69.0 million in 2004. After the benefit liability was remeasured as of January 1, 2004, Energy Corp. decided to make the additional contribution to ensure the pension plan maintains an adequate funded status. Energy Corp. funded approximately $46.0 million to its pension plan during the second quarter of 2004, of which approximately $36.3 million was allocated to the Company. Energy Corp. also expects to make contributions in the third quarter of 2004. The expected contributions to the pension plan, anticipated to be in the form of cash, are discretionary contributions and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Due to various uncertainties related to Energy Corp.’s response to this legislation in relation to its postretirement medical plan and the appropriate accounting methodology for this event, Energy Corp. elected to defer financial recognition of this legislation until the FASB issued final accounting guidance. This deferral election was permitted under FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits. FAS 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. For employers who elected to defer financial recognition, FAS 106-2 provides two alternative methods of adoption which include a retroactive application to the date of the Act’s enactment or a prospective application as of the date of adoption. For employers who elected not to defer financial recognition, FAS 106-2 requires these employers to recognize a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” Adoption of FAS 106-2 is required for financial statements issued for periods beginning after June 15, 2004. Energy Corp. will adopt this new standard effective July 1, 2004 with retroactive application to the date of the Act’s enactment. Management expects that the savings to Energy Corp’s postretirement medical plan resulting from the Act will reduce the Company’s portion of the costs for Energy Corp.’s postretirement medical plan by approximately $2.1 million annually.

9.    Commitments and Contingencies

        Except as set forth in Note 10, the circumstances set forth in Note 11 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003 and in Note 9 to the Company’s Condensed Financial Statements included in the Company’s Form 10-Q for the quarter ended March 31, 2004, appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

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

Recent Regulatory Matters

2002 Settlement Agreement

        On October 11, 2002, the Company, the OCC Staff, the Oklahoma Attorney General and other interested parties agreed to settle the Company’s rate case. The administrative law judge subsequently recommended approval of the agreed-upon settlement (“Settlement Agreement”) and on November 22, 2002, the OCC signed a rate order containing the provisions of the Settlement Agreement. The Settlement Agreement provides for, among other items: (i) a $25.0 million annual reduction in the electric rates of the Company’s Oklahoma customers which went into effect January 6, 2003; (ii) recovery by the Company, through rate base, of the capital expenditures associated with the January 2002 ice storm; (iii) the Company to acquire electric generation of not less than 400 megawatts (“MW”) (“New Generation”) to be integrated into the Company’s generation system; and (iv) recovery by the Company, over three years, of the $5.4 million in deferred operating costs, associated with the January 2002 ice storm, through the Company’s rider for sales to other utilities and power marketers (“off-system sales”). Previously, the Company had a 50/50 sharing mechanism in Oklahoma for any off-system sales. The Settlement Agreement provided that the first $1.8 million in annual net profits from the Company’s off-system sales will go to the Company, the next $3.6 million in annual net profits from off-system sales will go to the Company’s Oklahoma customers, and any net profits of off-system sales in excess of these amounts will be credited in each sales year with 80 percent to the Company’s Oklahoma customers and the remaining 20 percent to the Company. If any of the $5.4 million is not recovered at the end of the three years, the OCC will authorize the recovery of any remaining costs.

OCC Order Confirming Savings

        The Settlement Agreement requires that, if the Company did not acquire the New Generation by December 31, 2003, the Company must credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the New Generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. As discussed in more detail below, in August 2003 the Company signed an agreement to purchase a 77 percent interest in the 520 MW NRG McClain Station (the “McClain Plant”), but due to a delay at the FERC, the acquisition was not completed by December 31, 2003. In the interim, the Company entered into a power purchase agreement with the McClain Plant that delivered the savings guaranteed to the Company’s customers. The Company requested that the OCC confirm that the steps it has taken, including the power purchase agreement, were satisfying the customer savings obligation under the Settlement Agreement and that the Company would not be required to begin crediting its customers. On April 28, 2004, the OCC issued an order confirming that the Company was delivering savings to its customers as required under the Settlement Agreement. The order removed any uncertainty over whether the Company had to reduce its rates, effective January 1, 2004, while it awaited action by the FERC on its application to purchase the McClain Plant. A party to the OCC proceeding has appealed the OCC’s order to the Oklahoma Supreme Court. The Company currently believes that the appeal is without merit.

Recent Acquisition of Power Plant

        As part of the 2002 Settlement Agreement with the OCC, the Company undertook to acquire New Generation of not less than 400 MWs. The acquisition of a 77 percent interest in the McClain Plant on July 9, 2004, as discussed below in more detail, constitutes an acquisition of such New Generation. The Company expects this New Generation, including the effects of an interim power purchase agreement the Company had with NRG McClain LLC while the Company was awaiting regulatory approval to complete the acquisition, will provide savings, over a three-year period, in excess of $75.0 million to its Oklahoma customers. These savings will be derived from: (i) the avoidance of purchase power contracts otherwise needed; (ii) replacing an above market cogeneration contract with PowerSmith when it can be terminated at the end of August 2004 with a more economic contract with PowerSmith; and (iii) fuel savings associated with operating efficiencies of the new plant. These savings, while providing real savings to Oklahoma customers, are not expected to affect the Company’s profitability because its rates are not expected to be reduced to accomplish these savings. In the event the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will be required to credit its Oklahoma customers any unrealized savings below $75.0 million as determined at the end of the 36-month period, which shall be no later than December 31, 2006.

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

        The Company completed the acquisition of the McClain Plant on July 9, 2004. The purchase price for the interest in the McClain Plant was approximately $160.0 million. The closing was subject to customary conditions including receipt of certain regulatory approvals. Because NRG McClain LLC had filed for bankruptcy protection, the acquisition was subject to approval by the bankruptcy court. As part of the bankruptcy approval process, NRG McClain LLC’s interest in the plant was subject to an auction process and on October 28, 2003, the bankruptcy court approved the sale of NRG McClain LLC’s interest in the plant to the Company.

        The final approval the Company had been waiting for was the approval from the FERC. On July 2, 2004, the FERC authorized the Company to acquire the McClain Plant. The FERC’s approval was based on an offer of settlement the Company filed in a proceeding on March 8, 2004. Under the offer of settlement, the Company proposed, among other things, to install certain new transmission facilities and to hire an independent market monitor to oversee the Company’s activity for a limited period. Two other parties, InterGen Services, Inc. and AES Shady Point, opposed the Company’s offer of settlement and filed competing settlement offers. In the July 2, 2004 order, the FERC (i) approved the Company’s offer of settlement subject to conditions; (ii) rejected the competing offers of settlement; and (iii) approved the Company’s acquisition of the McClain Plant. Requests for rehearing of the FERC’s July 2, 2004 order were due on or before August 2, 2004. One such rehearing request was filed. The outcome of that request for rehearing cannot be determined at this time.

        With the acquisition complete, the Company will operate the plant in accordance with a joint ownership and operating agreement with the OMPA. Under this agreement, the Company will operate the facility, and the Company and the OMPA will be entitled to the net available output of the plant based on their respective ownership percentages. All fixed and variable costs, except fuel and gas transportation costs, will be shared in proportion to the respective ownership interests. Fuel and gas transportation costs will be paid in accordance with each individual owner’s respective transportation contract and consumption. The Company expects to utilize its portion of the output, 400 MWs, to serve its native load. As a result, the Company expects to file with the OCC a request to increase its rates to its Oklahoma customers to recover, among other things, its investment in, and the operating expenses of, the McClain Plant no later than 12 months following the acquisition and initial operation of New Generation. The timing of such request is uncertain. As provided in the Settlement Agreement, until the Company seeks and obtains approval of a request to increase base rates to recover, among other things, the investment in the plant, the Company will have the right to accrue a regulatory asset, for a period not to exceed 12 months subsequent to the acquisition, consisting of the non-fuel operation and maintenance expenses, depreciation, cost of debt associated with the investment and ad valorem taxes. If the OCC were to approve the Company’s request, all prudently incurred costs accrued through the regulatory asset within the 12-month period would be included in the Company’s prospective cost of service and would be recovered over a period to be determined by the OCC.

        The Company funded the McClain Plant acquisition with short-term borrowings from Energy Corp. The Company expects to issue long-term debt to permanently finance the McClain Plant acquisition. Also, the Company expects that Energy Corp. will make a capital contribution to the Company of approximately $153.0 million in August.

Pending Regulatory Matters

        Currently, the Company has three significant matters pending at the OCC: (i) a motion by PowerSmith seeking to compel the Company to continue purchasing power from a qualified cogeneration facility; (ii) a review of the process completed by the Company in its selection of gas transportation and storage services to meet its system operating needs; and (iii) security investments on the Company’s system. These matters, as well as several other pending matters, are discussed below.

Contract with PowerSmith

        PowerSmith has filed an application with the OCC seeking to compel the Company to continue purchasing power from PowerSmith’s qualified cogeneration facility under the Public Utility Regulatory Policy Act of 1978 at a price that would include an avoided capacity charge equal to the lesser of (i) the rate currently specified in the power purchase agreement between the Company and PowerSmith or (ii) the avoided cost of the McClain Plant. On June 7, 2004, the Company and PowerSmith signed a 15-year power sales agreement under which the Company will contract to purchase electric power from PowerSmith. The terms of the agreement are subject to approval by the OCC. A condition to the power sales agreement becoming effective is PowerSmith completing a long-term steam sales agreement with Dayton Tire, which PowerSmith appears to be in the process of doing. A hearing on the Company and PowerSmith’s request for OCC approval of the contract was initially scheduled to begin on July 8 before an administrative law judge but has been delayed until August 3. The parties have agreed that the August 3 hearing on the contract will dispose of the application filed by PowerSmith that is described above. The Company’s ability to meet its guarantee of customer savings of at least $75 million over three years is not expected to be materially affected by this new agreement to purchase electric power from PowerSmith.

Gas Transportation and Storage Agreement

        As part of the Settlement Agreement, the Company also agreed to consider competitive bidding for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the Settlement Agreement. The prescribed bidding process detailed in the Settlement Agreement provided that each generation facility bid separately for the services required. The Company believes that in order for it to achieve maximum coal generation, which delivers the lowest cost energy to its customers, and ensure reliable electric service, it must have integrated, firm no-notice load following service for both gas transportation and gas storage. This type of service is required to satisfy the daily swings in customer demand placed on the Company’s system and still permit natural gas units to not impede coal energy production. The Company also believes that gas storage is an integral part of providing gas supply to the

Company’s generation facilities. Accordingly, the Company evaluated its competitive bid options in light of these circumstances.  The Company’s evaluation clearly demonstrates that the Enogex integrated gas system provides superior integrated, firm no-notice load following service to the Company that is not available from other companies serving the Company marketplace. On April 29, 2003, the Company filed an application with the OCC in which the Company advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities at an annual cost of approximately $46.8 million. During the three months ended June 30, 2004 and 2003, the Company paid Enogex approximately $12.3 million and $11.2 million, respectively, for gas transportation and storage services. During the six months ended June 30, 2004 and 2003, the Company paid Enogex approximately $24.1 million and $21.2 million, respectively, for gas transportation and storage services. Based upon requests for information from intervenors, the Company has requested from Enogex and Enogex retained a “cost of service” consultant to assist in the preparation of testimony related to this case. On January 30, 2004, the OCC issued a procedural schedule for this case. On March 31, 2004, the Company filed testimony and exhibits with the OCC, which completes the initial documentation required to be filed in this case. On July 12, 2004, several parties filed responsive testimony reflecting various positions on the issues related to this case. In particular, the testimony of the OCC Staff recommended that the Company be entitled to recover the $46.8 million requested, which results in no refund, and also recommends the Company to provide at its next general rate review the results of an open competitive bidding process or a comprehensive market study. If the Company does not provide such open bidding or market study, the staff recommendation would cap recovery at approximately $40 million at the Company’s next general rate review. The recommendations in the testimony of the Attorney General’s office and the Oklahoma Industrial Energy Consumers would cap recovery at approximately $35 million and $30 million, respectively, with the difference between what the Company has been collecting through its fuel adjustment clause and these recommended amounts being refunded to customers. The Company expects to file rebuttal testimony in August 2004 in this case. Hearings in this case currently are scheduled for September 16, 17 and 20, 2004 and an OCC order in the case is expected by the end of 2004. The Company believes the amount currently paid to Enogex for integrated, firm no-notice load following transportation and storage services is fair, just and reasonable. If any amounts paid by the Company are found not to be recoverable, the Company believes such amount would not be material.

Security Enhancements

        On April 8, 2002, the Company filed a joint application with the OCC requesting approval for security investments and a rider to recover these costs from the ratepayers. On August 14, 2002, the Company filed testimony with the OCC outlining proposed expenditures and related actions for security enhancement and a proposed recovery rider. Attempting to make security investments at the proper level, the Company has developed a set of guidelines intended to minimize long-term or widespread outages, minimize the impact on critical national defense and related customers, maximize the ability to respond to and recover from an attack, minimize the financial impact on the Company that might be caused by an attack and accomplish these efforts with minimal impact on ratepayers. The OCC Staff retained a security expert to review the report filed by the Company. All responsive testimony in this case is required to be filed by August 13, 2004 and the Company may file rebuttal testimony in September 2004 in this case if necessary. Hearings in this case currently are scheduled for November 9-11, 2004 and an OCC order in the case is expected in early 2005.

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

FERC Standards of Conduct

        On November 25, 2003, the FERC issued new rules regulating the relationships between electric and natural gas transmission providers, as defined in the rules, and those entities’ merchant personnel and energy affiliates. The new rules will replace the existing rules governing these relationships. The new rules expand the definition of “affiliate” and further limit communications between transmission providers and those entities’ merchant personnel and energy affiliates, and, as the new rules continue to evolve, could materially increase the operating costs of market participants, including the Company and Enogex.

        In February 2004, the Company and Enogex submitted plans and schedules to the FERC which detail the necessary actions to be in compliance with these new rules and expected that their initial costs to comply with the final rules would not exceed $1.6 million in 2004. On April 16, 2004, the FERC issued an order on rehearing in which the FERC largely rejected requests to revise its November 25 final rule. However, the FERC did extend the compliance date until September 1, 2004 and did clarify certain aspects of the rule. Based upon the progress made to date, the Company and Enogex now anticipate that the initial costs to comply with the final rules will not exceed $1.0 million in 2004.

Market-Based Rate Authority

        On April 14, 2004, the FERC issued (1) interim requirements for FERC jurisdictional electric utilities who have been granted authority to make wholesale sales at market-based rates, and (2) an order initiating a new rulemaking on future market-based rates authorizations. The interim method for analyzing generation market power requires two assessments – whether the utility is a pivotal supplier based on a control area’s annual peak demand and whether the utility exceeds certain market share thresholds on a seasonal basis. If an applicant is determined to have generation market power, the applicant must propose a market power mitigation plan. The new interim assessment methods are applicable to all pending initial market-based rate applications and triennial reviews pending the rulemaking described below. The triennial reviews of the Company are currently pending before the FERC. In the rulemaking proceeding, the FERC is seeking comments on the adequacy of the FERC’s current analysis of market-based rate filings, including the adequacy of the new “interim” assessment of generation market power. The Company is reviewing the new requirements to determine what, if any, impact the new requirements will have on the wholesale market-based rate authority of the Company. The Company must submit a compliance filing to the FERC by February 7, 2005 which shows the impact of the new requirements on the Company.

Department of Energy Blackout Report

        On April 6, 2004, the U.S. Department of Energy issued its final report regarding the August 14, 2003 electric blackout in the eastern United States, which did not have an adverse affect on the Company’s electric system. The report recommends a number of specific changes to current statutes, rules or practices in order to improve the reliability of the infrastructure used to transmit electric power. The recommendations include the establishment of mandatory reliability standards and financial penalties for noncompliance. On April 14, 2004, the FERC issued a policy statement requiring electric utilities, including the Company, to submit a report on vegetation management practices and indicating the FERC’s intent to make North American Electric Reliability Council reliability standards mandatory. On June 17, 2004, the Company filed its report on vegetation management practices with the FERC. Implementation of the blackout report recommendations and the FERC policy statement could increase future transmission costs, but the extent of the increased costs is not known at this time.

Redbud Tariff Filing

        On March 5, 2004, Redbud Energy LP (“Redbud”) filed a rate schedule with the FERC in Docket No. ER04-622-000 under which Redbud proposed to charge the Company a rate for transmission service Redbud alleges it provides to the Company over certain facilities that Redbud constructed to connect its generation facility to the Company transmission grid. Redbud claims that the facilities cost approximately $19.3 million, and seeks to recover this amount from the Company over a 60-month period. Also on March 5, 2004, Redbud filed an application with the FERC in Docket No. EG04-38-000 asking the FERC to rule that Redbud can charge the Company this fee for transmission service and remain an exempt wholesale generator under Section 32 of the Public Utility Holding Company Act of 1935. The Company opposed Redbud’s filings in the two dockets on the grounds that Redbud is not entitled to impose such a transmission rate, and that the imposition of such a rate is inconsistent with Redbud’s status as an exempt wholesale generator. On May 4, 2004, the FERC issued an order rejecting Redbud’s proposed rate schedule. Redbud has since asked the FERC to rehear and reverse its May 4 order rejecting Redbud’s filing. At this time, the Company does not know when the FERC will rule on Redbud’s request for rehearing.

State Legislative Initiatives

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

        In the 2004 legislative session, legislation was enacted requiring a study to determine the feasibility of providing investor-owned utilities an incentive to enter into purchase power agreements in Oklahoma by allowing the utilities to earn a return on purchased power. This study is scheduled to begin in the third quarter of 2004 and the study committee is required to file a final report with its findings in January 2005.

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

        In the 2003 legislative session, legislation was enacted requiring a study relating to the restructuring of the electric utility industry at the industrial level to provide customer choice of electricity providers for large customers. This study is currently underway and the APSC is required to file a final report with its findings no later than September 30, 2004 to the General Assembly of Arkansas.

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

Forward-Looking Statements

        Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the discussion in “Outlook”, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit, actions of rating agencies and their impact on capital expenditures; the Company’s and Energy Corp.’s ability to obtain financing on favorable terms; prices of electricity and natural gas; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; state and federal legislative initiatives and regulatory decisions; changes in accounting standards, rules or guidelines; creditworthiness of suppliers, customers, and other contractual parties; and other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission, including Exhibit 99.01 to the Company’s Form 10-K for the year ended December 31, 2003.

Overview

General

        The following discussion and analysis presents factors which affected the Company’s results of operations for the three and six months ended June 30, 2004 as compared to the same period in 2003 and the Company’s financial position at June 30, 2004. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto and the Company’s Form 10-K for the year ended December 31, 2003. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Operating Results

        The Company reported net income of approximately $30.4 million as compared to approximately $27.9 million for the three months ended June 30, 2004 and 2003, respectively. The Company reported net income of approximately $30.4 million as compared to approximately $24.6 million for the six months ended June 30, 2004 and 2003, respectively. The improvement in earnings during the three months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to lower operating expenses and income tax expense partially offset by lower gross margins from the timing of fuel recoveries and lower sales to wholesale customers partially offset by warmer than normal weather and growth in the Company’s service territory. The improvement in earnings during the six months ended June 30, 2004 as compared to the same period in 2003 was primarily attributable to lower operating expenses and income tax expense partially offset by lower gross margins from the timing of fuel recoveries, lower sales to wholesale customers and milder than normal weather partially offset by growth in the Company’s service territory.

Recent Regulatory Matters

2002 Settlement Agreement

        On October 11, 2002, the Company, the OCC Staff, the Oklahoma Attorney General and other interested parties agreed to settle the Company’s rate case. The administrative law judge subsequently recommended approval of the agreed-upon settlement (“Settlement Agreement”) and on November 22, 2002, the OCC signed a rate order containing the provisions of the Settlement Agreement. The Settlement Agreement provides for, among other items: (i) a $25.0 million annual reduction in the electric rates of the Company’s Oklahoma customers which went into effect January 6, 2003; (ii) recovery by the Company, through rate base, of the capital expenditures associated with the January 2002 ice storm; (iii) the Company to acquire electric generation of not less than 400 megawatts (“MW”) (“New Generation”) to be integrated into the Company’s generation system; and (iv) recovery by the Company, over three years, of the $5.4 million in deferred operating costs, associated with the January 2002 ice storm, through the Company’s rider for sales to other utilities and power marketers (“off-system sales”). Previously, the Company had a 50/50 sharing mechanism in Oklahoma for any off-system sales. The Settlement Agreement provided that the first $1.8 million in annual net profits from the Company’s off-system sales will go to the Company, the next $3.6 million in annual net profits from off-system sales will go to the Company’s Oklahoma customers, and any net profits of off-system sales in excess of these amounts will be credited in each sales year with 80 percent to the Company’s Oklahoma customers and the remaining 20 percent to the Company. If any of the $5.4 million is not recovered at the end of the three years, the OCC will authorize the recovery of any remaining costs. During the first quarter of 2004, the Company received approximately $1.8 million in annual net profits from the Company’s off-system sales in accordance with the Settlement Agreement.

OCC Order Confirming Savings

        The Settlement Agreement requires that, if the Company did not acquire the New Generation by December 31, 2003, the Company must credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the New Generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. As discussed in more detail below, in August 2003 the Company signed an agreement to purchase a 77 percent interest in the 520 MW NRG McClain Station (the “McClain Plant”), but due to a delay at the FERC, the acquisition was not completed by December 31, 2003. In the interim, the Company entered into a power purchase agreement with the McClain Plant that delivered the savings guaranteed to the Company’s customers. The Company requested that the OCC confirm that the steps it has taken, including the power purchase agreement, were satisfying the customer savings obligation under the Settlement Agreement and that the Company would not be required to begin crediting its customers. On April 28, 2004, the OCC issued an order confirming that the Company was delivering savings to its customers as required under the Settlement Agreement. The order removed any uncertainty over whether the Company had to reduce its rates, effective January 1, 2004, while it awaited action by the FERC on its application to purchase the McClain Plant. A party to the OCC proceeding has appealed the OCC’s order to the Oklahoma Supreme Court. The Company currently believes that the appeal is without merit.

Recent Acquisition of Power Plant

        As part of the 2002 Settlement Agreement with the OCC, the Company undertook to acquire New Generation of not less than 400 MWs. The acquisition of a 77 percent interest in the McClain Plant on July 9, 2004, as discussed below in more detail, constitutes an acquisition of such New Generation. The Company expects this New Generation, including the effects of an interim power purchase agreement the Company had with NRG McClain LLC while the Company was awaiting regulatory approval to complete the acquisition, will provide savings, over a three-year period, in excess of $75.0 million to its Oklahoma customers. These savings will be derived from: (i) the avoidance of purchase power contracts otherwise needed; (ii) replacing an above market cogeneration contract with PowerSmith when it can be terminated at the end of August 2004 with a more economic contract with PowerSmith; and (iii) fuel savings associated with operating efficiencies of the new plant. These savings, while providing real savings to Oklahoma customers, are not expected to affect the Company’s profitability because its rates are not expected to be reduced to accomplish these savings. In the event the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will be required to credit its Oklahoma customers any unrealized savings below $75.0 million as determined at the end of the 36-month period, which shall be no later than December 31, 2006.

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

        The Company completed the acquisition of the McClain Plant on July 9, 2004. The purchase price for the interest in the McClain Plant was approximately $160.0 million. The closing was subject to customary conditions including receipt of certain regulatory approvals. Because NRG McClain LLC had filed for bankruptcy protection, the acquisition was subject to approval by the bankruptcy court. As part of the bankruptcy approval process, NRG McClain LLC’s interest in the plant was subject to an auction process and on October 28, 2003, the bankruptcy court approved the sale of NRG McClain LLC’s interest in the plant to the Company.

        The final approval the Company had been waiting for was the approval from the FERC. On July 2, 2004, the FERC authorized the Company to acquire the McClain Plant. The FERC’s approval was based on an offer of settlement the Company filed in a proceeding on March 8, 2004. Under the offer of settlement, the Company proposed, among other things, to install certain new transmission facilities and to hire an independent market monitor to oversee the Company’s activity for a limited period. Two other parties, InterGen Services, Inc. and AES Shady Point, opposed the Company’s offer of settlement and filed competing settlement offers. In the July 2, 2004 order, the FERC (i) approved the Company’s offer of settlement subject to conditions; (ii) rejected the competing offers of settlement; and (iii) approved the Company’s acquisition of the McClain Plant. Requests for rehearing of the FERC’s July 2, 2004 order were due on or before August 2, 2004. One such rehearing request was filed. The outcome of that request for rehearing cannot be determined at this time.

        With the acquisition complete, the Company will operate the plant in accordance with a joint ownership and operating agreement with the OMPA. Under this agreement, the Company will operate the facility, and the Company and the OMPA will be entitled to the net available output of the plant based on their respective ownership percentages. All fixed and variable costs, except fuel and gas transportation costs, will be shared in proportion to the respective ownership interests. Fuel and gas transportation costs will be paid in accordance with each individual owner’s respective transportation contract and consumption. The Company expects to utilize its portion of the output, 400 MWs, to serve its native load. As a result, the Company expects to file with the OCC a request to increase its rates to its Oklahoma customers to recover, among other things, its investment in, and the operating expenses of, the McClain Plant no later than 12 months following the acquisition and initial operation of New Generation. The timing of such request is uncertain. As provided in the Settlement Agreement, until the Company seeks and obtains approval of a request to increase base rates to recover, among other things, the investment in the plant, the Company will have the right to accrue a regulatory asset, for a period not to exceed 12 months subsequent to the acquisition, consisting of the non-fuel operation and maintenance expenses, depreciation, cost of debt associated with the investment and ad valorem taxes. If the OCC were to approve the Company’s request, all prudently incurred costs accrued through the regulatory asset within the 12-month period would be included in the Company’s prospective cost of service and would be recovered over a period to be determined by the OCC.

        The Company funded the McClain Plant acquisition with short-term borrowings from Energy Corp. The Company expects to issue long-term debt to permanently finance the McClain Plant acquisition. Also, the Company expects that Energy Corp. will make a capital contribution to the Company of approximately $153.0 million in August.

Outlook

        Energy Corp. currently expects that consolidated earnings in 2004 will be between $1.60 and $1.70 per share, assuming normal weather and no change in the Company’s electric rates. The 2004 outlook is based on continued improvement in financial performance for the Company, with net income of between $120 million and $124 million for the Company.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Operating income	$54.7	$55.3	$59.7	$57.4
Net income	30.4	27.9	30.4	24.6

        In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding unusual or infrequent items, the cost of capital and income taxes. Operating income was approximately $54.7 million and $55.3 million for the three months ended June 30, 2004 and 2003, respectively. Operating income was approximately $59.7 million and $57.4 million for the six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2004		2003		2004		2003
Operating revenues	$411.5		$357.9		$715.8		$690.5
Fuel	162.8		125.6		270.8		266.9
Purchased power	80.4		61.3		155.6		134.0

Gross margin on revenues	168.3		171.0		289.4		289.6
Other operating expenses	113.6		115.7		229.7		232.2

Operating income	$54.7		$55.3		$59.7		$57.4

Operating revenues by classification Residential	$151.6		$137.4		$276.6		$265.2
Commercial	106.4		92.8		175.5		170.2
Industrial	88.7		68.7		153.6		138.1
Public authorities	42.2		33.6		71.1		66.3
Sales for resale	13.8		14.7		26.4		28.1
Other	8.6		9.5		12.3		19.8

System sales revenues	411.3		356.7		715.5		687.7
Off-system sales revenues	0.2		1.2		0.3		2.8

Total operating revenues	$411.5		$357.9		$715.8		$690.5

MWH (A) sales by classification (in millions) Residential	1.8		1.7		3.7		3.7
Commercial	1.4		1.4		2.7		2.7
Industrial	1.7		1.7		3.4		3.3
Public authorities	0.7		0.6		1.3		1.2
Sales for resale	0.4		0.4		0.7		0.8

System sales	6.0		5.8		11.8		11.7
Off-system sales	-	--	-	--	-	--	0.1

Total sales	6.0		5.8		11.8		11.8

Number of customers	729,6	61	721,3	04	729,6	61	721,3	04

Average cost of energy per KWH (B) - cents Fuel	3.1	21	2.2	92	2.6	57	2.5	12
Fuel and purchased power	3.7	34	2.9	24	3.3	56	3.1	84

Degree days (C) Heating
Actual	1	77	1	80	1,9	62	2,2	57
Normal	2	36	2	36	2,2	18	2,1	99
Cooling
Actual	6	22	4	75	6	40	4	78
Normal	5	47	5	47	5	55	5	55

(A)	Megawatt-hour
(B)	Kilowatt-hour
(C)	Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degrees days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, than the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period.

Quarter ended June 30, 2004 as compared to quarter ended June 30, 2003

        The Company’s operating income for the three months ended June 30, 2004 decreased approximately $0.6 million or 1.1 percent as compared to the same period in 2003. The decrease in operating income was primarily attributable to the timing of fuel recoveries and lower sales to wholesale customers partially offset by warmer than normal weather, growth in the Company’s service territory and lower operating expenses.

        Gross margin, which is operating revenues less cost of goods sold, was approximately $168.3 million for the three months ended June 30, 2004 as compared to approximately $171.0 million during the same period in 2003, a decrease of approximately $2.7 million or 1.6 percent. The gross margin decreased approximately $3.5 million due to the timing of fuel recoveries and decreased approximately $0.9 million due to lower sales to wholesale customers primarily resulting from reduced sales of power under a new wholesale contract with an existing customer. These decreases were partially offset by an increase of approximately $1.0 million due to warmer than normal weather and an increase of approximately $0.8 million due to growth in the Company’s service territory.

        Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $162.8 million for the three months ended June 30, 2004 as compared to approximately $125.6 million during the same period in 2003, an increase of approximately $37.2 million or 29.6 percent. The increase was due primarily to an increase in the average cost of fuel per kwh due to higher natural gas prices. Purchased power costs were approximately $80.4 million for the three months ended June 30, 2004 as compared to approximately $61.3 million during the same period in 2003, an increase of approximately $19.1 million or 31.2 percent. The increase was due to an increase of 43.3 percent in the volume of energy purchased primarily due to economic purchases.

        Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to the Company’s customers through automatic fuel adjustment clauses. While the regulatory mechanisms for recovering fuel costs differ in Oklahoma, Arkansas and FERC, in each jurisdiction the costs are passed through to customers and are intended to provide neither an ultimate benefit nor detriment to the Company. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays to Enogex. See Note 10 of Notes to Condensed Financial Statements for a discussion of current proceedings at the OCC regarding the Company’s gas transportation and storage contract with Enogex.

        Other operating expenses, consisting of operating and maintenance expense, depreciation expense and taxes other than income were approximately $113.6 million for the three months ended June 30, 2004 as compared to approximately $115.7 million during the same period in 2003, a decrease of approximately $2.1 million or 1.8 percent. Operating and maintenance expense decreased approximately $3.4 million or 4.5 percent for the three months ended

June 30, 2004 as compared to the same period in 2003. This decrease was primarily due to a decrease of approximately $2.4 million in salaries and wages expense and a decrease of approximately $2.3 million in pension and benefit expense during the three months ended June 30, 2004 as compared to the same period in 2003 due to more projects on which the costs are capitalized and are not being expensed currently. These decreases in operating and maintenance expense were partially offset by an increase of approximately $1.1 million in outside services and an increase of approximately $0.9 million in materials and supplies expense. Depreciation expense increased approximately $1.2 million or 4.1 percent for the three months ended June 30, 2004 as compared to the same period in 2003 primarily due to a change in the depreciation rates for the Company’s power plants.

Six months ended June 30, 2004 as compared to six months ended June 30, 2003

        The Company’s operating income for the six months ended June 30, 2004 increased approximately $2.3 million or 4.0 percent as compared to the same period in 2003. The increase in operating income was primarily attributable to growth in the Company’s service territory and lower operating expenses partially offset by the timing of fuel recoveries, lower sales to wholesale customers and milder than normal weather.

        Gross margin was approximately $289.4 million for the six months ended June 30, 2004 as compared to approximately $289.6 million during the same period in 2003, a decrease of approximately $0.2 million or 0.1 percent. The gross margin decreased approximately $2.5 million due to the timing of fuel recoveries and decreased approximately $1.5 million due to lower sales to wholesale customers primarily resulting from reduced sales of power under a new wholesale contract with an existing customer. Also contributing to the decreased gross margin was a decrease of approximately $1.1 million due to milder than normal weather. These decreases were partially offset by an increase of approximately $4.8 million due to growth in the Company’s service territory.

        Fuel expense was approximately $270.8 million for the six months ended June 30, 2004 as compared to approximately $266.9 million during the same period in 2003, an increase of approximately $3.9 million or 1.5 percent. The increase was due primarily to an increase in the average cost of fuel per kwh due to higher natural gas prices. Purchased power costs were approximately $155.6 million for the six months ended June 30, 2004 as compared to approximately $134.0 million during the same period in 2003, an increase of approximately $21.6 million or 16.1 percent. The increase was due to an increase of 28.1 percent in the volume of energy purchased primarily due to economic purchases.

        Other operating expenses were approximately $229.7 million for the six months ended June 30, 2004 as compared to approximately $232.2 million during the same period in 2003, a decrease of approximately $2.5 million or 1.1 percent. Operating and maintenance expense decreased approximately $3.8 million or 2.6 percent for the six months ended June 30, 2004 as compared to the same period in 2003. This decrease was primarily due to a decrease of approximately $3.4 million in salaries and wages expense and a decrease of approximately $2.7 million in pension and benefit expense during the six months ended June 30, 2004 as compared to the same period in 2003 due to more projects on which the costs are capitalized and are not being expensed currently. These decreases in operating and maintenance expense were partially offset by an increase of approximately $1.9 million in bad debt expense and an increase of approximately $0.8 million in outside services. Depreciation expense increased approximately $0.5 million or 0.8 percent for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to a change in the depreciation rates for the Company’s power plants. Taxes other than income increased approximately $0.8 million or 3.4 percent for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to an increase of approximately $0.5 million in ad valorem taxes and an increase of approximately $0.4 million in payroll taxes.

Other Income

        Other income includes, among other things, contract work performed by the Company, non-operating rental income, gain on the sale of assets, profit on the retirement of fixed assets and miscellaneous non-operating income. Other income was approximately $0.9 million for the three months ended June 30, 2004 as compared to approximately $0.4 million during the same period in 2003, an increase of approximately $0.5 million. Other income was approximately $1.3 million for the six months ended June 30, 2004 as compared to approximately $0.7 million during the same period in 2003, an increase of approximately $0.6 million. The increase was primarily due to a gain of approximately $0.3 million from the sale of land near the Company’s principal executive offices in the second quarter of 2004.

Net Interest Expense

        Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $9.6 million for the three months ended June 30, 2004 as compared to approximately $10.2 million during the same period in 2003, a decrease of approximately $0.6 million or 5.9 percent. This decrease was primarily due to lower interest expense to Energy Corp. (approximately $0.4 million) due to the Company having lower average borrowings outstanding from Energy Corp. and lower interest expense accruals (approximately $0.2 million) during the three months ended June 30, 2004 as compared to the same period in 2003 due to lower interest rates.

        Net interest expense was approximately $19.1 million for the six months ended June 30, 2004 as compared to approximately $20.0 million during the same period in 2003, a decrease of approximately $0.9 million or 4.5 percent. This decrease was primarily due to lower interest expense to Energy Corp. (approximately $0.7 million) due to the Company having lower average borrowings outstanding from Energy Corp. and lower interest expense accruals (approximately $0.3 million) during the six months ended June 30, 2004 as compared to the same period in 2003 due to lower interest rates.

Income Tax Expense

        Income tax expense was approximately $14.9 million for the three months ended June 30, 2004 as compared to $17.0 million during the same period in 2003, a decrease of approximately $2.1 million or 12.4 percent.  The decrease was primarily due to a change in the timing of the recognition of book and tax permanent differences in 2004 and the recognition of additional Oklahoma state tax credits of approximately $0.5 million during the three months ended June 30, 2004. These decreases were partially offset by higher pre-tax income for the Company. Amortization of the federal investment tax credits was approximately $1.3 million for each of the three months ended June 30, 2004 and 2003.

        Income tax expense was approximately $10.3 million for the six months ended June 30, 2004 as compared to $12.1 million during the same period in 2003, a decrease of approximately $1.8 million or 14.9 percent.  The decrease was primarily due to the recognition of additional Oklahoma state tax credits of approximately $2.2 million during the six months ended June 30, 2004 and a change in the timing of the recognition of book and tax permanent differences in 2004. These decreases were partially offset by higher pre-tax income for the Company. Amortization of the federal investment tax credits was approximately $2.6 million for each of the six months ended June 30, 2004 and 2003.

Financial Condition

        The balance of Accounts Receivable – Customers was approximately $107.9 million and $123.1 million at June 30, 2004 and December 31, 2003, respectively, a decrease of approximately $15.2 million or 12.3 percent. The decrease was primarily due to a decrease in the Company’s billings to its customers reflecting lower fuel costs in June 2004 as compared to December 2003 primarily due to an increase in the credit for previous fuel over recoveries.

        The balance of Advances to Parent was approximately $51.8 million at December 31, 2003. In December 2003, the Company issued commercial paper in anticipation of the planned acquisition of the McClain Plant. Due to a delay in the completion of the McClain Plant acquisition, the Company transferred these funds to Energy Corp. for investment during the fourth quarter of 2003. During the first quarter of 2004, Energy Corp. repaid the outstanding advances and at June 30, 2004, there were no advances to Energy Corp. outstanding.

        The balance of Accrued Unbilled Revenues was approximately $66.2 million and $38.0 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $28.2 million. The increase reflects higher seasonal electric rates and increased usage due to warmer weather during June 2004 as compared to December 2003.

        The balance of Prepaid Benefit Obligation was approximately $61.4 million and $37.5 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $23.9 million or 63.7 percent. The increase was primarily due to Energy Corp. funding its pension plan during the second quarter of 2004 partially offset by pension accruals being credited to the prepaid benefit obligation.

        The balance of Short-Term Debt was approximately $50.0 million at December 31, 2003 primarily due to the planned acquisition of the McClain Plant. In December 2003, the Company issued commercial paper in anticipation of the planned acquisition of the McClain Plant. Due to a delay in the completion of the McClain Plant acquisition, the Company transferred these funds to Energy Corp. during the fourth quarter of 2003. During the first quarter of 2004, Energy Corp. repaid the outstanding advances and the Company used these funds to repay the outstanding commercial paper balance during the first quarter of 2004. At June 30, 2004, there was no short-term debt outstanding.

        The balance of Accounts Payable – Affiliates was approximately $91.1 million and $40.9 million at June 30, 2004 and December 31, 2003, respectively, an increase of approximately $50.2 million. The increase was primarily due to the funding of Energy Corp.’s pension plan, dividend payments to Energy Corp. and a net increase due to income tax accruals and payments during the six months ended June 30, 2004.

        The balance of Fuel Clause Under Recoveries was approximately $9.3 million at June 30, 2004. The balance of Fuel Clause Over Recoveries (net of Fuel Clause Under Recoveries) was approximately $28.4 million at December 31, 2003. The increase in fuel clause under recoveries was due to under recoveries from the Company’s customers as the Company’s cost of fuel exceeded the amount billed during 2004. The cost of fuel subject to recovery through the fuel clause mechanism was approximately $2.64 per Million British thermal unit (“MMBtu”) in June 2004, and was approximately $1.21 per MMBtu in December 2003. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses allow the Company to amortize under or over recovery.

Off-Balance Sheet Arrangements

        Off-balance sheet arrangements include any transactions, agreements or other contractual arrangements to which an unconsolidated entity is a party and under which the Company has: (i) any obligation under a guarantee contract having specific characteristics as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”; (ii) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets; (iii) any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument but is indexed to the Company’s own stock and is classified in stockholders’ equity in the Company’s balance sheet; or (iv) any obligation, including a contingent obligation, arising out of a variable interest as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” in an unconsolidated entity that is held by, and material to, the Company, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the Company. Except as set forth below, there have been no significant changes in the Company’s off-balance sheet arrangements reported in the Company’s Form 10-K for the year ended December 31, 2003.

Heat Pump Loans

        The Company has a heat pump loan program, whereby, qualifying customers may obtain a loan from the Company to purchase a heat pump. In October 1998, the Company sold approximately $25.0 million of its heat pump loans in a securitization transaction through OGE Consumer Loan LLC. During the second quarter of 2004, the Company repurchased the outstanding heat pump loan balance of approximately $0.1 million. No gain or loss was recorded in the second quarter of 2004 related to this transaction.

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

Interest Rate Swap Agreement

Fair Value Hedge

        At June 30, 2004 and December 31, 2003, the Company had one outstanding interest rate swap agreement effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards. This interest rate swap qualified as a fair value hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133.

        At June 30, 2004 and December 31, 2003, the fair values pursuant to the interest rate swap were approximately $2.7 million and $4.0 million, respectively, and are classified as Deferred Charges and Other Assets – Price Risk Management in the Condensed Balance Sheets. A corresponding net increase of approximately $2.7 million and $4.0 million was reflected in Long-Term Debt at June 30, 2004 and December 31, 2003, respectively, as this fair value hedge was effective at June 30, 2004 and December 31, 2003.

Future Capital Requirements

Capital Expenditures

        The Company’s current 2004 to 2006 construction program includes the purchase of New Generation as discussed below. In addition to the 110 MW PowerSmith contract expiring in August 2004, for which the Company recently entered into a replacement contract with PowerSmith (subject to OCC approval), the Company has approximately 430 MWs of contracts with qualified cogeneration facilities and small power production producers’ (“QF contracts”) that will expire at the end of 2007, unless extended by the Company. The Company will continue reviewing all of the supply alternatives to these expiring QF contracts that minimize the total cost of generation to its customers, including exercising its options (if applicable) to extend these QF contracts at pre-determined rates. Accordingly, the Company will continue to explore opportunities to build or buy power plants in order to serve its native load. As a result of the high volatility of current natural gas prices and the increase in natural gas prices, the Company will also assess the feasibility of constructing additional base load coal-fired units. See Note 10 of Notes to Condensed Financial Statements for a description of current proceedings involving a PowerSmith QF contract.

        On August 18, 2003, the Company signed an asset purchase agreement to acquire NRG McClain LLC’s 77 percent interest in the McClain Plant. The Company completed the acquisition of the McClain Plant on July 9, 2004. The purchase price for the interest in the McClain Plant was approximately $160.0 million. See “Overview – Recent Acquisition of Power Plant.” The Company funded the acquisition with short-term borrowings from Energy Corp. The Company expects to issue long-term debt to permanently finance the McClain Plant acquisition. Also, the Company expects that Energy Corp. will make a capital contribution to the Company of approximately $153.0 million in August. To reliably meet the increased electricity needs of the Company’s customers during the foreseeable future, the Company will continue to invest to maintain the integrity of the delivery system. Approximately $5.8 million of the Company’s capital expenditures budgeted for 2004 are to comply with environmental laws and regulations.

Pension and Postretirement Benefit Plans

        Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $56.0 million to its pension plan in 2004, of which approximately $43.5 million is the Company’s portion. Energy Corp. presently anticipates contributing an additional $13.0 million to its pension plan during 2004, for a total contribution of approximately $69.0 million in 2004. After the benefit liability was remeasured as of January 1, 2004, Energy Corp. decided to make the additional contribution to ensure the pension plan maintains an adequate funded status. Energy Corp. funded approximately $46.0 million to its pension plan during the second quarter of 2004, of which approximately $36.3 million was allocated to the Company. Energy Corp. also expects to make contributions in the third quarter of 2004. The expected contributions to the pension plan, anticipated to be in the form of cash, are discretionary contributions and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974.

Future Sources of Financing

        Management expects that internally generated funds, funds received from Energy Corp. (from Energy Corp.’s 2003 equity offering and proceeds from the sales of its common stock pursuant to Energy Corp.’s Automatic Dividend Reinvestment and Stock Purchase Plan) and long and short-term debt will be adequate over the next three years to meet anticipated capital expenditures, operating needs, payment of dividends and maturities of long-term debt. As discussed below, the Company utilizes short-term borrowings from Energy Corp. to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. With the acquisition of the McClain Plant complete, the Company plans to issue long-term debt to permanently finance the McClain Plant acquisition.

Short-Term Debt

        Short-term borrowings from Energy Corp. generally are used to meet working capital requirements. As indicated below, the Company also has in place a $100 million line of credit with a bank. In December 2003, the Company issued commercial paper in anticipation of the planned acquisition of the McClain Plant and the short-term debt balance was approximately $50.0 million at December 31, 2003. Due to a delay in the completion of the McClain Plant acquisition, the Company transferred these funds to Energy Corp. during the fourth quarter of 2003. During the first quarter of 2004, Energy Corp. repaid the outstanding advances and the Company used these funds to repay the outstanding commercial paper balance during the first quarter of 2004. At June 30, 2004, there was no short-term debt outstanding. In July 2004, Energy Corp. issued short-term debt and loaned the proceeds to the Company to fund a portion of the McClain Plant acquisition, which closed July 9 and, as a result, advances from Energy Corp. were approximately $296.8 million at July 31, 2004.

        The following table shows Energy Corp.’s and the Company’s lines of credit in place at June 30, 2004. Energy Corp.’s short-term borrowings are expected to consist of a combination of bank borrowings and commercial paper.

Lines of Credit and Available Cash (In millions)

Entity	Amount Available	Amount Outstanding	Maturity

Energy Corp. (A)	$ 15.0	$ ---	April 6, 2005
The Company	100.0	---	December 9, 2004
Energy Corp. (A)	300.0	---	December 9, 2004

	415.0	---
Cash	44.7	N/A	N/A

Total	$ 459.7	$ ---

(A) The lines of credit at Energy Corp. are used to back up its commercial paper borrowings. There was no short-term debt outstanding at June 30, 2004. In April 2004, Energy Corp. renewed its $15.0 million credit facility, shown in the table above, which matures April 6, 2005. Also, in June 2004, the Company extended the maturity date of its $100.0 million credit facility, shown in the table above, to December 9, 2004.

        The Company’s and Energy Corp.’s ability to access the commercial paper market could be adversely impacted by a commercial paper ratings downgrade. Their respective lines of credit contain rating grids that require annual fees and borrowing rates to increase if they suffer an adverse ratings impact. The impact of additional downgrades would result in an increase in the cost of short-term borrowings of approximately five to 20 basis points, but would not result in any defaults or accelerations as a result of the rating changes.

        The Company must obtain regulatory approval from the FERC in order to borrow on a short-term basis. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time.

        The Company continues to evaluate opportunities to enhance shareowner returns and achieve long-term financial objectives through acquisitions of assets that may complement its existing portfolio and divestitures of idle or under performing assets. Permanent financing would be required for any such acquisitions.

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

Electric Competition; Regulation

        The Company has been and will continue to be affected by competitive changes to the utility industry. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although it appears unlikely in the near future that changes will occur to retail regulation in the states served by the Company due to the significant problems faced by California in its electric deregulation efforts and other factors, significant changes are possible, which could significantly change the manner in which the Company conducts its business. These developments at the federal and state levels are described in more detail in Note 10 of Notes to Condensed Financial Statements and in the Company’s Form 10-K for the year ended December 31, 2003. The Company currently has three important matters pending before the OCC. See Note 10 of Notes of Condensed Financial Statements for a further discussion.

Commitments and Contingencies

        In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as set forth, in Notes 9 and 10 of Notes to Condensed Financial Statements, in Note 11 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003 and in Note 9 to the Company’s Condensed Financial Statements included in the Company’s Form 10-Q for the quarter ended March 31, 2004, management, after consultation with legal counsel, does not anticipate that liabilities arising out of currently pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. This assessment of currently pending or threatened lawsuits is subject to change.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

        Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2003 and Part II, Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2004 for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 9 and 10 of Notes to Condensed Financial Statements, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

Kaiser-Francis Oil Company

        As previously reported, the Company had been sued by Kaiser-Francis Oil Company in District Court, Grady County, Oklahoma. Plaintiff alleged that the Company breached the terms of several gas purchase contracts in amounts set forth in the contracts. In 2001, the district court rendered a verdict against the Company in the amount of approximately $8.0 million, including pre-judgment interest and attorneys’ fees. The Company filed an appeal and on May 18, 2004, the Court of Appeals issued an opinion reversing the judgment and remanding for a new trial. The appellate court found that the trial court committed reversible error in rejecting a portion of the Company’s interpretation of the commercial well provisions of the gas purchase contracts, and in failing to recognize issues of fact for the jury relating to the Company’s contention regarding the correct initial reserve estimate on one of the natural gas wells, the Thiel No 1-9. In addition, the appellate court made rulings favorable to the Company relating to the statutory measure of damages, the effect of line pressure adjustment provisions in the contracts, and the admission of certain hearsay evidence. The appellate court made rulings favorable to Kaiser-Francis relating to the effect of royalty payment obligations on the amount of damages, the effect of the amount of reserves owned by Kaiser-Francis in the wells on the Company’s gas purchase obligation, the propriety of the award of prejudgment interest, and the Company’s liability for the payment of gross production taxes pertaining to the damages awarded. The appellate court returned an issue relating to the alleged effect of Kaiser-Francis’s failure to make gas available for consideration by the trial court. Finally, the appellate court denied Kaiser-Francis’s request for appeal-related attorney’s fees and costs. The Court of Appeals denied Kaiser-Francis’s motion for rehearing. The parties may file petitions for certiorari, for review by the Oklahoma Supreme Court of those portions of the appellate court’s opinion unfavorable to each. While the Company cannot predict the precise outcome of this case, the Company believes, based on the information known at this time, that this lawsuit will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Under the reduced disclosure format permitted by General Instruction H(2)(b) of Form 10-Q, the information otherwise required by Item 4 has been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description

2.01	Amendment No. 8 to Asset Purchase Agreement, dated as of May 15, 2004 by and between the Company and NRG McClain LLC. (Filed as Exhibit 2.01 to Energy Corp.’s Form 10-Q for the quarter ended June 30, 2004 (File 1-12579) and incorporated by reference herein)

2.02	Amendment No. 9 to Asset Purchase Agreement, dated as of June 2, 2004 by and between the Company and NRG McClain LLC. (Filed as Exhibit 2.02 to Energy Corp.’s Form 10-Q for the quarter ended June 30, 2004 (File 1-12579) and incorporated by reference herein)

2.03	Amendment No. 10 to Asset Purchase Agreement, dated as of June 17, 2004 by and between the Company and NRG McClain LLC. (Filed as Exhibit 2.03 to Energy Corp.’s Form 10-Q for the quarter ended June 30, 2004 (File 1-12579) and incorporated by reference herein)

10.01	Consulting Agreement, dated as of June 30, 2004 by and between OGE Energy Corp. and Al Strecker. (Filed as Exhibit 10.01 to Energy Corp.’s Form 10-Q for the quarter ended June 30, 2004 (File 1-12579) and incorporated by reference herein)

10.02	Amendment No. 1 to Credit Agreement, dated as of June 22, 2004 by and between the Company, Bank One, NA, Wachovia Bank, National Association, Cobank, ACB, Lasalle Bank National Association, U.S. Bank National Association, Union Bank of California, N.A., and Bank Hapoalim B.M. (Filed as Exhibit 10.02 to Energy Corp.’s Form 10-Q for the quarter ended June 30, 2004 (File 1-12579) and incorporated by reference herein)

10.03	Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between the Company and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to Energy Corp.’s Form 10-Q for the quarter ended June 30, 2004 (File 1-12579) and incorporated by reference herein)

10.04	Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between the Company and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.04 to Energy Corp.’s Form 10-Q for the quarter ended June 30, 2004 (File 1-12579) and incorporated by reference herein)

10.05	Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between the Company and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.05 to Energy Corp.’s Form 10-Q for the quarter ended June 30, 2004 (File 1-12579) and incorporated by reference herein)

31.01	Certifications Pursuant to Rule 13a-15(e)/15d-15(e) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)      Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on April 30, 2004 to report that the Oklahoma Corporation Commission (“OCC”) issued an order confirming that the Company was delivering savings to its customers as required under the Settlement Agreement.

        The Company filed a Current Report on Form 8-K on May 5, 2004 to report its results of operations and financial condition for the quarter ended March 31, 2004.

        The Company filed a Current Report on Form 8-K on May 24, 2004 to report the status of negotiations between the Company and PowerSmith relating to finalizing the tentative power sales agreement reached on March 29, 2004.

        The Company filed a Current Report on Form 8-K on June 10, 2004 to report that the Company and PowerSmith reached a power sales agreement on June 8, 2004. The terms of the agreement are subject to approval by the OCC.

        The Company filed a Current Report on Form 8-K on July 9, 2004 to report that the Company received regulatory approval from the FERC to purchase a 77 percent interest in the McClain Plant.

        The Company filed a Current Report on Form 8-K on July 13, 2004 to report that the Company completed its acquisition of the McClain Plant.

        The Company filed a Current Report on Form 8-K on August 4, 2004 to report its results of operations and financial condition for the quarter ended June 30, 2004.

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

August 3, 2004

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

Date: August 3, 2004

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

Date: August 3, 2004

/s/	James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 3, 2004

/s/	Steven E. Moore
Steven E. Moore Chairman of the Board, President and Chief Executive Officer

/s/	James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer