Form 10-Q
period 2005-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2005-08-03
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to_____

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

          As of June 30, 2005, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

June 30,	December 31,
(In millions)	2005	2004

ASSETS
CURRENT ASSETS
Accounts receivable - customers, less reserve of $1.8 and $2.7, respectively	$104.7	$91.7
Accounts receivable - other, net	9.4	13.7
Advances to parent	-	--	26.5
Accrued unbilled revenues	78.2	45.5
Fuel inventories, at LIFO cost	34.7	42.2
Materials and supplies, at average cost	52.5	50.3
Accumulated deferred tax assets	8.8	9.0
Fuel clause under recoveries	38.2	54.3
Recoverable take or pay gas charges	13.4	17.0
Other	2.6	6.0

Total current assets	342.5	356.2

OTHER PROPERTY AND INVESTMENTS, at cost	4.7	4.8

PROPERTY, PLANT AND EQUIPMENT
In service	4,641.8	4,539.0
Construction work in progress	88.5	94.4
Other	1.0	1.0

Total property, plant and equipment	4,731.3	4,634.4
Less accumulated depreciation	2,123.5	2,085.8

Net property, plant and equipment	2,607.8	2,548.6

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	30.5	30.9
Intangible asset - unamortized prior service cost	31.8	31.8
Prepaid benefit obligation	70.4	67.2
Price risk management	3.9	3.9
McClain Plant expenses	24.5	11.0
Unamortized loss on reacquired debt	20.4	21.0
Unamortized debt issuance costs	5.3	5.5
Other	2.2	3.3

Total deferred charges and other assets	189.0	174.6

TOTAL ASSETS	$3,144.0	$3,084.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

June 30,	December 31,
(In millions)	2005	2004

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$68.2	$45.4
Accounts payable - other	72.5	93.0
Advances from parent	44.4	-	--
Customers’ deposits	45.2	45.6
Accrued taxes	21.9	20.4
Accrued interest	16.5	16.4
Tax collections payable	9.8	7.1
Accrued vacation	12.2	11.6
Price risk management	-	--	0.1
Gas imbalances	-	--	0.1
Provision for payments of take or pay gas	17.4	21.0
Other	18.7	21.4

Total current liabilities	326.8	282.1

LONG-TERM DEBT	847.2	847.2

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	158.8	155.5
Accumulated deferred income taxes	589.2	570.4
Accumulated deferred investment tax credits	34.3	36.8
Accrued removal obligations, net	120.2	122.2
Asset retirement obligation	1.1	1.1
Other	6.0	6.5

Total deferred credits and other liabilities	909.6	892.5

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.5	665.5
Retained earnings	459.0	461.0
Accumulated other comprehensive loss, net of tax	(64.1)	(64.1)

Total stockholder’s equity	1,060.4	1,062.4

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,144.0	$3,084.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004

OPERATING REVENUES	$394.1	$411.5	$695.1	$715.8

COST OF GOODS SOLD	215.9	242.9	390.9	426.1

Gross margin on revenues	178.2	168.6	304.2	289.7
Other operation and maintenance	79.7	71.5	157.1	143.0
Depreciation	31.4	30.3	64.5	62.2
Taxes other than income	12.1	11.8	24.8	24.5

OPERATING INCOME	55.0	55.0	57.8	60.0

OTHER INCOME (EXPENSE)
Other income	0.3	0.6	1.0	1.0
Other expense	(0.3)	(0.7)	(0.8)	(1.2)

Net other income (expense)	-	--	(0.1)	0.2	(0.2)

INTEREST INCOME (EXPENSE)
Interest income	-	--	-	--	1.6	0.2
Interest on long-term debt	(10.1)	(9.0)	(19.8)	(18.1)
Allowance for borrowed funds used during construction	0.7	0.2	1.3	0.3
Interest on short-term debt and other interest charges	(0.3)	(0.8)	(0.9)	(1.5)

Net interest expense	(9.7)	(9.6)	(17.8)	(19.1)

INCOME BEFORE TAXES	45.3	45.3	40.2	40.7

INCOME TAX EXPENSE	15.6	14.9	12.2	10.3

NET INCOME	$29.7	$30.4	$28.0	$30.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30,
(In millions)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$28.0	$30.4
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	64.5	62.2
Deferred income taxes and investment tax credits, net	17.2	(5.8)
Gain on sale of assets	(0.2)	-	--
Price risk management liabilities	(0.1)	-	--
Other assets	(10.9)	(28.9)
Other liabilities	(5.5)	0.6
Change in certain current assets and liabilities
Accounts receivable - customers, net	(13.0)	15.2
Accounts receivable - other, net	4.3	1.1
Accrued unbilled revenues	(32.7)	(28.2)
Fuel, materials and supplies inventories	5.3	(9.4)
Fuel clause under recoveries	16.1	(5.3)
Other current assets	7.0	3.6
Accounts payable	(20.5)	13.5
Accounts payable - affiliates	36.7	50.2
Customers’ deposits	(0.4)	5.1
Accrued taxes	1.5	(0.2)
Accrued interest	0.1	(0.1)
Fuel clause over recoveries	-	--	(32.4)
Other current liabilities	(3.1)	2.5

Net Cash Provided from Operating Activities	94.3	74.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(121.6)	(104.4)
Proceeds from sale of assets	0.4	-	--

Net Cash Used in Investing Activities	(121.2)	(104.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt, net	70.9	90.7
Dividends paid on common stock	(44.0)	(58.0)

Net Cash Provided from Financing Activities	26.9	32.7

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	--	2.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	--	4.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	--	$6.4

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

        In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2005 and December 31, 2004, the results of its operations for the three and six months ended June 30, 2005 and 2004, and the results of its cash flows for the six months ended June 30, 2005 and 2004, have been included and are of a normal recurring nature.

        Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

Accounting Records

        The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the OCC and the APSC. Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides that certain actual or anticipated costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management’s expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. Excluding recoverable take or pay gas charges and the McClain Plant expenses (operating and maintenance expenses, depreciation, ad valorem taxes and interest on debt) in the table on the following page, regulatory assets are being amortized and reflected in rates charged to customers over periods of up to 30 years.

        The Company records certain actual or anticipated costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates.

        The following table is a summary of the Company’s regulatory assets and liabilities at:

June 30,	December 31,
(In millions)	2005	2004

Regulatory Assets
Fuel clause under recoveries	$38.2	$54.3
Income taxes recoverable from customers, net	30.5	30.9
McClain Plant expenses	24.5	11.0
Unamortized loss on reacquired debt	20.4	21.0
Recoverable take or pay gas charges	13.4	17.0
Arkansas transition costs	0.1	0.7
January 2002 ice storm	-	--	1.8
Miscellaneous	1.0	0.6

Total Regulatory Assets	$128.1	$137.3

Regulatory Liabilities
Accrued removal obligations, net	$120.2	$122.2
Estimated refund on gas transportation and storage case	9.0	6.9
Estimated refund on FERC fuel	1.0	1.0

Total Regulatory Liabilities	$130.2	$130.1

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

Income Taxes

        The Company is a member of an affiliated group that files consolidated income tax returns. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Federal investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. Amortization of the federal investment tax credits was approximately $1.3 million for each of the three month periods ended June 30, 2005 and 2004 and was approximately $2.6 million for each of the six month periods ended June 30, 2005 and 2004 and are recorded as income tax benefits in the Condensed Statements of Income.

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

        The Company has an Oklahoma investment tax credit (“ITC”) carryover of approximately $5.5 million. These ITC carryover amounts will begin expiring in the year 2017. During 2005, additional investment tax credits of approximately $3.8 million are expected to be generated. The Company believes that, based on current projections, the full $9.3 million of these ITC amounts will be fully utilized in 2006.

        In June 2005, Energy Corp. filed amended Oklahoma and Arkansas state income tax returns for the years 1993 through 2003.  The returns were filed to reflect changes resulting from Internal Revenue Service audit adjustments as well as additional Oklahoma investment tax credits for assets placed into service prior to 2001. The Company anticipates receiving approximately $1.2 million of Oklahoma investment tax credit refunds and approximately $2.6 million of state income tax refunds by the end of 2005.

Related Party Transactions

        Energy Corp. allocated operating costs to the Company of approximately $22.4 million and $23.0 million during the three months ended June 30, 2005 and 2004, respectively, and allocated approximately $43.8 million and $44.9 million during the six months ended June 30, 2005 and 2004, respectively. Energy Corp. allocates operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. Where more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, operating income and assets. The Company believes this method provides a reasonable basis for allocating common expenses.

        During the three months ended June 30, 2005 and 2004, the Company paid Enogex approximately $8.7 million and $8.5 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During the six months ended June 30, 2005 and 2004, the Company paid Enogex approximately $17.4 million and $17.1 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During the three months ended June 30, 2005 and 2004, the Company paid Enogex approximately $3.2 million and $3.8 million, respectively, for natural gas storage services. During the six months ended June 30, 2005 and 2004, the Company paid Enogex approximately $6.3 million and $7.0 million, respectively, for natural gas storage services. During the three months ended June 30, 2005 and 2004, the Company also recorded natural gas purchases from Enogex of approximately $20.8 million and $19.3 million, respectively. During the six months ended June 30, 2005 and 2004, the Company also recorded natural gas purchases from Enogex of approximately $30.8 million and $19.3 million, respectively. Approximately $14.1 million and $8.4 million were recorded at June 30, 2005 and December 31, 2004, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities. See Note 9 for a discussion of the gas transportation and storage contract between the Company and Enogex.

        During the three months ended June 30, 2005 and 2004, the Company made no advances to Energy Corp. The Company recorded interest income from Energy Corp. for advances made by the Company to Energy Corp. of approximately $0.1 million for each of the six month periods ended June 30, 2005 and 2004.

        The Company recorded interest expense to Energy Corp. for advances made by Energy Corp. to the Company of approximately $0.1 million for each of the three month periods ended June 30, 2005 and 2004. During the six months ended June 30, 2005 and 2004, the Company recorded interest expense of approximately $0.2 million and $0.1 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

        During the three months ended June 30, 2005 and 2004, the Company paid approximately $15.0 million and $29.1 million, respectively, in dividends to Energy Corp. During the six months ended June 30, 2005 and 2004, the Company paid approximately $44.0 million and $58.0 million, respectively, in dividends to Energy Corp.

Reclassifications

        Certain prior year amounts have been reclassified on the financial statements to conform to the 2005 presentation.

2.    Accounting Pronouncement

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Adoption of SFAS No. 154 is required for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will adopt this new standard effective January 1, 2006.

3.    Accumulated Other Comprehensive Loss

        There were no items of other comprehensive income for the three and six months ended June 30, 2005 and 2004. Accumulated other comprehensive loss at both June 30, 2005 and December 31, 2004 included an after tax loss ($104.6 million pre-tax and $64.1 million after tax) related to a minimum pension liability adjustment based on a review of the funded status of Energy Corp.’s pension plan by Energy Corp.’s actuarial consultants as of December 31, 2004. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter.

4.    Supplemental Cash Flow Information

        The following table discloses information about investing and financing activities that affect recognized assets and liabilities but which do not result in cash receipts or payments.

	Six Months Ended June 30,
(In millions)	2005		2004

NON-CASH INVESTING AND FINANCING ACTIVITIES
Change in fair value of long-term debt due to interest rate swap	$-	--	$(1.3)

5.    Long-Term Debt

        At June 30, 2005, the Company is in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

        The Company has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES		DATE DUE	AMOUNT

Variable %		Garfield Industrial Authority, January 1, 2025	$47.0
Variable %		Muskogee Industrial Authority, January 1, 2025	32.4
Variable %		Muskogee Industrial Authority, June 1, 2027	56.0

	Tot	al (redeemable during next 12 months)	$135.4

        All of these Bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the Bond by delivering an irrevocable notice to the tender agent stating the principal amount of the Bond, payment instructions for the purchase price and the business day the Bond is to be purchased. The repayment option may only be exercised by the holder of a Bond for the principal amount. When a tender notice has been received by the trustee, a third party remarketing agent for the Bonds will attempt to remarket any Bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of Bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such Bonds, the Company is obligated to repurchase such unremarketed Bonds. The Company has sufficient liquidity to meet these obligations.

Interest Rate Swap Agreement

Fair Value Hedge

        At June 30, 2005 and December 31, 2004, the Company had one outstanding interest rate swap agreement that qualified as a fair value hedge effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards. This interest rate swap qualified as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133.

        At June 30, 2005 and December 31, 2004, the fair value pursuant to the interest rate swap was approximately $3.9 million and the fair value hedge was classified as Deferred Charges and Other Assets – Price Risk Management in the Condensed Balance Sheets. A corresponding net increase of approximately $3.9 million was reflected in Long-Term Debt at June 30, 2005 and December 31, 2004 as this fair value hedge was effective at June 30, 2005 and December 31, 2004.

Debt Issuance

        The Company’s 7.125 percent $110 million long-term debt series matures on October 15, 2005. The Company currently expects to replace this maturing debt with new debt later this year.

6.    Short-Term Debt

        At June 30, 2005, the Company had approximately $44.4 million in outstanding advances from Energy Corp. At December 31, 2004, the Company had approximately $26.5 million in outstanding advances to Energy Corp. and no commercial paper outstanding. The following table shows Energy Corp.’s and the Company’s lines of credit in place, commercial paper outstanding and available cash at June 30, 2005. At June 30, 2005, Energy Corp.’s short-term borrowings consisted of borrowings on its revolving credit agreement and commercial paper.

Lines of Credit, Commercial Paper and Available Cash (In millions)

Entity	Amount Available	Amount Outstanding	Maturity

Energy Corp.	$ 15.0	$ ---	April 6, 2006 (A)
The Company (B)	100.0	---	October 20, 2009 (C)
Energy Corp. (D)	450.0	222.7	October 20, 2009 (C)

	565.0	222.7
Cash	---	N/A	N/A

Total	$ 565.0	$ 222.7

(A) In April 2005, Energy Corp. renewed its $15.0 million credit facility, shown in the table above, which matures April 6, 2006.
(B) No borrowings were outstanding at June 30, 2005 under this line of credit; however, $0.2 million of this line of credit supports a letter of credit.
(C) Each of the credit facilities has a five-year term with two options to extend the term for one year.
(D) This bank facility is available to back up a maximum of $300.0 million of Energy Corp.’s commercial paper borrowings and can be used as a letter of credit facility. At June 30, 2005, Energy Corp. had approximately $85.0 million in outstanding borrowings under this line of credit and approximately $137.7 million in commercial paper borrowings.

        Energy Corp.’s and the Company’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions. Their respective back-up lines of credit contain pricing grids based on our credit ratings that cause annual fees and borrowing rates to increase if they suffer an adverse ratings impact. The impact of any future downgrades would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes.

        Unlike Energy Corp. and Enogex, the Company must obtain regulatory approval from the FERC in order to borrow on a short-term basis. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time for a two-year period beginning January 1, 2005 and ending December 31, 2006.

7.    Retirement Plans and Postretirement Benefit Plans

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

Net Periodic Benefit Cost

	Pension Plan and Restoration of Retirement Income Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004

Service cost	$3.2	$2.8	$6.4	$5.6
Interest cost	6.1	6.1	12.3	12.2
Return on plan assets	(6.9)	(6.4)	(13.7)	(12.7)
Amortization of net loss	2.9	2.4	5.8	4.8
Amortization of unrecognized prior service cost	1.4	1.3	2.6	2.6

Net periodic benefit cost	$6.7	$6.2	$13.4	$12.5

	Postretirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004

Service cost	$0.5	$0.5	$1.1	$1.0
Interest cost	2.2	2.4	4.4	4.8
Return on plan assets	(1.4)	(1.4)	(2.7)	(2.7)
Amortization of transition obligation	0.7	0.7	1.3	1.3
Amortization of net loss	1.2	1.2	2.3	2.3
Amortization of unrecognized prior service cost	0.4	0.4	0.8	0.8

Net periodic benefit cost	$3.6	$3.8	$7.2	$7.5

Pension Plan Funding

        Energy Corp. plans to contribute approximately $32.0 million in 2005 to its pension plan, which represents Energy Corp.’s 2004 pension expense, of which approximately $24.8 million is expected to be allocated to the Company. During the second quarter of 2005, Energy Corp. funded approximately $21.3 million to the pension plan, of which approximately $16.5 million was allocated to the Company. The remaining expected contributions to the pension plan in 2005, anticipated to be in the form of cash in the third quarter, are discretionary contributions and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

8.    Commitments and Contingencies

        Except as set forth below and in Note 9, the circumstances set forth in Note 12 to the Company’s Condensed Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 and in Note 9 to the Company’s Condensed Financial Statements included in the Company’s Form 10-Q for the quarter ended March 31, 2005, appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Natural Gas Measurement Case

        As reported in Note 12 to the Company’s Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004 and in Note 9 to the Company’s Form 10-Q for the quarter ended March 31, 2005, the Company has been involved in legal proceedings filed by Jack J. Grynberg in federal courts related to natural gas measurement. A ruling in this case by the special master was received in May 2005 which dismissed the Company and all Enogex parties named in these proceedings. This ruling may be appealed.

Environmental Laws and Regulations

Air

        While the United States has withdrawn its support of the Kyoto Protocol on global warming, legislation has been considered that would limit carbon dioxide (“CO2”) emissions. In June 2005, Senators McCain and Lieberman attempted to attach a CO2 reduction requirement to the federal Energy Bill; however, this attempt failed. If legislation is passed requiring mandatory reductions, this could have a tremendous impact on all coal-fired electric utilities, including the Company’s operations by requiring the Company to significantly reduce the use of coal as a fuel source.

        On March 25, 2005, the Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. The CAMR requires reductions in mercury in two phases, phase I beginning in 2010 and phase II in 2018. The CAMR is based on the cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that the Company will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR will also require continuous monitoring of mercury emissions from the Company’s coal-fired boilers beginning in 2009. The cost to the Company of the CAMR has not yet been established because monitoring technology is still being developed. However, the cost to comply with the CAMR will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

        In 1997, the EPA finalized revisions to the ambient ozone and fine particulate standards. After a court challenge, which delayed implementation, the EPA has now begun to finalize the implementation process. Based on the most recent monitoring data, the EPA has designated Oklahoma “in attainment” with both standards. However, on June 21 and 22, 2005, both Tulsa and Oklahoma City exceeded the 8-hour ozone standard. If Tulsa and Oklahoma City continue to exceed the ozone standard for the next three ozone seasons, they could face redesignation to non-attainment status. To help avoid redesignation, both Tulsa and Oklahoma City have entered into an “Early Action Compact” with the EPA whereby voluntary measures will be enacted to reduce ozone. Minimal impact on the Company’s operations is expected.

        In July 1999, the EPA first issued regulations concerning regional haze. On June 15, 2005, the EPA issued final amendments to its 1999 rule. These regulations are intended to protect visibility in national parks and wilderness areas throughout the United States.  In Oklahoma, the Wichita Mountains are the only area covered under the regulation. However, Oklahoma’s impact on parks in other states must also be evaluated. Sulfates and nitrate aerosols (both emitted from coal-fired boilers) can lead to the degradation of visibility. The state of Oklahoma has joined with eight other central states and has begun to finalize the process of determining what, if any, impact emission sources in Oklahoma have on national parks and wilderness areas. This study is expected to be completed and any compliance strategies adopted by January 2008. If an impact is determined and the regulations remain in effect, then significant capital expenditures could be required for both the Sooner and Muskogee generating stations.

        On June 21, 2005 the Oklahoma Department of Environmental Quality (“ODEQ”) adopted new regulations dealing with the emission of toxic air contaminants. It is anticipated at this time that the impact on the Company will be minimal. However, if the ODEQ were to identify high concentrations of any toxic contaminants near the Company facilities, significant expenses could be incurred.

Other

        In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Financial Statements. Except as otherwise stated above, in Note 9 below, in Item 1 of Part II of this Form 10-Q, in Notes 9 and 10 of Notes to Condensed Financial Statements in the Company’s Form 10-Q for the quarter ended March 31, 2005, in Item 1 of Part II of that report, in Notes 12 and 13 of Notes to Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004 and in Item 3 of that report, management, after consultation with legal counsel, does not anticipate that liabilities arising out of currently pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. This assessment of currently pending or threatened lawsuits is subject to change.

9.    Rate Matters and Regulation

        Except as set forth below, the circumstances set forth in Note 13 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 and in Note 10 to the Company’s Condensed Financial Statements included in the Company’s Form 10-Q for the quarter ended March 31, 2005, appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

2002 Settlement Agreement

        On November 22, 2002, the OCC signed a rate order containing the provisions of a settlement of the Company’s rate case (the “Settlement Agreement”). The Settlement Agreement provides for, among other items: (i) a $25.0 million annual reduction in the electric rates of the Company’s Oklahoma customers which went into effect January 6, 2003; (ii) recovery by the Company, through rate base, of the capital expenditures associated with the January 2002 ice storm; (iii) the Company to acquire electric generation of not less than 400 megawatts (“MW”) (“New Generation”) to be integrated into the Company’s generation system; and (iv) recovery by the Company, over three years, of the $5.4 million in deferred operating costs, associated with the January 2002 ice storm, through the Company’s rider for sales to other utilities and power marketers (“off-system sales”). Previously, the Company had a 50/50 sharing mechanism in Oklahoma for any off-system sales. The Settlement Agreement provided that the first $1.8 million in annual net profits from the Company’s off-system sales will go to the Company, the next $3.6 million in annual net profits from off-system sales will go to the Company’s Oklahoma customers, and any net profits from off-system sales in excess of these amounts will be credited in each sales year with 80 percent to the Company’s Oklahoma customers and the remaining 20 percent to the Company. During the six months ended June 30, 2005, the Company recovered approximately $1.8 million in annual net profits from off-system sales. Including this amount, the Company has recovered a total of $5.4 million related to the regulatory asset since December 31, 2002, which is in accordance with the Settlement Agreement. In April 2005, the Company began crediting annual net profits from off-system sales to the Company’s Oklahoma customers up to $3.6 million and any annual net profits from off-system sales in excess of this amount will be shared between the Company’s Oklahoma customers and the Company in accordance with the Settlement Agreement.

Acquisition of Power Plant

        On July 9, 2004, the Company completed the acquisition of NRG McClain LLC’s 77 percent interest in the 520 MW NRG McClain Station (the “McClain Plant”). This transaction was intended to satisfy the requirement in the Settlement Agreement to acquire New Generation. The McClain Plant, which includes natural gas-fired combined cycle combustion turbine units, is located near Newcastle, Oklahoma in McClain County, Oklahoma. The McClain Plant began operating in 2001. The owner of the remaining 23 percent interest in the McClain Plant is the Oklahoma Municipal Power Authority (“OMPA”).

        The closing of the purchase of the McClain Plant was subject to approval from the FERC. On July 2, 2004, the FERC authorized the Company to acquire the McClain Plant. The FERC’s approval was based on an offer of settlement in which the Company proposed, among other things, to install certain new transmission facilities and to hire an independent market monitor to oversee the Company’s activity for a limited period. Two other parties, InterGen Services, Inc. and AES Shady Point (“AES”), opposed the Company’s offer of settlement and filed competing offers of settlement. In the July 2, 2004 order, the FERC: (i) approved the Company’s offer of settlement subject to conditions; (ii) rejected the competing offers of settlement; and (iii) approved the Company’s acquisition of the McClain Plant. As part of the July 2, 2004 order, the Company agreed to undertake the following mitigation measures: (i) install a transformer at one of its facilities at a cost of approximately $9.3 million which was completed in the fourth quarter of 2004; (ii) provide a 600 MW bridge into its control area from the Redbud Energy LP (“Redbud”) plant; and (iii) hire an independent market monitor to oversee the Company’s activity in its control area. The market monitoring plan is designed to detect any anticompetitive conduct by the Company from operation of its generation resources or its transmission system. The market monitoring function is performed daily and periodic reviews are also performed. To date, the independent market monitor has filed three quarterly reports each covering the quarterly periods subsequent to the McClain Plant acquisition. The report covering the period from April 1, 2005 to June 30, 2005 has not been filed to date. Based on an analysis of transmission congestion data on the Company’s system, along with data on purchases and sales, generation dispatch data and power flows on the Company’s tie lines, the market monitor concluded that the Company did not act in an anticompetitive manner through either dispatch of its generation or operation of its transmission system. Further, in the review of the disposition of requests for transmission service, the independent market monitor detected no problems with access to the Company’s transmission system. Additionally, the Company’s operations under the ongoing mitigation measures that require the Company to make available transmission capability available to the Redbud power plant for access to the Company system were analyzed. Based on this analysis, the market monitor concluded that the Company has complied with this requirement. The Company completed the installation and implementation of these mitigation measures and notified the FERC in writing on May 31, 2005 that these were completed. The Company’s obligation to make available transmission capacity to the Redbud power plant was also terminated upon implementation of the mitigation measures. One party filed a request for rehearing of the FERC’s July 2, 2004 order. On April 18, 2005, the FERC issued an order denying the party’s request for rehearing. This party, who had 60 days to file a petition for review with the appropriate U.S. Court of Appeals, did not make a filing within this time period.

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

        On April 29, 2003, as required by the Settlement Agreement, the Company filed an application with the OCC in which the Company advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities. The Company will pay Enogex annual demand fees of approximately $46.8 million for the right to transport specified maximum daily quantities (“MDQ”) and maximum hourly quantities (“MHQ”) of gas at various minimum gas delivery pressures depending on the operational needs of the individual generating facility. In addition, the Company supplies system fuel in-kind for its pro-rata share of actual fuel and loss and unaccounted for gas on the transportation system. To the extent the Company transports gas in quantities in excess of the prescribed MDQs or MHQs, it pays an overrun service charge. During the three months ended June 30, 2005 and 2004, the Company paid Enogex approximately $11.9 million and $12.3 million, respectively, for gas transportation and storage services. During the six months ended June 30, 2005 and 2004, the Company paid Enogex approximately $23.7 million and $24.1 million, respectively, for gas transportation and storage services.

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

        Hearings in this case before an administrative law judge (“ALJ”) occurred from September 16-22, 2004. On October 22, 2004, the ALJ overseeing the proceeding recommended approximately $41.9 million annual demand fee recovery with the Company refunding to its customers any demand fees collected in excess of this amount. The ALJ’s recommendation also would have allowed the Company to recover the amounts that Enogex charges the Company (and that the Company pays in kind) for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. The Company and other parties to the proceeding appealed the ALJ’s recommendation on November 1, 2004 and a hearing in this case was held before the OCC on December 7, 2004. On July 14, 2005, the OCC issued an order in this case that, with one exception, approved the recovery recommended by the ALJ. The one exception was that the OCC order disallowed the recovery by the Company of the amount that Enogex charges the Company for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. Over the last three years, this amount has ranged from $1.6 million to $3.7 million annually. The Company currently expects this amount to be between approximately $1.2 million and $1.6 million in 2005. The OCC’s order will require the Company to refund to its Oklahoma customers the difference between the amounts collected from such customers in the past based on an annual rate of $46.8 million for gas transportation and storage services and the $41.9 million annual rate authorized by the OCC’s order. Based on the order, the Company’s refund obligation will be approximately $8.8 million at June 30, 2005, which the Company does not believe is material in light of previously established reserves. A filing will be made with the OCC to determine the exact amount of the refund. The OCC’s order is subject to appeal by any party to the proceedings.

Pending Regulatory Matters

        Currently, the Company has one significant matter pending at the OCC which is a review of its recently filed application for a rate increase in Oklahoma. This matter, as well as several other matters pending before the OCC and the FERC, is discussed below.

Oklahoma Rate Case Filing

        On May 20, 2005, the Company filed with the OCC an application for an annual rate increase of approximately $89.1 million to recover, among other things, its investment in, and the operating expenses of, the McClain Plant. The application also included, among other things, implementation of enhanced reliability programs in the Company’s system and increased fuel oil inventory, the establishment of a separate recovery mechanism for major storm expense, the establishment of new rate classes for public schools and related facilities, the establishment of a military base rider, the establishment of a new low income assistance tariff and the decision to make the guaranteed flat bill pilot tariff permanent for residential and small business customers. In the rate case filing, the Company proposes that new rates go into effect upon issuance of an order by the OCC no later than 180 days from the date of filing of the application. The proposed effective date of the rate change is in January 2006. As provided in the Settlement Agreement, until the Company seeks and obtains approval of a request to increase base rates to recover, among other things, the investment in the McClain Plant, the Company will have the right to accrue a regulatory asset, for a period not to exceed 12 months subsequent to the completion of the acquisition and the operation of the McClain Plant, consisting of the non-fuel operation and maintenance expenses, depreciation, cost of debt associated with the investment and ad valorem taxes. If the OCC were to approve the Company’s requested amount, all prudently incurred costs accrued through the regulatory asset within the 12-month period would be included in the Company’s prospective cost of service and would be recovered over a period to be determined by the OCC. The Company’s rate case application included approximately $25.9 million related to the McClain Plant regulatory asset. At June 30, 2005, the McClain Plant regulatory asset was approximately $24.5 million. The Company completed its acquisition of the McClain Plant on July 9, 2004. Accordingly, the Company ceased accruing various operating and related costs associated with the McClain Plant as a regulatory asset on July 8, 2005 and such costs will now be expensed in the Company’s financial statements. The Company estimates these amounts to be approximately $14.7 million for the six months ended December 31, 2005.

Competitive Bidding and Prudence Reviews for Electric Utility Providers

        On March 10, 2005, the OCC filed Cause No. PUD 200500129 regarding “Inquiry of the Oklahoma Corporation Commission into Guidelines for Establishing Rules for Competitive Bidding and Prudence Reviews for Electric Utility Providers.” As an electric utility provider, any such guidelines that were adopted would likely impact the Company. Technical conferences were held in April 2005, and a hearing and deliberations were held in early June. On June 10, 2005, the OCC voted to close this notice of inquiry and directed the OCC Staff to open a rulemaking to address the competitive bidding issue for electric utilities. At this time, the Company cannot determine the impact that this rulemaking could have on its operations.

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2003

        On March 18, 2005, the OCC Staff filed Cause No. PUD 200500140 regarding “Application of the Public Utility Division Director for Public Hearing to Review and Monitor the Company’s  Fuel Adjustment Clause for Calendar Year 2003.” On June 10, 2005, the OCC voted to combine this case with the Company’s recently filed rate case discussed above.

Power Purchase Agreement Filings

        On February 4, 2005, Chermac Energy Corporation (“Chermac”) and Sleeping Bear, LLC filed an application at the OCC (Cause No. PUD 200500059) seeking establishment of purchased power rates and a power purchase agreement with the Company pursuant to the Public Utility Regulatory Policy Act of 1978 (“PURPA”) for Chermac’s proposed Buffalo/Sleeping Bear wind project. On May 11, 2005, the OCC issued an order establishing a procedural schedule for this proceeding with hearings scheduled to begin on December 5, 2005. On May 27, 2005, the Company filed a motion to dismiss this application. That motion is expected to be heard by an ALJ on or after August 15, 2005.

        On April 28, 2005, Chermac and Sleeping Bear, LLC filed a second application at the OCC (Cause No. PUD 200500177) seeking establishment of purchased power rates and a power purchase agreement with the Company pursuant to PURPA for Chermac’s proposed Sleeping Bear South wind project.  On June 10, 2005, the OCC issued an order establishing a procedural schedule for this proceeding with hearings scheduled to begin on January 23, 2006. On July 19, 2005, the Company filed a motion to dismiss this application. That motion is expected to be heard by an ALJ on or after August 15, 2005.

Arkansas Rate Case Filing

        The Company is currently developing the information necessary to determine if a rate case filing in Arkansas is justified. The Company expects to make a decision whether to file a rate case in Arkansas late in the third quarter of 2005.

Southwest Power Pool

        The regional state committee, which is comprised of commissioners of the applicable state regulatory commissions, finished its process of formulating a methodology for funding transmission expansion in the Southwest Power Pool (“SPP”) control area by allocating costs of transmission expansion to the SPP members who benefit. The SPP Board of Directors adopted this plan and filed it with the FERC on February 28, 2005, Docket No. ER05-652. The FERC conditionally accepted the plan on April 21, 2005 with an effective date of May 5, 2005. Also, the SPP is in the process of developing a process, required by the FERC, to create an imbalance energy market which will require cash settlements for over or under generation. Each SPP member will be responsible for monitoring its generation in its control area on an hourly basis and periodically submitting this information to the SPP, who will then provide settlement statements to each of the SPP members. The implementation date of the imbalance energy market requirements, which was initially planned to be effective October 1, 2005, has been suspended. The SPP Board of Directors voted on April 26, 2005 to make the implementation effective no later than March 1, 2006. On June 15, 2005, the SPP made a tariff filing in this matter. On July 26, 2005, the SPP Board of Directors voted to delay the implementation of the imbalance energy market requirements to May 1, 2006.

Market-Based Rate Authority

        On December 22, 2003, the Company and OGE Energy Resources, Inc. (“OERI”) filed a triennial market power update based on the supply margin assessment test. On April 14, 2004, the FERC issued: (1) interim requirements for the FERC jurisdictional electric utilities who have been granted authority to make wholesale sales at market-based rates; and (2) an order initiating a new rulemaking on future market-based rates authorizations. The interim method for analyzing generation market power requires two assessments – whether the utility is a pivotal supplier based on a control area’s annual peak demand and whether the utility exceeds certain market share thresholds on a seasonal basis. If an applicant fails to pass either assessment, the FERC will presume that the utility can exercise generation market power and will initiate an investigation into the scope of the applicant’s market power. The FERC will allow a utility to rebut that presumption through the submission of additional information. If an applicant is found to have generation market power, the applicant must propose a market power mitigation plan. The new interim assessment methods are applicable to all pending initial market-based rate applications and triennial reviews pending the rulemaking described below. On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address the two interim tests described above. In the rulemaking proceeding, the FERC is seeking comments on the adequacy of the FERC’s current analysis of market-based rate filings, including the adequacy of the new “interim” assessment of generation market power. The Company and OERI submitted a compliance filing to the FERC on February 7, 2005 which shows the impact of the new requirements on the Company and OERI. In the compliance filing, the Company and OERI passed the pivotal supplier screen but failed to pass the market share screen. The Company and OERI provided an explanation as to why its failure of the market share screen should not be viewed as an indication that they can exercise generation market power. One party, Redbud, protested the Company and OERI filing and proposed that the FERC require the Company to adopt an economic dispatch program as a means to mitigate the Company’s and OERI’s generation market power. On March 15, 2005, the Company and OERI responded to Redbud’s protest. In that response the Company and OERI reiterated that the information they initially filed demonstrates that they cannot exercise market power and that Redbud’s proposal is beyond the scope of the proceeding. Another party, AES, has requested intervention in this case in protest. In June 2005, the FERC granted the Redbud and AES interventions.

        On June 7, 2005, the FERC issued an order on the Company’s and OERI’s market-based rate filing.  Because the Company and OERI failed the market share screen for the Company’s control area, the FERC set the Company’s and OERI’s market-based sales in the Company’s control area for investigation pursuant to Section 206 of the Federal Power Act to investigate whether the Company and OERI may continue to sell power at market-based rates in the Company’s control area. The initiation of the investigation and imposition of the filing requirements do not constitute a finding that the Company and OERI can exercise market power. The Company and OERI have been requested to provide additional information that demonstrates to the FERC that they cannot exercise market power in the first-tier markets as well.  However, the order conditionally allows the Company and OERI to sell power in first-tier markets subject to the Company and OERI providing additional information that clearly shows that they pass the market share screen for the first-tier markets. The Company and OERI provided that additional information on July 7, 2005. By August 8, 2005, the Company and OERI must either: (1) submit a delivered price test; (2) submit a mitigation proposal tailored to its specific circumstances that would eliminate the ability to exercise market power; or (3) inform the FERC that they will adopt the default cost-based rates described in the FERC’s April 14, 2004 order in AEP Power Marketing. The FERC expects to conclude the investigation into the Company’s and OERI’s market-based rates by October 31, 2005.

National Energy Legislation

        In recent days, Congress passed a comprehensive energy bill, portions of which are of interest to the Company and to the industry. The bill has been sent to the President and is awaiting his signature before it becomes law. There are several provisions in the bill that may have a positive impact on the Company. Provisions minimizing the risk of future uneconomic purchased power contracts forced on the Company under PURPA, tax incentives for investment in electric transmission and gas pipeline systems, mandatory reliability requirements by the North American Electric Reliability Council with oversight by the FERC and improved FERC siting authority for construction of electric transmission in disputed areas are included in the bill. Another significant provision for the utility industry is the repeal of the Public Utility Holding Company Act of 1935. This provision appears to have little impact on the operations of the Company.

State Legislative Initiatives

Oklahoma

        In the 2005 legislative session, House Bills 1910 and 1386 were introduced that may have an impact on the Company. House Bill 1910 which proposed that electric utilities: (i) be granted the certainty of knowing that costs of transmission upgrades assigned by a regional transmission organization will be recoverable, (ii) be granted the certainty of knowing that costs for a pre-approved plan to handle state and federally mandated environmental upgrades will be recoverable; and (iii) be able to seek pre-approval for generation construction projects, passed the legislature and was signed into law in May 11, 2005, at which time it became effective. House Bill 1386 proposed that utilities be able to continue to serve and expand, if so desired, in service territories in which they currently serve but which a municipality annexes. Currently, there is some legal uncertainty as to whether utilities can expand in an area described above. House Bill 1386 would have removed that uncertainty, but the bill failed to be heard for a final vote in the Senate so it will carry over in its current form in the next legislative session beginning February 2006.

Arkansas

        In April 1999, Arkansas passed a law (the “Restructuring Law”) calling for restructuring of the electric utility industry at the retail level. The Restructuring Law, which had initially targeted customer choice of electricity providers by January 1, 2002, was repealed in March 2003 before it was implemented. As part of the repeal legislation, electric public utilities were permitted to recover transition costs. The Company incurred approximately $2.4 million in transition costs necessary to carry out its responsibilities associated with efforts to implement retail open access. On January 20, 2004, the APSC issued an order which authorized the Company to recover approximately $1.9 million in transition costs over an 18-month period beginning February 2004. At June 30, 2005, the Company has recovered approximately $1.8 million and expects to fully recover the remaining $0.1 million in July 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Summary of Operating Results

Quarter ended June 30, 2005 as compared to quarter ended June 30, 2004

        The Company reported net income of approximately $29.7 million and $30.4 million for the three months ended June 30, 2005 and 2004, respectively.

Six months ended June 30, 2005 as compared to six months ended June 30, 2004

        The Company reported net income of approximately $28.0 million and $30.4 million for the six months ended June 30, 2005 and 2004, respectively.

Regulatory Matters

        As part of the settlement of the Company’s rate case in November 2002 (the “Settlement Agreement”), the Company agreed to consider competitive bidding as a basis to select its provider for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the Settlement Agreement. Although the prescribed bidding process detailed in the Settlement Agreement provided that separate transportation services be bid for each generation facility, the Company believed that, in order for it to achieve maximum coal generation, to deliver the lowest cost energy to its customers and to ensure reliable electric service, it must have integrated, firm no-notice load following service for both gas transportation and gas storage. Because the required integrated service was not available in the marketplace from parties other than Enogex, on April 29, 2003, the Company filed an application with the OCC in which the Company advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities. The Company will pay Enogex annual demand fees of approximately $46.8 million for the right to transport specified maximum daily quantities (“MDQ”) and maximum hourly quantities (“MHQ”) of gas at various minimum gas delivery pressures depending on the operational needs of the individual generating facility. In addition, the Company supplies system fuel in-kind for its pro-rata share of actual fuel and loss and unaccounted for gas on the transportation system. To the extent the Company transports gas in quantities in excess of the prescribed MDQs or MHQs, it pays an overrun service charge. During the three months ended June 30, 2005 and 2004, the Company paid Enogex approximately $11.9 million and $12.3 million, respectively, for gas transportation and storage services. During the six months ended June 30, 2005 and 2004, the Company paid Enogex approximately $23.7 million and $24.1 million, respectively, for gas transportation and storage services.

        On July 14, 2005, the OCC issued an order in this case that, with one exception, approved the recovery recommended by the administrative law judge overseeing the proceeding. The one exception was that the OCC order disallowed the recovery by the Company of the amount that Enogex charges the Company for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. Over the last three years, this amount has ranged from $1.6 million to $3.7 million annually. The Company currently expects this amount to be between approximately $1.2 million and $1.6 million in 2005. The OCC’s order will require the Company to refund to its Oklahoma customers the difference between the amounts collected from such customers in the past based on an annual rate of $46.8 million for gas transportation and storage services and the $41.9 million annual rate authorized by the OCC’s order. Based on the order, the Company’s refund obligation will be approximately $8.8 million at June 30, 2005, which the Company does not believe is material in light of previously established reserves. A filing will be made with the OCC to determine the exact amount of the refund. The OCC order is subject to appeal by any party to the proceedings, some of whom were recommending a recovery below $41.9 million annually. For further information, see Note 9 of Notes to Condensed Financial Statements.

Coal Shipment Disruption

        In July 2005, the Company received notification from Union Pacific Railroad (“Union Pacific”) that, in May 2005, Union Pacific and BNSF Railway (“BNSF”) experienced successive derailments on the jointly-owned rail line serving the Southern Powder River Basin coal producers. According to Union Pacific, these two derailments were caused by track that had become unstable from an accumulation of coal dust in the roadbed combined with unusually heavy rainfall. BNSF, which maintains and operates the line, concluded that a significant part of the railroad must be repaired before normal train operations can resume. While the repairs are underway, Union Pacific will be unable to operate at full capacity from the Powder River Basin. Union Pacific estimates that it will only be able to supply between 80 and 85 percent of the current coal demand needs during the months of July to November until the line is restored to full capacity. As a result, the Company’s burnable coal inventory is projected to decline somewhat through November. However, the Company’s inventory strategy to carry a prudent quantity of inventory for just these situations is expected to permit the Company to conduct normal operations through November without significant adjustments to its fuel mix assuming coal deliveries at the 80 to 85 percent level. The Company has developed contingency plans to handle the situation in case inventory continues to decline beyond November.

Outlook

        Energy Corp.’s 2005 earnings guidance is $149 million to $158 million of net income, or $1.65 to $1.75 per share, assuming approximately 91.0 million average diluted shares outstanding. See “Outlook” in the Company’s Form 10-K for the year ended December 31, 2004 for a description of the underlying assumptions related to the earnings guidance for the Company. The 2005 outlook includes earnings guidance of $106 million to $110 million for the Company. The earnings guidance recognizes that various operating and related expenses of the McClain Plant ceased being treated as a regulatory asset effective July 8, 2005 and will begin being expensed in the Company’s financial statements.

Results of Operations

        The following discussion and analysis presents factors which affected the Company’s results of operations for the three and six months ended June 30, 2005 as compared to the same period in 2004 and the Company’s financial position at June 30, 2005. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Operating income	$55.0	$55.0	$57.8	$60.0
Net income	$29.7	$30.4	$28.0	$30.4

        In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding unusual or infrequent items, the cost of capital and income taxes.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2005		2004		2005		2004
Operating revenues	$394.1		$411.5		$695.1		$715.8
Cost of goods sold	215.9		242.9		390.9		426.1

Gross margin on revenues	178.2		168.6		304.2		289.7
Other operation and maintenance	79.7		71.5		157.1		143.0
Depreciation	31.4		30.3		64.5		62.2
Taxes other than income	12.1		11.8		24.8		24.5

Operating income	$55.0		$55.0		$57.8		$60.0

Operating revenues by classification Residential	$150.0		$151.6		$264.2		$276.6
Commercial	101.4		106.4		171.6		175.5
Industrial	82.2		88.7		147.9		153.6
Public authorities	40.5		42.2		69.6		71.1
Sales for resale	13.7		13.8		26.8		26.4
Provision for refund on gas transportation and storage case	(1.1)		-	--	(2.1)		(6.4)
Other	6.5		8.6		15.8		18.7

System sales revenues	393.2		411.3		693.8		715.5
Off-system sales revenues	0.9		0.2		1.3		0.3

Total operating revenues	$394.1		$411.5		$695.1		$715.8

MWH (A) sales by classification (in millions) Residential	1.9		1.8		3.8		3.7
Commercial	1.5		1.4		2.8		2.7
Industrial	1.8		1.7		3.5		3.4
Public authorities	0.7		0.7		1.3		1.3
Sales for resale	0.4		0.4		0.7		0.7

System sales	6.3		6.0		12.1		11.8
Off-system sales	-	--	-	--	-	--	-	--

Total sales	6.3		6.0		12.1		11.8

Number of customers	739,9	83	729,6	61	739,9	83	729,6	61

Average cost of energy per KWH (B) - cents Fuel	2.8	64	3.1	21	2.6	44	2.6	57
Fuel and purchased power	3.2	16	3.7	34	3.0	23	3.3	56

Degree days (C) Heating
Actual	2	02	1	77	1,8	67	1,9	62
Normal	2	36	2	36	2,1	99	2,2	18
Cooling
Actual	6	44	6	22	6	45	6	40
Normal	5	47	5	47	5	55	5	55

(A)	Megawatt-hour
(B)	Kilowatt-hour
(C)	Degree days are calculated as follows: The high and low degrees of a particular day are added together and then averaged. If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day. If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day. The daily calculations are then totaled for the particular reporting period.

Quarter ended June 30, 2005 as compared to quarter ended June 30, 2004

        The Company’s operating income for the three months ended June 30, 2005 and 2004 remain unchanged at approximately $55.0 million. As described in more detail below, operating income was affected by higher gross margin on revenues (“gross margin”) offset by higher operation and maintenance expenses and higher depreciation expense.

        Gross margin, which is operating revenues less cost of goods sold, was approximately $178.2 million for the three months ended June 30, 2005 as compared to approximately $168.6 million during the same period in 2004, an increase of approximately $9.6 million or 5.7 percent. The gross margin increased primarily due to:

o	warmer weather in the Company’s service territory which increased the gross margin by approximately $5.3 million;
o	growth in the Company’s service territory primarily due to customer growth and increased usage which increased the gross margin by approximately $3.7 million; and
o	the seasonal over collection of revenues related to the cogeneration credit rider, implemented January 1, 2005, which increased the gross margin by approximately $1.9 million as the rider is based on an equal monthly amount of kwh usage as compared to actual kwh usage.

These increases in gross margin were partially offset by:

o	the provision for refund associated with the Company’s gas transportation and storage case which reduced the gross margin by approximately $1.1 million.

        Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $171.6 million for the three months ended June 30, 2005 as compared to approximately $162.5 million during the same period in 2004, an increase of approximately $9.1 million or 5.6 percent. The increase was primarily due to increased generation partially offset by lower average cost of fuel per kwh. Purchased power costs were approximately $44.3 million for the three months ended June 30, 2005 as compared to approximately $80.4 million during the same period in 2004, a decrease of approximately $36.1 million or 44.9 percent. The decrease was primarily due to the Company’s completion of the acquisition of a 77 percent interest in the 520 megawatt (“MW”) NRG McClain Station (the “McClain Plant”) in July 2004, the termination of a power purchase contract in August 2004 which was replaced with a new contract in September 2004 and the scheduled decrease in cogeneration capacity payments for another power purchase contract, which decreases became effective in January 2005.

        Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to the Company’s customers through automatic fuel adjustment clauses. While the regulatory mechanisms for recovering fuel costs differ in Oklahoma, Arkansas and the FERC, in each jurisdiction the costs are passed through to customers and are intended to provide neither an ultimate benefit nor detriment to the Company. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays to Enogex. See Note 9 of Notes to Condensed Financial Statements for a discussion of recently completed proceedings at the OCC regarding the Company’s gas transportation and storage contract with Enogex and a review of the Company’s automatic fuel adjustment clause for 2003.

        Other operating and maintenance expenses were approximately $79.7 million for the three months ended June 30, 2005 as compared to approximately $71.5 million during the same period in 2004, an increase of approximately $8.2 million or 11.5 percent. The increase in other operating and maintenance expenses was primarily due to:

o	higher salaries and wages expense of approximately $3.0 million, higher pension and benefit expense of approximately $1.2 million and higher employee expenses of approximately $0.4 million, primarily due to more capitalized costs during the second quarter of 2004 and increased salary and wage rates; and
o	higher outside services expense of approximately $2.5 million and higher materials and supplies expense of approximately $0.5 million, primarily due to higher expenses for infrastructure projects in the second quarter of 2005 as spending on infrastructure projects in the second quarter of 2004 was postponed as the Company awaited an OCC order regarding whether it had to reduce its rates, effective January 1, 2004.

These increases in other operating and maintenance expenses were partially offset by:

o	lower allocations from the holding company of approximately $0.6 million primarily due to lower miscellaneous corporate expenses.

        Depreciation expense was approximately $31.4 million for the three months ended June 30, 2005 as compared to approximately $30.3 million during the same period in 2004, an increase of approximately $1.1 million or 3.6 percent, primarily due to a higher level of depreciable plant.

Six months ended June 30, 2005 as compared to six months ended June 30, 2004

        The Company’s operating income for the six months ended June 30, 2005 decreased approximately $2.2 million or 3.7 percent as compared to the same period in 2004. As described in more detail below, the decrease in operating income was primarily attributable to higher operation and maintenance expenses and higher depreciation expense partially offset by higher gross margins.

        Gross margin was approximately $304.2 million for the six months ended June 30, 2005 as compared to approximately $289.7 million during the same period in 2004, an increase of approximately $14.5 million or 5.0 percent. The gross margin increased primarily due to:

o	growth in the Company’s service territory primarily due to customer growth and increased usage which increased the gross margin by approximately $8.8 million;
o	the seasonal over collection of revenues related to the cogeneration credit rider, implemented January 1, 2005, which increased the gross margin by approximately $5.3 million as the rider is based on an equal monthly amount of kwh usage as compared to actual kwh usage; and
o	warmer weather in the Company’s service territory which increased the gross margin by approximately $3.6 million.

These increases in gross margin were partially offset by:

o	the provision for refund associated with the Company’s gas transportation and storage case which reduced the gross margin by approximately $2.1 million.

        Fuel expense was approximately $303.9 million for the six months ended June 30, 2005 as compared to approximately $270.5 million during the same period in 2004, an increase of approximately $33.4 million or 12.3 percent. The increase was primarily due to increased generation partially offset by lower average cost of fuel per kwh. Purchased power costs were approximately $87.0 million for the six months ended June 30, 2005 as compared to approximately $155.6 million during the same period in 2004, a decrease of approximately $68.6 million or 44.1 percent. The decrease was primarily due to the Company’s completion of the acquisition of the McClain Plant in July 2004, the termination of a power purchase contract in August 2004 which was replaced with a new contract in September 2004 and the scheduled decrease in cogeneration capacity payments for another power purchase contract, which decreases became effective in January 2005.

        Other operating and maintenance expenses were approximately $157.1 million for the six months ended June 30, 2005 as compared to approximately $143.0 million during the same period in 2004, an increase of approximately $14.1 million or 9.9 percent. The increase in other operating and maintenance expenses was primarily due to:

o	higher salaries and wages expense of approximately $5.7 million, higher pension and benefit expense of approximately $1.6 million and higher employee expenses of approximately $1.0 million, primarily due to more capitalized costs during the first six months of 2004 and increased salary and wage rates; and
o	higher outside services expense of approximately $5.6 million and higher materials and supplies expense of approximately $2.5 million, primarily due to higher expenses for infrastructure projects in the first six months of 2005 as spending on infrastructure projects in the first six months of 2004 was postponed as the Company awaited an OCC order regarding whether it had to reduce its rates, effective January 1, 2004.

These increases in other operating and maintenance expenses were partially offset by:

o	lower allocations from the holding company of approximately $3.5 million primarily due to lower miscellaneous corporate expenses.

        Depreciation expense was approximately $64.5 million for the six months ended June 30, 2005 as compared to approximately $62.2 million during the same period in 2004, an increase of approximately $2.3 million or 3.7 percent, primarily due to a higher level of depreciable plant.

        The decreases in operating income for both the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 is, in management’s judgment, indicative of the need for an increase in the Company’s retail rates. See “Oklahoma Rate Case Filing” in Note 9 of Notes to Condensed Financial Statements for a description of the Company’s recent filing with the OCC to increase its rates in Oklahoma by approximately $89.1 million annually. As indicated in Note 9, the Company ceased accruing various operating and related costs associated with the McClain Plant as a regulatory asset effective July 8, 2005 and will begin expensing these items, which is expected to adversely affect the Company’s operating results until recovery of such expenses is authorized by the OCC. The Company estimates these amounts to be approximately $14.7 million for the six months ended December 31, 2005.

Other Income, Other Expense, Net Interest Expense and Income Tax Expense

        Other income includes, among other things, contract work performed by the Company, non-operating rental income, gain on the sale of assets and miscellaneous non-operating income. Other income was approximately $0.3 million for the three months ended June 30, 2005 as compared to approximately $0.6 million during the same period in 2004, a decrease of approximately $0.3 million or 50.0 percent. The decrease in other income was primarily due to a gain in the second quarter of 2004 of approximately $0.3 million from the sale of land near the Company’s principal executive offices.

        Other expense includes, among other things, expenses from the losses on the sale of assets, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions. Other expense was approximately $0.3 million for the three months ended June 30, 2005 as compared to approximately $0.7 million during the same period in 2004, a decrease of approximately $0.4 million or 57.1 percent. The decrease in other expense was primarily due to a decrease in charitable donations in the second quarter of 2005 of approximately $0.3 million.

        Other expense was approximately $0.8 million for the six months ended June 30, 2005 as compared to approximately $1.2 million during the same period in 2004, a decrease of approximately $0.4 million or 33.3 percent. The decrease in other expense was primarily due to a decrease in charitable donations for the six months ended June 30, 2005 of approximately $0.3 million.

        Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $9.7 million for the three months ended June 30, 2005 as compared to approximately $9.6 million during the same period in 2004, an increase of approximately $0.1 million or 1.0 percent. This increase in net interest expense was primarily due to:

o	an increase in interest expense of approximately $1.0 million due to an increase in variable interest rates associated with the Company’s interest rate swap agreement and variable rate industrial authority bonds.

This increase in net interest expense was partially offset by:

o	a reduction in interest expense of approximately $0.5 million due to an increase in the allowance for borrowed funds used during construction; and
o	a reduction in interest expense of approximately $0.2 million due to lower fees associated with the Company’s credit facility.

        Net interest expense was approximately $17.8 million for the six months ended June 30, 2005 as compared to approximately $19.1 million during the same period in 2004, a decrease of approximately $1.3 million or 6.8 percent. This decrease in net interest expense was primarily due to:

o	an increase in interest income of approximately $1.4 million due to the interest portion of an income tax refund related to prior periods;
o	a reduction in interest expense of approximately $1.0 million due to an increase in the allowance for borrowed funds used during construction; and
o	a reduction in interest expense of approximately 0.5 million due to lower fees associated with the Company’s credit facility.

These decreases in net interest expense were partially offset by:

o	an increase in interest expense of approximately $1.7 million due to an increase in variable interest rates associated with the Company’s interest rate swap agreement and variable rate industrial authority bonds.

        Income tax expense was approximately $15.6 million for the three months ended June 30, 2005 as compared to approximately $14.9 million during the same period in 2004, an increase of approximately $0.7 million or 4.7 percent. The increase in income tax expense was primarily due to:

o	a decrease in Oklahoma state tax credits of approximately $1.0 million during the three months ended June 30, 2005 as compared to the same period in 2004.

This increase in income tax expense was partially offset by:

o	a reduction in other permanent differences.

        Income tax expense was approximately $12.2 million for the six months ended June 30, 2005 as compared to approximately $10.3 million during the same period in 2004, an increase of approximately $1.9 million or 18.4 percent.  The increase in income tax expense was primarily due to:

o	a decrease in Oklahoma state tax credits of approximately $2.7 million during the six months ended June 30, 2005 as compared to the same period in 2004.

This increase in income tax expense was partially offset by:

o	lower pre-tax income for the Company;
o	a reduction in other permanent differences.

Financial Condition

        The balance of Accounts Receivable – Customers was approximately $104.7 million and $91.7 million at June 30, 2005 and December 31, 2004, respectively, an increase of approximately $13.0 million or 14.2 percent. The increase was primarily due to an increase in the Company’s billings to its customers reflecting warmer weather in June 2005 as compared to December 2004.

        The balance of Advances to Parent was approximately $26.5 million at December 31, 2004. There were no outstanding advances to Energy Corp. at June 30, 2005. The decrease was primarily due to payments for ad valorem taxes and bond interest.

        The balance of Accrued Unbilled Revenues was approximately $78.2 million and $45.5 million at June 30, 2005 and December 31, 2004, respectively, an increase of approximately $32.7 million or 71.9 percent. The increase reflects higher seasonal electric rates and increased usage due to warmer weather during June 2005 as compared to December 2004.

        The balance of Fuel Clause Under Recoveries was approximately $38.2 million and $54.3 million at June 30, 2005 and December 31, 2004, respectively, a decrease of approximately $16.1 million or 29.7 percent. The decrease in fuel clause under recoveries was due to the amount billed to the Company’s customers during the six months ended June 30, 2005 exceeding the Company’s cost of fuel. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under or over recovery. The Company expects to recover the fuel clause under recoveries during 2005.

        The balance of Accounts Payable – Affiliates was approximately $68.2 million and $45.4 million at June 30, 2005 and December 31, 2004, respectively, an increase of approximately $22.8 million or 50.2 percent. The increase was primarily due to income tax accruals during the six months ended June 30, 2005.

        The balance of Accounts Payable – Other was approximately $72.5 million and $93.0 million at June 30, 2005 and December 31, 2004, respectively, a decrease of approximately $20.5 million or 22.0 percent. The decrease was primarily due to the payment of ad valorem taxes.

        The balance of Advances from Parent was approximately $44.4 million at June 30, 2005. There were no outstanding advances from Energy Corp. at December 31, 2004. The increase was primarily due to the pension plan funding, bond interest payments, dividend payments and daily operational needs of the Company.

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

Interest Rate Swap Agreement

Fair Value Hedge

        At June 30, 2005 and December 31, 2004, the Company had one outstanding interest rate swap agreement that qualified as a fair value hedge effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards. This interest rate swap qualified as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133.

        At June 30, 2005 and December 31, 2004, the fair value pursuant to the interest rate swap was approximately $3.9 million and the fair value hedge was classified as Deferred Charges and Other Assets – Price Risk Management in the Condensed Balance Sheets. A corresponding net increase of approximately $3.9 million was reflected in Long-Term Debt at June 30, 2005 and December 31, 2004 as this fair value hedge was effective at June 30, 2005 and December 31, 2004.

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

Debt Issuance

        The Company’s 7.125 percent $110 million long-term debt series matures on October 15, 2005. The Company currently expects to replace this maturing debt with new debt later this year.

Pension and Postretirement Benefit Plans

        Energy Corp. plans to contribute approximately $32.0 million in 2005 to its pension plan, which represents Energy Corp.’s 2004 pension expense, of which approximately $24.8 million is expected to be allocated to the Company. During the second quarter of 2005, Energy Corp. funded approximately $21.3 million to the pension plan, of which approximately $16.5 million was allocated to the Company. The remaining expected contributions to the pension plan in 2005, anticipated to be in the form of cash in the third quarter, are discretionary contributions and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

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

Short-Term Debt

        The following table shows Energy Corp.’s and the Company’s lines of credit in place, commercial paper outstanding and available cash at June 30, 2005. At June 30, 2005, Energy Corp.’s short-term borrowings consisted of borrowings on its revolving credit agreement and commercial paper.

Lines of Credit, Commercial Paper and Available Cash (In millions)

Entity	Amount Available	Amount Outstanding	Maturity

Energy Corp.	$ 15.0	$ ---	April 6, 2006 (A)
The Company (B)	100.0	---	October 20, 2009 (C)
Energy Corp. (D)	450.0	222.7	October 20, 2009 (C)

	565.0	222.7
Cash	---	N/A	N/A

Total	$ 565.0	$ 222.7

(A) In April 2005, Energy Corp. renewed its $15.0 million credit facility, shown in the table above, which matures April 6, 2006.
(B) No borrowings were outstanding at June 30, 2005 under this line of credit; however, $0.2 million of this line of credit supports a letter of credit.
(C) Each of the credit facilities has a five-year term with two options to extend the term for one year.
(D) This bank facility is available to back up a maximum of $300.0 million of Energy Corp.’s commercial paper borrowings and can be used as a letter of credit facility. At June 30, 2005, Energy Corp. had approximately $85.0 million in outstanding borrowings under this line of credit and approximately $137.7 million in commercial paper borrowings.

        Energy Corp.’s and the Company’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions. Their respective back-up lines of credit contain pricing grids based on our credit ratings that cause annual fees and borrowing rates to increase if they suffer an adverse ratings impact. The impact of any future downgrades would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes.

        Unlike Energy Corp. and Enogex, the Company must obtain regulatory approval from the FERC in order to borrow on a short-term basis. The Company has the necessary regulatory approvals to incur up to $400 million in short-term borrowings at any one time for a two-year period beginning January 1, 2005 and ending December 31, 2006.

Railcar Lease Agreement

        At December 31, 2004, the Company has a noncancellable operating lease which has purchase options covering 1,464 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units. At the end of the lease term which is March 31, 2006, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If the Company chose not to purchase the railcars and the actual value of the railcars was less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $36 million. The Company is required to provide notice of its intentions related to the current railcar lease agreement by September 30, 2005. The Company expects to enter into a new lease agreement for railcars effective April 1, 2006, which should negate any financial exposure under the current lease agreement.

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

Accounting Pronouncements

        See Note 2 of Notes to Condensed Financial Statements for a discussion of a recent accounting pronouncement that is applicable to the Company.

Electric Competition; Regulation

        The Company has been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although it appears unlikely in the near future that changes will occur to retail regulation in the states served by the Company due to the significant problems faced by California in its electric deregulation efforts and other factors, significant changes are possible, which could significantly change the manner in which the Company conducts its business. These developments at the federal and state levels are described in more detail in Notes 8 and 9 of Notes to Condensed Financial Statements in this Form 10-Q and in the Company’s Form 10-K for the year ended December 31, 2004 and in the Company’s Form 10-Q for the quarter ended March 31, 2005. The Company currently has one important matter pending before the OCC. See Note 9 of Notes to Condensed Financial Statements for a further discussion.

Commitments and Contingencies

        In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as disclosed otherwise in this Form 10-Q, in the Company’s Form 10-K for the year ended December 31, 2004 and in the Company’s Form 10-Q for the quarter ended March 31, 2005, management, after consultation with legal counsel, does not anticipate that liabilities arising out of currently pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. This assessment of currently pending or threatened lawsuits is subject to change. See Notes 8 and 9 of Notes to Condensed Financial Statements and Item 1 of Part II in this Form 10-Q, Notes 12 and 13 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 and Notes 9 and 10 to the Company’s Condensed Financial Statements in the Company’s Form 10-Q for the quarter ended March 31, 2005, for a discussion of the Company’s commitments and contingencies.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

        Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2004 and Part II, Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2005 for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 8 and 9 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company or its subsidiaries and there have been no material changes in the previously reported proceedings.

    1.        As reported in Part I, Item 3 (Legal Proceedings) of the Company’s Form 10-K for the year ended December 31, 2004, the Company has been involved in legal proceedings filed by Jack J. Grynberg in federal courts relating to natural gas measurement. A ruling in this case by the special master was received in May 2005 which dismissed the Company and all Enogex parties named in these proceedings. This ruling may be appealed.

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

        In the Grady case, the plaintiff alleged that the Company breached the terms of several gas purchase contracts in amounts set forth in the contracts. In 2001, the district court rendered a verdict against the Company in the amount of approximately $8.0 million, including pre-judgment interest and attorneys’ fees. The Company filed an appeal and on May 18, 2004, the Court of Appeals issued an opinion reversing the judgment and remanding for a new trial. The appellate court found that the trial court committed reversible error in rejecting a portion of the Company’s interpretation of the commercial well provisions of the gas purchase contracts, and in failing to recognize issues of fact for the jury relating to the Company’s contention regarding the correct initial reserve estimate on one of the natural gas wells, the Thiel No 1-9. In addition, the appellate court made rulings favorable to the Company relating to the statutory measure of damages, the effect of line pressure adjustment provisions in the contracts, and the admission of certain hearsay evidence. The appellate court made rulings favorable to Kaiser-Francis relating to the effect of royalty payment obligations on the amount of damages, the effect of the amount of reserves owned by Kaiser-Francis in the wells on the Company’s gas purchase obligation, the propriety of the award of prejudgment interest, and the Company’s liability for the payment of gross production taxes pertaining to the damages awarded. The appellate court returned an issue relating to the alleged effect of Kaiser-Francis’s failure to make gas available for consideration by the trial court. Finally, the appellate court denied Kaiser-Francis’s request for appeal-related attorney’s fees and costs. On July 6, 2004, the Court of Appeals denied Kaiser-Francis’s motion for rehearing. Both parties filed petitions for certiorari with the Oklahoma Supreme Court for the review of those portions of the appellate court’s opinion unfavorable to each. The Oklahoma Supreme Court denied both parties’ petitions for certiorari on January 10, 2005. Mandate was issued by the Oklahoma Supreme Court on February 4, 2005.  Since then, the Blaine County case has been set for trial beginning January 17, 2006.  The Grady County case has been set for trial beginning October 17, 2005.  Additionally, Kaiser-Francis has filed a motion in the Grady County case asking for permission to amend its petition to include a claim based on the same theories of tort as alleged in the Blaine County case. On May 19, 2005, the trial court denied Kaiser-Francis’ request to amend its petition to add tort claims.

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

Item 6. Exhibits.
Exhibit No.	Description

31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 3, 2005

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

Date: August 3, 2005

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

Date: August 3, 2005

/s/	James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 3, 2005

/s/	Steven E. Moore
Steven E. Moore Chairman of the Board, President and Chief Executive Officer

/s/	James R. Hatfield
James R. Hatfield Senior Vice President and Chief Financial Officer