Form 10-Q
period 2005-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2005-11-04
CIK 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

As of September 30, 2005, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2005	2004

ASSETS
CURRENT ASSETS
Accounts receivable - customers, less reserve of $2.6 and $2.7, respectively	$ 192.6	$ 91.7
Accrued unbilled revenues	63.8	45.5
Accounts receivable - other, net	10.7	13.7
Advances to parent	-	26.5
Fuel inventories, at cost	24.9	42.2
Materials and supplies, at average cost	52.1	50.3
Price risk management	3.6	-
Accumulated deferred tax assets	14.8	9.0
Fuel clause under recoveries	82.5	54.3
Recoverable take or pay gas charges	11.5	17.0
Prepayments and other	5.6	6.0
Total current assets	462.1	356.2

OTHER PROPERTY AND INVESTMENTS, at cost	4.6	4.8

PROPERTY, PLANT AND EQUIPMENT
In service	4,699.5	4,539.0
Construction work in progress	59.8	94.4
Other	1.1	1.0
Total property, plant and equipment	4,760.4	4,634.4
Less accumulated depreciation	2,133.5	2,085.8
Net property, plant and equipment	2,626.9	2,548.6

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	30.3	30.9
Intangible asset - unamortized prior service cost	31.8	31.8
Prepaid benefit obligation	72.0	67.2
Price risk management	-	3.9
McClain Plant deferred expenses	24.9	11.0
Unamortized loss on reacquired debt	20.1	21.0
Unamortized debt issuance costs	5.2	5.5
Other	1.9	3.3
Total deferred charges and other assets	186.2	174.6

TOTAL ASSETS	$ 3,279.8	$ 3,084.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2005	2004

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$ 85.4	$ 45.4
Accounts payable - other	103.5	93.0
Advances from parent	29.1	-
Customers’ deposits	45.3	45.6
Accrued taxes	33.1	20.4
Accrued interest	18.0	16.4
Tax collections payable	11.2	7.1
Accrued vacation	12.0	11.6
Price risk management	-	0.1
Gas imbalances	0.4	0.1
Provision for payments of take or pay gas	15.5	21.0
Other	18.5	21.4
Total current liabilities	372.0	282.1

LONG-TERM DEBT	847.0	847.2

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	160.4	155.5
Accumulated deferred income taxes	597.5	570.4
Accumulated deferred investment tax credits	33.0	36.8
Accrued removal obligations, net	118.3	122.2
Asset retirement obligation	1.1	1.1
Other	5.7	6.5
Total deferred credits and other liabilities	916.0	892.5

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.5	665.5
Retained earnings	543.4	461.0
Accumulated other comprehensive loss, net of tax	(64.1)	(64.1)
Total stockholder’s equity	1,144.8	1,062.4

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 3,279.8	$ 3,084.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

OPERATING REVENUES	$612.9	$535.9	$ 1,308.0	$1,251.7

COST OF GOODS SOLD	328.3	280.9	719.2	707.0
Gross margin on revenues	284.6	255.0	588.8	544.7
Other operation and maintenance	73.0	65.7	230.1	208.7
Depreciation	34.7	30.2	99.2	92.4
Taxes other than income	12.9	11.7	37.7	36.2

OPERATING INCOME	164.0	147.4	221.8	207.4

OTHER INCOME (EXPENSE)
Other income	0.2	4.0	1.2	5.1
Other expense	(1.3)	(0.6)	(2.1)	(1.9)
Net other income (expense)	(1.1)	3.4	(0.9)	3.2

INTEREST INCOME (EXPENSE)
Interest income	0.3	0.2	1.9	0.4
Interest on long-term debt	(12.3)	(9.3)	(32.1)	(27.4)
Allowance for borrowed funds used during construction	0.4	0.9	1.7	1.2
Interest on short-term debt and other interest charges	(3.2)	(0.5)	(4.1)	(2.0)
Net interest expense	(14.8)	(8.7)	(32.6)	(27.8)

INCOME BEFORE TAXES	148.1	142.1	188.3	182.8

INCOME TAX EXPENSE	48.7	50.8	60.9	61.1

NET INCOME	$ 99.4	$ 91.3	$ 127.4	$ 121.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$127.4	$121.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	99.2	92.4
Deferred income taxes and investment tax credits, net	18.7	20.4
Gain on sale of assets	(0.2)	(3.0)
Price risk management liabilities	(0.1)	-
Other assets	(12.0)	(40.8)
Other liabilities	(9.0)	(0.3)
Change in certain current assets and liabilities
Accounts receivable - customers, net	(100.9)	(20.7)
Accounts receivable - other, net	3.0	(1.9)
Accrued unbilled revenues	(18.3)	(29.8)
Fuel, materials and supplies inventories	15.5	2.2
Fuel clause under recoveries	(28.2)	(44.9)
Other current assets	4.0	5.3
Accounts payable	10.5	(1.9)
Accounts payable - affiliates	54.0	69.8
Customers’ deposits	(0.3)	7.9
Accrued taxes	12.7	10.4
Accrued interest	1.6	2.7
Gas imbalance liability	0.3	0.8
Fuel clause over recoveries	-	(32.4)
Other current liabilities	(2.0)	6.7
Net Cash Provided from Operating Activities	175.9	164.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(173.6)	(329.8)
Proceeds from sale of assets	1.1	3.1
Net Cash Used in Investing Activities	(172.5)	(326.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	138.6
Increase in short-term debt, net	55.6	106.6
Dividends paid on common stock	(59.0)	(87.1)
Net Cash (Used in) Provided from Financing Activities	(3.4)	158.1

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(4.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	4.0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ -

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas and is subject to regulation by the Oklahoma Corporation Commission (“”), the Arkansas Public Service Commission (“”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“Energy Corp.”) which is an energy and energy services provider offering physical delivery and management of both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory and is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2005 and December 31, 2004, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and the results of its cash flows for the nine months ended September 30, 2005 and 2004, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

Accounting Records

The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the OCC and the APSC. Additionally, the Company, as a regulated utility, is subject to the accounting principles prescribed by the Financial Accounting Standards Board (“”) Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 provides that certain actual or anticipated costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates. Management’s expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. Excluding recoverable take or pay gas charges and the McClain Plant deferred expenses in the table on the following page, regulatory assets are being amortized and reflected in rates charged to customers over periods of up to 30 years.

The Company records certain actual or anticipated costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates.

The following table is a summary of the Company’s regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2005	2004
Regulatory Assets
Fuel clause under recoveries	$ 82.5	$ 54.3
Income taxes recoverable from customers, net	30.3	30.9
McClain Plant deferred expenses	24.9	11.0
Unamortized loss on reacquired debt	20.1	21.0
Recoverable take or pay gas charges	11.5	17.0
Cogeneration credit rider under recovery	4.1	-
Arkansas transition costs	-	0.7
January 2002 ice storm	-	1.8
Miscellaneous	0.7	0.6
Total Regulatory Assets	$ 174.1	$ 137.3

Regulatory Liabilities
Accrued removal obligations, net	$ 118.3	$ 122.2
Total Regulatory Liabilities	$ 118.3	$ 122.2

In January 2005, a cogeneration credit rider was implemented at the Company as part of the Oklahoma retail customer electric rates in order to return purchase power capacity payment reductions and any change in operating and maintenance expense related to cogeneration previously included in base rates to the Company’s customers. This rider resulted in the seasonal over or under collection of revenues as the rider is based on an equal monthly amount of kilowatt-hour (“”) usage as compared to actual usage. Due to the seasonal rates of the Company’s electric sales, this resulted in a temporary over collection of operating revenues in excess of the reduction in operating and maintenance expense for the first and second quarters of 2005 of approximately $5.9 million and a temporary under collection of operating revenues in excess of the reduction in operating and maintenance expense for the third quarter of 2005 of approximately $10.0 million (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a further discussion). In August 2005, the Company determined that its net income should not be affected by over or under collections on a temporary or permanent basis, and accordingly, any difference should be deferred as a regulatory asset or liability. As a result, in order to better reflect the purchase power capacity payment reductions and any change in operating and maintenance expense related to cogeneration from January 1, 2005 to September 30, 2005, the Company recorded a regulatory asset of approximately $4.1 million in current assets as Prepayments and Other in the Condensed Balance Sheet and a corresponding $4.1 million increase to Operating Revenues in the Condensed Statement of Income. Going forward, the Company expects any over or under collections related to the cogeneration credit rider to be reflected as a regulatory asset or liability.

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

Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Federal investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. Amortization of the federal investment tax credits was approximately $1.3 million for each of the three month periods ended September 30, 2005 and 2004 and was approximately $3.8 million and $3.9 million for the nine months ended September 30, 2005 and 2004, respectively, and are recorded as income tax benefits in the Condensed Statements of Income.

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

The Company has an Oklahoma investment tax credit (“ITC”) carryover of approximately $6.8 million. These ITC carryover amounts will begin expiring in the year 2017. During 2005, additional investment tax credits of approximately $3.8 million are expected to be generated. The Company believes that, based on current projections, the full $10.6 million of these ITC amounts will be fully utilized in 2007.

In June 2005, Energy Corp. filed amended Oklahoma and Arkansas state income tax returns for the years 1993 through 2003. The returns were filed to reflect changes resulting from Internal Revenue Service audit adjustments as well as additional Oklahoma investment tax credits for assets placed into service prior to 2001. During the third quarter of 2005, the Company received approximately $1.6 million of the $3.8 million of state income tax and Oklahoma investment tax credit refunds applied for. The Company expects to receive the remaining $2.2 million by the first quarter of 2006.

Related Party Transactions

Energy Corp. allocated operating costs to the Company of approximately $18.4 million and $20.3 million during the three months ended September 30, 2005 and 2004, respectively, and allocated approximately $62.2 million and $65.2 million during the nine months ended September 30, 2005 and 2004, respectively. Energy Corp. allocates operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. Where more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. The Company adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. The Company believes this method provides a reasonable basis for allocating common expenses.

During the three months ended September 30, 2005 and 2004, the Company paid Inc. and its subsidiaries (“Enogex”) approximately $8.8 million and $8.6 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During the nine months ended September 30, 2005 and 2004, the Company paid Enogex approximately $26.2 million and $25.6 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During the three months ended September 30, 2005 and 2004, the Company paid Enogex approximately $3.2 million and $5.0 million, respectively, for natural gas storage services. During the nine months ended September 30, 2005 and 2004, the Company paid Enogex approximately $9.5 million and $12.1 million, respectively, for natural gas storage services. During the three months ended September 30, 2005 and 2004, the Company also recorded natural gas purchases from Enogex of approximately $35.0 million and $14.2 million, respectively. During the nine months ended September 30, 2005 and 2004, the Company also recorded natural gas purchases from Enogex of approximately $65.8 million and $33.5 million, respectively. Approximately $15.6 million and $8.4 million were recorded at September 30, 2005 and December 31, 2004, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities. See Note 9 for a discussion of the gas transportation and storage contract between the Company and Enogex.

The Company recorded interest income of approximately $0.1 million from Energy Corp. for advances made by the Company for each of the three month periods ended September 30, 2005 and 2004. The Company recorded interest income of approximately $0.2 million from Energy Corp. for advances made by the Company for each of the nine month periods ended September 30, 2005 and 2004.

During the three months ended September 30, 2005 and 2004, the Company recorded interest expense of approximately $0.1 million and $0.4 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. During the nine months ended September 30, 2005 and 2004, the Company recorded interest expense of approximately $0.3 million and $0.5 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

During the three months ended September 30, 2005 and 2004, the Company paid approximately $15.0 million and $29.1 million, respectively, in dividends to Energy Corp. During the nine months ended September 30, 2005 and 2004, the Company paid approximately $59.0 million and $87.1 million, respectively, in dividends to Energy Corp.

Reclassifications

Certain prior year amounts have been reclassified on the Condensed Financial Statements to conform to the 2005 presentation.

2.	Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. This statement applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options or other equity instruments (except for equity instruments held by an employee share ownership plan) or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity’s shares or other equity instruments or (b) that require or may require settlement by issuing the entity’s equity shares or other equity instruments. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. This statement requires a public entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under SFAS No. 123 will apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Adoption of SFAS No. 123(R) is required for public entities as of the beginning of the first annual period beginning after June 15, 2005. The Company will adopt this new standard effective January 1, 2006. Management does not expect the impact of this new standard to have a material effect on its financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” in which an entity is required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. Uncertainty surrounding the timing and method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. However, in some cases, there is insufficient information to estimate the fair value of an asset retirement obligation. In these cases, the liability should be initially recognized in the period in which sufficient information is available for an entity to make a reasonable estimate of the liability’s fair value. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt this new interpretation effective December 31, 2005. Retrospective application for interim financial information is permitted but not required. This interpretation will require both recognition of a cumulative change in accounting principle and disclosure of the liability on a pro forma basis for transition purposes. Management does not expect the impact of this new interpretation to have a material effect on its financial position or results of operations.

3.	Accumulated Other Comprehensive Loss

There were no items of other comprehensive income for the three and nine months ended September 30, 2005 and 2004. Accumulated other comprehensive loss at both September 30, 2005 and December 31, 2004 included an after tax loss ($104.6 million pre-tax and $64.1 million after tax) related to a minimum pension liability adjustment based on a review of the funded status of Energy Corp.’s pension plan by Energy Corp.’s actuarial consultants as of December 31, 2004. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter.

4.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affect recognized assets and liabilities but which do not result in cash receipts or payments.

	Nine Months Ended
	September 30,
(In millions)	2005	2004
NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in fair value of long-term debt due to interest rate swap	$ (0.3)	$ 0.1

5.	Long-Term Debt

At September 30, 2005, the Company is in compliance with all of its debt agreements.

Refinancing of Long-Term Debt

In August 2005, the Company filed a Form S-3 Registration Statement to register the sale of up to $400.0 million of the Company’s unsecured debt securities. On October 15, 2005, the Company paid at maturity its $110 million of 7.125 percent senior notes and redeemed its $110 million of 7.30 percent senior notes due October 15, 2025 at the principal amount plus a $3.6 million premium. The repayments were funded temporarily through the issuance of commercial paper by Energy Corp. and the Company and borrowings under existing credit agreements which the Company intends to replace through the issuance of long-term debt later in 2005.

Long-Term Debt with Optional Redemption Provisions

The Company has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

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

Interest Rate Swap Agreement

Fair Value Hedge

At September 30, 2005, the Company had one outstanding interest rate swap agreement that qualified as a fair value hedge, effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate. The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards. This interest rate swap qualified as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133.

At September 30, 2005 and December 31, 2004, the fair values pursuant to the Company’s interest rate swap were approximately $3.6 million and $3.9 million, respectively, and the fair value hedge was classified as Current Assets – Price Risk Management and Deferred Charges and Other Assets – Price Risk Management, respectively, in the Condensed Balance Sheets. A corresponding net increase of approximately $3.6 million and $3.9 million was reflected in Long-Term Debt at September 30, 2005 and December 31, 2004 as this fair value hedge was effective at September 30, 2005 and December 31, 2004. On September 1, 2005, the counterparty to the Company’s interest rate swap agreement exercised its right to change the termination date of the interest rate swap agreement from October 15, 2025 to October 15, 2005 in conjunction with the early redemption of long-term debt discussed above. On October 17, 2005, the Company received approximately $5.3 million related to the termination of its interest rate agreement of which approximately $1.7 million is related to interest received and approximately $3.6 million is related to canceling the interest rate swap agreement, which will be amortized over the life of the long-term debt the Company intends to issue later in 2005.

6.	Short-Term Debt

At September 30, 2005, the Company had approximately $29.1 million in outstanding advances from Energy Corp. At December 31, 2004, the Company had approximately $26.5 million in outstanding advances to Energy Corp. and no commercial paper outstanding. The following table shows Energy Corp.’s and the Company’s lines of credit in place, commercial paper outstanding and available cash at September 30, 2005. At September 30, 2005, Energy Corp.’s short-term borrowings consisted of commercial paper.

Lines of Credit, Commercial Paper and Available Cash (In millions)

Entity	Amount Available	Amount Outstanding	Average Interest Rate	Maturity
Energy Corp.	$ 15.0	$ -	N/A	April 6, 2006
The Company (A)	150.0	-	N/A	September 30, 2010 (B)
Energy Corp. (C)	600.0	238.5	3.875%	September 30, 2010 (B)
	765.0	238.5	N/A
Cash	-	N/A	N/A	N/A
Total	$ 765.0	$ 238.5	3.875%
(A) No borrowings were outstanding at September 30, 2005 under this line of credit; however, $0.2 million of this line of credit supports a letter of credit.

(B) On September 30, 2005, Energy Corp. and the Company entered into revolving credit agreements totaling $750 million. These agreements include two separate facilities, one for Energy Corp. in an amount up to $600 million and one for the Company in an amount up to $150 million. Each of the credit facilities has a five-year term with two options to extend the term for one year.

(C) This bank facility is available to back up a maximum of $300.0 million of Energy Corp.’s commercial paper borrowings and can be used as a letter of credit facility. At September 30, 2005, Energy Corp. had approximately $238.5 million in commercial paper borrowings.

Energy Corp.’s and the Company’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions. Their respective back-up lines of credit contain pricing grids based on our credit ratings that cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrades would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes.

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

Net Periodic Benefit Cost

	Pension Plan and
	Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Service cost	$ 3.1	$ 2.8	$ 9.5	$ 8.4
Interest cost	6.1	6.1	18.4	18.3
Return on plan assets	(6.8)	(6.4)	(20.5)	(19.1)
Amortization of net loss	3.0	2.5	8.8	7.3
Amortization of unrecognized prior service cost	1.3	1.3	3.9	3.9
Net periodic benefit cost	$ 6.7	$ 6.3	$ 20.1	$ 18.8

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Service cost	$ 0.6	$ 0.6	$ 1.7	$ 1.6
Interest cost	2.3	2.4	6.7	7.2
Return on plan assets	(1.3)	(1.3)	(4.0)	(4.0)
Amortization of transition obligation	0.6	0.6	1.9	1.9
Amortization of net loss	1.1	1.1	3.4	3.4
Amortization of unrecognized prior service cost	0.3	0.3	1.1	1.1
Net periodic benefit cost	$ 3.6	$ 3.7	$ 10.8	$ 11.2

Pension Plan Funding

Energy Corp. has contributed approximately $32.0 million in 2005 to its pension plan, which represents Energy Corp.’s 2004 pension expense, of which approximately $24.8 million was allocated to the Company. The contributions to the pension plan in 2005, in the form of cash, were discretionary contributions and were not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

8.	Commitments and Contingencies

Except as set forth below and in Note 9, the circumstances set forth in Note 12 to the Company’s Condensed Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Natural Gas Measurement Case

As reported in Note 12 to the Company’s Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004, the Company has been involved in legal proceedings filed by Jack J. Grynberg in federal courts related to natural gas measurement. A ruling in this case by the special master was received in May 2005 which dismissed the Company and all Enogex parties named in these proceedings. This ruling has been appealed to the District Court of Wyoming.

Railcar Lease Agreement

The Company has a noncancellable operating lease which has purchase options covering 1,464 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units. At the end of the lease term which is March 31, 2006, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If the Company chooses not to purchase the railcars or renew the lease agreement and the actual value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $36 million. The Company expects to enter into a new lease agreement for railcars effective April 1, 2006, which should negate any financial exposure under the current lease agreement. The Company is required to provide notice of its intentions related to the current railcar lease agreement by December 31, 2005.

Environmental Laws and Regulations

Air

On March 10, 2005, the Environmental Protection Agency (“EPA”) published the Clean Air Interstate Rule (“CAIR”). This rule is intended to control sulfur dioxide (“SO2”) and nitrogen oxide (“NOX”) emissions from utility boilers in order to minimize the interstate transport of air pollution. The state of Oklahoma is not listed as one of the states affected by the rule. However, states not subject to the CAIR must demonstrate to the EPA that their emissions do not significantly impact the air quality in downwind states. If a state cannot make this demonstration it then becomes subject to the CAIR. If Oklahoma becomes subject to the CAIR, the Company could have significant additional capital and operating expenditures.

On March 25, 2005, the EPA issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. The CAMR is currently subject to legal challenges. The CAMR requires reductions in mercury in two phases, phase I beginning in 2010 and phase II in 2018. The CAMR is based on the cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that the Company will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR will also require continuous monitoring of mercury emissions from the Company’s coal-fired boilers beginning in 2009. The cost to the Company of the CAMR has not yet been established because monitoring technology is still being developed. However, the cost to comply with the CAMR will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

Every five years, the EPA is required to review and revise, if necessary, each ambient air quality standard. The standard for particulate matter is currently under review. On July 1, 2005, the EPA announced that its staff scientists concluded that the current primary national ambient air quality standards for particulate matter for fine particles should be lowered and that the standard for coarse particles should be replaced with new standards. If this occurs, parts of Oklahoma could become “non-attainment” and reductions in emissions from the Company’s coal-fired boilers could be required which may result in significant capital and operating expenditures.

On June 15, 2005, the EPA issued final amendments to its 1999 regional haze rule. These regulations are intended to protect visibility in national parks and wilderness areas (“Class I areas”) throughout the United States. In Oklahoma, the Wichita Mountains are the only area covered under the regulation. However, Oklahoma’s impact on parks in other states must also be evaluated. Sulfates and nitrate aerosols (both emitted from coal-fired boilers) can lead to the degradation of visibility. The state of Oklahoma has joined with eight other central states and has begun to finalize the process of determining what, if any, impact emission sources in Oklahoma have on national parks and wilderness areas. In September 2005, the Oklahoma Department of Environmental Quality (“ODEQ”) informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in Class I areas. If an impact from affected Company facilities is determined, the Company must propose emission controls to meet ODEQ requirements. Federal requirements are currently being incorporated into the state implementation plan through rulemaking. The study and proposed reductions or controls, if needed, must be submitted to the ODEQ by December 2006. The Company will have five years from the date of approval of a compliance plan to institute any required reductions. If an impact is determined and the regulations remain in effect, then significant capital and operating expenditures will be required for the Company’s Sooner, Muskogee, Seminole and Horseshoe Lake generating stations.

Water

The Company has one Oklahoma Pollutant Discharge Elimination System permit renewal pending. The Company expects that this permit will be issued during the fourth quarter of 2005. The Company expects that this permit, when finally issued, will continue to be reasonable in its requirements, allow operational flexibility and provide reductions in operating costs.

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA 316(b) rules for existing facilities became effective July 23, 2004. The Company has engaged a consultant to assist in the development of the required documentation for four facilities. These documents are expected to be submitted to the state regulatory agency for review and approval during the fourth quarter of 2005. The Company has provided the state of Oklahoma with information and requests that, if approved by the state, may reduce the impact of the 316(b) rules on the Company because if the Company’s position is approved, three of the four Company facilities would not be required to comply with the 316(b)

rules. Depending on the ultimate analysis and final determinations regarding the 316(b) rules, capital and/or operating costs may increase at any affected Company generating facility.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Financial Statements. Except as otherwise stated above, in Note 9 below, in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004 and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 13 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

2002 Settlement Agreement

On November 22, 2002, the OCC signed a rate order containing the provisions of a settlement of the Company’s rate case (the “Settlement Agreement”). The Settlement Agreement provides for, among other items: (i) a $25.0 million annual reduction in the electric rates of the Company’s Oklahoma customers which went into effect January 6, 2003; (ii) recovery by the Company, through rate base, of the capital expenditures associated with the January 2002 ice storm; (iii) the Company to acquire electric generation of not less than 400 megawatts (“MW”) (“New Generation”) to be integrated into the Company’s generation system; and (iv) recovery by the Company, over three years, of the $5.4 million in deferred operating costs, associated with the January 2002 ice storm, through the Company’s rider for sales to other utilities and power marketers (“off-system sales”). Previously, the Company had a 50/50 sharing mechanism in Oklahoma for any off-system sales. The Settlement Agreement provided that the first $1.8 million in annual net profits from the Company’s off-system sales will go to the Company, the next $3.6 million in annual net profits from off-system sales will go to the Company’s Oklahoma customers and any net profits from off-system sales in excess of these amounts will be credited in each sales year with 80 percent to the Company’s Oklahoma customers and the remaining 20 percent to the Company. During the nine months ended September 30, 2005, the Company recovered approximately $1.8 million in annual net profits from off-system sales. Including this amount, the Company has recovered a total of $5.4 million related to the regulatory asset since December 31, 2002, which is in accordance with the Settlement Agreement. In April 2005, the Company began crediting annual net profits from off-system sales to the Company’s Oklahoma customers up to $3.6 million. In August 2005, any annual net profits from off-system sales in excess of this amount began to be shared between the Company’s Oklahoma customers and the Company in accordance with the Settlement Agreement.

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

The closing of the purchase of the McClain Plant was subject to approval from the FERC. On July 2, 2004, the FERC authorized the Company to acquire the McClain Plant. The FERC’s approval was based on an offer of settlement in which the Company proposed, among other things, to install certain new transmission facilities and to hire an independent market monitor to oversee the Company’s activity for a limited period. Two other parties, InterGen Services, Inc. and AES Shady Point (“AES”), opposed the Company’s offer of settlement and filed competing offers of settlement. In the July 2,

2004 order, the FERC: (i) approved the Company’s offer of settlement subject to conditions; (ii) rejected the competing offers of settlement; and (iii) approved the Company’s acquisition of the McClain Plant. As part of the July 2, 2004 order, the Company agreed to undertake the following mitigation measures: (i) install a transformer at one of its facilities at a cost of approximately $9.3 million which was completed in the fourth quarter of 2004; (ii) provide a 600 MW bridge into its control area from the Redbud Energy LP (“Redbud”) plant; and (iii) hire an independent market monitor to oversee the Company’s activity in its control area. On April 18, 2005, the FERC issued an order denying the party’s request for rehearing. This party, who had 60 days to file a petition for review with the appropriate U.S. Court of Appeals, did not make a filing within this time period. The Company completed the installation and implementation of the mitigation measures and notified the FERC in writing on May 31, 2005 that these were completed. The Company’s obligation to make available transmission capacity (“ATC”) to the Redbud power plant by voluntary dispatch was also terminated upon implementation of the permanent mitigation measures. The market monitoring plan is designed to detect any anticompetitive conduct by the Company from operation of its generation resources or its transmission system. The market monitoring function is performed daily and periodic reviews are also performed. To date, the independent market monitor has submitted five quarterly reports each covering the quarterly periods subsequent to the McClain Plant acquisition. Based on an analysis of transmission congestion data on the Company’s system, along with data on purchases and sales, generation dispatch data and power flows on the Company’s tie lines, the market monitor has concluded that the Company has not acted in an anticompetitive manner through either dispatch of its generation or operation of its transmission system. Further, in the review of the disposition of requests for transmission service, the independent market monitor detected no problems with access to the Company’s transmission system. In August 2005, the market monitor initiated a special investigation into the circumstances surrounding the denial of firm transmission service by the Southwest Power Pool (“SPP”) from Redbud to the Company. In its third quarter 2005 report, the market monitor concluded that differences in the SPP modeling assumptions included an error in modeling made by the SPP, which was the primary cause for the denial of service. The market monitor further states that the ATC created by the mitigation upgrades matches the claims made by the Company. One party filed a request for rehearing of the FERC’s July 2, 2004 order. On September 21, 2005, the FERC asked the Company and the SPP specific questions regarding the transmission upgrades outlined in the settlement offer as modified in the McClain Plant acquisition. In the Company’s response to the FERC data requests associated with this docket, the Company replied that the transmission upgrades specified in the FERC’s July 2, 2004 order approving the Company’s modified settlement offer had been completed. One party filed reply comments on October 24, 2005.

The Company expects the addition of the McClain Plant, including the effects of an interim power purchase agreement the Company had with NRG McClain LLC while the Company was awaiting regulatory approval to complete the acquisition, will provide savings, over a three-year period, in excess of $75.0 million to its Oklahoma customers. In the event the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will be required to credit its Oklahoma customers any unrealized savings below $75.0 million as determined at the end of the 36-month period ending December 31, 2006. At this time, the Company believes that it will achieve at least $75.0 million in savings during this period.

Gas Transportation and Storage Agreement

As part of the Settlement Agreement, the Company also agreed to consider competitive bidding as a basis to select its provider for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the Settlement Agreement. The prescribed bidding process detailed in the Settlement Agreement provided that separate transportation services be bid for each generation facility. The Company believes that, in order for it to achieve maximum coal generation, to deliver the lowest cost energy to its customers and to ensure reliable electric service, it must have integrated, firm no-notice load following service for both gas transportation and gas storage. This type of service is required to permit natural gas units to satisfy the daily swings in customer demand placed on the Company’s system and not impede coal energy production. Accordingly, the Company evaluated its competitive bid options in light of these circumstances. The study determined that the required integrated service is not available in the marketplace from parties other than Enogex. The study also indicated that non-integrated service would result in higher costs to customers. The Company’s evaluation clearly demonstrates that the Enogex integrated gas system provides superior integrated, firm no-notice load following service to the Company that is not available from other companies serving the Company’s marketplace.

On April 29, 2003, as required by the Settlement Agreement, the Company filed an application with the OCC in which the Company advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities. The Company will pay Enogex annual demand fees of approximately $46.8 million for the right to transport specified maximum daily quantities (“MDQ”) and maximum hourly quantities (“MHQ”) of gas at various minimum gas delivery pressures depending on the operational needs of the individual generating facility. In addition, the Company supplies system fuel in-kind for its pro-rata share of actual fuel and lost and unaccounted for gas on the transportation system. To the extent the Company transports gas in quantities in excess of the prescribed MDQs or MHQs, it pays an overrun service charge. During the three months ended September 30, 2005 and 2004, the Company paid Enogex approximately $12.0 million and $13.6 million, respectively, for gas transportation and storage services. During the nine months ended September 30, 2005 and 2004, the Company paid Enogex approximately $35.7 million and $37.7 million, respectively, for gas transportation and storage services.

Hearings in this case before an administrative law judge (“ALJ”) occurred from September 16-22, 2004. On October 22, 2004, the ALJ overseeing the proceeding recommended approximately $41.9 million annual demand fee recovery with the Company refunding to its customers any demand fees collected in excess of this amount. The ALJ’s recommendation also would have allowed the Company to recover the amounts that Enogex charges the Company (and that the Company pays in kind) for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. The Company and other parties to the proceeding appealed the ALJ’s recommendation on November 1, 2004 and a hearing in this case was held before the OCC on December 7, 2004. On July 14, 2005, the OCC issued an order in this case that, with one exception, approved the recovery recommended by the ALJ. The one exception was that the OCC order disallowed the recovery by the Company of the amount that Enogex charges the Company for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. Over the last three years, this amount has ranged from $1.6 million to $3.7 million annually. The Company currently expects this amount to be between approximately $1.2 million and $1.6 million in 2005. The OCC’s order will require the Company to refund to its Oklahoma customers the difference between the amounts collected from such customers in the past based on an annual rate of $46.8 million for gas transportation and storage services and the $41.9 million annual rate authorized by the OCC’s order. Based on the order, the Company’s refund obligation was approximately $8.8 million. The balance of the refund obligation was approximately $8.1 million at September 30, 2005. The Company began refunding this obligation in September 2005 through its automatic fuel adjustment clause. The OCC order was subject to appeal by any party to the proceeding. The time in which to appeal the OCC’s order has expired and the OCC order was not appealed.

In addition to providing a refund to Oklahoma customers, the Company has also recorded a refund obligation in Arkansas. The Company expects to make a filing with the APSC to determine the amount of the refund. Based on information to date, the Company expects to have a refund obligation of approximately $1.1 million at September 30, 2005 to Arkansas customers. The Arkansas refund obligation was calculated consistent with the Oklahoma calculation. The Company expects to begin refunding this obligation sometime in 2006.

Security Enhancements

On April 8, 2002, the Company filed a joint application with the OCC requesting approval for security investments and a rider to recover these costs from the ratepayers. On August 14, 2002, the Company filed testimony with the OCC outlining proposed expenditures and related actions for security enhancement and a proposed recovery rider. The OCC Staff retained a security expert to review the report filed by the Company. On July 13, 2004, the security expert filed testimony that recommended: (i) $19.0 million in capital expenditures and $2.5 million annually in operating and maintenance expenses are justified to enhance the security of the Company’s infrastructure; and (ii) a security rider should be authorized to recover costs as these projects are completed. On August 4, 2004, the Company filed responsive testimony that quantified the minimal customer impact and revised its request for security investments so that it was consistent with the OCC Staff’s recommendations. On August 13, 2004, the only intervening party, the Oklahoma Industrial Energy Consumers (“OIEC”), filed a statement of position which supported the OCC Staff’s recommendations. On October 28, 2004, all parties signed a joint stipulation that contains the OCC Staff’s recommendations and authorizes up to a $5 million annual recovery from the Company’s customers for security enhancement. On December 21, 2004, the OCC issued an order approving the security rider. The Company expects to implement the security rider by either the end of 2005 or early 2006.

Pending Regulatory Matters

Currently, the Company has one significant matter pending at the OCC which is a review of the Company’s recently filed application for a rate increase in Oklahoma. This matter, as well as several other matters pending before the OCC and the FERC, is discussed below.

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

On September 12, 2005, several parties filed responsive testimony reflecting various positions on the issues related to this case. In particular, the testimony of the OCC Staff recommended that the Company be entitled a rate increase of approximately $13.0 million, one-seventh the amount requested by the Company in its May 20, 2005 application. The recommendations in the testimony of the Attorney General’s office and the OIEC recommended a rate decrease of approximately $24 million and $31 million, respectively. Hearings in the rate case began on October 10, 2005 and concluded on October 24, 2005 with the proposed effective date of the rate change in December 2005. Late on November 3, 2005, the Referee appointed by the OCC for this proceeding issued a report recommending a rate increase for the Company. Based on the Company’s evaluation to date, the Company estimates that the Referee’s report recommends a rate increase of approximately $42 million. The Referee’s recommendation is subject to review and possible change by the OCC. The Company currently expects the OCC to issue an order on the Company’s requested rate increase in November 2005.

As provided in the Settlement Agreement, until the Company seeks and obtains approval of a request to increase base rates to recover, among other things, the investment in the McClain Plant, the Company had the right to accrue a regulatory asset, for a period not to exceed 12 months subsequent to the completion of the acquisition and the operation of the McClain Plant, consisting of the non-fuel operation and maintenance expenses, depreciation, cost of debt associated with the investment and ad valorem taxes. If the OCC were to approve the Company’s rate increase in the requested amount, all prudently incurred costs accrued through the regulatory asset within the 12-month period would be included in the Company’s prospective cost of service and would be recovered over a period to be determined by the OCC. The Company’s rate case application included an estimate of $25.9 million related to the McClain Plant regulatory asset. At September 30, 2005, the McClain Plant regulatory asset was approximately $24.9 million. The Company completed its acquisition of the McClain Plant on July 9, 2004. Accordingly, the Company ceased accruing various operating and related costs associated with the McClain Plant as a regulatory asset on July 8, 2005 and such costs are now being expensed in the Company’s financial statements. The Company estimates these amounts will be approximately $14.7 million for the six months ended December 31, 2005.

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

Competitive Bidding and Prudence Reviews for Electric Utility Providers

On March 10, 2005, the OCC filed Cause No. PUD 200500129 regarding “Inquiry of the Oklahoma Corporation Commission into Guidelines for Establishing Rules for Competitive Bidding and Prudence Reviews for Electric Utility Providers.” As an electric utility provider, any such guidelines that were adopted would likely impact the Company. Technical conferences were held in April 2005, and a hearing and deliberations were held in early June. On June 10, 2005, the OCC voted to close this notice of inquiry and directed the OCC Staff to open a rulemaking to address the competitive bidding issue for electric utilities. A technical conference was held on October 28, 2005. Comments are due November 17, 2005 and a hearing before the OCC is scheduled to begin December 8, 2005. At this time, the Company cannot determine the impact that this rulemaking could have on its operations.

Power Purchase Agreement Filings

On February 4, 2005, Chermac Energy Corporation (“Chermac”) and Sleeping Bear, LLC filed an application at the OCC (Cause No. PUD 200500059) seeking establishment of purchased power rates and a power purchase agreement with the Company pursuant to the Public Utility Regulatory Policy Act of 1978 (“PURPA”) for Chermac’s proposed Buffalo/Sleeping

Bear wind project. On September 15, 2005, the ALJ heard arguments on why the application should or should not be dismissed. On October 20, 2005, the ALJ suspended the current procedural schedule so that the parties involved in the proceeding can enter into negotiations. If a settlement is not reached prior to December 6, 2005, a new procedural schedule will be established with hearings expected to begin February 21, 2006.

On April 28, 2005, Chermac and Sleeping Bear, LLC filed a second application at the OCC (Cause No. PUD 200500177) seeking establishment of purchased power rates and a power purchase agreement with the Company pursuant to PURPA for Chermac’s proposed Sleeping Bear South wind project. On September 15, 2005, the ALJ heard arguments on why the application should or should not be dismissed. On October 20, 2005, the ALJ suspended the current procedural schedule so that the parties involved in the proceeding can enter into negotiations. If a settlement is not reached prior to December 6, 2005, a new procedural schedule will be established with hearings expected to begin February 21, 2006.

Arkansas Rate Case Filing

The Company has determined that it will not file a rate case in the Arkansas jurisdiction during 2005. Beginning in January 2006, the Company expects to analyze whether a rate case filing in Arkansas is justified. If warranted, a rate case could be filed sometime in 2006.

Southwest Power Pool

The regional state committee, which is comprised of commissioners of the applicable state regulatory commissions, finished its process of formulating a methodology for funding transmission expansion in the SPP control area by allocating costs of transmission expansion to the SPP members who benefit. The SPP Board of Directors adopted this plan and filed it with the FERC on February 28, 2005, Docket No. ER05-652. The FERC conditionally accepted the plan on April 21, 2005 with an effective date of May 5, 2005. The SPP made a second compliance filing on October 20, 2005 on various minor issues associated with the plan.

The SPP filed on June 15, 2005, Docket No. ER05-1118, to create a real-time, offer-based imbalance energy market which will require cash settlements for over or under generation. Market participants, including the Company, will be required to submit resource plans and can submit offer curves for each resource available for dispatch. In addition, the filing contains provisions allowing the SPP to order certain dispatching of generating units and a market monitoring plan which provides a clear set of rules, the potential consequences if the rules are violated and the areas in which an independent market monitor will examine and report. The scheduled implementation date of the imbalance energy market is May 1, 2006. On September 19, 2005, the FERC rejected the June 15, 2005 filing; however, the FERC provided guidance for the SPPs follow-up filing, which is anticipated to be made in the fourth quarter of 2005.

On August 8, 2005, the SPP filed with the FERC for approval, Docket No. ER05-1285, among other items, a standard definition of “transmission” to be used in the SPP regional transmission organization (“RTO”). The definition provides a uniform basis for application of formula rates, exercise of functional control of the transmission system, planning and expansion of the transmission system, compensation of new transmission owners and provides for a three-year period for petitioning for deviations from the bright line definition. The basic definition of transmission facilities is similar to definitions accepted for other RTOs. On September 30, 2005, the FERC accepted the definition, with minor modification.

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

On June 7, 2005, the FERC issued an order on the Company’s and OERI’s market-based rate filing. Because the Company and OERI failed the market share screen for the Company’s control area, the FERC set the Company’s and OERI’s market-based sales in the Company’s control area for investigation pursuant to Section 206 of the Federal Power Act to investigate whether the Company and OERI may continue to sell power at market-based rates in the Company’s control area. The initiation of the investigation and imposition of the filing requirements do not constitute a finding that the Company and OERI can exercise market power. The Company and OERI have been requested to provide additional information that demonstrates to the FERC that they cannot exercise market power in the first-tier markets as well. However, the order conditionally allows the Company and OERI to sell power in first-tier markets subject to the Company and OERI providing additional information that clearly shows that they pass the market share screen for the first-tier markets. The Company and OERI provided that additional information on July 7, 2005. On August 8, 2005, the Company and OERI informed the FERC that they will: (i) adopt the FERC default rate mechanism for sales of one week or less that are delivered to customers in the Company’s control area; and (ii) commit not to enter into any sales with a duration of between one week and one year to loads that are delivered to customers in the Company’s control area. The Company and OERI also informed the FERC that any new agreements for long-term sales to loads that are delivered to customers in the Company’s control area will be filed with the FERC under Section 205 and not under market based rate tariffs. The Company and OERI do not know when the FERC will conclude this investigation.

National Energy Legislation

In August 2005, Congress passed and the President signed into law a comprehensive energy bill, portions of which are of interest to the Company and to the industry. There are several provisions in the bill that have a positive impact on the Company. Provisions minimizing the risk of future uneconomic purchased power contracts forced on the Company under PURPA, tax incentives for investment in electric transmission and gas pipeline systems, mandatory reliability requirements by the North American Electric Reliability Council with oversight by the FERC and improved FERC siting authority for construction of electric transmission in disputed areas are included in the new law. Another significant provision for the utility industry is the repeal of the Public Utility Holding Company Act of 1935. This provision has minimal impact on the current operations of the Company.

State Legislative Initiatives

Oklahoma

In the 2005 legislative session, House Bills 1910 and 1386 were introduced that may have an impact on the Company. House Bill 1910 which proposed that electric utilities: (i) be granted the certainty of knowing that costs of transmission upgrades assigned by a regional transmission organization will be recoverable, (ii) be granted the certainty of knowing that costs for a pre-approved plan to handle state and federally mandated environmental upgrades will be recoverable; and (iii) be able to seek pre-approval for generation construction projects, passed the legislature and was signed into law on May 11, 2005, at which time it became effective. House Bill 1386 proposed that utilities be able to continue to serve and expand, if so desired, in service territories in which they currently serve but which a municipality annexes. Currently, there is some legal uncertainty as to whether utilities can expand in an area described above. House Bill 1386 would have removed that uncertainty, but the bill failed to be heard for a final vote in the Senate so it will carry over in its current form in the next legislative session beginning February 2006.

Arkansas

In April 1999, Arkansas passed a law (the “Restructuring Law”) calling for restructuring of the electric utility industry at the retail level. The Restructuring Law, which had initially targeted customer choice of electricity providers by January 1, 2002, was repealed in March 2003 before it was implemented. As part of the repeal legislation, electric public utilities were permitted to recover transition costs. The Company incurred approximately $2.4 million in transition costs necessary to carry out its responsibilities associated with efforts to implement retail open access. On January 20, 2004, the APSC issued an order which authorized the Company to recover approximately $1.9 million in transition costs over an 18-month period beginning February 2004. During the third quarter of 2005, the Company recovered all of these costs.

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

Forward-Looking Statements

Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the discussion in “Outlook”, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit, actions of rating agencies and their impact on capital expenditures; the Company’s and Energy Corp.’s ability to obtain financing on favorable terms; prices of electricity, coal and natural gas; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; federal or state legislation and regulatory decisions (including the Company’s pending rate case before the OCC) and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company’s markets; environmental laws and regulations that may impact the Company’s operations; changes in accounting standards, rules or guidelines; creditworthiness of suppliers, customers and other contractual parties; and other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including Exhibit 99.01 to the Company’s Form 10-K for the year ended December 31, 2004.

Overview

Summary of Operating Results

The Company reported net income of approximately $99.4 million and $91.3 million for the three months ended September 30, 2005 and 2004, respectively. The Company reported net income of approximately $127.4 million and $121.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Regulatory Matters

As part of the settlement of the Company’s rate case in November 2002 (the “Settlement Agreement”), the Company agreed to consider competitive bidding as a basis to select its provider for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the Settlement Agreement. Although the prescribed bidding process detailed in the Settlement Agreement provided that separate transportation services be bid for each generation facility, the Company believed that, in order for it to achieve maximum coal generation, to deliver the lowest cost energy to its customers and to ensure reliable electric service, it must have integrated, firm no-notice load following service for both gas transportation and gas storage. Because the required integrated service was not available in the marketplace from parties other than Enogex, on April 29, 2003, the Company filed an application with the OCC in which the Company advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities. The Company will pay Enogex annual demand fees of approximately $46.8 million for the right to transport specified maximum daily quantities (“MDQ”) and maximum hourly quantities (“MHQ”) of gas at various minimum gas delivery pressures depending on the operational needs of the individual generating facility. In addition, the Company supplies system fuel in-kind for its pro-rata share of actual fuel and lost and unaccounted for gas on the transportation system. To the extent the Company transports gas in quantities in excess of the prescribed MDQs or MHQs, it pays an overrun service charge. During the three months ended September 30, 2005 and 2004, the Company paid Enogex approximately $12.0 million and $13.6 million, respectively, for gas transportation and storage services. During the nine months ended September 30, 2005 and 2004, the Company paid Enogex approximately $35.7 million and $37.7 million, respectively, for gas transportation and storage services.

On July 14, 2005, the OCC issued an order in this case that, with one exception, approved the recovery recommended by the administrative law judge overseeing the proceeding. The one exception was that the OCC order disallowed the recovery by the Company of the amount that Enogex charges the Company for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. Over the last three years, this amount has ranged from $1.6 million to $3.7 million annually. The Company currently expects this amount to be between approximately $1.2 million and $1.6 million in 2005. The OCC’s order will require the Company to refund to its Oklahoma customers the difference between the amounts collected from such customers in the past based on an annual rate of $46.8 million for gas transportation and storage services and the $41.9 million annual rate authorized by the OCC’s order. Based on the order, the Company’s refund obligation was approximately $8.8 million. The balance of the refund obligation was approximately $8.1 million at September 30, 2005. The Company began refunding this obligation in September 2005 through its automatic fuel adjustment clause.

In addition to providing a refund to Oklahoma customers, the Company has also recorded a refund obligation in Arkansas. The Company expects to make a filing with the APSC to determine the amount of the refund. Based on information to date, the Company expects to have a refund obligation of approximately $1.1 million at September 30, 2005 to Arkansas customers. The Arkansas refund obligation was calculated consistent with the Oklahoma calculation. The Company expects to begin refunding this obligation sometime in 2006. For further information, see Note 9 of Notes to Condensed Financial Statements.

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

On September 12, 2005, several parties filed responsive testimony reflecting various positions on the issues related to this case. In particular, the testimony of the OCC Staff recommended that the Company be entitled a rate increase of approximately $13.0 million, one-seventh the amount requested by the Company in its May 20, 2005 application. The recommendations in the testimony of the Attorney General’s office and the Oklahoma Industrial Energy Consumers recommended a rate decrease of approximately $24 million and $31 million, respectively. Hearings in the rate case began on October 10, 2005 and concluded on October 24, 2005 with the proposed effective date of the rate change in December 2005. Late on November 3, 2005, the Referee appointed by the OCC for this proceeding issued a report recommending a rate increase for the Company. Based on the Company’s evaluation to date, the Company estimates that the Referee’s report recommends a rate increase of approximately $42 million. The Referee’s recommendation is subject to review and possible change by the OCC. The Company currently expects the OCC to issue an order on the Company’s requested rate increase in November 2005. For further information regarding this rate case, see Note 9 of Notes to Condensed Financial Statements.

Coal Shipment Disruption

In July 2005, the Company received notification from Union Pacific Railroad (“Union Pacific”) that, in May 2005, Union Pacific and BNSF Railway (“BNSF”) experienced successive derailments on the jointly-owned rail line serving the

Southern Powder River Basin coal producers. According to Union Pacific, these two derailments were caused by track that had become unstable from an accumulation of coal dust in the roadbed combined with unusually heavy rainfall. BNSF, which maintains and operates the line, concluded that a significant part of the line must be repaired before normal train operations can resume. While the repairs are underway, Union Pacific will be unable to operate at full capacity from the Powder River Basin. In September 2005, Union Pacific provided an update of the status of the repairs which indicated that the repairs are proceeding as scheduled and should be substantially completed by the end of November. Union Pacific expects repairs to resume in early 2006 and be completed in mid-2006. Union Pacific estimated that it will only be able to supply between 80 and 85 percent of the current coal demand needs during the months of July to November until the line is restored to full capacity. As a result, the Company’s burnable coal inventory has declined somewhat and could continue to decline through November. Additional derailments and weather-related track outages in October have resulted in further declines in coal inventories. As a result, the Company has reduced its daily coal-fired generation and has increased production at its natural gas-fired generating units.

Outlook

Energy Corp.’s 2005 earnings guidance is $149 million to $158 million of net income, or $1.65 to $1.75 per diluted share, assuming approximately 91.0 million average diluted shares outstanding. The 2005 outlook for the Company has been increased to $112 million to $116 million, up from $106 million to $110 million primarily due to warmer than normal weather in September 2005. See “Outlook” in the Company’s Form 10-K for the year ended December 31, 2004 for a description of the underlying assumptions related to the earnings guidance for the Company.

Results of Operations

The following discussion and analysis presents factors which affected the Company’s results of operations for the three and nine months ended September 30, 2005 as compared to the same period in 2004 and the Company’s financial position at September 30, 2005. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Operating income	$ 164.0	$ 147.4	$ 221.8	$ 207.4
Net income	99.4	91.3	127.4	121.7

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding unusual or infrequent items, the cost of capital and income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2005	2004	2005	2004
Operating revenues	$ 612.9	$ 535.9	$ 1,308.0	$ 1,251.7
Cost of goods sold	328.3	280.9	719.2	707.0
Gross margin on revenues	284.6	255.0	588.8	544.7
Other operation and maintenance	73.0	65.7	230.1	208.7
Depreciation	34.7	30.2	99.2	92.4
Taxes other than income	12.9	11.7	37.7	36.2
Operating income	$ 164.0	$ 147.4	$ 221.8	$ 207.4
Operating revenues by classification
Residential	$ 261.4	$ 218.7	$ 525.6	$ 495.3
Commercial	148.4	134.2	320.0	309.7
Industrial	110.7	100.4	258.6	254.0
Public authorities	57.9	53.3	127.5	124.4
Sales for resale	21.4	17.9	48.2	44.3
Provision for refund on gas transportation and storage case	-	-	(2.1)	(6.4)
Other	10.5	11.2	26.3	29.9
System sales revenues	610.3	535.7	1,304.1	1,251.2
Off-system sales revenues	2.6	0.2	3.9	0.5
Total operating revenues	$ 612.9	$ 535.9	$ 1,308.0	$ 1,251.7
MWH (A) sales by classification (in millions)
Residential	3.0	2.6	6.8	6.3
Commercial	1.8	1.7	4.6	4.4
Industrial	1.9	1.8	5.4	5.2
Public authorities	0.8	0.7	2.1	2.0
Sales for resale	0.4	0.4	1.1	1.1
System sales	7.9	7.2	20.0	19.0
Off-system sales	-	-	-	-
Total sales	7.9	7.2	20.0	19.0
Number of customers	743,811	733,243	743,811	733,243
Average cost of energy per KWH (B) - cents
Fuel	3.635	3.244	3.036	2.891
Fuel and purchased power	3.884	3.635	3.363	3.462
Degree days (C)
Heating
Actual	3	-	1,870	1,962
Normal	30	29	2,229	2,247
Cooling
Actual	1,390	1,120	2,035	1,760
Normal	1,295	1,295	1,850	1,850

(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Quarter ended September 30, 2005 as compared to quarter ended September 30, 2004

The Company’s operating income for the three months ended September 30, 2005 increased approximately $16.6 million or 11.3 percent as compared to the same period in 2004. The increase in operating income was primarily attributable to higher gross margin on revenues (“gross margin”) partially offset by higher operating expenses.

Gross margin, which is operating revenues less cost of goods sold, was approximately $284.6 million for the three months ended September 30, 2005 as compared to approximately $255.0 million during the same period in 2004, an increase of approximately $29.6 million or 11.6 percent. The gross margin increased primarily due to:

•	warmer weather in the Company’s service territory, which increased the gross margin by approximately $24.8 million; and
•	growth in the Company’s service territory primarily due to customer growth and increased usage, which increased the gross margin by approximately $10.7 million.

These increases in gross margin were partially offset by the seasonal under collection of revenues related to the cogeneration credit rider, implemented January 1, 2005, which reduced the gross margin by approximately $10.0 million as the rider is based on an equal monthly amount of kwh usage as compared to actual kwh usage partially offset by approximately a $4.1 million increase in operating revenues related to the temporary over collection and under collection of operating revenues from January 1, 2005 to September 30, 2005 (see Note 1 of Notes to Condensed Financial Statements).

Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $274.3 million for the three months ended September 30, 2005 as compared to approximately $220.1 million during the same period in 2004, an increase of approximately $54.2 million or 24.6 percent. The increase was primarily due to increased generation and a higher average cost of fuel per kwh. Purchased power costs were approximately $54.0 million for the three months ended September 30, 2005 as compared to approximately $60.8 million during the same period in 2004, a decrease of approximately $6.8 million or 11.2 percent. The decrease was primarily due to the Company’s ability to generate power at costs lower than third party costs, the Company’s completion of the acquisition of a 77 percent interest in the 520 megawatt (“MW”) NRG McClain Station (the “McClain Plant”) in 2004, the termination of a power purchase contract in August 2004 which was replaced with a new contract in September 2004 and the scheduled decrease in cogeneration capacity payments for another power purchase contract, which became effective in January 2005.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to the Company’s customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays to Enogex Inc. and its subsidiaries (“Enogex”). See Note 9 of Notes to Condensed Financial Statements for a discussion of recently completed proceedings at the OCC regarding the Company’s gas transportation and storage contract with Enogex and a review of the Company’s automatic fuel adjustment clause for 2003.

Other operating and maintenance expenses were approximately $73.0 million for the three months ended September 30, 2005 as compared to approximately $65.7 million during the same period in 2004, an increase of approximately $7.3 million or 11.1 percent. The increase in other operating and maintenance expenses was primarily due to:

•

higher salaries and wages expense of approximately $4.2 million, higher pension and benefit expense of approximately $1.2 million and higher employee expenses of approximately $0.3 million, primarily due to increased salary and wage rates; and

•

higher materials and supplies expense of approximately $1.5 million and higher outside services expense of approximately $1.3 million, primarily due to higher expenses for infrastructure projects in the third quarter of 2005 as spending on infrastructure projects in the third quarter of 2004 was postponed as the Company awaited an OCC order regarding whether the Company had to reduce its rates, effective January 1, 2004.

These increases in other operating and maintenance expenses were partially offset by lower allocations from the holding company of approximately $1.4 million primarily due to lower miscellaneous corporate expenses.

Depreciation expense was approximately $34.7 million for the three months ended September 30, 2005 as compared to approximately $30.2 million during the same period in 2004, an increase of approximately $4.5 million or 14.9 percent, primarily due to a higher level of depreciable plant in addition to depreciation expense associated with the acquisition of the McClain Plant, which ceased being recorded as a regulatory asset on July 8, 2005.

Nine months ended September 30, 2005 as compared to nine months ended September 30, 2004

The Company’s operating income for the nine months ended September 30, 2005 increased approximately $14.4 million or 6.9 percent as compared to the same period in 2004. The increase in operating income was primarily attributable to higher gross margins partially offset by higher operating expenses.

Gross margin was approximately $588.8 million for the nine months ended September 30, 2005 as compared to approximately $544.7 million during the same period in 2004, an increase of approximately $44.1 million or 8.1 percent. The gross margin increased primarily due to:

•	warmer weather in the Company’s service territory, which increased the gross margin by approximately $28.7 million; and
•	growth in the Company’s service territory primarily due to customer growth and increased usage, which increased the gross margin by approximately $19.1 million.

These increases in gross margin were partially offset by the provision for refund associated with the Company’s gas transportation and storage case, which reduced the gross margin by approximately $2.0 million.

Fuel expense was approximately $578.2 million for the nine months ended September 30, 2005 as compared to approximately $490.6 million during the same period in 2004, an increase of approximately $87.6 million or 17.9 percent. The increase was primarily due to increased generation and a higher average cost of fuel per kwh. Purchased power costs were approximately $141.0 million for the nine months ended September 30, 2005 as compared to approximately $216.4 million during the same period in 2004, a decrease of approximately $75.4 million or 34.8 percent. The decrease was primarily due to the Company’s completion of the acquisition of the McClain Plant in 2004, the termination of a power purchase contract in August 2004 which was replaced with a new contract in September 2004 and the scheduled decrease in cogeneration capacity payments for another power purchase contract, which became effective in January 2005.

Other operating and maintenance expenses were approximately $230.1 million for the nine months ended September 30, 2005 as compared to approximately $208.7 million during the same period in 2004, an increase of approximately $21.4 million or 10.3 percent. The increase in other operating and maintenance expenses was primarily due to:

•

higher salaries and wages expense of approximately $9.8 million, higher pension and benefit expense of approximately $2.8 million and higher employee expenses of approximately $1.3 million, primarily due to increased salary and wage rates; and

•

higher outside services expense of approximately $6.9 million and higher materials and supplies expense of approximately $3.9 million, primarily due to higher expenses for infrastructure projects in the first nine months of 2005 as spending on infrastructure projects in the first nine months of 2004 was postponed as the Company awaited an OCC order regarding whether the Company had to reduce its rates, effective January 1, 2004.

These increases in other operating and maintenance expenses were partially offset by lower allocations from the holding company of approximately $4.8 million primarily due to lower miscellaneous corporate expenses.

Depreciation expense was approximately $99.2 million for the nine months ended September 30, 2005 as compared to approximately $92.4 million during the same period in 2004, an increase of approximately $6.8 million or 7.4 percent, primarily due to a higher level of depreciable plant in addition to depreciation expense associated with the acquisition of the McClain Plant, which ceased being recorded as a regulatory asset on July 8, 2005.

Other Income, Other Expense, Net Interest Expense and Income Tax Expense

Other income includes, among other things, contract work performed by the Company, non-operating rental income, gain on the sale of assets and miscellaneous non-operating income. Other income was approximately $0.2 million for the three months ended September 30, 2005 as compared to approximately $4.0 million during the same period in 2004, a decrease of approximately $3.8 million or 95.0 percent. The decrease in other income was primarily due to gains in the three months ended September 30, 2004 of approximately $3.0 million from the sale of the Company’s interests in its natural gas producing properties and approximately $0.6 million from the repurchase of outstanding heat pump loans and an increase of approximately $0.5 million due to the allowance for other funds used during construction during the third quarter of 2005.

Other income was approximately $1.2 million for the nine months ended September 30, 2005 as compared to approximately $5.1 million during the same period in 2004, a decrease of approximately $3.9 million or 76.5 percent. The decrease in other income was primarily due to gains in the nine months ended September 30, 2004 of approximately $3.0 million from the sale of the Company’s interests in its natural gas producing properties, approximately $0.6 million from the repurchase of outstanding heat pump loans and approximately $0.3 million from the sale of land near the Company’s principal executive offices and an increase of approximately $0.6 million due to the allowance for other funds used during construction during the nine months ended September 30, 2005.

Other expense includes, among other things, expenses from the losses on the sale of assets, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions. Other expense was approximately $1.3 million for the three months ended September 30, 2005 as compared to approximately $0.6 million during the same period in 2004, an increase of approximately $0.7 million. The increase in other expense was primarily due to an increase of approximately $0.4 million in charitable contributions.

Other expense was approximately $2.1 million for the nine months ended September 30, 2005 as compared to approximately $1.9 million during the same period in 2004, an increase of approximately $0.2 million or 10.5 percent. The increase in other expense was primarily due to an increase of approximately $0.1 million in charitable contributions.

Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $14.8 million for the three months ended September 30, 2005 as compared to approximately $8.7 million during the same period in 2004, an increase of approximately $6.1 million or 70.1 percent. These increases in net interest expense were primarily due to:

•

an increase in interest expense of approximately $2.5 million for additional interest expense related to income taxes as a result of new guidelines issued by the Internal Revenue Service related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only;

•

an increase in interest expense of approximately $2.1 million due to interest on debt associated with the McClain Plant acquisition, which the Company ceased recording as a regulatory asset on July 8, 2005;

•

an increase in interest expense of approximately $1.0 million due to an increase in variable interest rates associated with the Company’s interest rate swap agreement and variable rate industrial authority bonds; and

•	an increase in interest expense of approximately $0.5 million due to a decrease in the allowance for borrowed funds used during construction.

Net interest expense was approximately $32.6 million for the nine months ended September 30, 2005 as compared to approximately $27.8 million during the same period in 2004, an increase of approximately $4.8 million or 17.3 percent. This increase in net interest expense was primarily due to:

•

an increase in interest expense of approximately $2.7 million due to an increase in variable interest rates associated with the Company’s interest rate swap agreement and variable rate industrial authority bonds;

•	an increase in interest expense of approximately $2.5 million for additional interest expense related to income taxes as discussed above; and
•

an increase in interest expense of approximately $2.1 million due to interest on debt associated with the McClain Plant acquisition, which the Company ceased recording as a regulatory asset on July 8, 2005.

These increases in net interest expense were partially offset by:

•	an increase in interest income of approximately $1.4 million due to the interest portion of an income tax refund related to prior periods; and
•	a reduction in interest expense of approximately $0.5 million due to an increase in the allowance for borrowed funds used during construction.

Income tax expense was approximately $48.7 million for the three months ended September 30, 2005 as compared to approximately $50.8 million during the same period in 2004, a decrease of approximately $2.1 million or 4.1 percent. The decrease in income tax expense was primarily due to an increase in Oklahoma state tax credits of approximately $3.3 million during the three months ended September 30, 2005 as compared to the same period in 2004.

This decrease in income tax expense was partially offset by:

•	higher pre-tax income for the Company; and
•	a reduction in other permanent differences between book and tax net income.

Income tax expense was approximately $60.9 million for the nine months ended September 30, 2005 as compared to approximately $61.1 million during the same period in 2004, a decrease of approximately $0.2 million or 0.3 percent.  The decrease in income tax expense was primarily due to an increase in Oklahoma state tax credits of approximately $0.5 million during the nine months ended September 30, 2005 as compared to the same period in 2004.

This decrease in income tax expense was partially offset by:

•	higher pre-tax income for the Company; and
•	a reduction in other permanent differences between book and tax net income.

Financial Condition

The balance of Accounts Receivable – Customers was approximately $192.6 million and $91.7 million at September 30, 2005 and December 31, 2004, respectively, an increase of approximately $100.9 million. The increase was primarily due to an increase in the Company’s billings to its customers reflecting warmer weather and increased pass through of fuel costs resulting from significantly higher natural gas costs in September 2005 as compared to December 2004.

The balance of Advances to Parent was approximately $26.5 million at December 31, 2004. There were no outstanding advances to Energy Corp. at September 30, 2005. The decrease was primarily due to payments for ad valorem taxes and bond interest.

The balance of Accrued Unbilled Revenues was approximately $63.8 million and $45.5 million at September 30, 2005 and December 31, 2004, respectively, an increase of approximately $18.3 million or 40.2 percent. The increase reflects higher seasonal electric rates and increased usage due to warmer weather and increased pass through of fuel costs resulting from significantly higher fuel costs in September 2005 as compared to December 2004.

The balance of Fuel Inventories was approximately $24.9 million and $42.2 million at September 30, 2005 and December 31, 2004, respectively, a decrease of approximately $17.3 million or 41.0 percent. The decrease is primarily due to a decrease in coal inventories resulting from decreased coal deliveries from the Powder River Basin due to ongoing railroad repairs as described in “Overview – Regulatory Matters”.

The balance of Fuel Clause Under Recoveries was approximately $82.5 million and $54.3 million at September 30, 2005 and December 31, 2004, respectively, an increase of approximately $28.2 million or 51.9 percent. The increase in fuel clause under recoveries was due to the Company’s cost of fuel exceeding the amount billed to the Company’s customers during the nine months ended September 30, 2005. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under or over recovery. In September 2005, the Company increased its Oklahoma fuel adjustment factor from 0.0112500 to 0.0171760 in order to reduce the under recovery.

The balance of Accounts Payable – Affiliates was approximately $85.4 million and $45.4 million at September 30, 2005 and December 31, 2004, respectively, an increase of approximately $40.0 million or 88.1 percent. The increase was primarily due to income tax accruals during the nine months ended September 30, 2005.

The balance of Accounts Payable – Other was approximately $103.5 million and $93.0 million at September 30, 2005 and December 31, 2004, respectively, an increase of approximately $10.5 million or 11.3 percent. The increase was primarily due to increased natural gas purchases.

The balance of Advances from Parent was approximately $29.1 million at September 30, 2005. There were no outstanding advances from Energy Corp. at December 31, 2004. The increase is a result of higher working capital requirements primarily due to higher commodity prices and increasing daily operational needs of the Company.

Off-Balance Sheet Arrangements

Except as set forth below and in the Company’s Form 10-K for the year ended December 31, 2004, there have been no significant changes in the Company’s off-balance sheet arrangements.

Railcar Lease Agreement

See Note 8 of Notes to Condensed Financial Statements for a discussion of the Company’s railcar lease agreement.

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

Interest Rate Swap Agreement

Fair Value Hedge

At September 30, 2005, the Company had one outstanding interest rate swap agreement that qualified as a fair value hedge, effective March 30, 2001, to convert $110.0 million of 7.30 percent fixed rate debt due October 15, 2025, to a variable rate based on the three month London InterBank Offering Rate (“LIBOR”). The objective of this interest rate swap was to achieve a lower cost of debt and to raise the percentage of total corporate long-term floating rate debt to reflect a level more in line with industry standards. This interest rate swap qualified as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and met all of the requirements for a determination that there was no ineffective portion as allowed by the shortcut method under SFAS No. 133.

At September 30, 2005 and December 31, 2004, the fair values pursuant to the Company’s interest rate swap were approximately $3.6 million and $3.9 million, respectively, and the fair value hedge was classified as Current Assets – Price Risk Management and Deferred Charges and Other Assets – Price Risk Management, respectively, in the Condensed Balance Sheets. A corresponding net increase of approximately $3.6 million and $3.9 million was reflected in Long-Term Debt at September 30, 2005 and December 31, 2004 as this fair value hedge was effective at September 30, 2005 and December 31, 2004. On September 1, 2005, the counterparty to the Company’s interest rate swap agreement exercised its right to change the termination date of the interest rate swap agreement from October 15, 2025 to October 15, 2005 in conjunction with the early redemption of long-term debt discussed below. On October 17, 2005, the Company received approximately $5.3 million related to the termination of its interest rate agreement of which approximately $1.7 million is related to interest received and approximately $3.6 million is related to canceling the interest rate swap agreement, which will be amortized over the life of the long-term debt the Company intends to issue later in 2005.

Future Capital Requirements

Capital Expenditures

The Company’s current 2005 to 2007 construction program includes continued investment in distribution, generation and transmission systems that is part of the Company’s Customer Savings and Reliability Plan. Depending on the order received by the OCC in the Company’s rate case, the Company may have to lower the level of electric system investments. The Company has approximately 430 MWs of contracts with qualified cogeneration facilities and small power production producers’ (“QF contracts”) that will expire at the end of 2007, unless extended by the Company. In addition, effective September 1, 2004, the Company entered into a new 15-year power purchase agreement for 120 MWs with PowerSmith Cogeneration Project, L.P. The Company will continue reviewing all of the supply alternatives to these expiring QF contracts that minimize the total cost of generation to its customers, including exercising its options (if applicable) to extend these QF contracts at pre-determined rates. Accordingly, the Company will continue to explore opportunities to build or buy power plants in order to serve its native load. As a result of the high volatility of current natural gas prices and the increase in natural gas prices, the Company will also assess the feasibility of constructing additional base load coal-fired units. Approximately $5.3 million of the Company’s capital expenditures budgeted for 2005 are to comply with environmental laws and regulations.

Refinancing of Long-Term Debt

In August 2005, the Company filed a Form S-3 Registration Statement to register the sale of up to $400.0 million of the Company’s unsecured debt securities. On October 15, 2005, the Company paid at maturity its $110 million of 7.125 percent senior notes and redeemed its $110 million of 7.30 percent senior notes due October 15, 2025 at the principal amount plus a $3.6 million premium. The repayments were funded temporarily through the issuance of commercial paper by Energy Corp. and the Company and borrowings under existing credit agreements which the Company intends to replace through the issuance of long-term debt later in 2005.

Pension and Postretirement Benefit Plans

Energy Corp. has contributed approximately $32.0 million in 2005 to its pension plan, which represents Energy Corp.’s 2004 pension expense, of which approximately $24.8 million was allocated to the Company. The contributions to the pension plan in 2005, in the form of cash, were discretionary contributions and were not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Future Sources of Financing

Management expects that internally generated funds, long and short-term debt and funds received from Energy Corp. (from proceeds from the sales of its common stock pursuant to Energy Corp.’s Automatic Dividend Reinvestment and Stock Purchase Plan) will be adequate over the next three years to meet anticipated cash needs. The Company utilizes short-term borrowings from Energy Corp. (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt

See Note 6 of Notes to Condensed Financial Statements for a discussion of the Company’s short-term debt activity.

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

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as disclosed otherwise in this Form 10-Q and in the Company’s Form 10-K for the year ended December 31, 2004 management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 8 and 9 of Notes to Condensed Financial Statements and Item 1 of Part II in this Form 10-Q and Notes 12 and 13 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004 for a discussion of the Company’s commitments and contingencies.

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

1.              As reported in Note 12 to the Company’s Financial Statements in the Company’s Form 10-K for the year ended December 31, 2004, the Company has been involved in legal proceedings filed by Jack J. Grynberg in federal courts related to natural gas measurement. A ruling in this case by the special master was received in May 2005 which dismissed the Company and all Enogex parties named in these proceedings. This ruling has been appealed to the District Court of Wyoming.

2.             As reported in Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2004, the Company was sued by Kaiser-Francis Oil Company in District Court, Blaine County, Oklahoma. This case has been pending for more than 10 years. Plaintiff alleges that the Company breached the terms of numerous contracts covering approximately 60 wells by failing to purchase gas from Plaintiff in amounts set forth in the contracts. Plaintiff seeks $25.0 million in take-or-pay damages and $1.8 million in underpayment damages. Over the objection and unsuccessful appeal by the Company, Plaintiff has been permitted to amend its petition to include a claim based on theories of tort. Specifically, Plaintiff alleges, among other things, that the Company intentionally and tortiously interfered with contracts by falsifying documents, sponsoring false testimony and putting forward legal defenses, which are known by the Company to be without merit. If successful, Plaintiff believes that these theories could give Plaintiff a basis to seek punitive damages. This lawsuit was stayed pending the outcome of an appeal that the Company filed in a similar case brought by Kaiser-Francis in Grady County. The case has been set for trial in January 2006. The Company believes that, to the extent Plaintiff were successful on the merits of its claims of the Company’s failure to take gas in the Blaine County case, these amounts would be recoverable through its regulated electric rates. The claims related to tortious conduct, which the Company believes at this time are without merit, would not appear to be recoverable in its electric rates.

In a similar case in Grady County, Oklahoma, the same plaintiff alleged that the Company breached the terms of several gas purchase contracts in amounts set forth in the contracts. In 2001, the district court rendered a verdict against the Company in the amount of approximately $8.0 million, including pre-judgment interest and attorneys’ fees. The Company filed an appeal and on May 18, 2004, the Court of Appeals issued an opinion reversing the judgment and remanding for a new trial. On October 17, 2005, a settlement was reached in the Grady County case whereby the Company agreed to pay approximately $5.7 million to Kaiser-Francis. The Company believes the settlement amount is recoverable through its regulated electric rates.

Item 6. Exhibits.

Exhibit No.	Description

10.01

Credit agreement dated September 30, 2005, by and between the Company, Wachovia Bank, National Association, JPMorgan Chase Bank, Citibank, N.A., The Royal Bank of Scotland plc and Union Bank of California, N.A. (Filed as Exhibit 99.02 to Energy Corp.’s Form 8-K filed October 5, 2005 (File No. 1-12579) and incorporated by reference herein)

31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01

OCC Order in the Company’s gas transportation and storage case dated July 14, 2005. (Filed as Exhibit 99.02 to Energy Corp.’s Form 8-K filed July 19, 2005 (File No. 1-12579) and incorporated by reference herein)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OKLAHOMA GAS AND ELECTRIC COMPANY.
(Registrant)

By:	/s/ Scott Forbes
Scott Forbes
Controller – Chief Accounting Officer

November 4, 2005

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

Date: November 4, 2005

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

Date: November 4, 2005

/s/ James R. Hatfield James R. Hatfield Senior Vice President and Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 4, 2005

/s/ Steven E. Moore
Steven E. Moore
Chairman of the Board, President
and Chief Executive Officer

/s/ James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer