Form 10-Q
period 2006-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2006-05-03
CIK 74145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    X         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):     Large Accelerated Filer         Accelerated Filer          Non-Accelerated Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes              No     X

As of March 31, 2006, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2006	2005

ASSETS
CURRENT ASSETS
Accounts receivable - customers, less reserve of $2.0 and $2.5, respectively	$ 127.1	$ 139.1
Accounts receivable - other, net	9.5	15.2
Accrued unbilled revenues	40.3	41.8
Fuel inventories, at LIFO cost	33.1	27.9
Materials and supplies, at average cost	53.6	52.6
Price risk management	---	0.1
Gas imbalances	0.2	---
Accumulated deferred tax assets	10.4	11.2
Fuel clause under recoveries	44.0	101.1
Recoverable take or pay gas charges	---	4.9
Prepayments and other	3.7	10.2
Total current assets	321.9	404.1

OTHER PROPERTY AND INVESTMENTS, at cost	3.5	3.7

PROPERTY, PLANT AND EQUIPMENT
In service	4,786.6	4,745.9
Construction work in progress	96.9	80.8
Other	1.2	1.2
Total property, plant and equipment	4,884.7	4,827.9
Less accumulated depreciation	2,177.7	2,157.7
Net property, plant and equipment	2,707.0	2,670.2

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	32.6	32.8
Intangible asset - unamortized prior service cost	26.5	26.5
Prepaid benefit obligation	59.0	65.4
McClain Plant deferred expenses	23.3	24.9
Unamortized loss on reacquired debt	21.0	21.3
Unamortized debt issuance costs	6.8	5.0
Other	0.7	1.1
Total deferred charges and other assets	169.9	177.0

TOTAL ASSETS	$ 3,202.3	$ 3,255.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2006	2005

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$ 7.8	$ 10.7
Accounts payable - other	91.4	113.1
Advances from parent	118.8	108.3
Customers’ deposits	47.4	46.3
Accrued taxes	12.8	22.9
Accrued interest	15.1	16.3
Tax collections payable	9.3	8.6
Accrued compensation	14.1	20.1
Price risk management	---	0.1
Gas imbalances	---	0.2
Provision for payments of take or pay gas	---	8.9
Other	18.3	13.2
Total current liabilities	335.0	368.7

LONG-TERM DEBT	843.2	844.0

COMMITMENTS AND CONTINGENCIES (NOTE 9)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	187.6	183.5
Accumulated deferred income taxes	586.0	584.0
Accumulated deferred investment tax credits	30.5	31.7
Accrued removal obligations, net	116.8	114.3
Asset retirement obligation	3.7	3.6
Other	8.6	9.2
Total deferred credits and other liabilities	933.2	926.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.4	665.4
Retained earnings	505.6	530.7
Accumulated other comprehensive loss, net of tax	(80.1)	(80.1)
Total stockholder’s equity	1,090.9	1,116.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 3,202.3	$ 3,255.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2006	2005

OPERATING REVENUES	$ 374.0	$ 301.0

COST OF GOODS SOLD (exclusive of depreciation shown below)	237.7	175.0
Gross margin on revenues	136.3	126.0
Other operation and maintenance	79.7	77.4
Depreciation	33.1	33.1
Taxes other than income	13.7	12.7

OPERATING INCOME	9.8	2.8

OTHER INCOME (EXPENSE)
Other income	0.2	0.7
Other expense	(1.1)	(0.5)
Net other income (expense)	(0.9)	0.2

INTEREST INCOME (EXPENSE)
Interest income	1.0	1.6
Interest on long-term debt	(12.2)	(9.7)
Allowance for borrowed funds used during construction	1.0	0.6
Interest on short-term debt and other interest charges	(2.5)	(0.6)
Net interest expense	(12.7)	(8.1)

LOSS BEFORE TAXES	(3.8)	(5.1)

INCOME TAX BENEFIT	(2.7)	(3.4)

NET LOSS	$ (1.1)	$ (1.7)

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1.1)	$ (1.7)
Adjustments to reconcile net loss to net cash provided from operating activities
Depreciation	33.1	33.1
Deferred income taxes and investment tax credits, net	1.9	7.7
Gain on sale of assets	---	(0.2)
Price risk management assets	0.1	---
Price risk management liabilities	(0.1)	(0.1)
Other assets	7.7	2.7
Other liabilities	(0.8)	(2.4)
Change in certain current assets and liabilities
Accounts receivable - customers, net	12.0	15.7
Accounts receivable - other, net	5.7	2.3
Accrued unbilled revenues	1.5	(2.5)
Fuel, materials and supplies inventories	(6.2)	5.5
Gas imbalance asset	(0.2)	---
Fuel clause under recoveries	57.1	24.6
Other current assets	11.4	4.6
Accounts payable	(21.7)	(6.7)
Accounts payable - affiliates	(2.9)	(2.3)
Customers’ deposits	1.1	0.8
Accrued taxes	(10.1)	(8.2)
Accrued interest	(1.2)	(0.7)
Gas imbalance liability	(0.2)	(0.1)
Other current liabilities	(9.1)	(7.4)
Net Cash Provided from Operating Activities	78.0	64.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(62.1)	(63.8)
Proceeds from sale of assets	0.1	0.3
Net Cash Used in Investing Activities	(62.0)	(63.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of long-term debt	217.5	---
(Decrease) increase in short-term debt, net	(218.5)	27.8
Dividends paid on common stock	(15.0)	(29.0)
Net Cash Used in Financing Activities	(16.0)	(1.2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	---	---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ ---	$ ---

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2006 and December 31, 2005, the results of its operations for the three months ended March 31, 2006 and 2005, and the results of its cash flows for the three months ended March 31, 2006 and 2005, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

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

The following table is a summary of the Company’s regulatory assets and liabilities:

	March 31,	December 31,
(In millions)	2006	2005
Regulatory Assets
Fuel clause under recoveries	$ 44.0	$ 101.1
Income taxes recoverable from customers, net	32.6	32.8
McClain Plant deferred expenses	23.3	24.9
Unamortized loss on reacquired debt	21.0	21.3
Recoverable take or pay gas charges	---	4.9
Cogeneration credit rider under recovery	---	3.7
Miscellaneous	0.2	0.5
Total Regulatory Assets	$ 121.1	$ 189.2

Regulatory Liabilities
Accrued removal obligations, net	$ 116.8	$ 114.3
Deferred gain on sale of assets	3.4	3.8
Cogeneration credit rider over recovery	1.0	---
Total Regulatory Liabilities	$ 121.2	$ 118.1

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

Related Party Transactions

Energy Corp. allocated operating costs to the Company of approximately $23.8 million and $21.4 million during the three months ended March 31, 2006 and 2005, respectively. Energy Corp. allocates operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. Where more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. The Company adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. The Company believes this method provides a reasonable basis for allocating common expenses.

During each of the three month periods ended March 31, 2006 and 2005, the Company paid Enogex Inc. and its subsidiaries (“Enogex”) approximately $8.7 million for transporting gas to the Company’s natural gas-fired generating facilities. During each of the three month periods ended March 31, 2006 and 2005, the Company paid Enogex approximately $3.2 million for natural gas storage services. During the three months ended March 31, 2006 and 2005, the Company also recorded natural gas purchases from Enogex of approximately $15.3 million and $10.0 million, respectively. Approximately $8.0 million and $11.2 million were recorded at March 31, 2006 and December 31, 2005, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities. See Note 10 for a discussion of the gas transportation and storage contract between the Company and Enogex.

The Company recorded interest income of approximately $0.1 million from Energy Corp. for advances made by the Company for the three months ended March 31, 2005. The Company made no advances to Energy Corp. during the three months ended March 31, 2006.

During the three months ended March 31, 2006 and 2005, the Company recorded interest expense of approximately $1.0 million and $0.1 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

During the three months ended March 31, 2006 and 2005, the Company paid approximately $15.0 million and $29.0 million, respectively, in dividends to Energy Corp.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised), “Share-Based Payment,” effective January 1, 2006, which requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. See Note 2 for a further discussion related to the Company’s stock-based compensation. Pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company had elected to continue using the intrinsic value method of accounting for its stock options granted under the Company’s employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not recognize compensation expense for its stock options prior to January 1, 2006. The Company would have recognized less than $0.1 million during the three months ended March 31, 2005 had it elected to adopt the fair value recognition provisions of SFAS No. 123. For purposes of this pro forma calculation, the value of the options was determined using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods. Pro forma information is not included for the three months ended March 31, 2006 as all share-based payments have been accounted for under SFAS No. 123(R).

Reclassifications

Certain prior year amounts have been reclassified on the Condensed Financial Statements to conform to the 2006 presentation.

2.	Stock-Based Compensation

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

Prior to January 1, 2006, Energy Corp. accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25 as permitted by SFAS No. 123. Energy Corp. also previously adopted the disclosure provisions under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) during the three months ended March 31, 2005 related to its performance units. No stock-based employee compensation expense related to stock options was recognized for the three months ended March 31, 2005 as all options granted under those plans had an exercise price equal to the market value of Energy Corp.’s common stock on the grant date. Effective January 1, 2006, Energy Corp. adopted SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R); and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) during the three months ended March 31, 2006 related to the Company’s share-based payments. Also, as a result of adopting SFAS No. 123(R), the Company recorded a cumulative effect adjustment of approximately $0.1 million pre-tax (less than $0.1 million after tax) on January 1, 2006 for outstanding share-based compensation grants at December 31, 2005. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Statement of Operations.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options or other share-based payments as operating cash flows in the Condensed Statements of Cash Flows. SFAS 123(R) requires cash flows resulting in tax benefits from tax deductions in excess of the compensation cost recognized for share-based payments (excess tax benefits) to be classified as financing cash flows. No excess tax benefit was realized related to the Company’s share-based payments during the three months ended March 31, 2006.

Performance Units

Under the Plans, Energy Corp. issues performance units which represent the value of one share of its common stock. The performance units provide for accelerated vesting if there is a change in control (as defined in the Plans). Each performance unit is subject to forfeiture if the recipient ceases to render substantial services to Energy Corp. or a subsidiary for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the three-year award cycle, further adjusted based on the achievement of the performance goals during the award cycle. The following table is a summary of the terms of Energy Corp.’s performance units.

Condition	Settlement	Vesting Period	SFAS No. 123(R) Classification

Total Shareholder Return	2/3 – Stock (A)	3-year cliff	Equity
	1/3 – Cash	3-year cliff	Liability

Earnings Per Share	2/3 – Stock (A)	3-year cliff	Equity
	1/3 – Cash	3-year cliff	Liability

(A) All of Energy Corp.’s 2006 performance units are settled in stock.

The performance units granted based on total shareholder return (“TSR”) are contingently awarded and will be payable in cash or shares of Energy Corp.’s common stock (other than performance units awarded in 2006, which will be payable only in shares of common stock) subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a three-year award cycle is dependent on Energy Corp.’s TSR ranking relative to a peer group of companies. The performance units granted based on earnings per share (“EPS”) are contingently awarded and will be payable in cash or shares of Energy Corp.’s common stock (other than performance units awarded in 2006, which will be payable only in shares of common stock) based on Energy Corp.’s EPS growth over a three-year award cycle compared to a target set at the time of the grant by the Compensation Committee of Energy Corp.’s Board of Directors. If there is no payout of the performance units at the end of the three-year award cycle, the performance units are cancelled.

Performance Units – Total Shareholder Return

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.2 million pre-tax ($0.1 million after tax) during the three months ended March 31, 2006 related to the performance units based on TSR. The Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) during the three months ended March 31, 2005 related to performance units based on TSR. The fair value of the performance units based on TSR was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units. Compensation expense for the performance units settled in stock is a fixed amount determined at the grant date fair value and is recognized over the three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Compensation expense for the performance units settled in cash is based on the change in the fair value of the performance units for each reporting period. This liability for the performance units will be remeasured at each reporting date until the date of settlement. Dividends are not accrued or paid during the performance period and, therefore, are not included in the fair value calculation. Expected price volatility is based on the historical volatility of Energy Corp.’s common stock for the past three years and was simulated using the Geometric Brownian Motion process. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. The expected life of the units is based on the non-vested period since inception of the three-year award cycle. There are no post-vesting restrictions related to Energy Corp.’s performance units based on TSR. The fair value of the performance units based on TSR was calculated based on the following assumptions at the grant date.

	2006	2005	2004
Expected dividend yield	4.9%	5.3%	6.5%
Expected price volatility	16.8%	22.3%	23.0%
Risk-free interest rate	4.66%	3.28%	2.47%
Expected life of units (in years)	2.85	2.85	2.94
Fair value of units granted	$ 22.93	$ 21.56	$ 20.10

A summary of the activity for Energy Corp.’s performance units applicable to the Company’s employees based on TSR at March 31, 2006 and changes during the three months ended March 31, 2006 are summarized in the following table. Following the end of a three-year performance period, payout of the performance units based on TSR is determined by Energy Corp.’s TSR for such period compared to a peer group and payout requires the approval of the Compensation Committee of Energy Corp.’s Board of Directors. Payouts, if any, are made in stock and cash (other than payouts of performance units awarded in 2006, which will be made only in common stock) and are considered made when the payout is approved by the Compensation Committee.

(dollars in millions)	Number of Units	Stock Conversion Ratio (A)	Aggregate Intrinsic Value
Units Outstanding at 12/31/05	60,982	1 : 1
Granted (B)	25,845	1 : 1
Converted	(18,485)	1 : 1	$ 0.7
Forfeited	(1,254)	1 : 1
Units Outstanding at 3/31/06	67,088	1 : 1	$ 2.8

(A) One performance unit = one share of Energy Corp.’s common stock.

(B) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

A summary of the activity for Energy Corp.’s non-vested performance units applicable to the Company’s employees based on TSR at March 31, 2006 and changes during the three months ended March 31, 2006 are summarized in the following table:

	Number of Units	Weighted-Average Grant Date Fair Value
Units Non-Vested at 12/31/05	42,497	$ 20.80
Granted (B)	25,845	$ 22.93
Vested	---	---
Forfeited	(1,254)	$ 22.13
Units Non-Vested at 3/31/06 (A)	67,088	$ 21.60

(A) Of the 67,088 performance units not vested at March 31, 2006, 61,621 performance units are assumed to vest at the end of the vesting period.

(B) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

At March 31, 2006, there was approximately $0.8 million in unrecognized compensation cost related to non-vested performance units based on TSR which is expected to be recognized over a weighted-average period of 2.10 years.

Performance Units – Earnings Per Share

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) during the three months ended March 31, 2006 related to the performance units based on EPS. No compensation expense was recorded during the three months ended March 31, 2005 related to performance units based on EPS as the probable performance was below the threshold for payout. The fair value of the performance units based on EPS is based on grant date fair value which is equivalent to the price of one share of Energy Corp.’s common stock on the date of grant. The fair value of performance units based on EPS varies as the number of performance units that will vest is based on the grant date fair value of the units and the probable outcome of the performance condition. The Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. As a result, the compensation expense recognized for these performance units can vary from period to period. There are no post-vesting restrictions related to Energy Corp.’s performance units based on EPS. The grant date fair value of the 2005 and 2006 performance units was $23.78 and $28.00, respectively.

A summary of the activity for Energy Corp.’s performance units applicable to the Company’s employees based on EPS at March 31, 2006 and changes during the three months ended March 31, 2006 are summarized in the following table.

Following the end of a three-year performance period, payout of the performance units based on EPS growth is determined by Energy Corp.’s growth in EPS for such period compared to a target set at the beginning of the three-year period by the Compensation Committee of Energy Corp.’s Board of Directors and payout requires the approval of the Compensation Committee. Payouts, if any, are made in stock and cash (other than payouts of performance units awarded in 2006, which will be made only in common stock) and are considered made when approved by the Compensation Committee.

(dollars in millions)	Number of Units	Stock Conversion Ratio (A)	Aggregate Intrinsic Value
Units Outstanding at 12/31/05	6,830	1:1
Granted (B)	8,614	1:1
Converted	---	1:1
Forfeited	(358)	1:1
Units Outstanding at 3/31/06	15,086	1:1	$ 0.9

(A) One performance unit = one share of Energy Corp.’s common stock.

(B) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

A summary of the activity for Energy Corp.’s non-vested performance units applicable to the Company’s employees based on EPS at March 31, 2006 and changes during the three months ended March 31, 2006 are summarized in the following table:

	Number of Units	Weighted-Average Grant Date Fair Value
Units Non-Vested at 12/31/05	6,830	$ 23.78
Granted (B)	8,614	$ 28.00
Vested	---	---
Forfeited	(358)	$ 26.55
Units Non-Vested at 3/31/06 (A)	15,086	$ 26.12

(A) Of the 15,086 performance units not vested at March 31, 2006, 13,494 performance units are assumed to vest at the end of the vesting period.

(B) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

At March 31, 2006, there was approximately $0.5 million in unrecognized compensation cost related to non-vested performance units based on EPS which is expected to be recognized over a weighted-average period of 2.38 years.

Stock Options

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of less than $0.1 million during the three months ended March 31, 2006 related to stock options. During the first quarter of 2006 and during 2005, no stock options were granted under the 2003 Plan. Previous option awards were granted with an exercise price equal to the market value of Energy Corp.’s common stock on the grant date which resulted in no stock-based employee compensation expense being recognized. The Company accounts for stock option grants as separate grants. The options granted under the Plans vest in one-third annual installments beginning one year from the date of grant and have a contractual life of 10 years. Each option is subject to forfeiture if the recipient ceases to render substantial services to Energy Corp. or a subsidiary for any reason other than death, disability or retirement. Dividends are not paid or accrued on unexercised options. The options provide for accelerated vesting if there is a change in control (as defined in the Plans). The fair value of each option grant under the Plans is estimated on the grant date using the Black-Scholes option pricing model and was $2.05 at the grant date for the stock options that are not fully vested at December 31, 2005.

A summary of the activity for Energy Corp.’s options applicable to the Company’s employees at March 31, 2006 and changes during the three months ended March 31, 2006 are summarized in the following table:

(dollars in millions)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options Outstanding at 12/31/05	441,467	$ 23.08
Granted	---	---
Exercised	(50,091)	$ 19.97	$ 0.4
Expired	---	---
Forfeited	---	---
Options Outstanding at 3/31/06	391,376	$ 23.48	$ 2.2	5.51 years
Options Fully Vested and Exercisable at 3/31/06	375,272	$ 23.47	$ 2.1	5.43 years

A summary of the activity for Energy Corp.’s non-vested options applicable to the Company’s employees at March 31, 2006 and changes during the three months ended March 31, 2006 are summarized in the following table:

	Number of Options	Weighted-Average Grant Date Fair Value
Options Non-Vested at 12/31/05	66,410	$ 1.95
Granted	---	---
Vested	(50,306)	$ 1.92
Forfeited	---	---
Options Non-Vested at 3/31/06 (A)	16,104	$ 2.05

(A) Of the 16,104 stock options not vested at March 31, 2006, 15,500 stock options are assumed to vest at the end of the vesting period.

At March 31, 2006, there was less than $0.1 million in unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted-average period of 0.75 years.

Energy Corp. issues new shares to satisfy stock option exercises. Energy Corp. received approximately $1.9 million during the three months ended March 31, 2006 related to exercised stock options. No excess tax benefit was realized related to the Company’s exercised stock options during the three months ended March 31, 2006.

3.	Accumulated Other Comprehensive Loss

There were no items of other comprehensive income for the three months ended March 31, 2006 and 2005. Accumulated other comprehensive loss at both March 31, 2006 and December 31, 2005 included an after tax loss of approximately $80.1 million ($130.7 million pre-tax) related to a minimum pension liability adjustment based on a review of the funded status of Energy Corp.’s pension plan by Energy Corp.’s actuarial consultants as of December 31, 2005. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter.

4.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affect recognized assets and liabilities but which do not result in cash receipts or payments.

	Three Months Ended
	March 31,
(In millions)	2006	2005
NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in fair value of long-term debt due to interest rate swap	$ ---	$ (1.9)

5.	Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns.  Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Federal investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. The

Company continues to amortize its federal investment tax credits on a ratable basis throughout the year. This ratable amortization results in a larger percentage reconciling item related to these credits during the first quarter when the Company historically experiences decreased book income. The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

	Three Months Ended
	March 31,
	2006	2005
Statutory federal tax rate	35.0%	35.0%
Tax credits, net	32.6	24.7
State income taxes, net of federal income tax benefit	2.4	3.0
ESOP dividends, 1997 – 2000 IRS examination and other	1.5	4.2
Effective income tax rate as reported	71.5%	66.9%

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

6.	Long-Term Debt

At March 31, 2006, the Company is in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

The Company has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
3.11% - 3.39% Garfield Industrial Authority, January 1, 2025		$ 47.0
3.20% - 3.42% Muskogee Industrial Authority, January 1, 2025		32.4
3.03% - 3.31% Muskogee Industrial Authority, June 1, 2027		56.0
Total (redeemable during next 12 months)		$ 135.4

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

7.	Short-Term Debt

At March 31, 2006, the Company had approximately $118.8 million in outstanding advances from Energy Corp. At December 31, 2005, the Company had approximately $228.3 million in outstanding advances from Energy Corp. and approximately $100.0 million in outstanding commercial paper. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced, an Amendment of Accounting Research Bulletin No. 43, Chapter 3A,” $220 million in commercial paper and bank borrowings was used to temporarily fund $220 million of long-term debt of the Company that had matured or been called for redemption in the fourth quarter of 2005. This commercial paper was classified as long-term debt at December 31, 2005 as the Company planned to refinance this amount. Subsequently, the Company issued $220 million of long-term debt in January 2006 and repaid the outstanding commercial paper and bank borrowings. The following table shows Energy Corp.’s and the Company’s lines of credit in place, commercial paper outstanding and available cash at March 31, 2006.

Lines of Credit, Commercial Paper and Available Cash (In millions)
Entity	Amount Available	Amount Outstanding	Weighted-Average Interest Rate	Maturity
Energy Corp. (B)	$ 600.0	$ ---	N/A	September 30, 2010 (A)
The Company (C)	150.0	---	N/A	September 30, 2010 (A)
Energy Corp.	15.0	---	N/A	April 6, 2006 (D)
	765.0	---	N/A
Cash	---	N/A	N/A	N/A
Total	$ 765.0	$ ---	N/A

(A) During 2005, Energy Corp. and the Company entered into revolving credit agreements totaling $750 million, one for Energy Corp. in an amount up to $600 million and one for the Company in an amount up to $150 million. Each of the credit facilities has a five-year term with two options to extend the term for one year.

(B) This bank facility is available to back up a maximum of $300.0 million of Energy Corp.’s commercial paper borrowings and to provide an additional $300.0 million in revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At March 31, 2006, there were no outstanding commercial paper borrowings.

(C) This bank facility is available to back up a maximum of $100.0 million of the Company’s commercial paper borrowings and to provide an additional $50.0 million in revolving credit borrowings. At March 31, 2006, the Company had approximately $0.2 million supporting a letter of credit and no outstanding commercial paper borrowings.

(D) Energy Corp. did not renew this line of credit when it expired on April 6, 2006.

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

8.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the pension plan (including the restoration of retirement income plan) and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan and
	Restoration of Retirement Income Plan
	Three Months Ended
	March 31,
(In millions)	2006	2005
Service cost	$ 3.3	$ 3.2
Interest cost	6.2	6.2
Return on plan assets	(7.6)	(6.8)
Amortization of net loss	3.3	2.9
Amortization of unrecognized prior service cost	1.2	1.2
Net periodic benefit cost	$ 6.4	$ 6.7

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2006	2005
Service cost	$ 0.7	$ 0.6
Interest cost	2.5	2.2
Return on plan assets	(1.4)	(1.3)
Amortization of transition obligation	0.6	0.6
Amortization of net loss	1.9	1.1
Amortization of unrecognized prior service cost	0.4	0.4
Net periodic benefit cost	$ 4.7	$ 3.6

Pension Plan Funding

Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2005 that it may contribute up to $90 million to its pension plan during 2006. In April 2006, Energy Corp. contributed approximately $30.0 million to the pension plan, of which approximately $23.1 million was allocated to the Company. Energy Corp. currently expects to contribute an additional $60.0 million to the pension plan during the remainder of 2006. Any expected contributions to the pension plan during 2006 are discretionary contributions anticipated to be in the form of cash and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

9.	Commitments and Contingencies

Except as set forth below and in Note 10, the circumstances set forth in Notes 11 and 12 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Environmental Laws and Regulations

Air

On March 25, 2005, the Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. The CAMR is currently subject to legal challenges. The CAMR requires reductions in mercury in two phases, Phase I beginning in 2010 and Phase II in 2018. The CAMR is based on the cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that the Company will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR requires each state to adopt the requirements of the federal rule into a state implementation plan. However, the CAMR does not preclude states from developing more stringent mercury reduction requirements. The state of Oklahoma is currently considering three options for implementation of the rule, the most significant differences between the options are related to requirements for mercury controls and allocation and availability of allowances. The Company is currently participating in the rulemaking process and anticipates the rulemaking to be completed by the end of 2006. Because rulemaking is in progress, the cost to install any mercury controls is uncertain at this time but is expected to be significant to meet Phase II requirements in 2018. The state implementation plan will also require continuous monitoring of mercury emissions from the Company’s coal-fired boilers beginning in 2009. The cost of monitoring has not yet been established because the state implementation plan and monitoring technology are still being developed. However, the cost to comply with the CAMR monitoring requirements will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s

Financial Statements. Except as otherwise stated above, in Note 10 below, in Item 1 of Part II of this Form 10-Q, in Notes 11 and 12 of Notes to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 12 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

Acquisition of Power Plant

On July 9, 2004, the Company completed the acquisition of NRG McClain LLC’s 77 percent interest in the 520 megawatt (“MW”) natural gas-fired combined cycle NRG McClain Station (“McClain Plant”). This transaction was intended to satisfy the requirement in the 2002 agreed-upon settlement of a Company rate case (the “Settlement Agreement”) to acquire electric generation of not less than 400 MW’s. The McClain Plant, which includes natural gas-fired combined cycle combustion turbine units, is located near Newcastle, Oklahoma in McClain County, Oklahoma. The McClain Plant began operating in 2001.

The closing of the purchase of the McClain Plant was subject to approval from the FERC. The FERC’s July 2, 2004 approval was based on an offer of settlement in which the Company proposed, among other things, to install certain new transmission facilities and to hire an independent market monitor to oversee the Company’s activity for a limited period. As part of the July 2, 2004 order, the Company agreed to undertake the following mitigation measures: (i) install certain transmission facilities designed to result in up to 600 MW’s of available transfer capability (“ATC”) from the Redbud Energy LP (“Redbud”) facility to the Company control area; (ii) pending completion of these transmission upgrades, provide up to 600 MW’s of ATC into the Company’s control area from the Redbud plant through changes to the dispatch of the Company’s generating units; and (iii) hire an independent market monitor to oversee the Company’s activity in its control area until the Southwest Power Pool (“SPP”) implements a market monitor for the SPP regional transmission organization (“RTO”). The Company completed the installation of the capital improvements and notified the FERC in writing on May 31, 2005 that these were completed. The Company’s obligation to redispatch its system to make 600 MW’s of ATC available to the Redbud power plant terminated upon completion of the transmission upgrades. The independent market monitor described above has submitted six quarterly reports each covering the quarterly periods subsequent to the McClain Plant acquisition. Based on an analysis of transmission congestion data on the Company’s system, along with data on purchases and sales, generation dispatch data and power flows on the Company’s tie lines, the market monitor has concluded that the Company has not acted in an anticompetitive manner through either dispatch of its generation or operation of its transmission system. Further, in the review of the disposition of requests for transmission service, the independent market monitor detected no improper behavior with regard to access to the Company’s transmission system. In August 2005, the market monitor initiated a special investigation into the circumstances surrounding the denial by the SPP of a request by Redbud for 440 MW’s in June 2005 of firm transmission service to the Company. In its third quarter 2005 report, the market monitor concluded that differences in the SPP modeling assumptions and an error in modeling made by the SPP were the primary causes for the denial of service. The market monitor further stated that, if the FERC’s July 2, 2004 order was based on the assumption that the McClain generating unit was not running to serve the Company’s load, the ATC created by the mitigation upgrades completed by the Company in response to the FERC’s July 2, 2004 order matched the claims made by the Company. On September 21, 2005, the FERC issued a letter requesting the Company to provide information to confirm that the transmission facilities that the Company constructed to mitigate the effects of the acquisition of the McClain interest resulted in 600 MW’s of ATC from Redbud to the Company control area. On October 3, 2005, the Company responded that the facilities it constructed complied with the settlement the FERC approved regarding the acquisition of the McClain interest and resulted in the 600 MW’s of ATC. Redbud responded that, when it requested transmission service commencing in June 2005 after the facilities were completed, the SPP denied Redbud’s request for service and, therefore, argued that the ATC was not created. The Company explained that the SPP’s denial of service to Redbud was due to an error by the SPP. Nonetheless Redbud and the Company have filed additional pleadings addressing the ATC. On March 30, 2006, the FERC requested additional information from the Company and the SPP. In the March 30 request, the FERC asked the Company for the source of the 440 MW’s of firm power to supply to its customers. Also in the March 30 request, the FERC requested that the SPP provide certain details regarding all reservations approved between the time the FERC issued the July 2, 2004 order and the time the Redbud request for 440 MW’s was made. On April 10, 2006, the Company and the SPP filed comments in response to the March 30 request by the FERC. On April 19, 2006, the FERC issued a notice of telephone conference which was held on April 26, 2006 where the FERC asked additional questions regarding the April 10, 2006 submissions by the Company and the SPP. While the Company believes that no further action is warranted in this matter, it cannot predict what action the FERC could ultimately take.

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

Gas Transportation and Storage Agreement

As part of the Settlement Agreement, the Company also agreed to consider competitive bidding as a basis to select its provider for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the Settlement Agreement. Because the required integrated service was not available in the marketplace from parties other than Enogex, the Company advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities. The Company will pay Enogex annual demand fees of approximately $46.8 million for the right to transport specified maximum daily quantities (“MDQ”) and maximum hourly quantities (“MHQ”) of gas at various minimum gas delivery pressures depending on the operational needs of the individual generating facility. In addition, the Company supplies system fuel in-kind for its pro-rata share of actual fuel and lost and unaccounted for gas on the transportation system. To the extent the Company transports gas in quantities exceeding the prescribed MDQ’s or MHQ’s, it pays an overrun service charge. During each of the three month periods ended March 31, 2006 and 2005, the Company paid Enogex approximately $11.9 million for gas transportation and storage services.

On July 14, 2005, the OCC issued an order in this case approving a $41.9 million annual recovery. The OCC order disallowed the recovery by the Company of the amount that Enogex charges the Company for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. Over the last three years, this amount has ranged from approximately $1.2 million to $3.7 million annually. This amount was approximately $1.2 million in 2005 and is projected to be approximately $1.6 million in 2006. The OCC’s order required the Company to refund to its Oklahoma customers the difference between the amounts collected from such customers in the past based on an annual rate of $46.8 million for gas transportation and storage services and the $41.9 million annual rate authorized by the OCC’s order. Based on the order, the Company’s refund obligation was approximately $8.8 million. The Company began refunding this obligation in September 2005 through its automatic fuel adjustment clause. The balance of the refund obligation was approximately $4.1 million at March 31, 2006.

In connection with the Enogex gas transportation and storage agreement, the Company also recorded a refund obligation in Arkansas of approximately $1.1 million at December 31, 2005. The Company provided to the APSC the OCC evidence and above findings showing that the Arkansas refund was calculated consistently with the Oklahoma refund. The Company applied the refund obligation to its fuel clause under recoveries balance in April and customers began receiving this refund in April 2006 and will continue through March 2007.

Competitive Bidding, Prudence Reviews and Other Rules for Electric Utility Providers

On March 10, 2005, the OCC filed Cause No. PUD 200500129 regarding “Inquiry of the Oklahoma Corporation Commission into Guidelines for Establishing Rules for Competitive Bidding and Prudence Reviews for Electric Utility Providers.” On June 10, 2005, the OCC voted to close this notice of inquiry and directed the OCC Staff to open a rulemaking to address the competitive bidding issue for electric utilities and other matters. Rules were adopted by the OCC on January 18, 2006 and became effective on April 3, 2006. The new rules: (i) establish a competitive procurement process for purchase of long-term electric generation and long-term fuel supplies; (ii) clarify existing law by requiring that a prudence review of utility fuel and generation procurement be conducted no less frequently than every two years; (iii) require the utility to submit an integrated resource plan to the OCC every three years, with the first plan due on October 1, 2006; and (iv) establish a process whereby a utility may seek pre-approval for recovery of costs associated with transmission upgrades, generation facility modifications caused by environmental requirements and the purchase or construction of generation facilities. The Company does not expect these rules to have a significant impact on its operations.

Pending Regulatory Matters

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2003 and 2004

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year. On March 18, 2005, the OCC Staff filed Cause No. PUD 200500140 regarding “Application of the Public Utility Division Director for Public Hearing to Review and Monitor the Company’s  Fuel Adjustment Clause for Calendar Year 2003.” On June 10, 2005, the OCC voted to combine this case with the Company’s recently completed Oklahoma rate case. On August 25, 2005, the OCC Staff filed Cause No. PUD 200500327 regarding “Application of the Public Utility Division Director for Public Hearing to Review and Monitor the Company’s  Fuel Adjustment Clause for Calendar Year 2004.” On September 27, 2005, the OCC consolidated these two proceedings into one proceeding. Intervenors in this proceeding include the Oklahoma Industrial Energy Consumers, AES Shady Point (“AES”), Redbud and PowerSmith Cogeneration Project, L.P. The parties have agreed to continue the matter. A new procedural schedule is expected to be issued in May with a hearing proposed by the parties in September 2006.

Wind Power Filing

On December 22, 2005, the Company issued a press release announcing that it had entered into a non-binding letter of intent to purchase a 120 MW wind farm planned for construction in northwestern Oklahoma. Invenergy Wind Development Oklahoma LLC (“Invenergy LLC”) would develop the new wind power-generation facility to be owned and operated by the Company. The wind farm, north of Woodward in Harper County, is expected to cost approximately $195 million to constuct, including the cost of transmission interconnection facilities. A definitive Agreement To Engineer, Procure and Construct Wind Generation Energy System (“EPC Contract”) was reached on February 20, 2006, subject to various conditions. Those conditions include agreement by the parties as to certain exhibits to the EPC Contract, approval of the EPC Contract by the Company Board of Directors and approval of the EPC Contract by the governing body for Invenergy LLC, all of which have been completed. In addition, 90 days subsequent to the occurrence of these events, the Company or Invenergy LLC have the unilateral right to terminate the EPC Contract if certain additional events have not occurred, including the following: (i) OCC approval of the terms of the EPC Contract and of a recovery rider providing the Company the opportunity to recover the costs associated with the wind facility, including transmission interconnection and transmission upgrade costs; (ii) completion by the SPP of all necessary transmission studies; (iii) Invenergy LLC’s acquisition of certain land agreements; (iv) Invenergy LLC’s execution of a contract acceptable to the Company with a balance of work contractor; and (v) Invenergy LLC’s acquisition of certain permits. If all of these conditions are met, the new wind farm is expected to be constructed and producing power on or before December 31, 2006. On April 6, 2006, a settlement agreement was filed with the OCC which, among other things, requested approval of the wind power EPC contract and a recovery rider for up to $205 million in construction costs and allowance for funds used during construction; the settlement also indicated that the Company shall file for a general rate review during 2009 which will permit the OCC to issue an order no later than December 31, 2009 placing the wind farm in the Company’s rate base. The settlement agreement satisfied requirement (i) above. On April 11, 2006, the administrative law judge (“ALJ”) in this proceeding recommended approval of the settlement agreement. On April 28, 2006, the OCC issued a unanimous order approving the settlement agreement. The Company expects to file an application with the APSC in June 2006 for approval to allocate to Arkansas the portion of the wind project not being recovered in rates in Oklahoma and expects to include recovery for the Arkansas portion in its Arkansas rate case filing in July 2006.

Arkansas Rate Case Filing

Beginning in January 2006, the Company began developing a rate case filing for the Arkansas jurisdiction. The Company filed a notice with the APSC on May 1, 2006 of its intent to file a rate case in July 2006 requesting an increase in electric rates. The amount of the requested increase has not yet been determined.

SO2 Allowance Filing

On February 10, 2006, the Company, the OCC Staff and AES filed a joint application with the OCC to determine the treatment of proceeds received from the Company’s sale of sulfur dioxide (“SO2”) allowances and how these proceeds will be shared between the Company and its customers for any sales after December 31, 2005. In the application, the parties propose that AES be held harmless from any reduction in the Company’s coal costs caused by the sale of SO2 allowances and that the proceeds of such sales are shared 80 percent with the Company’s Oklahoma customers and the remaining 20 percent to the Company. A credit rider was requested to pass the proceeds from the sale of the SO2 allowances to Oklahoma customers. Any proceeds from the sale of SO2 allowances in the Arkansas and the FERC jurisdictions will flow through the Company’s automatic fuel adjustment clause. On March 16, 2006, the Company filed testimony in support of the joint application. The OCC Staff and AES filed testimony on April 21. Responsive testimony is due May 5. All parties are expected to file rebuttal testimony on May 18 and a hearing is scheduled for May 30 before the ALJ.

Uniform Fuel Adjustment Clause Filing

On January 23, 2006, the Director of the Public Utility Division of the OCC filed Cause No. PUD 200600012 regarding an application to review the OCC’s regulation of the automatic rate adjustment clauses of all public energy utilities operating in Oklahoma and subject to the OCC’s jurisdiction. A technical conference for electric utilities was held on March 17, 2006 and a second technical conference is expected in May 2006.  At this time, the Company does not believe the outcome of this proceeding will significantly impact the Company.

Southwest Power Pool

The SPP filed on June 15, 2005, Docket No. ER05-1118, to create a real-time, offer-based imbalance energy market which will require cash settlements for over or under generation. Market participants, including the Company, will be required to submit resource plans and can submit offer curves for each resource available for dispatch. In addition, the filing contains provisions allowing the SPP to order certain dispatching of generating units and a market monitoring plan which provides a clear set of rules, the potential consequences if the rules are violated and the areas in which an independent market monitor will examine and report. On September 19, 2005, the FERC rejected the June 15, 2005 filing; however, the FERC provided guidance for the SPP’s follow-up filing. On January 4, 2006, the SPP filed its follow-up filing in Docket No. ER06-451 by submitting tariff revisions to incorporate imbalance energy market and market monitoring procedures. On March 20, 2006, the FERC issued an order on the proposed tariff revisions which conditionally accepted a portion of the filing and suspended and rejected other portions of the filing. As a result, the scheduled implementation date of the imbalance energy market has been delayed from May 1, 2006 to October 1, 2006. The Company expects minimal additional costs related to market systems implementation due to the delay in the effective date of the imbalance energy market.

Market-Based Rate Authority

On December 22, 2003, the Company and OGE Energy Resources, Inc. (“OERI”) filed a triennial market power update based on the supply margin assessment test. On April 14, 2004, the FERC replaced the supply margin assessment test and issued: (1) interim requirements for the FERC jurisdictional electric utilities that have been granted authority to make wholesale sales at market-based rates; and (2) an order initiating a new rulemaking on future market-based rates authorizations. The interim method for analyzing generation market power requires two assessments – whether the utility is a pivotal supplier based on a control area’s annual peak demand and whether the utility exceeds certain market share thresholds on a seasonal basis. If an applicant does not pass either assessment, the FERC will presume that the utility can exercise generation market power and will initiate an investigation into the scope of the applicant’s market power. The FERC will allow a utility to rebut that presumption through the submission of additional information. If an applicant is found to have generation market power, the applicant must propose a market power mitigation plan. The new interim assessment methods are applicable to all market-based rate sellers pending the outcome of the rulemaking described below. On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address the two interim tests described above. In the rulemaking proceeding, the FERC is seeking comments on the adequacy of the FERC’s current analysis of market-based rate filings, including the adequacy of the new “interim” assessment of generation market power. The Company and OERI submitted a compliance filing to the FERC on February 7, 2005 which applied the interim tests to the Company and OERI. In the compliance filing, the Company and OERI passed the pivotal supplier screen but did not pass the market share screen in the Company control area. The Company and OERI provided an explanation as to why their failure of the market share screen in the Company control area should not be viewed as an indication that they can exercise generation market power. One party, Redbud, protested the Company and OERI filing and proposed that the FERC require the Company to adopt an economic dispatch program as a means to mitigate the Company’s and OERI’s generation market power. On March 15, 2005, the Company and OERI responded to Redbud’s protest. In that response the Company and OERI reiterated that the information they initially filed demonstrates that they cannot exercise market power and that Redbud’s proposal is beyond the scope of the proceeding. Another party, AES, intervened and protested the Company’s and OERI’s filing.

On June 7, 2005, the FERC issued an order on the Company’s and OERI’s market-based rate filing. Because the Company and OERI failed the market share screen for the Company’s control area, the FERC established hearing procedures to investigate whether the Company and OERI may continue to sell power at market-based rates in the Company’s control area. The order established a rebuttable presumption that the Company and OERI have the ability to exercise market power in the Company control area. The Company and OERI were requested to provide additional information that demonstrates to the FERC that they cannot exercise market power in the first-tier markets as well. However, the order conditionally allows the Company and OERI to sell power in first-tier markets subject to the Company and OERI providing additional information that clearly shows that they pass the market share screen for the first-tier markets. The Company and OERI provided that additional information on July 7, 2005. On August 8, 2005, the Company and OERI informed the FERC that they will: (i) adopt the FERC default rate mechanism for sales of one week or less to loads that sink in the Company’s control area; and (ii) commit not to enter into any sales with a duration of between one week and one year to loads that sink in the Company’s control area. The Company and OERI also informed the FERC that any new agreements for long-term sales (one year or longer in duration) to loads that sink in the Company’s control area will be filed with the FERC and that the Company and OERI will not make such sales under their respective market-based rate tariffs. No party filed interventions or comments on the Company’s and OERI’s August 8, 2005 filing. On January 20, 2006, the FERC issued a Notice of Institution of Proceeding and Refund Effective Date for the purpose of establishing the date from which any subsequent market-based sales would be subject to refund in the event the FERC concludes after investigation that the rates for such sales are not just and reasonable. The refund effective date was March 27, 2006.

On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company control area (instead of only to sales sinking to load within the Company control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order.

State Legislative Initiatives

Oklahoma

The 2006 legislative session began in February with approximately 2,000 bills being filed. While many theoretically could have an impact on the Company’s operations, it appears that none of the bills, in the form filed, are expected to have a material impact on the Company. One bill, House Bill 1386 was introduced in the 2005 session and was carried over into the 2006 session. That bill, if passed, could have an impact on the Company’s ability to compete with other utility providers. The bill proposed that utilities be able to continue to serve and expand, if so desired, in service territories in which they currently serve but which a municipality annexes. The Company believes current case law authorizes utilities to serve and expand in an area described above. House Bill 1386 would codify the Company’s belief. The bill failed to be heard for a final vote in the Senate in 2005 and it carried over to the current legislative session. It is unknown at this time if the bill will be heard.

11.	Fair Value of Financial Instruments

The following information is provided regarding the estimated fair value of the Company’s financial instruments which have significantly changed since December 31, 2005.

	March 31, 2006		December 31, 2005
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$ 707.8	$ 726.8	$ 488.6	$ 511.7
Other	---	---	220.0	220.0

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

Forward-Looking Statements

Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the discussion in “Outlook”, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit, actions of rating agencies and their impact on capital expenditures; the Company’s and Energy Corp.’s ability to obtain financing on favorable terms; prices of electricity, coal and natural gas; business conditions in the energy industry; competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company; unusual weather; availability and prices of raw materials; federal or state legislation and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company’s markets; environmental laws and regulations that may impact the Company’s operations; changes in accounting standards, rules or guidelines; creditworthiness of suppliers, customers and other contractual parties; and other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including Risk Factors and Exhibit 99.01 to the Company’s Form 10-K for the year ended December 31, 2005.

Overview

Summary of Operating Results

Quarter ended March 31, 2006 as compared to quarter ended March 31, 2005

The Company reported a net loss of approximately $1.1 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in the net loss was primarily due to higher gross margin on revenues (“gross margin”) due to rate increases authorized in the OCC order in December 2005, price variance due to sales and customer mix, new customer growth and increased demand by industrial customers in the Company’s service territory partially offset by milder weather in the Company’s service territory. These factors were partially offset by higher operating and maintenance expenses, ad valorem taxes and net interest expense due to the acquisition of NRG McClain LLC’s 77 percent interest in the 520 megawatt (“MW”) natural gas-fired combined cycle NRG McClain Station (“McClain Plant”), which ceased being recorded as a regulatory asset on July 8, 2005.

Regulatory Matters

Gas Transportation and Storage Agreement

As part of the 2002 agreed-upon settlement of a Company rate case (the “Settlement Agreement”), the Company also agreed to consider competitive bidding as a basis to select its provider for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the Settlement Agreement. Because the required integrated service was not available in the marketplace from parties other than Enogex Inc. and its subsidiaries (“Enogex”), the Company advised the

OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities. The Company will pay Enogex annual demand fees of approximately $46.8 million for the right to transport specified maximum daily quantities (“MDQ”) and maximum hourly quantities (“MHQ”) of gas at various minimum gas delivery pressures depending on the operational needs of the individual generating facility. In addition, the Company supplies system fuel in-kind for its pro-rata share of actual fuel and lost and unaccounted for gas on the transportation system. To the extent the Company transports gas in quantities exceeding the prescribed MDQ’s or MHQ’s, it pays an overrun service charge. During each of the three month periods ended March 31, 2006 and 2005, the Company paid Enogex approximately $11.9 million for gas transportation and storage services.

On July 14, 2005, the OCC issued an order in this case approving a $41.9 million annual recovery. The OCC order disallowed the recovery by the Company of the amount that Enogex charges the Company for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. Over the last three years, this amount has ranged from approximately $1.2 million to $3.7 million annually. This amount was approximately $1.2 million in 2005 and is projected to be approximately $1.6 million in 2006. The OCC’s order required the Company to refund to its Oklahoma customers the difference between the amounts collected from such customers in the past based on an annual rate of $46.8 million for gas transportation and storage services and the $41.9 million annual rate authorized by the OCC’s order. Based on the order, the Company’s refund obligation was approximately $8.8 million. The Company began refunding this obligation in September 2005 through its automatic fuel adjustment clause. The balance of the refund obligation was approximately $4.1 million at March 31, 2006.

In connection with the Enogex gas transportation and storage agreement, the Company also recorded a refund obligation in Arkansas of approximately $1.1 million at December 31, 2005. The Company provided to the APSC the OCC evidence and above findings showing that the Arkansas refund was calculated consistently with the Oklahoma refund. The Company applied the refund obligation to its fuel clause under recoveries balance in April and customers began receiving this refund in April 2006 and will continue through March 2007.

Wind Power Filing

On December 22, 2005, the Company issued a press release announcing that it had entered into a non-binding letter of intent to purchase a 120 MW wind farm planned for construction in northwestern Oklahoma. Invenergy Wind Development Oklahoma LLC (“Invenergy LLC”) would develop the new wind power-generation facility to be owned and operated by the Company. The wind farm, north of Woodward in Harper County, is expected to cost approximately $195 million to construct, including the cost of transmission interconnection facilities. A definitive Agreement To Engineer, Procure and Construct Wind Generation Energy System (“EPC Contract”) was reached on February 20, 2006, subject to various conditions. Those conditions include agreement by the parties as to certain exhibits to the EPC Contract, approval of the EPC Contract by the Company Board of Directors and approval of the EPC Contract by the governing body for Invenergy LLC, all of which have been completed. In addition, 90 days subsequent to the occurrence of these events, the Company or Invenergy LLC have the unilateral right to terminate the EPC Contract if certain additional events have not occurred, including the following: (i) OCC approval of the terms of the EPC Contract and of a recovery rider providing the Company the opportunity to recover the costs associated with the wind facility, including transmission interconnection and transmission upgrade costs; (ii) completion by the Southwest Power Pool of all necessary transmission studies; (iii) Invenergy LLC’s acquisition of certain land agreements; (iv) Invenergy LLC’s execution of a contract acceptable to the Company with a balance of work contractor; and (v) Invenergy LLC’s acquisition of certain permits. If all of these conditions are met, the new wind farm is expected to be constructed and producing power on or before December 31, 2006. On April 6, 2006, a settlement agreement was filed with the OCC which, among other things, requested approval of the wind power EPC contract and a recovery rider for up to $205 million in construction costs and allowance for funds used during construction; the settlement agreement also indicated that the Company shall file for a general rate review during 2009 which will permit the OCC to issue an order no later than December 31, 2009 placing the wind farm in the Company’s rate base. The settlement agreement satisfied requirement (i) above. On April 11, 2006, the administrative law judge in this proceeding recommended approval of the settlement agreement. On April 28, 2006, the OCC issued a unanimous order approving the settlement agreement. The Company expects to file an application with the APSC in June 2006 for approval to allocate to Arkansas the portion of the wind project not being recovered in rates in Oklahoma and expects to include recovery for the Arkansas portion in its Arkansas rate case filing in July 2006.

Outlook

Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2005 that its 2006 earnings guidance was $159 million to $169 million of net income, or $1.75 to $1.85 per diluted share. Energy Corp. has increased its 2006 earnings guidance, excluding any gains on asset sales, to $187 million to $205 million of net income, or $2.05 to $2.25 per diluted share, assuming approximately 91.6 million average diluted shares outstanding. The change in earnings guidance is due to an increase in the projected earnings at Enogex and a decrease in the net loss at the holding company. The outlook for the Company remains unchanged (see “Outlook” in the Company’s Form 10-K for the year ended December 31, 2005 for a description of the underlying assumptions related to the earnings guidance for the Company).

Results of Operations

The following discussion and analysis presents factors which affected the Company’s results of operations for the three months ended March 31, 2006 as compared to the same period in 2005 and the Company’s financial position at March 31, 2006. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2006	2005
Operating income	$ 9.8	$ 2.8
Net loss	$ (1.1)	$ (1.7)

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Operations as operating income indicates the ongoing profitability of the Company excluding unusual or infrequent items, the cost of capital and income taxes.

	Three Months Ended
	March 31,
(Dollars in millions)	2006	2005
Operating revenues	$ 374.0	$ 301.0
Cost of goods sold	237.7	175.0
Gross margin on revenues	136.3	126.0
Other operation and maintenance	79.7	77.4
Depreciation	33.1	33.1
Taxes other than income	13.7	12.7
Operating income	9.8	2.8
Other income	0.2	0.7
Other expense	1.1	0.5
Interest income	1.0	1.6
Interest expense	13.7	9.7
Income tax benefit	2.7	3.4
Net loss	$ (1.1)	$ (1.7)
Operating revenues by classification
Residential	$ 137.9	$ 114.2
Commercial	88.4	70.2
Industrial	85.4	65.7
Public authorities	37.1	29.1
Sales for resale	14.9	13.1
Provision for refund on gas transportation and storage case	---	(1.0)
System sales revenues	363.7	291.3
Off-system sales revenues	0.5	0.4
Other	9.8	9.3
Total operating revenues	$ 374.0	$ 301.0
MWH (A) sales by classification (in millions)
Residential	1.8	1.9
Commercial	1.3	1.3
Industrial	1.7	1.7
Public authorities	0.6	0.6
Sales for resale	0.4	0.3
System sales	5.8	5.8
Off-system sales	---	---
Total sales	5.8	5.8
Number of customers	748,695	734,820
Average cost of energy per KWH (B) - cents
Fuel	3.538	2.403
Fuel and purchased power	3.839	2.813
Degree days (C)
Heating
Actual	1,499	1,665
Normal	1,963	1,963
Cooling
Actual	31	1
Normal	8	8
(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Quarter ended March 31, 2006 as compared to quarter ended March 31, 2005

The Company’s operating income increased approximately $7.0 million during the three months ended March 31, 2006 as compared to the same period in 2005 primarily due to higher gross margin partially offset by higher operating expenses.

Gross margin, which is operating revenues less cost of goods sold, was approximately $136.3 million during the three months ended March 31, 2006 as compared to approximately $126.0 million during the same period in 2005, an increase of approximately $10.3 million or 8.2 percent. The gross margin increased primarily due to:

•	rate increases authorized in the OCC order in December 2005, which increased the gross margin by approximately $9.7 million;
•	price variance due to sales and customer mix, which increased the gross margin by approximately $2.9 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $2.3 million; and
•	increased peak demand by industrial customers in the Company’s service territory, which increased the gross margin by approximately $1.7 million.

These increases in gross margin were partially offset by milder weather in the Company’s service territory, which reduced the gross margin by approximately $5.9 million.

Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $184.7 million during the three months ended March 31, 2006 as compared to approximately $132.3 million during the same period in 2005, an increase of approximately $52.4 million or 39.6 percent due to a higher average cost of natural gas per kwh. Purchased power costs were approximately $53.0 million during the three months ended March 31, 2006 as compared to approximately $42.7 million during the same period in 2005, an increase of approximately $10.3 million or 24.1 percent primarily due to an increase in purchased power costs while various Company power plants were being overhauled.

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

Other operating and maintenance expenses were approximately $79.7 million during the three months ended March 31, 2006 as compared to approximately $77.4 million during the same period in 2005, an increase of approximately $2.3 million or 3.0 percent. The increase in other operating and maintenance expenses was primarily due to:

•	higher salaries, wages, pension and other employee expenses of approximately $5.3 million;
•	higher allocations from the holding company of approximately $3.3 million primarily due to higher miscellaneous corporate expenses; and
•	timing differences in legal expenses of approximately $2.3 million.

These increases in other operating and maintenance expenses were partially offset by:

•	increase in capitalized work of approximately $7.5 million; and
•	lower materials and supplies expense of approximately $1.6 million.

The other operating and maintenance expense variance includes other operating and maintenance expenses associated with the acquisition of the McClain Plant, which ceased being recorded as a regulatory asset on July 8, 2005.

Taxes other than income were approximately $13.7 million during the three months ended March 31, 2006 as compared to approximately $12.7 million during the same period in 2005, an increase of approximately $1.0 million or 7.9 percent, primarily due to increased ad valorem taxes. This variance includes ad valorem taxes associated with the acquisition of the McClain Plant, which ceased being recorded as a regulatory asset on July 8, 2005.

Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $0.2 million during the three months ended March 31, 2006 as compared to approximately $0.7 million during the same period in 2005, a decrease of approximately $0.5 million or 71.4 percent. The decrease in other income was primarily due to a decrease of approximately $0.3 million from contract work performed by the Company in 2006 and a gain of approximately $0.2 million from the sale of miscellaneous assets during the first quarter of 2005.

Other expense includes, among other things, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $1.1 million during the three months ended March 31, 2006 as compared to approximately $0.5 million during the same period in 2005, an increase of approximately $0.6 million primarily due to an adjustment to natural gas inventory of approximately $0.4 million to correct reported volumes in a prior period.

Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $12.7 million during the three months ended March 31, 2006 as compared to approximately $8.1 million during the same period in 2005, an increase of approximately $4.6 million or 56.8 percent. The increase in net interest expense was primarily due to:

•	increased interest on debt associated with the McClain Plant acquisition, which the Company ceased recording as a regulatory asset on July 8, 2005, of approximately $2.3 million;
•	increased interest of approximately $0.9 million due to increased short-term borrowings;
•

additional interest expense related to income taxes as a result of new guidelines issued by the Internal Revenue Service related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $0.8 million; and

•	lower interest income of approximately $0.6 million primarily due to the interest portion of an income tax refund related to prior periods which was received in the first quarter of 2005.

Income tax benefit was approximately $2.7 million during the three months ended March 31, 2006 as compared to approximately $3.4 million during the same period in 2005, a decrease of approximately $0.7 million or 20.6 percent primarily due to a lower pre-tax loss for the Company.

Financial Condition

The balance of Fuel Clause Under Recoveries was approximately $44.0 million and $101.1 million at March 31, 2006 and December 31, 2005, respectively, a decrease of approximately $57.1 million or 56.5 percent. The decrease in fuel clause under recoveries was due to the amount billed to the Company’s customers during the three months ended March 31, 2006 exceeding the Company’s cost of fuel. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under or over recovery. The Company expects to recover the under recovery later in 2006.

The balance of Accounts Payable – Other was approximately $91.4 million and $113.1 million at March 31, 2006 and December 31, 2005, respectively, a decrease of approximately $21.7 million or 19.2 percent. The decrease was primarily due to lower natural gas purchases and prices in March 2006 as compared to December 2005, less purchased power and timing of outstanding checks clearing the bank.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements.

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

Future Capital Requirements

Capital Expenditures

The Company’s current 2006 to 2008 construction program includes continued investment in the Company’s assets. To reliably meet the increased electricity needs of the Company’s customers during the foreseeable future, the Company will continue to invest to maintain the integrity of the delivery system. As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005, the Company’s construction program did not include capital expenditures of up to $205 million associated with the Company’s wind power project which was approved by the OCC on April 28, 2006. The Company expects to fund the wind power project with a capital contribution from Energy Corp. and the issuance of long-term debt later in 2006.

Other Regulatory Matters

Later in 2006, the Company is planning to issue a request for proposal (“RFP”) for additional capacity in 2008. In addition, the Company has determined that additional base load capacity may be needed in 2011 and 2012. The Company is also participating in the Public Service Company (“PSO”) RFP process for securing additional base load capacity to meet PSO’s capacity needs in 2011 of between approximately 450 and 600 MW’s.

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

Pension and Postretirement Benefit Plans

Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2005 that it may contribute up to $90 million to its pension plan during 2006. In April 2006, Energy Corp. contributed approximately $30.0 million to the pension plan, of which approximately $23.1 million was allocated to the Company. Energy Corp. currently expects to contribute an additional $60.0 million to the pension plan during the remainder of 2006. Any expected contributions to the pension plan during 2006 are discretionary contributions anticipated to be in the form of cash and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

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

Short-Term Debt

See Note 7 of Notes to Condensed Financial Statements for a discussion of the Company’s short-term debt activity.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material affect on the Company’s Condensed Financial Statements particularly as they relate to pension expense. However, the Company believes it has taken reasonable but conservative positions, where assumptions and estimates are used, in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, contingency reserves, accrued removal obligations, regulatory assets and liabilities, unbilled revenue, the allowance for uncollectible accounts receivable and fair value hedges. The selection, application and disclosure of these critical accounting estimates have been discussed with Energy Corp.’s audit committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2005.

Accounting Pronouncements

As a result of adopting SFAS No. 123(R) “Share-Based Payment” on January 1, 2006 using the modified prospective transition method, the Company recorded compensation cost of approximately $0.3 million pre-tax ($0.2 million after tax) during the three months ended March 31, 2006 related to the Company’s share-based payments. Also, as a result of adopting SFAS No. 123(R), the Company recorded a cumulative effect adjustment of approximately $0.1 million pre-tax (less than $0.1 million after tax) on January 1, 2006 for outstanding share-based compensation grants at December 31, 2005. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Statement of Operations. See Notes 1 and 2 of Notes to Condensed Financial Statements for a further discussion.

Electric Competition; Regulation

The Company has been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although retail restructuring efforts in Oklahoma and Arkansas have been postponed for the time being, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on the Company due to an impairment of assets, a loss of retail customers, lower profit margins and/or increased costs of capital. Any such restructuring could have a significant impact on the Company’s financial position, results of operations and cash flows. The Company cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on the Company’s financial position, results of operations or cash flows. The Company believes that the prices for electricity and the quality and reliability of the Company’s service currently place us in a position to compete effectively in the energy market. These developments at the federal and state levels are described in more detail in Notes 9 and 10 of Notes to Condensed Financial Statements in this Form 10-Q and in the Company’s Form 10-K for the year ended December 31, 2005.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as disclosed otherwise in this Form 10-Q and in the Company’s Form 10-K for the year ended December 31, 2005 management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 9 and 10 of Notes to Condensed Financial Statements and Item 1 of Part II in this Form 10-Q and Notes 11 and 12 of Notes to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 for a discussion of the Company’s commitments and contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q, the information otherwise required by Item 3 has been omitted.

Item 4. Controls and Procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

No change in the Company’s internal control over financial reporting has occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2005 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits.

Exhibit No.	Description

1.01

Underwriting Agreement, dated January 4, 2006 between the Company and J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, on behalf of themselves and the other underwriters named therein relating to $110,000,000 in aggregate principal amount of the Company’s 5.15% Senior Notes, Series due January 15, 2016 and $110,000,000 in aggregate principal amount of its 5.75% Senior Notes, Series due January 15, 2036 (collectively, the “Senior Notes”). (Filed as Exhibit 1.01 to the Company’s Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein)

4.02

Supplemental Indenture No. 7 dated as of January 1, 2006 between the Company and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.02 to the Company’s Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein)

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

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By	/s/ Scott Forbes
Scott Forbes
Controller – Chief Accounting Officer

May 3, 2006

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

Date: May 3, 2006

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

Date: May 3, 2006

/s/ James R. Hatfield James R. Hatfield Senior Vice President and Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 3, 2006

/s/ Steven E. Moore
Steven E. Moore
Chairman of the Board, President
and Chief Executive Officer

/s/ James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer