Form 10-Q
period 2006-08-02
OKLAHOMA GAS & ELECTRIC CO
filed 2006-08-02
CIK 74145

             UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2006	2005

ASSETS
CURRENT ASSETS
Accounts receivable - customers, less reserve of $2.6 and $2.5, respectively	$ 174.0	$ 139.1
Accounts receivable - other, net	8.2	15.2
Accrued unbilled revenues	62.8	41.8
Fuel inventories, at LIFO cost	34.2	27.9
Materials and supplies, at average cost	53.7	52.6
Price risk management	---	0.1
Gas imbalances	0.1	---
Accumulated deferred tax assets	9.6	11.2
Fuel clause under recoveries	8.8	101.1
Recoverable take or pay gas charges	---	4.9
Prepayments and other	3.6	10.2
Total current assets	355.0	404.1

OTHER PROPERTY AND INVESTMENTS, at cost	3.5	3.7

PROPERTY, PLANT AND EQUIPMENT
In service	4,811.3	4,745.9
Construction work in progress	163.4	80.8
Other	1.2	1.2
Total property, plant and equipment	4,975.9	4,827.9
Less accumulated depreciation	2,155.3	2,157.7
Net property, plant and equipment	2,820.6	2,670.2

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	32.3	32.8
Intangible asset - unamortized prior service cost	26.5	26.5
Prepaid benefit obligation	98.9	65.4
McClain Plant deferred expenses	21.8	24.9
Unamortized loss on reacquired debt	20.7	21.3
Unamortized debt issuance costs	6.9	5.0
Other	1.2	1.1
Total deferred charges and other assets	208.3	177.0

TOTAL ASSETS	$ 3,387.4	$ 3,255.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2006	2005

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$ 9.9	$ 10.7
Accounts payable - other	74.4	113.1
Advances from parent	194.3	108.3
Customers’ deposits	48.1	46.3
Accrued taxes	23.4	22.9
Accrued interest	21.9	16.3
Tax collections payable	13.5	8.6
Accrued compensation	19.4	20.1
Price risk management	---	0.1
Gas imbalances	---	0.2
Fuel clause over recoveries	45.4	---
Provision for payments of take or pay gas	---	8.9
Other	12.7	13.2
Total current liabilities	463.0	368.7

LONG-TERM DEBT	843.2	844.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	189.8	183.5
Accumulated deferred income taxes	594.0	584.0
Accumulated deferred investment tax credits	29.3	31.7
Accrued removal obligations, net	120.4	114.3
Asset retirement obligation	4.7	3.6
Other	8.1	9.2
Total deferred credits and other liabilities	946.3	926.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.4	665.4
Retained earnings	549.6	530.7
Accumulated other comprehensive loss, net of tax	(80.1)	(80.1)
Total stockholder’s equity	1,134.9	1,116.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 3,387.4	$ 3,255.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005

OPERATING REVENUES	$ 444.7	$ 394.1	$ 818.7	$ 695.1

COST OF GOODS SOLD *	229.6	215.9	467.3	390.9
Gross margin on revenues	215.1	178.2	351.4	304.2
Other operation and maintenance	80.0	79.7	159.7	157.1
Depreciation	33.2	31.4	66.3	64.5
Taxes other than income	13.1	12.1	26.8	24.8

OPERATING INCOME	88.8	55.0	98.6	57.8

OTHER INCOME (EXPENSE)
Other income	0.6	0.3	0.8	1.0
Other expense	(8.4)	(0.3)	(9.5)	(0.8)
Net other income (expense)	(7.8)	---	(8.7)	0.2

INTEREST INCOME (EXPENSE)
Interest income	0.4	---	1.4	1.6
Interest on long-term debt	(12.7)	(10.1)	(24.9)	(19.8)
Allowance for borrowed funds used during construction	1.5	0.7	2.5	1.3
Interest on short-term debt and other interest charges	(0.3)	(0.3)	(2.8)	(0.9)
Net interest expense	(11.1)	(9.7)	(23.8)	(17.8)

INCOME BEFORE TAXES	69.9	45.3	66.1	40.2

INCOME TAX EXPENSE	25.9	15.6	23.2	12.2

NET INCOME	$ 44.0	$ 29.7	$ 42.9	$ 28.0

*  Before intercompany eliminations with affiliates that are eliminated in the preparation of Energy Corp.’s consolidated financial statements.

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 42.9	$ 28.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	66.3	64.5
Deferred income taxes and investment tax credits, net	10.0	17.2
Allowance for equity funds used during construction	(0.2)	---
Gain on sale of assets	---	(0.2)
Loss on retirement of fixed assets	6.8	---
Price risk management assets	0.1	---
Price risk management liabilities	(0.1)	(0.1)
Other assets	(31.8)	(10.9)
Other liabilities	(2.7)	(5.5)
Change in certain current assets and liabilities
Accounts receivable - customers, net	(34.9)	(13.0)
Accounts receivable - other, net	7.0	4.3
Accrued unbilled revenues	(21.0)	(32.7)
Fuel, materials and supplies inventories	(7.4)	5.3
Gas imbalance asset	(0.1)	---
Fuel clause under recoveries	92.3	16.1
Other current assets	11.5	7.0
Accounts payable	(38.7)	(20.5)
Accounts payable - affiliates	(0.8)	5.2
Customers’ deposits	1.8	(0.4)
Accrued taxes	0.5	1.5
Accrued interest	5.6	0.1
Gas imbalance liability	(0.2)	---
Fuel clause over recoveries	45.4	---
Other current liabilities	(5.2)	(3.1)
Net Cash Provided from Operating Activities	147.1	62.8

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(207.2)	(121.6)
Proceeds from sale of assets	0.6	0.4
Net Cash Used in Investing Activities	(206.6)	(121.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	217.5	---
(Decrease) increase in short-term debt, net	(119.0)	102.4
Dividends paid on common stock	(39.0)	(44.0)
Net Cash Provided from Financing Activities	59.5	58.4

NET CHANGE IN CASH AND CASH EQUIVALENTS	---	---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ ---	$ ---

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2006 and December 31, 2005, the results of its operations for the three and six months ended June 30, 2006 and 2005, and the results of its cash flows for the six months ended June 30, 2006 and 2005, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2006	2005
Regulatory Assets
Income taxes recoverable from customers, net	$ 32.3	$ 32.8
McClain Plant deferred expenses	21.8	24.9
Unamortized loss on reacquired debt	20.7	21.3
Fuel clause under recoveries	8.8	101.1
Recoverable take or pay gas charges	---	4.9
Cogeneration credit rider under recovery	---	3.7
Miscellaneous	0.9	0.5
Total Regulatory Assets	$ 84.5	$ 189.2

Regulatory Liabilities
Accrued removal obligations, net	$ 120.4	$ 114.3
Fuel clause over recoveries	45.4	---
Deferred gain on sale of assets	3.1	3.8
Cogeneration credit rider over recovery	3.0	---
Total Regulatory Liabilities	$ 171.9	$ 118.1

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

Related Party Transactions

Energy Corp. allocated operating costs to the Company of approximately $20.7 million and $22.4 million during the three months ended June 30, 2006 and 2005, respectively, and allocated approximately $44.4 million and $43.8 million during the six months ended June 30, 2006 and 2005, respectively. Energy Corp. allocates operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. Where more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. Energy Corp. adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. Energy Corp. believes this method provides a reasonable basis for allocating common expenses.

During each of the three month periods ended June 30, 2006 and 2005, the Company paid Enogex Inc. and its subsidiaries (“Enogex”) approximately $8.7 million for transporting gas to the Company’s natural gas-fired generating facilities. During each of the six month periods ended June 30, 2006 and 2005, the Company paid Enogex approximately $17.4 million for transporting gas to the Company’s natural gas-fired generating facilities. During the three months ended June 30, 2006 and 2005, the Company paid Enogex approximately $3.1 million and $3.2 million, respectively, for natural gas storage services. During each of the six month periods ended June 30, 2006 and 2005, the Company paid Enogex approximately $6.3 million for natural gas storage services. During the three months ended June 30, 2006 and 2005, the Company also recorded natural gas purchases from Enogex of approximately $15.5 million and $20.8 million, respectively. During each of the six month periods ended June 30, 2006 and 2005, the Company also recorded natural gas purchases from Enogex of approximately $30.8 million. Approximately $10.1 million and $11.2 million were recorded at June 30, 2006 and December 31, 2005, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities. See Note 13 for a discussion of the gas transportation and storage contract between the Company and Enogex.

During the three and six months ended June 30, 2006 and the three months ended June 30, 2005, Energy Corp. made no advances to the Company. The Company recorded interest income of approximately $0.1 million from Energy Corp. for advances made by the Company for the six months ended June 30, 2005.

During the three months ended June 30, 2006 and 2005, the Company recorded interest expense of approximately $0.8 million and $0.1 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. During the six months ended June 30, 2006 and 2005, the Company recorded interest expense of approximately $1.7 million and $0.2 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

During the six months ended June 30, 2006 and 2005, the Company paid approximately $39.0 million and $44.0 million, respectively, in dividends to Energy Corp.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised), “Share-Based Payment,” effective January 1, 2006, which required the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. See Note 3 for a further discussion related to the Company’s stock-based compensation. Pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company had elected to continue using the intrinsic value method of accounting for its stock options granted under Energy Corp.’s employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not recognize compensation expense for its stock options prior to January 1, 2006. The Company would have recognized less than $0.1 million during both the three and six month periods ended June 30, 2005 had it elected to adopt the fair value recognition provisions of SFAS No. 123. For purposes of this pro forma calculation, the value of the options was determined using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods. Pro forma information is not included for the three and six months ended June 30, 2006 as all share-based payments have been accounted for under SFAS No. 123(R).

Reclassifications

Certain prior year amounts have been reclassified on the Condensed Financial Statements to conform to the 2006 presentation.

2.	Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements 133 and 140,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155, among other things, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and clarifies that concentrations of credit risk in the form of subordination are not embedded derivates. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year beginning after September 15, 2006. The Company will adopt this new standard effective January 1, 2007. Management does not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement 140,” which amends SFAS No. 140 with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156, among other things, requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value if practicable and permits an entity to choose either the amortization method or the fair value method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year beginning after September 15, 2006. The Company will adopt this new standard effective January 1, 2007. Management does not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this new interpretation effective January 1, 2007. Management does not expect the adoption of this interpretation to have a material impact on the Company’s financial position or results of operations.

3.	Stock-Based Compensation

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

Prior to January 1, 2006, Energy Corp. accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Energy Corp. also previously adopted the disclosure provisions under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company recorded compensation expense of less than $0.1 million pre-tax (less than $0.1 million after tax) and approximately $0.2 million pre-tax ($0.1 million after tax), respectively, during the three and six months ended June 30, 2005 related to its performance units. No stock-based employee compensation expense related to stock options was recognized for the three and six months ended June 30, 2005 as all options granted under those plans had an exercise price equal to the market value of Energy Corp.’s common stock on the grant date. Effective January 1, 2006, Energy Corp. adopted SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 included: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R); and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R). Results for prior periods were not restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) during the three months ended March 31, 2006 related to the Company’s share-based payments. Also, as a result of adopting SFAS No. 123(R), the Company recorded a cumulative effect adjustment of approximately $0.1 million pre-tax (less than $0.1 million after tax) on January 1, 2006 for outstanding share-based compensation grants at December 31, 2005. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Statement of Income. The Company recorded compensation expense of approximately $0.4 million pre-tax ($0.3 million after tax) during the three months ended June 30, 2006 related to the Company’s share-based payments.

Prior to the adoption of SFAS No. 123(R), Energy Corp. presented all tax benefits of deductions resulting from the exercise of stock options or other share-based payments as operating cash flows in the Condensed Statements of Cash Flows. SFAS 123(R) requires cash flows resulting in tax benefits from tax deductions in excess of the compensation cost recognized for share-based payments (excess tax benefits) to be classified as financing cash flows. Energy Corp. recorded an excess tax benefit related to Energy Corp.’s share-based payments of approximately $1.1 million during the three and six months ended June 30, 2006. However, this amount will be presented as a financing cash inflow and realized when Energy Corp.’s 2005 income tax return is completed later in 2006 and a deduction is taken.

Performance Units

Under the Plans, Energy Corp. issues performance units which represent the value of one share of Energy Corp.’s common stock. The performance units provide for accelerated vesting if there is a change in control (as defined in the Plans). Each performance unit is subject to forfeiture if the recipient ceases to render substantial services to Energy Corp. or a subsidiary for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the three-year award cycle, further adjusted based on the achievement of the performance goals during the award cycle. The following table is a summary of the terms of Energy Corp.’s outstanding performance units.

Condition	Settlement	Vesting Period	SFAS No. 123(R) Classification

Total Shareholder Return	2/3 – Stock (A)	3-year cliff	Equity
	1/3 – Cash	3-year cliff	Liability

Earnings Per Share	2/3 – Stock (A)	3-year cliff	Equity
	1/3 – Cash	3-year cliff	Liability

(A) All of Energy Corp.’s 2006 performance units are settled in stock.

The performance units granted based on total shareholder return (“TSR”) are contingently awarded and will be payable in cash or shares of Energy Corp.’s common stock (other than performance units awarded in 2006, which will be payable only in shares of common stock) subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a three-year award cycle is dependent on Energy Corp.’s TSR ranking relative to a peer group of companies. The performance units granted based on earnings per share (“EPS”) are contingently awarded and will be payable in cash or shares of Energy Corp.’s common stock (other than performance units awarded in 2006, which will be payable only in shares of common stock) based on Energy Corp.’s EPS growth over a three-year award cycle compared to a target set at the time of the grant by the Compensation Committee of Energy Corp.’s Board of Directors. If there is no payout for the performance units at the end of the three-year award cycle, the performance units are cancelled.

Performance Units – Total Shareholder Return

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.2 million pre-tax ($0.1 million after tax) during the three months ended March 31, 2006 related to the performance units based on TSR. The Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) during the three months ended June 30, 2006 related to the performance units based on TSR. The Company recorded compensation expense of less than $0.1 million pre-tax (less than $0.1 million after tax) and approximately $0.2 million pre-tax ($0.1 million after tax), respectively, during the three and six months ended June 30, 2005 related to performance units based on TSR. The fair value of the performance units based on TSR was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units. Compensation expense for the performance units settled in stock is a fixed amount determined at the grant date fair value and is recognized over the three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Compensation expense for the performance units settled in cash is based on the change in the fair value of the performance units for each reporting period. This liability for the performance units will be remeasured at each reporting date until the date of settlement. Dividends are not accrued or paid during the performance period and, therefore, are not included in the fair value calculation. Expected price volatility is based on the historical volatility of Energy Corp.’s common stock for the past three years and was simulated using the Geometric Brownian Motion process. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. The expected life of the units is based on the non-vested period since inception of the three-year award cycle. There are no post-vesting restrictions related to Energy Corp.’s performance units based on TSR. The fair value of the performance units based on TSR was calculated based on the following assumptions at the grant date.

	2006	2005	2004
Expected dividend yield	4.9%	5.3%	6.5%
Expected price volatility	16.8%	22.3%	23.0%
Risk-free interest rate	4.66%	3.28%	2.47%
Expected life of units (in years)	2.85	2.85	2.94
Fair value of units granted	$ 22.93	$ 21.56	$ 20.10

The fair value of the performance units based on TSR which are settled in cash was remeasured at June 30, 2006 based on the following assumptions:

	2005	2004
Expected dividend yield	4.7%	4.7%
Expected price volatility	15.8%	15.8%
Risk-free interest rate	5.28%	5.31%
Expected life of units (in years)	1.5	0.5
Fair value of units at 6/30/06	$ 47.25	$ 52.58

A summary of the activity for Energy Corp.’s performance units applicable to the Company’s employees based on TSR at June 30, 2006 and changes during the three and six months ended June 30, 2006 are summarized in the following table. Following the end of a three-year performance period, payout of the performance units based on TSR is determined by Energy Corp.’s TSR for such period compared to a peer group and payout requires the approval of the Compensation Committee of Energy Corp.’s Board of Directors. Payouts, if any, are made in stock and cash (other than payouts of performance units awarded in 2006, which will be made only in common stock) and are considered made when the payout is approved by the Compensation Committee.

(dollars in millions)	Number of Units	Stock Conversion Ratio (A)	Aggregate Intrinsic Value
Units Outstanding at 12/31/05	60,982	1 : 1
Granted (B)	25,845	1 : 1
Converted	(18,485)	1 : 1	$ 0.7
Forfeited	(1,254)	1 : 1
Units Outstanding at 3/31/06	67,088	1 : 1	$ 2.8
Employee migration (C)	1,597	1 : 1
Forfeited	(844)	1 : 1
Units Outstanding at 6/30/06	67,841	1 : 1	$ 3.6

(A) One performance unit = one share of Energy Corp.’s common stock.

(B) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(C) Due to certain employees transferring between Energy Corp. and its subsidiaries.

A summary of the activity for Energy Corp.’s non-vested performance units applicable to the Company’s employees based on TSR at June 30, 2006 and changes during the three and six months ended June 30, 2006 are summarized in the following table:

	Number of Units	Weighted-Average Grant Date Fair Value
Units Non-Vested at 12/31/05	42,497	$ 20.80
Granted (A)	25,845	$ 22.93
Forfeited	(1,254)	$ 22.13
Units Non-Vested at 3/31/06	67,088	$ 21.60
Employee migration (B)	1,597	$ 21.56
Forfeited	(844)	$ 22.40
Units Non-Vested at 6/30/06 (C)	67,841	$ 21.59

(A) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B) Due to certain employees transferring between Energy Corp. and its subsidiaries.

(C) Of the 67,841performance units not vested at June 30, 2006, 62,911 performance units are assumed to vest at the end of the vesting period.

At June 30, 2006, there was approximately $0.8 million in unrecognized compensation cost related to non-vested performance units based on TSR which is expected to be recognized over a weighted-average period of 1.84 years.

Performance Units – Earnings Per Share

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) during the three months ended March 31, 2006 related to the performance units based on EPS. The Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) during the three months ended June 30, 2006 related to the performance units based on EPS. No compensation expense was recorded during the three and six months ended June 30, 2005 related to performance units based on EPS as the probable performance was below the threshold for payout. The fair value of the performance units based on EPS is based on grant date fair value which is equivalent to the price of one share of Energy Corp.’s common stock on the date of grant. The fair value of performance units based on EPS varies as the number of performance units that will vest is based on the grant date fair value of the units and the probable outcome of the performance condition. Energy Corp. reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. As a result, the compensation expense recognized for these performance units can vary from period to period. There are no post-vesting restrictions related to Energy Corp.’s performance units based on EPS. The grant date fair value of the 2005 and 2006 performance units was $23.78 and $28.00, respectively.

A summary of the activity for Energy Corp.’s performance units applicable to the Company’s employees based on EPS at June 30, 2006 and changes during the three and six months ended June 30, 2006 are summarized in the following table. Following the end of a three-year performance period, payout of the performance units based on EPS growth is determined by Energy Corp.’s growth in EPS for such period compared to a target set at the beginning of the three-year period by the Compensation Committee of Energy Corp.’s Board of Directors and payout requires the approval of the Compensation Committee. Payouts, if any, are made in stock and cash (other than payouts of performance units awarded in 2006, which will be made only in common stock) and are considered made when approved by the Compensation Committee.

(dollars in millions)	Number of Units	Stock Conversion Ratio (A)	Aggregate Intrinsic Value
Units Outstanding at 12/31/05	6,830	1:1
Granted (B)	8,614	1:1
Forfeited	(358)	1:1
Units Outstanding at 3/31/06	15,086	1:1	$ 0.9
Employee migration (C)	532	1:1
Forfeited	(258)	1:1
Units Outstanding at 6/30/06	15,360	1:1	$ 1.1

(A) One performance unit = one share of Energy Corp.’s common stock.

(B) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(C) Due to certain employees transferring between Energy Corp. and its subsidiaries.

A summary of the activity for Energy Corp.’s non-vested performance units applicable to the Company’s employees based on EPS at June 30, 2006 and changes during the three and six months ended June 30, 2006 are summarized in the following table:

	Number of Units	Weighted-Average Grant Date Fair Value
Units Non-Vested at 12/31/05	6,830	$ 23.78
Granted (A)	8,614	$ 28.00
Forfeited	(358)	$ 26.55
Units Non-Vested at 3/31/06	15,086	$ 26.12
Employee migration (B)	532	$ 23.78
Forfeited	(258)	$ 27.04
Units Non-Vested at 6/30/06 (C)	15,360	$ 26.03

(A) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B) Due to certain employees transferring between Energy Corp. and its subsidiaries.

(C) Of the 15,360 performance units not vested at June 30, 2006, 13,924 performance units are assumed to vest at the end of the vesting period.

At June 30, 2006, there was approximately $0.5 million in unrecognized compensation cost related to non-vested performance units based on EPS which is expected to be recognized over a weighted-average period of 2.12 years.

Stock Options

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of less than $0.1 million during the three months ended March 31, 2006 related to stock options and less than $0.1 million during the three months ended June 30, 2006 related to the stock options. During the first six months of 2006 and during 2005, no stock options were granted under the 2003 Plan. Previous option awards were granted with an exercise price equal to the market value of Energy Corp.’s common stock on the grant date which resulted in no stock-based employee compensation expense being recognized. Energy Corp. accounts for stock option grants as separate grants. The options granted under the Plans vest in one-third annual installments beginning one year from the date of grant and have a contractual life of 10 years. Each option is subject to forfeiture if the recipient ceases to render substantial services to Energy Corp. or a subsidiary for any reason other than death, disability or retirement. Dividends are not paid or accrued on unexercised options. The options provide for accelerated vesting if there is a change in control (as defined in the Plans). The fair value of each option grant under the Plans is estimated on the grant date using the Black-Scholes option pricing model and was $2.05 at the grant date for the stock options that are not fully vested at December 31, 2005.

A summary of the activity for Energy Corp.’s options applicable to the Company’s employees at June 30, 2006 and changes during the three and six months ended June 30, 2006 are summarized in the following table:

(dollars in millions)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options Outstanding at 12/31/05	441,467	$ 23.08
Exercised	(50,091)	$ 19.97	$ 0.4
Options Outstanding at 3/31/06	391,376	$ 23.48	$ 2.2	5.51 years
Exercised	(99,484)	$ 22.34	$ 0.9
Options Outstanding at 6/30/06	291,892	$ 23.87	$ 3.3	4.62 years
Options Fully Vested and Exercisable at 6/30/06	276,088	$ 23.88	$ 3.1	4.48 years

A summary of the activity for Energy Corp.’s non-vested options applicable to the Company’s employees at June 30, 2006 and changes during the three and six months ended June 30, 2006 are summarized in the following table:

	Number of Options	Weighted-Average Grant Date Fair Value
Options Non-Vested at 12/31/05	66,410	$ 1.95
Vested	(50,306)	$ 1.92
Options Non-Vested at 3/31/06	16,104	$ 2.05
Vested	(300)	$ 2.05
Options Non-Vested at 6/30/06 (A)	15,804	$ 2.05

(A) Of the 15,804 stock options not vested at June 30, 2006, 15,500 stock options are assumed to vest at the end of the vesting period.

At June 30, 2006, there was less than $0.1 million in unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted-average period of 0.50 years.

Energy Corp. issues new shares to satisfy stock option exercises. Energy Corp. received approximately $4.2 million and $6.1 million, respectively, during the three and six months ended June 30, 2006 related to exercised stock options. Energy Corp. recorded an excess tax benefit related to Energy Corp.’s share-based payments of approximately $1.1 million during the three and six months ended June 30, 2006. However, this amount will be presented as a financing cash inflow and realized when Energy Corp.’s 2005 income tax return is completed and a deduction is taken.

4.	Asset Retirement Obligation

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” issued in June 2001, for periods subsequent to the initial measurement of an asset retirement obligations (“ARO”), an entity shall recognize period-to-period changes in the liability for an ARO resulting from: (i) the passage of time; and (ii) revisions to either the timing or the amount of the original estimate of undiscounted cash flows. During the second quarter of 2006, the Company reviewed its initial ARO valuations and determined that there were changes in the liability of the ARO resulting from revisions to the amount of the original estimate of undiscounted cash flows. As a result, an ARO of approximately $1.0 million was recognized as an increase in the carrying amount of the liability for an ARO and an increase in the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset with no effect on net income.

5.	Loss on Retirement of Fixed Assets

The Company had a power supply contract with a large industrial customer which expired June 1, 2006. In conjunction with the expiration of this contract, the Company evaluated other options to utilize the turbines dedicated to that customer, which resulted in the decision to retire these assets as of June 30, 2006. The carrying amount of these assets at June 30, 2006 is approximately $6.8 million which has been recorded as a pre-tax loss during the second quarter of 2006. This loss is included in Other Expense in the Condensed Statement of Income.

6.	Accumulated Other Comprehensive Loss

There were no items of other comprehensive income for the three or six months ended June 30, 2006 and 2005. Accumulated other comprehensive loss at both June 30, 2006 and December 31, 2005 included an after tax loss of approximately $80.1 million ($130.7 million pre-tax) related to a minimum pension liability adjustment based on a review of the funded status of Energy Corp.’s pension plan by Energy Corp.’s actuarial consultants as of December 31, 2005. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pension and Postretirement Benefit Plans” for a discussion of a possible settlement charge to be recorded later in 2006.

7.	Supplemental Cash Flow Information

For the six months ended June 30, 2006 and 2005, there were no non-cash investing and financing activities that affected recognized assets and liabilities.

8.	Income Taxes

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.8	3.7	3.8	3.7
Tax credits, net	(3.1)	(4.1)	(5.1)	(7.7)
Other	1.3	(0.1)	1.4	(0.7)
Effective income tax rate as reported	37.0%	34.5%	35.1%	30.3%

The Company follows the provisions of SFAS No. 109 which uses an asset and liability approach to accounting for income taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period.

In connection with the filing in the third quarter of 2003 of Energy Corp.’s consolidated income tax returns for 2002, the Company elected to change its tax method of accounting related to the capitalization of costs for self-constructed assets to another method prescribed in the Treasury regulations. The accounting method change was for income tax purposes only. For financial accounting purposes, the only change was recognition of the impact of the cash flow generated by accelerating income tax deductions. This was reflected in the financial statements as a switch from current income taxes payable to deferred income taxes payable. This tax accounting method change resulted in a one-time catch-up deduction for costs previously capitalized under the prior method, resulting in a consolidated tax net operating loss for 2002. This tax net operating loss eliminated Energy Corp.’s current federal and state income tax liability for 2002 and 2003 and all estimated payments made for 2002 were refunded. Energy Corp. received federal and state income tax refunds of approximately $50.8 million during 2003 related to this tax accounting method change. During 2005, new guidelines were issued by the Internal Revenue Service (“IRS”) related to the change in the method of accounting used to capitalize costs for self-construction discussed above. Energy Corp.’s current IRS examination process, which was completed in the second quarter of 2006, identified this change in method of accounting as an issue under examination. As a result of the IRS examination, the IRS determined that the Company should change its tax method of accounting to the capitalization of costs for self-constructed assets to another method prescribed in the Treasury regulations. Energy Corp. filed a formal protest with the IRS on July 21, 2006 and requested a hearing with the IRS to review the IRS’s determination that the tax accounting method the Company elected in 2002 was not appropriate. The impact of this matter on future earnings and cash flows is uncertain but could be material. The Company cannot predict either the final outcome or the timing of the resolution of this matter. During 2005 and the first six months of 2006, the Company recorded approximately $3.1 million in additional interest expense related to income taxes as a result of a potential adjustment. This amount is included in Interest on Short-Term Debt and Other Interest Charges in the Statements of Income. The Company expects to accrue approximately $0.3 million monthly going forward for additional interest expense related to this matter.

9.	Long-Term Debt

At June 30, 2006, the Company is in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

The Company has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
3.150% - 3.898% Garfield Industrial Authority, January 1, 2025		$ 47.0
3.205% - 3.395% Muskogee Industrial Authority, January 1, 2025		32.4
3.063% - 3.918% Muskogee Industrial Authority, June 1, 2027		56.0
Total (redeemable during next 12 months)		$ 135.4

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

10.	Short-Term Debt

At June 30, 2006, the Company had approximately $194.3 million in outstanding advances from Energy Corp. At December 31, 2005, the Company had approximately $228.3 million in outstanding advances from Energy Corp. and approximately $100.0 million in outstanding commercial paper. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced, an Amendment of Accounting Research Bulletin No. 43, Chapter 3A,” $220 million in commercial paper and bank borrowings was used to temporarily fund $220 million of long-term debt of the Company that had matured or been called for redemption in the fourth quarter of 2005. This commercial paper was classified as long-term debt at December 31, 2005 as the Company planned to refinance this amount. Subsequently, the Company issued $220 million of long-term debt in January 2006 and repaid the outstanding commercial paper and bank borrowings. The following table shows Energy Corp.’s and the Company’s revolving credit agreements and available cash at June 30, 2006.

Revolving Credit Agreements and Available Cash (In millions)
Entity	Amount Available	Amount Outstanding	Weighted-Average Interest Rate	Maturity
Energy Corp. (A)	$ 600.0	$ ---	N/A	September 30, 2010 (C)
The Company (B)	150.0	---	N/A	September 30, 2010 (C)
	750.0	---	N/A
Cash	---	N/A	N/A	N/A
Total	$ 750.0	$ ---	N/A

(A) This bank facility is available to back up a maximum of $300.0 million of Energy Corp.’s commercial paper borrowings and to provide an additional $300.0 million in revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2006, there was approximately $58.2 million in outstanding commercial paper borrowings.

(B) This bank facility is available to back up a maximum of $100.0 million of the Company’s commercial paper borrowings and to provide an additional $50.0 million in revolving credit borrowings. At June 30, 2006, the Company had approximately $0.2 million supporting a letter of credit and no outstanding commercial paper borrowings.

(C) During 2005, Energy Corp. and the Company entered into revolving credit agreements totaling $750 million, one for Energy Corp. in an amount up to $600 million and one for the Company in an amount up to $150 million. Each of the credit facilities has a five-year term with two options to extend the term for one year.

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

11.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the pension plan (including the restoration of retirement income plan) and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan and
	Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost	$ 3.4	$ 3.2	$ 6.7	$ 6.4
Interest cost	6.2	6.1	12.4	12.3
Return on plan assets	(7.6)	(6.9)	(15.2)	(13.7)
Amortization of net loss	3.4	2.9	6.7	5.8
Amortization of unrecognized prior service cost	1.1	1.4	2.3	2.6
Net periodic benefit cost	$ 6.5	$ 6.7	$ 12.9	$ 13.4

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Service cost	$ 0.6	$ 0.5	$ 1.3	$ 1.1
Interest cost	2.5	2.2	5.0	4.4
Return on plan assets	(1.3)	(1.4)	(2.7)	(2.7)
Amortization of transition obligation	0.7	0.7	1.3	1.3
Amortization of net loss	1.8	1.2	3.7	2.3
Amortization of unrecognized prior service cost	0.3	0.4	0.7	0.8
Net periodic benefit cost	$ 4.6	$ 3.6	$ 9.3	$ 7.2

Pension Plan Funding

Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2005 that it may contribute up to $90 million to its pension plan during 2006. In the second quarter of 2006, Energy Corp. contributed approximately $60.0 million to the pension plan, of which approximately $46.3 million was allocated to the Company. Energy Corp. currently expects to contribute an additional $30.0 million to the pension plan during the remainder of 2006. Any expected contributions to the pension plan during 2006 are discretionary contributions anticipated to be in the form of cash and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

12.	Commitments and Contingencies

Except as set forth below and in Note 13, the circumstances set forth in Notes 11 and 12 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Capital Expenditures

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005, the Company’s 2006, 2007, and 2008 capital expenditures were estimated at approximately:  $237 million, $212 million and $212 million, respectively. The Company’s current estimate for 2006 capital expenditures is approximately $443 million, which includes capital expenditures of up to $205 million associated with the Company’s wind power project. The Company received approval for the wind power project by the OCC on April 28, 2006 and expects to fund the wind power project with a capital contribution from Energy Corp. and the issuance of long-term debt by the Company in either the third or fourth quarter of 2006. The Company’s current estimate for 2007 and 2008 capital expenditures is approximately $250 million in each year. These capital expenditures do not include capital expenditures related to the construction of a proposed power plant as discussed in Note 13.

Calpine Corporation Bankruptcy

Calpine Corporation, Calpine Energy Services, L.P., and several other affiliates (collectively “Calpine”) voluntarily filed for Chapter 11 bankruptcy protection from creditors on December 20, 2005 (Case No. 05-60200 (BRL)) United States Bankruptcy Court, S.D. of New York. A Calpine-owned power generation plant in Oklahoma is contractually obligated to provide capacity and energy to the Company. The Calpine plant also pays, through the Southwest Power Pool (“SPP”), for transmission services provided to the Company. The Company expects both arrangements to remain in effect; however, whether Calpine in its bankruptcy proceedings will ultimately reject these agreements with the Company is unknown.

Osterhout Litigation

On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills. The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers. The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law. At the present time, the Company believes that this case is without merit and intends to vigorously defend this case.

Environmental Laws and Regulations

Air

On March 25, 2005, the Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. On May 31, 2006, the EPA issued a ruling which amended and clarified minor portions of CAMR. The CAMR is currently subject to legal challenges. The CAMR requires reductions in mercury in two phases, Phase I beginning in 2010 and Phase II in 2018. The CAMR is based on the cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that the Company will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR requires each state to adopt the requirements of the federal rule into a state implementation plan. However, the CAMR does not preclude states from developing more stringent mercury reduction requirements. The state of Oklahoma has proposed to incorporate the EPA’s CAMR into the state implementation program. However, the state has proposed to retain one percent of the EPA allocated allowances and auction those allowances in order to offset their costs of the mercury program. The Company is currently participating in the rulemaking process and anticipates the rulemaking to be completed by the end of 2006. Because rulemaking is in progress, the cost to install any mercury controls is uncertain at this time but is expected to be significant to meet Phase II requirements in 2018. The state implementation plan will also require continuous monitoring of mercury emissions from the Company’s coal-fired boilers beginning in 2009. The cost of monitoring equipment is estimated at approximately $2.5 million. However, the cost to comply with the CAMR monitoring requirements will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

As reported previously, in September 2005, the Oklahoma Department of Environmental Quality (“ODEQ”) informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in Federal Class I areas. The Company and other affected industries in Oklahoma initiated a modeling study that was completed in July 2006. Because the preliminary results indicate a significant impact from the Company’s Sooner, Muskogee, Seminole and Horseshoe Lake generating stations on visibility in Class I areas in both Oklahoma and Arkansas, additional modeling may be required with a projected completion date by the end of 2006. Any proposed reductions or controls must be submitted to the ODEQ by March 2007. The Company will have five years from the date of approval of a compliance plan by the EPA to institute any required reductions. Depending on the outcome of the final analysis and compliance plan, significant capital and operating expenditures may be required for the Company’s Sooner, Muskogee, Seminole and Horseshoe Lake generating stations. The Company expects that any necessary evnironmental expenditures will qualify as part of a pre-approved plan to handle state and federally mandated environmental upgrades which will be recoverable under House Bill 1910.

Currently, the EPA has designated Oklahoma “in attainment” with the ambient standard for ozone. However, elevated readings on June 21 and 22, 2005, and additional high readings thus far in 2006 in both Tulsa and Oklahoma City could lead to redesignation of these areas as non-attainment. Both Tulsa and Oklahoma City have entered into an “Early Action Compact” with the EPA whereby voluntary measures will be enacted to reduce ozone. If either Tulsa or Oklahoma City became non-attainment, reductions in nitrogen oxides emissions from the Company’s generating facilities may be required.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Financial Statements. Except as otherwise stated above, in Note 13 below, in Item 1 of Part II of this Form 10-Q, in Notes 11 and 12 of Notes to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.	Rate Matters and Regulation

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

The closing of the purchase of the McClain Plant was subject to approval from the FERC. The FERC’s July 2, 2004 approval was based on an offer of settlement in which the Company proposed, among other things, to install certain new transmission facilities and to hire an independent market monitor to oversee the Company’s activity for a limited period. As part of the July 2, 2004 order, the Company agreed to undertake the following mitigation measures: (i) install certain transmission facilities designed to result in up to 600 MW’s of available transfer capability (“ATC”) from the Redbud Energy LP (“Redbud”) facility to the Company control area; (ii) pending completion of these transmission upgrades, provide up to

600 MW’s of ATC into the Company’s control area from the Redbud plant through changes to the dispatch of the Company’s generating units; and (iii) hire an independent market monitor to oversee the Company’s activity in its control area until the SPP implements a market monitor for the SPP regional transmission organization (“RTO”). The Company completed the installation of the capital improvements and notified the FERC in writing on May 31, 2005 that these were completed. The Company’s obligation to redispatch its system to make 600 MW’s of ATC available to the Redbud power plant terminated upon completion of the transmission upgrades. The independent market monitor described above has submitted quarterly reports each covering the quarterly periods subsequent to the McClain Plant acquisition. Based on an analysis of transmission congestion data on the Company’s system, along with data on purchases and sales, generation dispatch data and power flows on the Company’s tie lines, the market monitor has concluded that the Company has not acted in an anticompetitive manner through either dispatch of its generation or operation of its transmission system. Further, in the review of the disposition of requests for transmission service, the independent market monitor detected no improper behavior with regard to access to the Company’s transmission system. In August 2005, the market monitor initiated a special investigation into the circumstances surrounding the denial by the SPP of a request by Redbud for 440 MW’s in June 2005 of firm transmission service to the Company. In its third quarter 2005 report, the market monitor concluded that differences in the SPP modeling assumptions and an error in modeling made by the SPP were the primary causes for the denial of service. The market monitor further stated that, if the FERC’s July 2, 2004 order was based on the assumption that the McClain generating unit was not running to serve the Company’s load, the ATC created by the mitigation upgrades completed by the Company in response to the FERC’s July 2, 2004 order matched the claims made by the Company. On September 21, 2005, the FERC issued a letter requesting the Company to provide information to confirm that the transmission facilities that the Company constructed to mitigate the effects of the acquisition of the McClain interest resulted in 600 MW’s of ATC from Redbud to the Company control area and that the Company has fulfilled it obligations under the prior order. On October 3, 2005, the Company responded that the facilities it constructed complied with the settlement the FERC approved regarding the acquisition of the McClain interest and resulted in the 600 MW’s of ATC. Redbud responded that, when it requested transmission service commencing in June 2005 after the facilities were completed, the SPP denied Redbud’s request for service and, therefore, argued that the ATC was not created. The Company explained that the SPP’s denial of service to Redbud was due to an error by the SPP. Nonetheless Redbud and the Company filed additional pleadings addressing the ATC. On June 20, 2006, the FERC issued an order that the Company has fully satisfied all of the mitigation requirements associated with the McClain Plant acquisition. Parties in this matter had 30 days to request a rehearing. No request for rehearing was filed with the FERC and the Company believes the order is final.

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

Gas Transportation and Storage Agreement

As part of the 2002 Settlement Agreement, the Company also agreed to consider competitive bidding as a basis to select its provider for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the Settlement Agreement. Because the required integrated service was not available in the marketplace from parties other than Enogex, the Company advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities. The Company will pay Enogex annual demand fees of approximately $46.8 million for the right to transport specified maximum daily quantities (“MDQ”) and maximum hourly quantities (“MHQ”) of gas at various minimum gas delivery pressures depending on the operational needs of the individual generating facility. In addition, the Company supplies system fuel in-kind for its pro-rata share of actual fuel and lost and unaccounted for gas on the transportation system. To the extent the Company transports gas in quantities exceeding the prescribed MDQ’s or MHQ’s, it pays an overrun service charge. During the three months ended June 30, 2006 and 2005, the Company paid Enogex approximately $11.8 million and $11.9 million, respectively, for gas transportation and storage services. During each of the six month periods ended June 30, 2006 and 2005, the Company paid Enogex approximately $23.7 million for gas transportation and storage services.

On July 14, 2005, the OCC issued an order in this case approving a $41.9 million annual recovery. The OCC order disallowed the recovery by the Company of the amount that Enogex charges the Company for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. Over the last three years, this amount has ranged from approximately $1.2 million to $3.7 million annually. This amount was approximately $1.2 million in 2005 and is projected to be approximately $1.3 million in 2006. The OCC’s order required the Company to refund to its Oklahoma customers the difference between the amounts collected from such customers in the past based on an annual rate of $46.8 million for gas transportation and storage services and the $41.9 million annual rate authorized by the OCC’s order. Based on the order, the Company’s refund obligation was approximately $8.8 million. The Company began refunding this obligation in September 2005 through its automatic fuel adjustment clause. The balance of the refund obligation was approximately $1.9 million at June 30, 2006.

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

Security Enhancements

On April 8, 2002, the Company filed a joint application with the OCC requesting approval for security investments and a rider to recover these costs from the ratepayers. On October 28, 2004, all parties signed a joint stipulation that contains the OCC Staff’s recommendations and authorizes up to a $5 million annual recovery from the Company’s customers for security enhancement. On December 21, 2004, the OCC issued an order approving the security rider. The Company implemented the security rider with the first billing period in July 2006 which will initially charge the Company’s Oklahoma customers approximately $2.4 million annually. The OCC authorized tariff provides that the security rider may be updated quarterly.

Competitive Bidding, Prudence Reviews and Other Rules for Electric Utility Providers

On March 10, 2005, the OCC filed Cause No. PUD 200500129 regarding “Inquiry of the Oklahoma Corporation Commission into Guidelines for Establishing Rules for Competitive Bidding and Prudence Reviews for Electric Utility Providers.” On June 10, 2005, the OCC voted to close this notice of inquiry and directed the OCC Staff to open a rulemaking to address the competitive bidding issue for electric utilities and other matters. Rules were adopted by the OCC on January 18, 2006 and became effective on April 3, 2006. The new rules: (i) establish a competitive procurement process for purchase of long-term electric generation and long-term fuel supplies; (ii) clarify existing law by requiring that a prudence review of utility fuel and generation procurement be conducted no less frequently than every two years; (iii) require a utility to submit an integrated resource plan to the OCC every three years, with the first plan due on October 1, 2006; and (iv) establish a process whereby a utility may seek pre-approval for recovery of costs associated with transmission upgrades, generation facility modifications caused by environmental requirements and the purchase or construction of generation facilities. The Company does not expect these rules to have a significant impact on its operations.

SO2 Allowance Filing

On February 10, 2006, the Company, the OCC Staff and AES Shady Point (“AES”) filed a joint application with the OCC to determine the treatment of proceeds received from the Company’s sale of sulfur dioxide (“SO2”) allowances and how these proceeds will be shared between the Company and its customers for any sales after December 31, 2005. In the application, the parties propose that AES be held harmless from any reduction in the Company’s coal costs caused by the sale of SO2 allowances and that the proceeds of such sales are shared 80 percent with the Company’s Oklahoma customers and the remaining 20 percent to the Company. A credit rider was requested to pass the proceeds from the sale of the SO2 allowances to Oklahoma customers. Any proceeds from the sale of SO2 allowances in the Arkansas and the FERC jurisdictions will flow through the Company’s automatic fuel adjustment clause. On June 5, 2006, the parties signed a settlement agreement which provides that the proceeds of such sales after December 31, 2005 are to be shared 90 percent with the Company’s Oklahoma customers and the remaining 10 percent to the Company. On June 26, 2006, the OCC approved the settlement agreement, including the 90/10 sharing mechanism. Consequently, during the second quarter of 2006, the Company recorded approximately $0.8 million in SO2 sales proceeds from sales in 2006 which is included as an increase in Operating Revenues in the Condensed Statement of Income.

Pending Regulatory Matters

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2003 and 2004

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year. On March 18, 2005, the OCC Staff filed Cause No. PUD 200500140 regarding “Application of the Public Utility Division Director for Public Hearing to Review and Monitor the Company’s  Fuel Adjustment Clause for Calendar Year 2003.” On June 10, 2005, the OCC voted to combine this case with the Company’s recently completed Oklahoma rate case. On August 25, 2005, the OCC Staff filed Cause No. PUD 200500327 regarding “Application of the Public Utility Division Director for Public Hearing to Review and Monitor the Company’s  Fuel Adjustment Clause for Calendar Year 2004.” On September 27, 2005, the OCC consolidated these two proceedings into one proceeding. Intervenors in this proceeding include the Oklahoma Industrial Energy Consumers, AES, Redbud and PowerSmith Cogeneration Project, L.P. On May 8, 2006, the OCC issued a procedural schedule in these consolidated proceedings. The Company filed supplemental testimony on June 30, 2006. Responsive testimony of the other parties is expected to be filed on August 4, 2006 and rebuttal testimony is due August 31, 2006. A hearing is scheduled to begin on September 25, 2006.

Wind Power Filing

On December 22, 2005, Energy Corp. issued a press release announcing that the Company had entered into a non-binding letter of intent to purchase a 120 MW wind farm planned for construction in northwestern Oklahoma. Invenergy Wind Development Oklahoma LLC (“Invenergy LLC”) would develop the new wind power-generation facility to be owned and operated by the Company. The wind farm, north of Woodward in Harper County, is expected to cost approximately $195 million to construct, including the cost of transmission interconnection facilities. A definitive Agreement To Engineer, Procure and Construct Wind Generation Energy System (“EPC Contract”) was reached on February 20, 2006, subject to various conditions. Those conditions include agreement by the parties as to certain exhibits to the EPC Contract, approval of the EPC Contract by the Company Board of Directors and approval of the EPC Contract by the governing body for Invenergy LLC, all of which have been completed. In addition, 90 days subsequent to the occurrence of these events, the Company or Invenergy LLC have the unilateral right to terminate the EPC Contract if certain additional events have not occurred, including the following: (i) OCC approval of the terms of the EPC Contract and of a recovery rider providing the Company the opportunity to recover the costs associated with the wind facility, including transmission interconnection and transmission upgrade costs; (ii) completion by the SPP of all necessary transmission studies; (iii) Invenergy LLC’s acquisition of certain land agreements; (iv) Invenergy LLC’s execution of a contract acceptable to the Company with a Balance of Work (“BOW”) contractor; and (v) Invenergy LLC’s acquisition of certain permits. If all of these conditions are met, the new wind farm is expected to be constructed and producing power on or before December 31, 2006. On April 6, 2006, a settlement agreement was filed with the OCC which, among other things, requested approval of the wind power EPC contract and a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that the Company shall file for a general rate review during 2009 which will permit the OCC to issue an order no later than December 31, 2009 placing the wind farm in the Company’s rate base. On April 11, 2006, the administrative law judge (“ALJ”) in this proceeding recommended approval of the settlement agreement. On April 28, 2006, the OCC issued a unanimous order approving the settlement agreement. The issuance of this order satisfied requirement (i) above. The Company expects the recovery rider will be implemented in January 2007 and remain in effect through December 2009. The Company estimates that the recovery rider will initially result in a recovery of $22.6 million annually, which amount will decline over the life of the facility. The Company filed an application with the APSC on June 8, 2006 for approval to allocate to Arkansas the portion of the wind project not being recovered in rates in Oklahoma and included a request for recovery of approximately $2.1 million annually for the Arkansas portion of the wind project in its Arkansas rate case which was filed on July 28, 2006. On May 5, 2006 the SPP Interconnection Agreement was executed by the necessary parties and on May 9, 2006, the SPP Transmission Service Request No. 1032973 agreement was signed by the necessary parties, satisfying requirement (ii) above. On June 13, 2006, Invenergy and the Company confirmed to each other that requirements (iii), (iv) and (v) had been met thus terminating either party’s unilateral right to terminate the EPC Contract for failure to meet the conditions precedent. Currently, the Company is working on the construction of the substation and generation tie line to connect the wind farm to the Company’s transmission system which is expected to be completed by September 15, 2006. The BOW contractor has begun work on the actual construction of the wind farm itself, with a targeted completion date of December 31, 2006.

Arkansas Rate Case Filing

In January 2006, the Company began developing a rate case filing for the Arkansas jurisdiction. The Company filed a notice with the APSC on May 1, 2006 of its intent to file a rate case in July 2006. On July 28, 2006, the Company filed with the APSC an application for an annual rate increase of approximately $13.5 million to recover, among other things, its investment in, and the operating expenses of, the McClain Plant, the wind power project and the costs of electric system expansion and upgrades based on a return on equity of 11.75 percent. A decision by the APSC on the rate case application should occur in the second quarter of 2007.

Uniform Fuel Adjustment Clause Filing

On January 23, 2006, the Director of the Public Utility Division of the OCC filed Cause No. PUD 200600012 regarding an application to review the OCC’s regulation of the automatic rate adjustment clauses of all public energy utilities operating in Oklahoma and subject to the OCC’s jurisdiction. A technical conference for electric utilities was held on March 17, 2006. At this time, the Company does not believe the outcome of this proceeding will significantly impact the Company.

Proposed Construction of Power Plant

On July 18, 2006, Energy Corp. announced plans for the Company to partner with American Electric Power’s Public Service Company of Oklahoma subsidiary (“PSO”) and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 MW coal unit at the Company’s existing Sooner plant near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of PSO’s December 2005 request for proposal in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO by the summer of 2011. Base load units run year-round to ensure adequate supplies of low-cost electricity. The unit, to be called Red Rock, is expected to be one of the cleanest of its size using coal from the Powder River Basin, which is located near Gillette, Wyoming. The Company will operate the facility and own approximately 42 percent of the project. PSO will own 50 percent and the OMPA will own approximately 8 percent. The Company expects to sign a contract by the end of August and expects construction to begin in 2007. Completion of the power plant is targeted before the summer of 2011. The project is contingent upon the successful completion of contract negotiations, which have already begun, and the necessary regulatory approvals.

FERC Audit

On May 29, 2006, the FERC notified the Company that it was commencing an audit to determine whether and how the Company is complying with: (i) its Open Access Transmission Tariff; (ii) requirements of its market-based rate authorization; (iii) Standards of Conduct and Open Access Same-Time Information System; and (iv) wholesale fuel adjustment clause tariff and other requirements contained in the FERC regulations. Over the past several years, the FERC has conducted numerous audits of utilities across the country to ensure regulatory compliance. The Company is currently in the process of providing information to the FERC. The Company cannot predict either the final outcome or the timing of the completion of this audit.

Southwest Power Pool

The SPP filed on June 15, 2005, Docket No. ER05-1118, to create a real-time, offer-based imbalance energy market which will require cash settlements for over or under generation. Market participants, including the Company, will be required to submit resource plans and can submit offer curves for each resource available for dispatch. In addition, the filing contains provisions allowing the SPP to order certain dispatching of generating units and a market monitoring plan which provides a clear set of rules, the potential consequences if the rules are violated and the areas in which an independent market monitor will examine and report. On September 19, 2005, the FERC rejected the June 15, 2005 filing; however, the FERC provided guidance for the SPP’s follow-up filing. On January 4, 2006, the SPP filed its follow-up filing in Docket No. ER06-451 by submitting tariff revisions to incorporate imbalance energy market and market monitoring procedures. On March 20, 2006, the FERC issued an order on the proposed tariff revisions which conditionally accepted a portion of the filing and suspended and rejected other portions of the filing. As a result, the scheduled implementation date of the imbalance energy market was delayed from May 1, 2006 to no earlier than October 1, 2006. The SPP made two compliance filings consistent with the March 20, 2006 FERC order, and continues to work on other issues as directed by the FERC. On July 25, 2006, the SPP Board of Directors voted to implement the imbalance energy market on November 1, 2006 pending a certification of readiness by the SPP to the FERC on October 1, 2006. The Company expects minimal additional costs related to market systems implementation due to the delay in the effective date of the imbalance energy market.

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

On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company control area (instead of only to sales sinking to load within the Company control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006, pursuant to a FERC March 20, 2006 order, the Company and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into markets administered by the SPP at market-based rates.

National Energy Legislation

In August 2005, Congress passed and the President signed into law a comprehensive energy bill, portions of which are of interest to the Company and to the industry. There are several provisions in the bill that have a positive impact on the Company. Provisions minimizing the risk of future uneconomic purchased power contracts forced on the Company under PURPA, tax incentives for investment in electric transmission and gas pipeline systems, mandatory reliability requirements by the North American Electric Reliability Council with oversight by the FERC and improved FERC siting authority for construction of electric transmission in disputed areas are included in the new law. Another significant provision for the utility industry is the repeal of the Public Utility Holding Company Act of 1935. This provision has minimal impact on the current operations of the Company. The FERC is in the process of developing regulations and policies mandated by the new energy act, some of which could have significance for electric utilities such as the Company. In particular, the Company will closely monitor the FERC’s implementation of the new statute’s conditional elimination of utilities’ obligation to purchase power from cogenerators. Similarly, the Company will closely monitor the respective FERC and U.S. Department of Energy proceedings with regard to the selection of the nation’s Electric Reliability Organization (“ERO”), federal oversight and approval of the ERO’s mandatory reliability standards, new transmission incentives and the concept of economic or efficient dispatch.

State Legislative Initiatives

Oklahoma

The 2006 legislative session concluded on May 26, 2006, with no legislation being passed that had a material impact on the Company. One bill, House Bill 1386 was introduced in the 2005 session and was carried over into the 2006 session. That bill, if passed, could have an impact on the Company’s ability to compete with other utility providers. The bill proposed that utilities be able to continue to serve and expand, if so desired, in service territories in which they currently serve but which a municipality annexes. The Company believes current case law authorizes utilities to serve and expand in an area described above. House Bill 1386 would codify the Company’s belief. The bill failed to be heard in the Senate in 2006.

14.	Fair Value of Financial Instruments

The following information is provided regarding the estimated fair value of the Company’s financial instruments, which have significantly changed since December 31, 2005.

	June 30, 2006		December 31, 2005
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$ 707.8	$ 696.9	$ 488.6	$ 511.7
Other	---	---	220.0	220.0

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

Overview

Summary of Operating Results

The Company reported net income of approximately $44.0 million and $29.7 million for the three months ended June 30,2006 and 2005, respectively. The Company reported net income of approximately $42.9 million and $28.0 million for the six months ended June 30, 2006 and 2005, respectively.

Regulatory Matters

Wind Power Filing

On December 22, 2005, Energy Corp. issued a press release announcing that the Company had entered into a non-binding letter of intent to purchase a 120 megawatt (“MW”) wind farm planned for construction in northwestern Oklahoma. Invenergy Wind Development Oklahoma LLC (“Invenergy LLC”) would develop the new wind power-generation facility to be owned and operated by the Company. The wind farm, north of Woodward in Harper County, is expected to cost approximately $195 million to construct, including the cost of transmission interconnection facilities. A definitive Agreement To Engineer, Procure and Construct Wind Generation Energy System (“EPC Contract”) was reached on February 20, 2006, subject to various conditions, all of which have now been met. Currently, the Company is working on the construction of the substation and generation tie line to connect the wind farm to the Company’s transmission system which is expected to be completed by September 15, 2006. The Balance of Work contractor has begun work on the actual construction of the wind farm itself, with a targeted completion date of December 31, 2006. On April 28, 2006, the OCC approved a settlement agreement approving the wind power EPC contract and a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that the Company shall file for a general rate review during 2009 which will permit the OCC to issue an order no later than December 31, 2009 placing the wind farm in the Company’s rate base. The Company filed an application with the APSC on June 8, 2006 for approval to allocate to Arkansas the portion of the wind project not being recovered in rates in Oklahoma and included a request for recovery of approximately $2.1 million annually for the Arkansas portion of the wind project in its Arkansas rate case which was filed on July 28, 2006.

Arkansas Rate Case Filing

In January 2006, the Company began developing a rate case filing for the Arkansas jurisdiction. The Company filed a notice with the APSC on May 1, 2006 of its intent to file a rate case in July 2006. On July 28, 2006, the Company filed with the APSC an application for an annual rate increase of approximately $13.5 million to recover, among other things, its investment in, and the operating expenses of, the McClain Plant, the wind power project and the costs of electric system expansion and upgrades based on a return on equity of 11.75 percent. A decision by the APSC on the rate case application should occur in the second quarter of 2007.

Proposed Construction of Power Plant

On July 18, 2006, Energy Corp. announced plans for the Company to partner with American Electric Power’s Public Service Company of Oklahoma subsidiary (“PSO”) and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 MW coal unit at the Company’s existing Sooner plant near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of PSO’s December 2005 request for proposal in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO by the summer of 2011. Base load units run year-round to ensure adequate supplies of low-cost electricity. The unit, to be called Red Rock, is expected to be one of the cleanest of its size using coal from the Powder River Basin, which is located near Gillette, Wyoming. The Company will operate the facility and own approximately 42 percent of the project. PSO will own 50 percent and the OMPA will own approximately 8 percent. The Company expects to sign a contract by the end of August and expects construction to begin in 2007. Completion of the power plant is targeted before the summer of 2011. The project is contingent upon the successful completion of contract negotiations, which have already begun, and the necessary regulatory approvals.

Outlook

Energy Corp. previously disclosed in its Form 10-Q for the quarter ended March 31, 2006 that its 2006 earnings guidance was $187 million to $205 million of net income. Energy Corp. has increased its 2006 earnings guidance, excluding any gains on asset sales, to $207 million to $221 million of net income. The change in earnings guidance is due to an increase in the projected earnings at the Company and Enogex and a decrease in the net loss at the holding company.

Key assumptions related to the Company for 2006 are:

The Company’s earnings guidance has been increased from $124 million to $128 million, to $134 million to $139 million. As explained below, this increase is attributable in part to more favorable weather in the Company’s service territory which increased the gross margin on revenues (“gross margin”) by approximately $17 million, as compared to normal, during the six months ended June 30, 2006. Key factors and assumptions underlying this guidance for the Company include:

•	Normal weather patterns are experienced for the remainder of the year;
•	Gross margin on weather-adjusted, retail electric sales increases approximately three percent as compared to a previously forecasted two percent growth rate;
•	Oklahoma rate increase of approximately $42.3 million;
•

Operating and maintenance expenses increase approximately $33 million primarily due to increased employee and benefit costs as well as costs associated with the acquisition of the McClain Plant and a possible $20 million pension settlement charge in the fourth quarter of 2006 based on a potential range of between $15 million and $26 million;

•	Other expense increases approximately $8.5 million due in large part to a loss in the second quarter related to the retirement of certain generating assets dedicated to a large industrial customer;
•	Interest costs increase approximately $8 million primarily due to higher levels of long-term debt and higher interest rates associated with variable debt;
•

Capital expenditures for investment in the Company’s generation, transmission and distribution system are approximately $443 million in 2006, which includes capital expenditures of up to $205 million associated with the Company’s wind power project; and

•	Funding for Energy Corp.’s pension plan of $90 million in 2006, of which up to $69.9 million may be allocated to the Company.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three and six months ended June 30, 2006 as compared to the same period in 2005 and the Company’s financial position at June 30, 2006. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Operating income	$ 88.8	$ 55.0	$ 98.6	$ 57.8
Net income	$ 44.0	$ 29.7	$ 42.9	$ 28.0

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding unusual or infrequent items, the cost of capital and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2006	2005	2006	2005
Operating revenues	$ 444.7	$ 394.1	$ 818.7	$ 695.1
Cost of goods sold	229.6	215.9	467.3	390.9
Gross margin on revenues	215.1	178.2	351.4	304.2
Other operation and maintenance	80.0	79.7	159.7	157.1
Depreciation	33.2	31.4	66.3	64.5
Taxes other than income	13.1	12.1	26.8	24.8
Operating income	88.8	55.0	98.6	57.8
Other income	0.6	0.3	0.8	1.0
Other expense	8.4	0.3	9.5	0.8
Interest income	0.4	---	1.4	1.6
Interest expense	11.5	9.7	25.2	19.4
Income tax expense	25.9	15.6	23.2	12.2
Net income	$ 44.0	$ 29.7	$ 42.9	$ 28.0
Operating revenues by classification
Residential	$ 172.9	$ 150.0	$ 310.8	$ 264.2
Commercial	111.7	101.4	200.1	171.6
Industrial	90.3	82.2	175.7	147.9
Public authorities	43.9	40.5	81.0	69.6
Sales for resale	16.0	13.7	30.9	26.8
Provision for refund on gas transportation and storage case	---	(1.1)	---	(2.1)
System sales revenues	434.8	386.7	798.5	678.0
Off-system sales revenues	0.6	0.9	1.1	1.3
Other	9.3	6.5	19.1	15.8
Total operating revenues	$ 444.7	$ 394.1	$ 818.7	$ 695.1
MWH (A) sales by classification (in millions)
Residential	2.0	1.9	3.9	3.8
Commercial	1.7	1.5	3.0	2.8
Industrial	1.8	1.8	3.5	3.5
Public authorities	0.8	0.7	1.4	1.3
Sales for resale	0.4	0.4	0.7	0.7
System sales	6.7	6.3	12.5	12.1
Off-system sales	---	---	---	---
Total sales	6.7	6.3	12.5	12.1
Number of customers	750,405	739,983	750,405	739,983
Average cost of energy per KWH (B) - cents
Fuel	2.950	2.864	3.221	2.644
Fuel and purchased power	3.325	3.216	3.587	3.023
Degree days (C)
Heating
Actual	87	202	1,586	1,867
Normal	236	236	2,199	2,199
Cooling
Actual	852	644	883	645
Normal	547	547	555	555
(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Quarter ended June 30, 2006 as compared to quarter ended June 30, 2005

The Company’s operating income increased approximately $33.8 million during the three months ended June 30, 2006 as compared to the same period in 2005 primarily due to higher gross margin partially offset by higher operating expenses.

Gross margin, which is operating revenues less cost of goods sold, was approximately $215.1 million during the three months ended June 30, 2006 as compared to approximately $178.2 million during the same period in 2005, an increase of approximately $36.9 million or 20.7 percent. The gross margin increased primarily due to:

•	rate increases authorized in the OCC order in December 2005, which increased the gross margin by approximately $13.7 million;
•	warmer weather in the Company’s service territory, which increased the gross margin by approximately $13.5 million;
•	price variance due to sales and customer mix, which increased the gross margin by approximately $3.6 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $2.5 million; and
•	increased peak demand by industrial customers in the Company’s service territory, which increased the gross margin by approximately $2.1 million.

Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $175.3 million during the three months ended June 30, 2006 as compared to approximately $171.5 million during the same period in 2005, an increase of approximately $3.8 million or 2.2 percent due to a higher average cost of natural gas per kwh. Purchased power costs were approximately $54.3 million during the three months ended June 30, 2006 as compared to approximately $44.4 million during the same period in 2005, an increase of approximately $9.9 million or 22.3 percent primarily due to an increase in purchased power costs while various Company power plants were being overhauled.

Other operating and maintenance expenses were approximately $80.0 million during the three months ended June 30, 2006 as compared to approximately $79.7 million during the same period in 2005, an increase of approximately $0.3 million or 0.4 percent. The slight increase in other operating and maintenance expenses was primarily due to:

•	higher salaries, wages, pension and other employee expenses of approximately $2.4 million;
•	additional legal accrual for the settlement of a claim of approximately $2.2 million; and
•	higher bad debt expense of approximately $1.4 million.

These increases in other operating and maintenance expenses were partially offset by:

•	an increase in capitalized work of approximately $3.2 million; and
•	a decrease in outside services of approximately $2.9 million.

The other operating and maintenance expense variance includes other operating and maintenance expenses associated with the acquisition of NRG McClain LLC’s 77 percent interest in the 520 megawatt natural gas-fired combined cycle NRG McClain Station (“McClain Plant”), which expenses ceased being recorded as a regulatory asset on July 8, 2005.

Depreciation expense was approximately $33.2 million during the three months ended June 30, 2006 as compared to approximately $31.4 million during the same period in 2005, an increase of approximately $1.8 million or 5.7 percent. The increase was primarily due to a higher level of depreciable plant in addition to depreciation expense associated with the acquisition of the McClain Plant, which expenses ceased being recorded as a regulatory asset on July 8, 2005, partially offset by a decrease in depreciation rates that was implemented January 1, 2006.

Taxes other than income were approximately $13.1 million during the three months ended June 30, 2006 as compared to approximately $12.1 million during the same period in 2005, an increase of approximately $1.0 million or 8.3 percent, primarily due to increased ad valorem taxes. This variance includes ad valorem taxes associated with the acquisition of the McClain Plant, which expenses ceased being recorded as a regulatory asset on July 8, 2005.

Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $0.6 million during the three months ended June 30, 2006 as compared to approximately $0.3 million during the same period in 2005, an increase of approximately $0.3 million or 100.0 percent. The increase in other income was primarily due to an increase in the allowance for equity funds used during construction of approximately $0.2 million.

Other expense includes, among other things, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $8.4 million during the three months ended June 30, 2006 as compared to approximately $0.3 million during the same period in 2005, an increase of approximately $8.1 million. The increase in other expense was primarily due to:

•	a loss on the retirement of fixed assets of approximately $6.8 million; and
•	an increase in charitable donations of approximately $0.5 million due to the timing of the payment of the contributions.

Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $11.1 million during the three months ended June 30, 2006 as compared to approximately $9.7 million during the same period in 2005, an increase of approximately $1.4 million or 14.4 percent. The increase in net interest expense was primarily due to:

•	increased interest of approximately $2.7 million on debt associated with the McClain Plant acquisition, which the Company ceased recording as a regulatory asset on July 8, 2005; and
•	increased interest of approximately $0.6 million due to increased short-term borrowings.

These increases in net interest expense were partially offset by:

•	a decrease in interest expense due to an increase in the allowance for borrowed funds used during construction of approximately $0.8 million.

Income tax expense was approximately $25.9 million during the three months ended June 30, 2006 as compared to approximately $15.6 million during the same period in 2005, an increase of approximately $10.3 million or 66.0 percent primarily due to higher pre-tax income for the Company.

Six months ended June 30, 2006 as compared to six months ended June 30, 2005

The Company’s operating income increased approximately $40.8 million during the six months ended June 30, 2006 as compared to the same period in 2005 primarily due to higher gross margin partially offset by higher operating expenses.

Gross margin was approximately $351.4 million during the six months ended June 30, 2006 as compared to approximately $304.2 million during the same period in 2005, an increase of approximately $47.2 million or 15.5 percent. The gross margin increased primarily due to:

•	rate increases authorized in the OCC order in December 2005, which increased the gross margin by approximately $23.2 million;
•	warmer weather in the Company’s service territory, which increased the gross margin by approximately $7.8 million;
•	price variance due to sales and customer mix, which increased the gross margin by approximately $6.7 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $4.8 million; and
•	increased peak demand by industrial customers in the Company’s service territory, which increased the gross margin by approximately $3.7 million.

Fuel expense was approximately $360.0 million during the six months ended June 30, 2006 as compared to approximately $303.8 million during the same period in 2005, an increase of approximately $56.2 million or 18.5 percent due to a higher average cost of natural gas per kwh. Purchased power costs were approximately $107.3 million during the six months ended June 30, 2006 as compared to approximately $87.1 million during the same period in 2005, an increase of approximately $20.2 million or 23.2 percent primarily due to an increase in purchased power costs while various Company power plants were being overhauled.

Other operating and maintenance expenses were approximately $159.7 million during the six months ended June 30, 2006 as compared to approximately $157.1 million during the same period in 2005, an increase of approximately $2.6 million or 1.7 percent. The increase in other operating and maintenance expenses was primarily due to:

•	higher salaries, wages, pension and other employee expenses of approximately $7.7 million;
•	higher allocations from the holding company of approximately $3.9 million primarily due to higher miscellaneous corporate expenses;
•	additional legal accrual for the settlement of a claim of approximately $2.2 million; and
•	higher bad debt expense of approximately $2.1 million.

These increases in other operating and maintenance expenses were partially offset by:

•	an increase in capitalized work of approximately $10.7 million; and
•	a decrease in outside services of approximately $5.1 million.

The other operating and maintenance expense variance includes other operating and maintenance expenses associated with the acquisition of the McClain Plant, which expenses ceased being recorded as a regulatory asset on July 8, 2005.

Depreciation expense was approximately $66.3 million during the six months ended June 30, 2006 as compared to approximately $64.5 million during the same period in 2005, an increase of approximately $1.8 million or 2.8 percent. The increase was primarily due to a higher level of depreciable plant in addition to depreciation expense associated with the acquisition of the McClain Plant, which expenses ceased being recorded as a regulatory asset on July 8, 2005, partially offset by a decrease in depreciation rates that was implemented January 1, 2006.

Taxes other than income were approximately $26.8 million during the six months ended June 30, 2006 as compared to approximately $24.8 million during the same period in 2005, an increase of approximately $2.0 million or 8.1 percent, primarily due to increased ad valorem taxes. This variance includes ad valorem taxes associated with the acquisition of the McClain Plant, which expenses ceased being recorded as a regulatory asset on July 8, 2005.

Other income was approximately $0.8 million during the six months ended June 30, 2006 as compared to approximately $1.0 million during the same period in 2005, a decrease of approximately $0.2 million or 20.0 percent. The decrease in other income was primarily due to approximately $0.2 million in the first quarter of 2005 from the sale of miscellaneous assets.

Other expense was approximately $9.5 million during the six months ended June 30, 2006 as compared to approximately $0.8 million during the same period in 2005, an increase of approximately $8.7 million. The increase in other expense was primarily due to:

•	a loss on the retirement of fixed assets of approximately $6.8 million;
•	an increase in charitable donations of approximately $0.5 million due to the timing of the payment of the contributions; and
•	a write-down of natural gas inventory of approximately $0.4 million.

Net interest expense was approximately $23.8 million during the six months ended June 30, 2006 as compared to approximately $17.8 million during the same period in 2005, an increase of approximately $6.0 million or 33.7 percent. The increase in net interest expense was primarily due to:

•	increased interest of approximately $5.3 million on debt associated with the McClain Plant acquisition, which the Company ceased recording as a regulatory asset on July 8, 2005; and
•	increased interest of approximately $1.5 million due to increased short-term borrowings.

These increases in net interest expense were partially offset by:

•	a decrease in interest expense due to an increase in the allowance for borrowed funds used during construction of approximately $1.2 million.

Income tax expense was approximately $23.2 million during the six months ended June 30, 2006 as compared to approximately $12.2 million during the same period in 2005, an increase of approximately $11.0 million or 90.2 percent primarily due to higher pre-tax income for the Company.

Financial Condition

The balance of Accounts Receivable – Customers was approximately $174.0 million and $139.1 million at June 30, 2006 and December 31, 2005, respectively, an increase of approximately $34.9 million or 25.1 percent. The increase was primarily due to an increase in the Company’s billings to its customers reflecting warmer weather in June 2006 as compared to December 2005.

The balance of Accrued Unbilled Revenues was approximately $62.8 million and $41.8 million at June 30, 2006 and December 31, 2005, respectively, an increase of approximately $21.0 million or 50.2 percent. The increase reflects higher seasonal electric rates and increased usage due to warmer weather during June 2006 as compared to December 2005.

The balance of Fuel Inventories was approximately $34.2 million and $27.9 million at June 30, 2006 and December 31, 2005, respectively, an increase of approximately $6.3 million or 22.6 percent. The increase was primarily due to a replenishment of the level of coal inventory as the Company experienced lower levels of coal inventory related to the coal shipment disruption in late 2005.

The balance of Fuel Clause Over Recoveries was approximately $36.6 million (net of Fuel Clause Under Recoveries) at June 30, 2006. The balance of Fuel Clause Under Recoveries was approximately $101.1 million at December 31, 2005. The increase in fuel clause over recoveries was due to the amount billed to the Company’s customers during the six months ended June 30, 2006 exceeding the Company’s cost of fuel primarily due to lower natural gas prices. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under or over recovery. The Company remains under recovered in Arkansas but is over recovered in Oklahoma.

The balance of Construction Work in Progress was approximately $163.4 million and $80.8 million at June 30, 2006 and December 31, 2005, respectively, an increase of approximately $82.6 million primarily due to construction expenditures related to the Company’s wind power project.

The balance of Prepaid Benefit Obligation was approximately $98.9 million and $65.4 million at June 30, 2006 and December 31, 2005, respectively, an increase of approximately $33.5 million or 51.2 percent. The increase was primarily due to pension plan contributions during the second quarter.

The balance of Accounts Payable – Other was approximately $74.4 million and $113.1 million at June 30, 2006 and December 31, 2005, respectively, a decrease of approximately $38.7 million or 34.2 percent. The decrease was primarily due to the payment of ad valorem taxes and timing of outstanding checks clearing the bank.

The balance of Advances from Parent was approximately $194.3 million and $108.3 million at June 30, 2006 and December 31, 2005, respectively, an increase of approximately $86.0 million or 79.4 percent. The increase was primarily due to the pension plan funding, bond interest payments, dividend payments and daily operational needs of the Company.

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

Future Capital Requirements

Capital Expenditures

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005, the Company’s 2006, 2007, and 2008 capital expenditures were estimated at approximately:  $237 million, $212 million and $212 million, respectively. The Company’s current estimate for 2006 capital expenditures is approximately $443 million, which includes capital expenditures of up to $205 million associated with the Company’s wind power project. The Company received approval for the wind power project by the OCC on April 28, 2006 and expects to fund the wind power project with a capital contribution from Energy Corp. and the issuance of long-term debt by the Company in either the third or fourth quarter of 2006. The Company’s current estimate for 2007 and 2008 capital expenditures is approximately $250 million in each year. These capital expenditures do not include capital expenditures related to the construction of a proposed power plant with PSO and the OMPA.

Other Regulatory Matters

Later in 2006, the Company is planning to issue a request for proposal for capacity in 2008. In addition, the Company is working with PSO and the OMPA to construct a new 950 MW coal unit to help meet its additional capacity needs in 2011 or 2012.

Pension and Postretirement Benefit Plans

Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2005 that it may contribute up to $90 million to its pension plan during 2006. In the second quarter of 2006, Energy Corp. contributed approximately $60.0 million to the pension plan, of which approximately $46.3 million was allocated to the Company. Energy Corp. currently expects to contribute an additional $30.0 million to the pension plan during the remainder of 2006. Any expected contributions to the pension plan during 2006 are discretionary contributions anticipated to be in the form of cash and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

In accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the first six months of 2006 as compared to the first six months of recent years, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement in 2006. As a result and based in part on the Company’s historical experience regarding eligible employees who elect to retire in the second half of a particular year, the Company currently estimates that it could be required to take a pension settlement charge for 2006 and that the amount of the charge could be between $15 million and $26 million. Whether the Company will be required to take a pension settlement charge for 2006 will depend on numerous factors, including the amount of lump sum payments owed to employees who elect to retire during the balance of 2006 and the investment performance of Energy Corp.’s pension plan during 2006. A pension settlement charge, if incurred, would not require a cash outlay by the Company and would not increase the Company’s total pension expense over time, as the charge would be an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

Short-Term Debt

See Note 10 of Notes to Condensed Financial Statements for a discussion of the Company’s short-term debt activity.

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

Accounting Pronouncements

See Notes 2 and 3 of Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements that are applicable to the Company.

Electric Competition; Regulation

The Company has been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although retail restructuring efforts in Oklahoma and Arkansas have been postponed for the time being, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on the Company due to an impairment of assets, a loss of retail customers, lower profit margins and/or increased costs of capital. Any such restructuring could have a significant impact on the Company’s financial position, results of operations and cash flows. The Company cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on the Company’s financial position, results of operations or cash flows. The Company believes that the prices for electricity and the quality and reliability of the Company’s service currently place us in a position to compete effectively in the energy market. These developments at the federal and state levels are described in more detail in Notes 12 and 13 of Notes to Condensed Financial Statements in this Form 10-Q and in the Company’s Form 10-K for the year ended December 31, 2005. The Company is also subject to competition in various degrees from state-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators.  The Company has a franchise to serve in more than 270 towns and cities throughout its service territory. In a citywide election in May 2006, Oklahoma City voters approved a 25-year franchise for the Company which is the largest city in the Company’s service territory.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as disclosed otherwise in this Form 10-Q and in the Company’s Form 10-K for the year ended December 31, 2005 management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 12 and 13 of Notes to Condensed Financial Statements and Item 1 of Part II in this Form 10-Q and Notes 11 and 12 of Notes to the Company’s Financial Statements

included in the Company’s Form 10-K for the year ended December 31, 2005 for a discussion of the Company’s commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2005 and to Part II, Item 1 of the Company’s Form 10-Q for the quarter ended March 31, 2006 for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 12 and 13 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

Osterhout Litigation

On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills. The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers. The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law. At the present time, the Company believes that this case is without merit and intends to vigorously defend this case.

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

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By:	/s/ Scott Forbes
Scott Forbes
Controller – Chief Accounting Officer

August 2, 2006

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

Date:  August 2, 2006

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

Date:  August 2, 2006

/s/ James R. Hatfield

James R. Hatfield
Senior Vice President and
Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 2, 2006

/s/	Steven E. Moore
Steven E. Moore
Chairman of the Board, President
and Chief Executive Officer

/s/	James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer