Form 10-Q
period 2006-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2006-11-01
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2006, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 0.6	$ ---
Accounts receivable, less reserve of $3.0 and $2.5, respectively	210.6	154.3
Accrued unbilled revenues	45.5	41.8
Fuel inventories, at LIFO cost	29.6	27.9
Materials and supplies, at average cost	54.4	52.6
Price risk management	---	0.1
Accumulated deferred tax assets	8.8	11.2
Fuel clause under recoveries	---	101.1
Recoverable take or pay gas charges	---	4.9
Prepayments and other	7.5	10.2
Total current assets	357.0	404.1

OTHER PROPERTY AND INVESTMENTS, at cost	3.4	3.7

PROPERTY, PLANT AND EQUIPMENT
In service	4,859.6	4,747.1
Construction work in progress	175.6	80.8
Total property, plant and equipment	5,035.2	4,827.9
Less accumulated depreciation	2,164.7	2,157.7
Net property, plant and equipment	2,870.5	2,670.2

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	32.1	32.8
Intangible asset - unamortized prior service cost	26.5	26.5
Prepaid benefit obligation	115.6	65.4
McClain Plant deferred expenses	20.2	24.9
Unamortized loss on reacquired debt	20.4	21.3
Unamortized debt issuance costs	6.8	5.0
Other	2.0	1.1
Total deferred charges and other assets	223.6	177.0

TOTAL ASSETS	$ 3,454.5	$ 3,255.0

                           The accompanying Notes to Condensed Financial Statements are an integral part hereof.

                                               OKLAHOMA GAS AND ELECTRIC COMPANY

                                                CONDENSED BALANCE SHEETS (Continued)

                                                                                   (Unaudited)

	September 30,	December 31,
(In millions)	2006	2005

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$ 7.7	$ 10.7
Accounts payable - other	75.6	113.1
Advances from parent	147.6	108.3
Customers’ deposits	49.3	46.3
Accrued taxes	34.7	22.9
Accrued interest	14.3	16.3
Tax collections payable	11.4	8.6
Accrued compensation	18.6	20.1
Long-term debt due within one year	125.0	---
Price risk management	---	0.1
Gas imbalances	0.1	0.2
Fuel clause over recoveries	39.8	---
Provision for payments of take or pay gas	---	8.9
Other	5.1	13.2
Total current liabilities	529.2	368.7

LONG-TERM DEBT	718.3	844.0

COMMITMENTS AND CONTINGENCIES (NOTE 11)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	192.8	183.5
Accumulated deferred income taxes	600.5	584.0
Accumulated deferred investment tax credits	28.0	31.7
Accrued removal obligations, net	124.0	114.3
Asset retirement obligation	3.7	3.6
Other	15.7	9.2
Total deferred credits and other liabilities	964.7	926.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.4	665.4
Retained earnings	657.0	530.7
Accumulated other comprehensive loss, net of tax	(80.1)	(80.1)
Total stockholder’s equity	1,242.3	1,116.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 3,454.5	$ 3,255.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005

OPERATING REVENUES	$ 608.7	$ 612.9	$ 1,427.4	$ 1,308.0

COST OF GOODS SOLD (exclusive of depreciation shown below)*	293.6	328.3	760.9	719.2
Gross margin on revenues	315.1	284.6	666.5	588.8
Other operation and maintenance	74.1	73.0	233.8	230.1
Depreciation	32.5	34.7	98.8	99.2
Taxes other than income	13.0	12.9	39.8	37.7

OPERATING INCOME	195.5	164.0	294.1	221.8

OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	2.3	---	2.5	---
Other income (loss)	0.2	(0.3)	---	0.7
Other expense	(0.3)	(0.8)	(9.0)	(1.6)
Net other income (expense)	2.2	(1.1)	(6.5)	(0.9)

INTEREST INCOME (EXPENSE)
Interest income	0.3	0.3	1.7	1.9
Interest on long-term debt	(12.7)	(12.3)	(37.6)	(32.1)
Allowance for borrowed funds used during construction	1.3	0.4	3.8	1.7
Interest on short-term debt and other interest charges	(9.6)	(3.2)	(12.4)	(4.1)
Net interest expense	(20.7)	(14.8)	(44.5)	(32.6)

INCOME BEFORE TAXES	177.0	148.1	243.1	188.3

INCOME TAX EXPENSE	69.6	48.7	92.8	60.9

NET INCOME	$ 107.4	$ 99.4	$ 150.3	$ 127.4

*  Before intercompany eliminations with affiliates that are eliminated in the preparation of Energy Corp.’s consolidated financial statements.

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

                                                            OKLAHOMA GAS AND ELECTRIC COMPANY

                                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 150.3	$ 127.4
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	98.8	99.2
Deferred income taxes and investment tax credits, net	16.5	18.7
Allowance for equity funds used during construction	(2.5)	---
Gain on sale of assets	---	(0.2)
Loss on retirement of fixed assets	6.1	---
Price risk management assets	0.1	---
Price risk management liabilities	(0.1)	(0.1)
Other assets	(48.3)	(12.0)
Other liabilities	4.0	(9.0)
Change in certain current assets and liabilities
Accounts receivable, net	(56.3)	(97.9)
Accrued unbilled revenues	(3.7)	(18.3)
Fuel, materials and supplies inventories	(3.5)	15.5
Fuel clause under recoveries	101.1	(28.2)
Other current assets	7.6	5.8
Accounts payable	(37.5)	10.5
Accounts payable - affiliates	(3.0)	6.7
Customers’ deposits	3.0	(0.3)
Accrued taxes	11.8	12.7
Accrued interest	(2.0)	1.6
Gas imbalance liability	(0.1)	0.3
Fuel clause over recoveries	39.8	---
Other current liabilities	(15.7)	(3.8)
Net Cash Provided from Operating Activities	266.4	128.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(279.5)	(173.6)
Proceeds from sale of assets	0.8	1.1
Net Cash Used in Investing Activities	(278.7)	(172.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	217.5	---
(Decrease) increase in short-term debt, net	(165.6)	102.9
Dividends paid on common stock	(39.0)	(59.0)
Net Cash Provided from Financing Activities	12.9	43.9

NET INCREASE IN CASH AND CASH EQUIVALENTS	0.6	---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0.6	$ ---

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company is subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“Energy Corp.”) which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2006 and December 31, 2005, the results of its operations for the three and nine months ended September 30, 2006 and 2005, and the results of its cash flows for the nine months ended September 30, 2006 and 2005, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2006	2005
Regulatory Assets
Income taxes recoverable from customers, net	$ 32.1	$ 32.8
Unamortized loss on reacquired debt	20.4	21.3
McClain Plant deferred expenses	20.2	24.9
Cogeneration credit rider under recovery	5.7	3.7
Fuel clause under recoveries	---	101.1
Recoverable take or pay gas charges	---	4.9
Miscellaneous	0.7	0.5
Total Regulatory Assets	$ 79.1	$ 189.2

Regulatory Liabilities
Accrued removal obligations, net	$ 124.0	$ 114.3
Fuel clause over recoveries	39.8	---
Deferred gain on sale of assets	2.9	3.8
Miscellaneous	0.3	---
Total Regulatory Liabilities	$ 167.0	$ 118.1

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

Related Party Transactions

Energy Corp. allocated operating costs to the Company of approximately $21.2 million and $18.4 million during the three months ended September 30, 2006 and 2005, respectively, and allocated approximately $65.7 million and $62.2 million during the nine months ended September 30, 2006 and 2005, respectively. Energy Corp. allocates operating costs to its affiliates based on several factors. Operating costs directly related to specific affiliates are assigned to those affiliates. Where more than one affiliate benefits from certain expenditures, the costs are shared between those affiliates receiving the benefits. Operating costs incurred for the benefit of all affiliates are allocated among the affiliates, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. Energy Corp. adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. Energy Corp. believes this method provides a reasonable basis for allocating common expenses.

During each of the three month periods ended September 30, 2006 and 2005, the Company paid its affiliate, Enogex Inc. and its subsidiaries (“Enogex”), approximately $8.8 million for transporting gas to the Company’s natural gas-fired generating facilities. During the nine months ended September 30, 2006 and 2005, the Company paid Enogex approximately $26.1 million and $26.2 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During each of the three month periods ended September 30, 2006 and 2005, the Company paid Enogex approximately $3.2 million for natural gas storage services. During each of the nine month periods ended September 30, 2006 and 2005, the Company paid Enogex approximately $9.5 million for natural gas storage services. During the three months ended September 30, 2006 and 2005, the Company also recorded natural gas purchases from Enogex of approximately $23.0 million and $35.0 million, respectively. During the nine months ended September 30, 2006 and 2005, the Company also recorded natural gas purchases from Enogex of approximately $53.8 million and $65.8 million, respectively. Approximately $7.4 million and $11.2 million were recorded at September 30, 2006 and December 31, 2005, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities. See Note 12 for a discussion of the gas transportation and storage contract between the Company and Enogex.

During each of the three month periods ended September 30, 2006 and 2005, the Company recorded interest income of approximately $0.1 million from Energy Corp. for advances made by the Company. During the nine months ended September 30, 2006 and 2005, the Company recorded interest income of approximately $0.1 million and $0.2 million, respectively, from Energy Corp. for advances made by the Company.

During the three months ended September 30, 2006 and 2005, the Company recorded interest expense of approximately $0.7 million and $0.1 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. During the nine months ended September 30, 2006 and 2005, the Company recorded interest expense of approximately $2.4 million and $0.3 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

During the nine months ended September 30, 2006 and 2005, the Company paid approximately $39.0 million and $59.0 million, respectively, in dividends to Energy Corp.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised), “Share-Based Payment,” effective January 1, 2006, which required the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. See Note 3 for a further discussion related to the Company’s stock-based compensation. Pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company had elected to continue using the intrinsic value method of accounting for stock options granted under Energy Corp.’s employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not recognize compensation expense for stock options prior to January 1, 2006. The Company would have recognized less than $0.1 million during both the three and nine month periods ended September 30, 2005 had it elected to adopt the fair value recognition provisions of SFAS No. 123. For purposes of this pro forma calculation, the value of the options was determined using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods. Pro forma information is not included for the three and nine months ended September 30, 2006 as all share-based payments have been accounted for under SFAS No. 123(R).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods. Therefore, SFAS No. 157 nullifies the guidance in footnote 3 of Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” SFAS No. 157 also amends SFAS No. 133 to remove the guidance similar to that nullified in EITF 02-3. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in certain conditions. The Company will adopt this new standard effective January 1, 2008. Management has not yet determined what the impact of this new standard will be on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 requires an employer to: (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity; and (ii) to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements are effective for the year ended December 31, 2006 for the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt provision (i) above of this new standard effective December 31, 2006. At December 31, 2005, the projected benefit obligation of the Company’s portion of Energy Corp.’s pension plan and restoration of retirement income plan was approximately $478.2 million, while the fair value of assets in the pension plan and restoration of retirement income plan was approximately $350.6 million. Also, at December 31, 2005, the projected benefit obligation of the Company’s portion of Energy Corp.’s postretirement benefit plans was approximately $175.8 million, while the fair value of assets in the postretirement benefit plans was approximately $65.1 million. These amounts will be revised based on a review of the funded status of the Company’s pension and postretirement benefit plans by Energy Corp.’s actuarial consultants as of December 31, 2006. The Company will adopt provision (ii) above of this new standard effective December 31, 2008, which is not expected to have a material impact on its financial position or results of operations as this provision supports the Company’s historical measurement of the funded status of its pension and postretirement benefit plans.

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

Prior to January 1, 2006, Energy Corp. accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Energy Corp. also previously adopted the disclosure provisions under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company recorded a reduction in compensation expense of approximately $0.2 million pre-tax ($0.1 million after tax) and less than $0.1 million pre-tax during the three and nine months ended September 30, 2005, respectively, due to a decrease in the total shareholder return (“TSR”) ranking relative to a peer group of companies for its performance units. No stock-based employee compensation expense related to stock options was recognized for the three and nine months ended September 30, 2005 as all options granted under those plans had an exercise price equal to the market value of Energy Corp.’s common stock on the grant date. Effective January 1, 2006, Energy Corp. adopted SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 included: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R); and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R). Results for prior periods were not restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded a cumulative effect adjustment of approximately $0.3 million pre-tax ($0.2 million after tax) on January 1, 2006 for outstanding share-based compensation grants at December 31, 2005, which is not included in the amounts discussed below. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Statement of Income. The Company recorded compensation expense of approximately $0.4 million pre-tax ($0.2 million after tax) and $1.1 million pre-tax ($0.7 million after tax) during the three and nine months ended September 30, 2006, respectively, related to the Company’s share-based payments.

Prior to the adoption of SFAS No. 123(R), Energy Corp. presented all tax benefits of deductions resulting from the exercise of stock options or other share-based payments as operating cash flows in the Condensed Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting in tax benefits from tax deductions in excess of the compensation cost recognized for share-based payments (“excess tax benefits”) to be classified as financing cash flows. Energy Corp. recorded an excess tax benefit of approximately $0.7 million and $1.8 million during the three and nine months ended September 30, 2006, respectively, related to the Energy Corp.’s 2006 share-based payments. Energy Corp. realized an excess tax benefit of approximately $1.4 million during each of the three and nine month periods ended September 30, 2006, related to Energy

Corp.’s 2005 share-based payments, which amount was presented as a financing cash inflow and realized when Energy Corp.’s 2005 income tax return was filed in August 2006.

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

The performance units granted based on TSR are contingently awarded and will be payable in cash or shares of Energy Corp.’s common stock (other than performance units awarded in 2006, which will be payable only in shares of common stock) subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a three-year award cycle is dependent on Energy Corp.’s TSR ranking relative to a peer group of companies. The performance units granted based on earnings per share (“EPS”) are contingently awarded and will be payable in cash or shares of Energy Corp.’s common stock (other than performance units awarded in 2006, which will be payable only in shares of common stock) based on Energy Corp.’s EPS growth over a three-year award cycle compared to a target set at the time of the grant by the Compensation Committee of Energy Corp.’s Board of Directors. If there is no payout for the performance units at the end of the three-year award cycle, the performance units are cancelled.

Performance Units – Total Shareholder Return

The Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) and $0.8 million pre-tax ($0.5 million after tax) during the three and nine months ended September 30, 2006, respectively, related to the performance units based on TSR. The Company recorded a reduction in compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) and $0.1 million pre-tax (less than $0.1 million after tax) during the three and nine months ended September 30, 2005, respectively, due to a decrease in the TSR ranking relative to a peer group of companies for the performance units based on TSR. The fair value of the performance units based on TSR was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units. Compensation expense for the performance units settled in stock is a fixed amount determined at the grant date fair value and is recognized over the three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Compensation expense for the performance units settled in cash is based on the change in the fair value of the performance units for each reporting period. This liability for the performance units will be remeasured at each reporting date until the date of settlement. Dividends are not accrued or paid during the performance period and, therefore, are not included in the fair value calculation. Expected price volatility is based on the historical volatility of Energy Corp.’s common stock for the past three years and was simulated using the Geometric Brownian Motion process. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. The expected life of the units is based on the non-vested period since inception of the three-year award cycle. There are no post-vesting restrictions related to Energy Corp.’s performance units based on TSR. The fair value of the performance units based on TSR was calculated based on the following assumptions at the grant date.

	2006	2005	2004
Expected dividend yield	4.9%	5.3%	6.5%
Expected price volatility	16.8%	22.3%	23.0%
Risk-free interest rate	4.66%	3.28%	2.47%
Expected life of units (in years)	2.85	2.85	2.94
Fair value of units granted	$ 22.93	$ 21.56	$ 20.10

The fair value of the performance units based on TSR which are settled in cash was remeasured at September 30, 2006 based on the following assumptions:

	2005	2004
Expected dividend yield	4.4%	4.4%
Expected price volatility	15.8%	15.8%
Risk-free interest rate	4.91%	5.02%
Expected life of units (in years)	1.25	0.25
Fair value of units at 9/30/06	$ 50.23	$ 57.77

A summary of the activity for Energy Corp.’s performance units applicable to the Company’s employees based on TSR at September 30, 2006 and changes during the nine months ended September 30, 2006 are summarized in the following table. Following the end of a three-year performance period, payout of the performance units based on TSR is determined by Energy Corp.’s TSR for such period compared to a peer group and payout requires the approval of the Compensation Committee of Energy Corp.’s Board of Directors. Payouts, if any, are made in stock and cash (other than payouts of performance units awarded in 2006, which will be made only in common stock) and are considered made when the payout is approved by the Compensation Committee.

		Stock	Aggregate
	Number	Conversion	Intrinsic
(dollars in millions)	of Units	Ratio (A)	Value
Units Outstanding at 12/31/05	60,982	1 : 1
Granted (B)	25,845	1 : 1
Converted	(18,485)	1 : 1	$ 0.7
Forfeited	(2,098)	1 : 1
Employee migration (C)	15,233	1 : 1
Units Outstanding at 9/30/06	81,477	1 : 1	$ 5.4

(A) One performance unit = one share of Energy Corp.’s common stock.

(B) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(C) Due to certain employees transferring between Energy Corp. and its subsidiaries.

A summary of the activity for Energy Corp.’s non-vested performance units applicable to the Company’s employees based on TSR at September 30, 2006 and changes during the nine months ended September 30, 2006 are summarized in the following table:

		Weighted-Average
	Number	Grant Date
	of Units	Fair Value
Units Non-Vested at 12/31/05	42,497	$ 20.80
Granted (D)	25,845	$ 22.93
Forfeited	(2,098)	$ 22.23
Employee migration (E)	15,233	$ 21.40
Units Non-Vested at 9/30/06 (F)	81,477	$ 21.55

(D) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(E) Due to certain employees transferring between Energy Corp. and its subsidiaries.

(F) Of the 81,477 performance units not vested at September 30, 2006, 73,929 performance units are assumed to vest at the end of the vesting period.

At September 30, 2006, there was approximately $0.6 million in unrecognized compensation cost related to non-vested performance units based on TSR which is expected to be recognized over a weighted-average period of 1.68 years.

Performance Units – Earnings Per Share

The Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) and $0.3 million pre-tax ($0.2 million after tax) during the three and nine months ended September 30, 2006, respectively, related to the performance units based on EPS. The Company recorded compensation expense of approximately $0.1 million pre-tax (less than $0.1 million after tax) during each of the three and nine month periods ended September 30, 2005 related to performance units based on EPS. The fair value of the performance units based on EPS is based on grant date fair value which is equivalent to the price of one share of Energy Corp.’s common stock on the date of grant. The fair value of performance units based on EPS varies as the number of performance units that will vest is based on the grant date fair value of the units and the probable outcome of the performance condition. Energy Corp. reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable. As a result, the compensation expense recognized for these performance units can vary from period to period. There are no post-vesting restrictions related to Energy Corp.’s performance units based on EPS. The grant date fair value of the 2005 and 2006 performance units was $23.78 and $28.00, respectively.

A summary of the activity for Energy Corp.’s performance units applicable to the Company’s employees based on EPS at September 30, 2006 and changes during the nine months ended September 30, 2006 are summarized in the following table. Following the end of a three-year performance period, payout of the performance units based on EPS growth is determined by Energy Corp.’s growth in EPS for such period compared to a target set at the beginning of the three-year period by the Compensation Committee of Energy Corp.’s Board of Directors and payout requires the approval of the Compensation Committee. Payouts, if any, are made in stock and cash (other than payouts of performance units awarded in 2006, which will be made only in common stock) and are considered made when approved by the Compensation Committee.

		Stock	Aggregate
	Number	Conversion	Intrinsic
(dollars in millions)	of Units	Ratio (A)	Value
Units Outstanding at 12/31/05	6,830	1:1
Granted (B)	8,614	1:1
Forfeited	(616)	1:1
Employee migration (C)	3,360	1:1
Units Outstanding at 9/30/06	18,188	1:1	$ 1.3

(A) One performance unit = one share of Energy Corp.’s common stock.

(B) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(C) Due to certain employees transferring between Energy Corp. and its subsidiaries.

A summary of the activity for Energy Corp.’s non-vested performance units applicable to the Company’s employees based on EPS at September 30, 2006 and changes during the nine months ended September 30, 2006 are summarized in the following table:

		Weighted-Average
	Number	Grant Date
	of Units	Fair Value
Units Non-Vested at 12/31/05	6,830	$ 23.78
Granted (D)	8,614	$ 28.00
Forfeited	(616)	$ 26.76
Employee migration (E)	3,360	$ 25.33
Units Non-Vested at 9/30/06 (F)	18,188	$ 25.96

(D) Represents target number of units granted. Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(E) Due to certain employees transferring between Energy Corp. and its subsidiaries.

(F) Of the 18,188 performance units not vested at September 30, 2006, 16,208 performance units are assumed to vest at the end of the vesting period.

At September 30, 2006, there was approximately $0.4 million in unrecognized compensation cost related to non-vested performance units based on EPS which is expected to be recognized over a weighted-average period of 1.89 years.

Stock Options

The Company recorded compensation expense of less than $0.1 million pre-tax during each of the three and nine month periods ended September 30, 2006 related to the stock options. During the first nine months of 2006 and during 2005, no stock options were granted under the 2003 Plan. Previous option awards were granted with an exercise price equal to the market value of Energy Corp.’s common stock on the grant date which resulted in no stock-based employee compensation expense being recognized. Energy Corp. accounts for stock option grants as separate grants. The options granted under the Plans vest in one-third annual installments beginning one year from the date of grant and have a contractual life of 10 years. Each option is subject to forfeiture if the recipient ceases to render substantial services to Energy Corp. or a subsidiary for any reason other than death, disability or retirement. Dividends are not paid or accrued on unexercised options. The options provide for accelerated vesting if there is a change in control (as defined in the Plans). The fair value of each option grant under the Plans is estimated on the grant date using the Black-Scholes option pricing model and was $2.05 at the grant date for the stock options that are not fully vested at December 31, 2005.

A summary of the activity for Energy Corp.’s options applicable to the Company’s employees at September 30, 2006 and changes during the nine months ended September 30, 2006 are summarized in the following table:

			Aggregate	Weighted-Average
	Number	Weighted-Average	Intrinsic	Remaining
(dollars in millions)	of Options	Exercise Price	Value	Contractual Term
Options Outstanding at 12/31/05	441,467	$ 23.08
Exercised	(187,375)	$ 22.49	$ 1.7
Options Outstanding at 9/30/06	254,092	$ 23.52	$ 3.2	4.55 years
Options Fully Vested and Exercisable at 9/30/06	238,288	$ 23.51	$ 3.0	4.41 years

A summary of the activity for Energy Corp.’s non-vested options applicable to the Company’s employees at September 30, 2006 and changes during the nine months ended September 30, 2006 are summarized in the following table:

		Weighted-Average
	Number	Grant Date
	of Options	Fair Value
Options Non-Vested at 12/31/05	66,410	$ 1.95
Vested	(50,606)	$ 1.92
Options Non-Vested at 9/30/06 (A)	15,804	$ 2.05

(A) Of the 15,804 stock options not vested at September 30, 2006, 15,500 stock options are assumed to vest at the end of the vesting period.

At September 30, 2006, there was less than $0.1 million in unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted-average period of 0.25 years.

Energy Corp. issues new shares to satisfy stock option exercises. Energy Corp. received approximately $4.2 million and $10.3 million, respectively, during the three and nine months ended September 30, 2006 related to exercised stock options. Energy Corp. recorded an excess tax benefit of approximately $0.7 million and $1.8 million during the three and nine months ended September 30, 2006, respectively, related to Energy Corp.’s 2006 share-based payments. Energy Corp. realized an excess tax benefit of approximately $1.4 million during each of the three and nine month periods ended September 30, 2006, related to Energy Corp.’s 2005 share-based payments, which amount was presented as a financing cash inflow and realized when Energy Corp.’s 2005 income tax return was filed in August 2006.

4.	Loss on Retirement and Asset Retirement Obligation of Fixed Assets

The Company had a power supply contract with a large industrial customer which expired June 1, 2006. In conjunction with the expiration of this contract, the Company evaluated options to utilize the turbines dedicated to that customer, which resulted in the decision to retire these assets as of June 30, 2006. The carrying amount of these assets at June 30, 2006 was approximately $6.8 million, which was recorded as a pre-tax loss during the second quarter of 2006. This loss was included in Other Expense in the Condensed Statement of Income. Also, as part of the settlement of the asset retirement obligation (“ARO”) for these turbines, the Company recorded a reduction to the previously recorded ARO for these turbines of approximately $0.7 million during the third quarter of 2006 due to an agreement with a third party to provide removal and remediation services. This reduction is included in Other Expense in the Condensed Statement of Income.

5.	Accumulated Other Comprehensive Loss

There were no items of other comprehensive income for the three or nine months ended September 30, 2006 and 2005. Accumulated other comprehensive loss at both September 30, 2006 and December 31, 2005 included an after tax loss of approximately $80.1 million ($130.7 million pre-tax) related to a minimum pension liability adjustment based on a review of the funded status of Energy Corp.’s pension plan by Energy Corp.’s actuarial consultants as of December 31, 2005. Any increases or decreases in the minimum pension liability will be reflected in Other Comprehensive Income or Loss in the fourth quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pension and Postretirement Benefit Plans” for a discussion of a possible settlement charge to be recorded in the fourth quarter of 2006.

6.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affect recognized assets and liabilities but which do not result in cash receipts or payments.

	Nine Months Ended
	September 30,
(In millions)	2006	2005
NON-CASH INVESTING AND FINANCING ACTIVITIES

Change in fair value of long-term debt due to interest rate swap	$ ---	$ (0.3)

7.	Income Taxes

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	(0.6)	2.0	---
Tax credits, net	(0.7)	(0.9)	(1.5)	(2.0)
ESOP dividends	1.7	(2.0)	1.3	(0.8)
Medicare Part D subsidy	(0.7)	---	(0.8)	---
Amortization of net unfunded deferred taxes	2.0	2.3	2.1	2.0
Other	0.2	(0.9)	0.1	(1.9)
Effective income tax rate as reported	39.4%	32.9%	38.2%	32.3%

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

In connection with the filing in the third quarter of 2003 of Energy Corp.’s consolidated income tax returns for 2002, the Company elected to change its tax method of accounting related to the capitalization of costs for self-constructed assets to another method prescribed in the Treasury regulations. The accounting method change was for income tax purposes only. For financial accounting purposes, the only change was recognition of the impact of the cash flow generated by accelerating income tax deductions. This was reflected in the financial statements as a switch from current income taxes payable to deferred income taxes payable. This tax accounting method change resulted in a one-time catch-up deduction for costs previously capitalized under the prior method, resulting in a consolidated tax net operating loss for 2002. This tax net operating loss eliminated Energy Corp.’s current federal and state income tax liability for 2002 and 2003 and all estimated payments made for 2002 were refunded. Energy Corp. received federal and state income tax refunds of approximately $50.8 million during 2003 related to this tax accounting method change. During 2005, new guidelines were issued by the Internal Revenue Service (“IRS”) related to the change in the method of accounting used to capitalize costs for self-construction discussed above. Energy Corp.’s current IRS examination process, which was completed in the second quarter of 2006, identified this change in method of accounting as an issue under examination. As a result of their examination, the IRS determined that the Company should change its tax method of accounting for the capitalization of costs for self-constructed assets to another method prescribed in the Income Tax regulations. Energy Corp. filed a formal protest with the IRS on July 21, 2006 and requested a hearing with the IRS to review the IRS’s determination that the tax accounting method the Company elected in 2002 was not appropriate. On August 17, 2006, Energy Corp. made a deposit with the IRS in anticipation that a portion of prior year deductions will be disallowed. The deposit enabled the Company to cease accruing interest effective August 17, 2006. The impact of this matter on future cash flows is uncertain but could be material. The Company cannot predict either the final outcome or the timing of the resolution of this matter. During 2005 and the first nine months of 2006, the Company recorded approximately $3.5 million in additional interest expense related to income taxes as a result of a potential adjustment. This amount is included in Interest on Short-Term Debt and Other Interest Charges in the Condensed Statements of Income.

8.	Long-Term Debt

At September 30, 2006, the Company is in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

The Company’s $125.0 million principal amount 6.65 percent Senior Notes (“Senior Notes”) due July 15, 2027, are repayable on July 15, 2007, at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to July 15, 2007. Only holders who submit requests for repayment between May 15, 2007 and June 15, 2007 are entitled to such repayments. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” the Company reclassified the Senior Notes from long-term debt to long-term debt due within one year at September 30, 2006 due to the one-time put option of the Senior Notes. However, based on where the Senior Notes have recently traded, the Company does not believe it is probable that this option will be exercised by the note holders.

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

9.	Short-Term Debt

At September 30, 2006, the Company had approximately $147.6 million in outstanding advances from Energy Corp. At December 31, 2005, the Company had approximately $228.3 million in outstanding advances from Energy Corp. and approximately $100.0 million in outstanding commercial paper. In the fourth quarter of 2005, $220 million in commercial paper and bank borrowings was used to temporarily fund $220 million of long-term debt of the Company that had matured or been called for redemption. In accordance with SFAS No. 6, this commercial paper was classified as long-term debt at December 31, 2005 as the Company planned to refinance this amount. Subsequently, the Company issued $220 million of long-term debt in January 2006 and repaid the outstanding commercial paper and bank borrowings. The following table shows Energy Corp.’s and the Company’s revolving credit agreements and available cash at September 30, 2006.

Revolving Credit Agreements and Available Cash (In millions)
Entity	Amount Available	Amount Outstanding	Weighted-Average Interest Rate	Maturity
Energy Corp. (A)	$ 600.0	$ ---	N/A	September 30, 2010 (C)
The Company (B)	150.0	---	N/A	September 30, 2010 (C)
	750.0	---	N/A
Cash	0.6	N/A	N/A	N/A
Total	$ 750.6	$ ---	N/A

(A) This bank facility is available to back up a maximum of $300.0 million of Energy Corp.’s commercial paper borrowings and to provide an additional $300.0 million in revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At September 30, 2006, there was approximately $38.8 million in outstanding commercial paper borrowings.

(B) This bank facility is available to back up a maximum of $100.0 million of the Company’s commercial paper borrowings and to provide an additional $50.0 million in revolving credit borrowings. At September 30, 2006, the Company had approximately $0.2 million supporting a letter of credit and no outstanding commercial paper borrowings.

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

10.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the pension plan (including the restoration of retirement income plan) and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan and
	Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost	$ 3.3	$ 3.1	$ 10.0	$ 9.5
Interest cost	6.2	6.1	18.6	18.4
Return on plan assets	(7.6)	(6.8)	(22.8)	(20.5)
Amortization of net loss	3.3	3.0	10.0	8.8
Amortization of unrecognized prior service cost	1.2	1.3	3.5	3.9
Net periodic benefit cost	$ 6.4	$ 6.7	$ 19.3	$ 20.1

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Service cost	$ 0.6	$ 0.6	$ 1.9	$ 1.7
Interest cost	2.5	2.3	7.5	6.7
Return on plan assets	(1.3)	(1.3)	(4.0)	(4.0)
Amortization of transition obligation	0.6	0.6	1.9	1.9
Amortization of net loss	1.9	1.1	5.6	3.4
Amortization of unrecognized prior service cost	0.4	0.3	1.1	1.1
Net periodic benefit cost	$ 4.7	$ 3.6	$ 14.0	$ 10.8

Pension Plan Funding

In the second quarter of 2006, Energy Corp. contributed approximately $60.0 million to the pension plan, of which approximately $46.3 million was allocated to the Company. Energy Corp. contributed an additional $30.0 million to the pension plan during the third quarter of 2006, of which approximately $23.1 million was allocated to the Company. The contributions to the pension plan, in the form of cash, were discretionary contributions and were not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

11.	Commitments and Contingencies

Except as set forth below and in Note 12, the circumstances set forth in Notes 11 and 12 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 appropriately represent, in all material respects, the current status of any material commitments and contingent liabilities.

Capital Expenditures

The Company’s current estimate for 2006 capital expenditures is approximately $447 million, which includes capital expenditures of up to $205 million associated with the Company’s wind power project. The Company received approval for the wind power project by the OCC on April 28, 2006 and expects to fund the wind power project with a capital contribution from Energy Corp. and the issuance of long-term debt by the Company in early 2007. The Company’s current estimate for 2007 and 2008 capital expenditures is approximately $325 million and $320 million, respectively. These capital expenditures do not include capital expenditures related to environmental expenditures for regional haze as discussed below or capital expenditures related to the construction of a proposed power plant as discussed in Note 12.

Natural Gas Measurement Case

As reported in Note 11 to the Company’s Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005, the Company has been involved in legal proceedings with Jack J. Grynberg related to the improper or intentional measurement of gas. On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master as it relates to Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, dismissing all claims for lack of subject matter jurisdiction. The time for appeal for the October 20, 2006 order has not yet run.

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

Environmental Laws and Regulations

Air

On March 25, 2005, the Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. On May 31, 2006, the EPA issued a ruling which amended and clarified minor portions of the CAMR. The CAMR is currently subject to legal challenges. The CAMR requires reductions in mercury in two phases, Phase I beginning in 2010 and Phase II in 2018. The CAMR is based on the cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that the Company will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR requires each state to adopt the requirements of the federal rule into a state implementation plan. However, the CAMR does not preclude states from developing more stringent mercury reduction requirements. The state of Oklahoma has proposed to incorporate the EPA’s CAMR, along with the proposed mercury allowance allocations, into the state implementation program. The Company is currently participating in the rulemaking process and anticipates the rulemaking to be completed by the end of 2006. Because rulemaking is in progress, the cost to install any mercury controls is uncertain at this time but is expected to be significant to meet Phase II requirements in 2018. The state implementation plan will also require continuous monitoring of mercury emissions from the Company’s coal-fired boilers beginning in 2009. The cost of the monitoring equipment is estimated at approximately $7.0 million which is expected to be incurred during the years 2007 and 2008. However, the cost to comply with the CAMR monitoring requirements will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

As reported previously, in September 2005, the Oklahoma Department of Environmental Quality (“ODEQ”) informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in Federal Class I areas. The Company and other affected industries in Oklahoma initiated a modeling study that was completed in July 2006. Because the preliminary results indicated a significant impact from the Company’s Sooner, Muskogee, Seminole and Horseshoe Lake generating stations on visibility in Class I areas in both Oklahoma and Arkansas, additional modeling is being performed with a projected completion date of December 2006. Any proposed reductions or controls must be submitted to the ODEQ by March 2007. The Company will have five years from the date the EPA approves the compliance plan to institute any required reductions. Depending on the outcome of the final analysis and compliance plan, significant capital and operating expenditures may be required for the Company’s Sooner, Muskogee, Seminole and Horseshoe Lake generating stations. The Company expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company’s retail customers under House Bill 1910, which was enacted into law in May 2005.

Currently, the EPA has designated Oklahoma “in attainment” with the ambient standard for ozone. However, elevated readings in the summer of 2006 in both Tulsa and Oklahoma City could lead to redesignation of these areas as non-attainment. Both Tulsa and Oklahoma City have entered into an “Early Action Compact” with the EPA whereby voluntary measures will be enacted to reduce ozone. This compact expires in December 2007. However, the EPA has proposed continuation through a similar program called Ozone Flex, which both Oklahoma City and Tulsa expect to participate. If either Tulsa or Oklahoma City became non-attainment, reductions in nitrogen oxides emissions from the Company’s generating facilities may be required.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as otherwise stated above, in Note 12 below, in Item 1 of Part II of this Form 10-Q, in Notes 11 and 12 of Notes to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 12 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

Acquisition of Power Plant

On July 9, 2004, the Company completed the acquisition of NRG McClain LLC’s 77 percent interest in the 520 megawatt (“MW”) natural gas-fired combined cycle NRG McClain Station (“McClain Plant”). This transaction was intended to satisfy the requirement in the 2002 agreed-upon settlement of a Company rate case before the OCC (the “2002 Settlement Agreement”) to acquire electric generation of not less than 400 MW’s.

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

The Company expects the addition of the McClain Plant, including the effects of an interim power purchase agreement the Company had with NRG McClain LLC while the Company was awaiting regulatory approval to complete the acquisition, will provide savings, over a three-year period (January 1, 2004 through December 31, 2006), in excess of $75.0 million to its Oklahoma customers. In the event the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will be required to credit its Oklahoma customers any unrealized savings below $75.0 million as determined subsequent to the end of the 36-month period. At this time, the Company believes that it will achieve at least $75.0 million in savings during this period.

Gas Transportation and Storage Agreement

As part of the 2002 Settlement Agreement, the Company also agreed to consider competitive bidding as a basis to select its provider for gas transportation service to its natural gas-fired generation facilities pursuant to the terms set forth in the 2002 Settlement Agreement. Because the required integrated service was not available in the marketplace from parties other than Enogex, the Company advised the OCC that, after careful consideration, competitive bidding for gas transportation was rejected in favor of a new intrastate integrated, firm no-notice load following gas transportation and storage services agreement with Enogex. This seven-year agreement provides for gas transportation and storage services for each of the Company’s natural gas-fired generation facilities. The Company will pay Enogex annual demand fees of approximately $46.8 million for the right to transport specified maximum daily quantities (“MDQ”) and maximum hourly quantities (“MHQ”) of gas at various minimum gas delivery pressures depending on the operational needs of the individual generating facility. In addition, the Company supplies system fuel in-kind for its pro-rata share of actual fuel and lost and unaccounted for gas on the transportation system. To the extent the Company transports gas in quantities exceeding the prescribed MDQ’s or MHQ’s, it pays an overrun service charge. During the three months ended September 30, 2006 and 2005, the Company paid Enogex approximately $11.9 million and $12.0 million, respectively, for gas transportation and storage services. During the nine months ended September 30, 2006 and 2005, the Company paid Enogex approximately $35.6 million and $35.7 million, respectively, for gas transportation and storage services.

On July 14, 2005, the OCC issued an order in this case approving a $41.9 million annual recovery. The OCC order disallowed the recovery by the Company of the amount that Enogex charges the Company for the cost of fuel used, or otherwise unaccounted for, in providing natural gas transportation and storage service to the Company. Over the last three years, this amount has ranged from approximately $1.2 million to $3.7 million annually. This amount was approximately $1.2 million in 2005 and is projected to be approximately $1.1 million in 2006. The OCC’s order required the Company to refund to its Oklahoma customers the difference between the amounts collected from such customers in the past based on an annual rate of $46.8 million for gas transportation and storage services and the $41.9 million annual rate authorized by the OCC’s order. Based on the order, the Company’s refund obligation was approximately $8.8 million. The Company began refunding this obligation in September 2005 through its automatic fuel adjustment clause. The obligation was fully refunded at September 30, 2006.

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

Security Enhancements

On April 8, 2002, the Company filed a joint application with the OCC requesting approval for security investments and a rider to recover these costs from the ratepayers. On October 28, 2004, all parties signed a joint stipulation that contains the OCC Staff’s recommendations and authorizes up to a $5 million annual recovery from the Company’s customers for security enhancement. On December 21, 2004, the OCC issued an order approving the security rider. The Company implemented the security rider with the first billing period in July 2006 and began charging the Company’s Oklahoma customers approximately $2.4 million annually. The OCC authorized tariff provides that the security rider may be updated quarterly. In compliance with the OCC order, in October 2006, the Company filed a report regarding the recovery of the security costs through the authorized recovery rider for the period from July 1, 2006 to September 30, 2006. The Company also expects to file an application with the OCC in November 2006 to amend its security plan to seek approval of approximately $7.5 million of cost overruns in previous authorized projects and approximately $12.7 million for new security projects. The annual revenue requirement associated with the $20.2 million of capital expenditures is approximately $2.8 million.

Competitive Bidding, Prudence Reviews and Other Rules for Electric Utility Providers

On March 10, 2005, the OCC filed Cause No. PUD 200500129 regarding “Inquiry of the Oklahoma Corporation Commission into Guidelines for Establishing Rules for Competitive Bidding and Prudence Reviews for Electric Utility Providers.” On June 10, 2005, the OCC voted to close this notice of inquiry and directed the OCC Staff to open a rulemaking to address the competitive bidding issue for electric utilities and other matters. Rules were adopted by the OCC on January 18, 2006 and became effective on April 3, 2006. The new rules: (i) establish a competitive procurement process for purchase of long-term electric generation and long-term fuel supplies; (ii) clarify existing law by requiring that a prudence review of utility fuel and generation procurement be conducted no less frequently than every two years; (iii) require a utility to submit an integrated resource plan to the OCC every three years; and (iv) establish a process in accordance with House Bill 1910 whereby a utility may seek pre-approval for recovery of costs associated with transmission upgrades, generation facility modifications caused by environmental requirements and the purchase or construction of generation facilities. The Company does not expect these rules to have a significant impact on its operations.

SO2 Allowance Filing

On February 10, 2006, the Company, the OCC Staff and AES Shady Point (“AES”) filed a joint application with the OCC to determine the treatment of proceeds received from the Company’s sale of sulfur dioxide (“SO2”) allowances and how these proceeds will be shared between the Company and its customers for any sales after December 31, 2005. In the application, the parties proposed that AES be held harmless from any reduction in the Company’s coal costs caused by the sale of SO2 allowances and that the proceeds of such sales be shared 80 percent with the Company’s Oklahoma customers and the remaining 20 percent to the Company. A credit rider was requested to pass the proceeds from the sale of the SO2 allowances to Oklahoma customers. Any proceeds from the sale of SO2 allowances in the Arkansas and the FERC jurisdictions will flow through the Company’s automatic fuel adjustment clause. On June 5, 2006, the parties signed a settlement agreement providing that the proceeds of such sales after December 31, 2005 are to be shared 90 percent with the Company’s Oklahoma customers and the remaining 10 percent to the Company. On June 26, 2006, the OCC approved the settlement agreement, including the 90/10 sharing mechanism. During the nine months ended September 30, 2006, the Company recorded approximately $0.8 million in SO2 sales proceeds from sales in 2006 that are included as an increase in

Operating Revenues in the Condensed Statement of Income. There were no SO2 sales during the three months ended September 30, 2006.

Review of the Company’s Fuel Adjustment Clause for Calendar Years 2003 and 2004

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year. On March 18, 2005, the OCC Staff filed Cause No. PUD 200500140 regarding “Application of the Public Utility Division Director for Public Hearing to Review and Monitor the Company’s  Fuel Adjustment Clause for Calendar Year 2003.” On August 25, 2005, the OCC Staff filed Cause No. PUD 200500327 regarding “Application of the Public Utility Division Director for Public Hearing to Review and Monitor the Company’s  Fuel Adjustment Clause for Calendar Year 2004.” On September 27, 2005, the OCC consolidated these two proceedings into one proceeding. Oklahoma Industrial Energy Consumers, AES, Redbud and PowerSmith Cogeneration Project, L.P intervened in this proceeding. On September 21, 2006, the Company reached a settlement with the other parties in this case that required no refunds. On October 16, 2006, the OCC issued an order that approved the settlement concluding that the Company’s 2003 fuel costs were prudent and the Company’s 2004 fuel costs were appropriately calculated.

Pending Regulatory Matters

Wind Power Filing

On February 20, 2006, the Company entered into an agreement to engineer, procure and construct a wind generation energy system for a 120 MW wind farm planned for construction in northwestern Oklahoma. The agreement was subject to a number of conditions, all of which have subsequently been satisfied. Invenergy Wind Development Oklahoma LLC (“Invenergy LLC”) is to develop the new wind power generation facility to be owned and operated by the Company. The wind farm, north of Woodward in Harper County, is expected to cost approximately $195 million to construct, including the cost of transmission interconnection facilities. The new wind farm is expected to be constructed and producing power on or about December 31, 2006. On April 6, 2006, a settlement agreement was filed with the OCC that, among other things, requested approval of the wind power contract and a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that the Company shall file for a general rate review during 2009 which that permit the OCC to issue an order no later than December 31, 2009 placing the wind farm in the Company’s rate base. On April 28, 2006, the OCC issued a unanimous order approving the settlement agreement. The Company expects the recovery rider will be implemented in January 2007 and remain in effect through December 2009. The Company estimates that the recovery rider will initially result in a recovery of approximately $22.6 million annually, which amount will decline over the life of the facility. The Company filed an application with the APSC on June 8, 2006 for approval to allocate to Arkansas the portion of the wind project not being recovered in rates in Oklahoma and included a request for recovery of approximately $2.1 million annually for the Arkansas portion of the wind project in its Arkansas general rate case that was filed on July 28, 2006. On September 11, 2006, the Company energized the substation and generation tie line to connect the wind farm to the Company’s transmission system. The balance of work contractor has begun work on the actual construction of the wind farm itself, with a targeted in-service date of December 31, 2006 for the wind turbine generators.

Arkansas Rate Case Filing

On July 28, 2006, the Company filed with the APSC an application for an annual rate increase of approximately $13.5 million to recover, among other things, its investment in, and the operating expenses of, the McClain Plant, the wind power project and the costs of electric system expansion and upgrades based on a return on equity of 11.75 percent. On October 19, 2006, the APSC Staff filed responsive testimony that recommended that the Company be authorized a rate increase of approximately $5.7 million while the Attorney General’s office recommended a rate increase of approximately $6.4 million. However, the Attorney General’s consultant also stated that additional disallowances are likely and reasonable, based on further investigation and information brought forward by the APSC Staff and other parties. Hearings in the rate case are scheduled to begin December 19, 2006. A decision by the APSC on the rate case application should occur no later than the second quarter of 2007.

Proposed Construction of Power Plant

On July 18, 2006, the Company announced plans for the Company to partner with American Electric Power’s subsidiary, Public Service Company of Oklahoma (“PSO”), and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 MW coal unit at the Company’s existing Sooner plant location near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of PSO’s December 2005 request for proposals in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO by the summer of 2011. The unit, to be called Red Rock, is expected to be one of the cleanest of its size using coal from the Powder River Basin, which is located near Gillette, Wyoming. The Company will operate the facility and own 42 percent of the project. PSO will own 50 percent and the OMPA will own eight percent. The Company expects to sign a construction ownership and operating agreement in the near future and expects construction to begin in 2007. Completion of the power plant is targeted by the summer of 2011. The Company expects to file an application with the OCC later in the fourth quarter of 2006 stating that its portion of the construction costs are prudent and that a recovery mechanism should be established to recover its construction costs during the construction period. The OCC would be expected to issue an order addressing the Company’s pre-approval case prior to August 2007. The project is contingent upon numerous factors, including the successful completion of contract negotiations and the necessary regulatory approvals.

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

Southwest Power Pool

The SPP filed on June 15, 2005, Docket No. ER05-1118, to create a real-time, offer-based imbalance energy market that will require cash settlements for over or under generation. Market participants, including the Company, will be required to submit resource plans and can submit offer curves for each resource available for dispatch. In addition, the filing contains provisions allowing the SPP to order certain dispatching of generating units and a market monitoring plan that provides a clear set of rules, the potential consequences if the rules are violated and the areas in which an independent market monitor will examine and report. On September 19, 2005, the FERC rejected the June 15, 2005 filing; however, the FERC provided guidance for the SPP’s follow-up filing. On January 4, 2006, the SPP submitted its follow-up filing in Docket No. ER06-451 by submitting tariff revisions to incorporate imbalance energy market and market monitoring procedures. On March 20, 2006, the FERC issued an order on the proposed tariff revisions that conditionally accepted a portion of the filing and suspended and rejected other portions of the filing. As a result, the scheduled implementation date of the imbalance energy market was delayed from May 1, 2006. On October 24, 2006, the SPP Board of Directors reconsidered the overall readiness to implement the imbalance energy market on December 1, 2006. The SPP Board of Directors voted to delay implementation to no earlier than February 1, 2007. On October 25, 2006, the SPP notified the FERC of this delay. The SPP plans to prepare a certification of readiness to the FERC on or before January 1, 2007. The Company expects minimal additional costs related to market systems implementation due to the delay in the effective date of the imbalance energy market.

Market-Based Rate Authority

On December 22, 2003, the Company and OGE Energy Resources, Inc. (“OERI”) filed a triennial market power update based on the supply margin assessment test. On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address the new interim tests. The Company and OERI submitted a compliance filing to the FERC on February 7, 2005 that applied the interim tests to the Company and OERI. In the compliance filing, the Company and OERI passed the pivotal supplier screen but did not pass the market share screen in the Company control area. The Company and OERI provided an explanation as to why their failure of the market share screen in the Company control area should not be viewed as an indication that they can exercise generation market power.

On June 7, 2005, the FERC issued an order on the Company’s and OERI’s market-based rate filing. Because the Company and OERI failed the market share screen for the Company’s control area, the FERC established hearing procedures to investigate whether the Company and OERI may continue to sell power at market-based rates in the Company’s control area. The order established a rebuttable presumption that the Company and OERI have the ability to exercise market power in the Company control area. The Company and OERI were requested to provide additional information that demonstrates to the FERC that they cannot exercise market power in the first-tier markets as well. However, the order conditionally allows the Company and OERI to sell power in first-tier markets subject to the Company and OERI providing additional information that clearly shows that they pass the market share screen for the first-tier markets. The Company and OERI provided that additional information on July 7, 2005. On August 8, 2005, the Company and OERI informed the FERC that they will: (i) adopt the FERC default rate mechanism for sales of one week or less to loads that sink in the Company’s control area; and (ii) commit not to enter into any sales with a duration of between one week and one year to loads that sink in the Company’s control area. The Company and OERI also informed the FERC that any new agreements for long-term sales (one year or longer in duration) to loads that sink in the Company’s control area will be filed with the FERC and that the Company and OERI will not make such sales under their respective market based rate tariffs. On January 20, 2006, the FERC issued a Notice of Institution of Proceeding and Refund Effective Date for the purpose of establishing the date from which any subsequent market-based sales would be subject to refund in the event the FERC concludes after investigation that the rates for such sales are not just and reasonable. The refund effective date was March 27, 2006.

On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company control area (instead of only to sales sinking to load within the Company control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006 and August 25, 2006, pursuant to a FERC March 20, 2006 order, the Company and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into the wholesale markets administered by the SPP at market-based rates.

National Energy Legislation

In August 2005, Congress passed and the President signed into law a comprehensive energy bill, portions of which are of interest to the Company and to the industry. There are several provisions in the bill that have a positive impact on the Company. Provisions minimizing the risk of future uneconomic purchased power contracts forced on the Company under PURPA, tax incentives for investment in electric transmission and gas pipeline systems, mandatory reliability requirements by the North American Electric Reliability Council with oversight by the FERC and improved FERC siting authority for construction of electric transmission in disputed areas are included in the new law. Another significant provision for the utility industry is the repeal of the Public Utility Holding Company Act of 1935. This provision has minimal impact on the current operations of the Company. The FERC is in the process of developing and implementing regulations and policies mandated by the new energy act, some of which could have significance for electric utilities such as the Company.

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

	September 30, 2006		December 31, 2005
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$ 707.9	$ 734.8	$ 488.6	$ 511.7
Other	---	---	220.0	220.0

The carrying value of the financial instruments on the Condensed Balance Sheets not otherwise discussed above approximates fair value except for long-term debt, which is valued at the carrying amount. The fair value of the Company’s long-term debt is based on quoted market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company is subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“Energy Corp.”) which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

Forward-Looking Statements

Except for the historical statements contained herein, the matters discussed in the following discussion and analysis, including the discussion in “2006 Outlook” and “2007 Outlook”, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	general economic conditions, including the availability of credit, actions of rating agencies and their impact on capital expenditures;
•	the Company’s and Energy Corp.’s ability to obtain financing on favorable terms;
•	prices of electricity, coal and natural gas;
•	business conditions in the energy industry;
•	competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company;
•	unusual weather;
•	availability and prices of raw materials;
•	timing of the completion of the Company’s wind power project;
•

federal or state legislation and regulatory decisions (including the Company’s pending rate case before the APSC, the approval of future regulatory filings with the OCC related to its proposed construction of a new power plant and the outcome of the Company’s current FERC audit) and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company’s markets;

•	environmental laws and regulations that may impact the Company’s operations;
•	changes in accounting standards, rules or guidelines;
•	the discontinuance of regulated accounting principles under SFAS No. 71;
•	creditworthiness of suppliers, customers and other contractual parties; and
•	other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including Risk Factors and Exhibit 99.01 to the Company’s Form 10-K for the year ended December 31, 2005.

Overview

Summary of Operating Results

The Company reported net income of approximately $107.4 million and $99.4 million for the three months ended September 30, 2006 and 2005, respectively. The Company reported net income of approximately $150.3 million and $127.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Regulatory Matters

Wind Power Filing

On February 20, 2006, the Company entered into an agreement to engineer, procure and construct a wind generation energy system for a 120 megawatt (“MW”) wind farm planned for construction in northwestern Oklahoma. The wind farm, north of Woodward in Harper County, is expected to cost approximately $195 million to construct, including the cost of transmission interconnection facilities. Construction of the wind farm has begun with a targeted in-service date of December 31, 2006 for the wind turbine generators. On April 28, 2006, the OCC approved a settlement agreement approving the wind power contract and a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that the Company shall file for a general rate review during 2009 that will permit the OCC to issue an order no later than December 31, 2009 placing the wind farm in the Company’s rate base. The Company filed an application with the APSC on June 8, 2006 for approval to allocate to Arkansas the portion of the wind project not being recovered in rates in Oklahoma and included a request for recovery of approximately $2.1 million annually for the Arkansas portion of the wind project in its Arkansas general rate case that was filed on July 28, 2006.

Arkansas Rate Case Filing

On July 28, 2006, the Company filed with the APSC an application for an annual rate increase of approximately $13.5 million to recover, among other things, its investment in, and the operating expenses of, its 77 percent interest in the 520 MW McClain Station (“McClain Plant”), the wind power project and the costs of electric system expansion and upgrades based on a return on equity of 11.75 percent. On October 19, 2006, the APSC Staff filed responsive testimony that recommended that the Company be authorized a rate increase of approximately $5.7 million while the Attorney General’s office recommended a rate increase of approximately $6.4 million. However, the Attorney General’s consultant also stated that additional disallowances are likely and reasonable, based on further investigation and information brought forward by the APSC Staff and other parties. Hearings in the rate case are scheduled to begin December 19, 2006. A decision by the APSC on the rate case application should occur no later than the second quarter of 2007.

Oklahoma City Dayton Tire Plant Closing

In July 2006, the Boards of Directors of Bridgestone Firestone North American Tire and its parent company, Bridgestone Americas Holding Inc., approved the closing of the Oklahoma City Dayton tire plant, which is expected to close by the end of 2006. The closing of this plant will have no effect on the Company’s 2006 earnings guidance. However, the closing of this plant is expected to reduce net income by approximately $1.1 million, or $0.01 per diluted share, in 2007.

2006 Outlook

Energy Corp. previously disclosed in its Form 10-Q for the quarter ended June 30, 2006 that its 2006 earnings guidance was $207 million to $221 million of income from continuing operations, or $2.25 to $2.40 per diluted share. Energy Corp. has changed its consolidated earnings guidance to $198 million to $207 million of income from continuing operations, or $2.15 to $2.25 per diluted share, assuming approximately 92.1 million average diluted shares outstanding, cash flow from operations of between $379 million and $388 million and an effective tax rate of 36.3 percent. The change in earnings guidance reflects nine months of actual results for Energy Corp. and its subsidiaries and lower earnings expectations at Enogex partially offset by a higher tax benefit at the holding company. The Company’s earnings guidance remains unchanged at $134 million to $139 million, or $1.46 to $1.51 per diluted share. There were no material changes to the Company’s assumptions underlying this guidance (see “Outlook” in the Company’s Form 10-Q for the quarter ended June 30, 2006 for a description of the underlying assumptions related to the Company’s earnings guidance).

2007 Outlook

Energy Corp.’s 2007 earnings guidance is between $213 million to $231 million of income from continuing operations, or $2.30 to $2.50 per diluted share, assuming approximately 92.4 million average diluted shares outstanding, cash flow from operations of between $371 million and $389 million and an effective tax rate of 32.6 percent. The 2007 outlook includes earnings guidance of $154 million to $162 million for the Company.

Key assumptions related to the Company for 2007 are:

•	Normal weather patterns are experienced;
•	Gross margin on weather-adjusted, retail electric sales increases approximately two percent;
•	Arkansas rate increase of approximately $3 - $7 million beginning in the first half of 2007 ($6 - $14 million on an annualized basis);
•	Wind power rider of approximately $22.6 million in Oklahoma;
•

Operating expense decrease of approximately $5 million primarily due to the anticipated pension expense in 2006 partially offset by increased employee and benefit costs as well as costs associated with the Centennial Wind Farm;

•

Other expense decreases approximately $4 million due in large part to a loss in the second quarter of 2006 related to the retirement of certain generating assets dedicated to a large industrial customer;

•	Interest costs increase approximately $4 million primarily due to higher levels of long-term debt;
•	Decrease in effective tax rate due to federal and state credits related to the wind farm; and
•

Capital expenditures for investment in the Company’s generation, transmission and distribution system are projected to be $325 million in 2007, which excludes capital expenditures associated with a proposed power plant and environmental expenditures associated with regional haze.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three and nine months ended September 30, 2006 as compared to the same period in 2005 and the Company’s financial position at September 30, 2006. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
Operating income	$ 195.5	$ 164.0	$ 294.1	$ 221.8
Net income	$ 107.4	$ 99.4	$ 150.3	$ 127.4

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding unusual or infrequent items, the cost of capital and income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Operating revenues	$ 608.7	$ 612.9	$ 1,427.4	$ 1,308.0
Cost of goods sold	293.6	328.3	760.9	719.2
Gross margin on revenues	315.1	284.6	666.5	588.8
Other operation and maintenance	74.1	73.0	233.8	230.1
Depreciation	32.5	34.7	98.8	99.2
Taxes other than income	13.0	12.9	39.8	37.7
Operating income	195.5	164.0	294.1	221.8
Allowance for equity funds used during construction	2.3	---	2.5	---
Other income (loss)	0.2	(0.3)	---	0.7
Other expense	0.3	0.8	9.0	1.6
Interest income	0.3	0.3	1.7	1.9
Interest expense	21.0	15.1	46.2	34.5
Income tax expense	69.6	48.7	92.8	60.9
Net income	$ 107.4	$ 99.4	$ 150.3	$ 127.4
Operating revenues by classification
Residential	$ 273.8	$ 261.4	$ 584.6	$ 525.6
Commercial	146.9	148.4	347.0	320.0
Industrial	100.7	110.7	276.4	258.6
Public authorities	57.1	57.9	138.1	127.5
Sales for resale	20.5	21.4	51.4	48.2
Provision for refund on gas transportation and storage case	---	---	---	(2.1)
System sales revenues	599.0	599.8	1,397.5	1,277.8
Off-system sales revenues	1.2	2.6	2.3	3.9
Other	8.5	10.5	27.6	26.3
Total operating revenues	$ 608.7	$ 612.9	$ 1,427.4	$ 1,308.0
MWH (A) sales by classification (in millions)
Residential	3.0	3.0	6.9	6.8
Commercial	1.8	1.8	4.8	4.6
Industrial	1.9	1.9	5.4	5.4
Public authorities	0.8	0.8	2.2	2.1
Sales for resale	0.5	0.4	1.2	1.1
System sales	8.0	7.9	20.5	20.0
Off-system sales	---	---	---	---
Total sales	8.0	7.9	20.5	20.0
Number of customers	754,447	743,811	754,447	743,811
Average cost of energy per KWH (B) - cents
Fuel	3.074	3.635	3.164	3.036
Fuel and purchased power	3.417	3.884	3.520	3.363
Degree days (C)
Heating
Actual	10	3	1,596	1,870
Normal	29	30	2,228	2,229
Cooling
Actual	1,508	1,390	2,391	2,035
Normal	1,295	1,295	1,850	1,850
(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Quarter ended September 30, 2006 as compared to quarter ended September 30, 2005

The Company’s operating income increased approximately $31.5 million during the three months ended September 30, 2006 as compared to the same period in 2005 primarily due to higher gross margin on revenues (“gross margin”).

Gross margin, which is operating revenues less cost of goods sold, was approximately $315.1 million during the three months ended September 30, 2006 as compared to approximately $284.6 million during the same period in 2005, an increase of approximately $30.5 million or 10.7 percent. The gross margin increased primarily due to:

•	rate increases authorized in the OCC order in December 2005, which increased the gross margin by approximately $17.7 million;
•	price variance due to sales and customer mix, which increased the gross margin by approximately $8.3 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $4.6 million; and
•	increased peak demand by industrial customers in the Company’s service territory, which increased the gross margin by approximately $2.0 million.

Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $225.5 million during the three months ended September 30, 2006 as compared to approximately $274.3 million during the same period in 2005, a decrease of approximately $48.8 million or 17.8 percent due to a lower average cost of natural gas per kwh. Purchased power costs were approximately $68.1 million during the three months ended September 30, 2006 as compared to approximately $54.0 million during the same period in 2005, an increase of approximately $14.1 million or 26.1 percent. This increase was primarily due to a power purchase contract that allowed the Company to make economic purchases during peak demand summer months.

Other operating and maintenance expenses were approximately $74.1 million during the three months ended September 30, 2006 as compared to approximately $73.0 million during the same period in 2005, an increase of approximately $1.1 million or 1.5 percent. The increase in other operating and maintenance expenses was primarily due to:

•	a decrease in capitalized work of approximately $4.3 million; and
•	higher allocations from the holding company of approximately $3.2 million primarily due to an increase in incentive compensation.

These increases in other operating and maintenance expenses were partially offset by:

•	a decrease in outside and professional services of approximately $3.0 million;
•	a decrease in miscellaneous expenses of approximately $1.3 million;
•	a decrease in materials and supplies expense of approximately $0.8 million; and
•	lower salaries, wages, pension and other employee expenses of approximately $0.5 million.

Depreciation expense was approximately $32.5 million during the three months ended September 30, 2006 as compared to approximately $34.7 million during the same period in 2005, a decrease of approximately $2.2 million or 6.3 percent. The decrease in depreciation expense was primarily due to:

•	a decrease in depreciation rates that was implemented January 1, 2006 as approved by the OCC in December 2005; and
•	a decrease due to the retirement of assets at June 30, 2006 related to a power supply contract with a large industrial customer that expired June 1, 2006.

Allowance for equity funds used during construction was approximately $2.3 million during the three months ended September 30, 2006 due to construction costs associated with the Company’s wind farm that exceeded the average daily short-term borrowings in the third quarter of 2006. There was no allowance for equity funds used during construction for the three months ended September 30, 2005.

Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $0.2 million during the three months ended

September 30, 2006 as compared to a reduction in other income of approximately $0.3 million during the same period in 2005, which resulted in an increase in other income of approximately $0.5 million, primarily due to a reduction in income related to the guaranteed flat bill tariff of approximately $0.4 million during 2005.

Other expense includes, among other things, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $0.3 million during the three months ended September 30, 2006 as compared to approximately $0.8 million during the same period in 2005, a decrease of approximately $0.5 million or 62.5 percent, primarily due to a reduction of approximately $0.7 million to the previously recorded asset retirement obligation for certain turbines due to an agreement with a third party to provide removal and remediation services (See Note 4 of Notes to Condensed Financial Statements for a further discussion).

Net interest expense includes interest income, interest expense and other interest charges. Net interest expense was approximately $20.7 million during the three months ended September 30, 2006 as compared to approximately $14.8 million during the same period in 2005, an increase of approximately $5.9 million or 39.9 percent. The increase in net interest expense was primarily due to:

•	increased interest of approximately $7.5 million due to the one-time recognition of interest expense associated with a certain water storage agreement; and
•	increased interest of approximately $0.6 million due to increased borrowings from the holding company to cover increased construction costs.

These increases in net interest expense were partially offset by:

•

a decrease in interest expense of approximately $2.1 million related to Energy Corp. making a deposit with the Internal Revenue Service (“IRS”) in August 2006 in anticipation that a portion of prior year deductions will be disallowed, which enabled the Company to cease accruing interest in August 2006; and

•	a decrease in interest expense due to an increase in the allowance for borrowed funds used during construction of approximately $0.9 million.

Income tax expense was approximately $69.6 million during the three months ended September 30, 2006 as compared to approximately $48.7 million during the same period in 2005, an increase of approximately $20.9 million or 42.9 percent primarily due to higher pre-tax income for the Company and a decrease in state tax credits in 2006.

Nine months ended September 30, 2006 as compared to nine months ended September 30, 2005

The Company’s operating income increased approximately $72.3 million during the nine months ended September 30, 2006 as compared to the same period in 2005 primarily due to higher gross margin partially offset by higher operating expenses.

Gross margin was approximately $666.5 million during the nine months ended September 30, 2006 as compared to approximately $588.8 million during the same period in 2005, an increase of approximately $77.7 million or 13.2 percent. The gross margin increased primarily due to:

•	rate increases authorized in the OCC order in December 2005, which increased the gross margin by approximately $40.9 million;
•	price variance due to sales and customer mix, which increased the gross margin by approximately $15.0 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $9.4 million;
•	warmer weather in the Company’s service territory, which increased the gross margin by approximately $6.5 million; and
•	increased peak demand by industrial customers in the Company’s service territory, which increased the gross margin by approximately $5.7 million.

Fuel expense was approximately $585.5 million during the nine months ended September 30, 2006 as compared to approximately $578.2 million during the same period in 2005, an increase of approximately $7.3 million or 1.3 percent due to slightly increased generation by the Company’s natural gas-fired plants, in addition to a slightly higher average cost of coal per kwh. Purchased power costs were approximately $175.4 million during the nine months ended September 30, 2006 as compared to approximately $141.0 million during the same period in 2005, an increase of approximately $34.4 million or 24.4 percent. This increase was primarily due to a power purchase contract that allowed the Company to make economic purchases during peak demand summer months.

Other operating and maintenance expenses were approximately $233.8 million during the nine months ended September 30, 2006 as compared to approximately $230.1 million during the same period in 2005, an increase of approximately $3.7 million or 1.6 percent. The increase in other operating and maintenance expenses was primarily due to:

•	higher salaries, wages, pension and other employee expenses of approximately $7.2 million;
•	higher allocations from the holding company of approximately $7.1 million primarily due to an increase in incentive compensation;
•	additional accrual of approximately $2.2 million for the settlement of a claim; and
•	higher bad debt expense of approximately $2.1 million.

These increases in other operating and maintenance expenses were partially offset by:

•	a decrease in outside services of approximately $7.1million;
•	an increase in capitalized work of approximately $6.4 million; and
•	a decrease in materials and supplies expense of approximately $2.3 million.

The other operating and maintenance expense variance includes other operating and maintenance expenses associated with the acquisition of the McClain Plant, which expenses ceased being recorded as a regulatory asset on July 8, 2005.

Depreciation expense was approximately $98.8 million during the nine months ended September 30, 2006 as compared to approximately $99.2 million during the same period in 2005, a decrease of approximately $0.4 million or 0.4 percent. The decrease in depreciation expense was primarily due to:

•	a decrease in depreciation rates that was implemented January 1, 2006 as approved by the OCC in December 2005; and
•	a decrease due to the retirement of assets at June 30, 2006 related to a power supply contract with a large industrial customer which expired June 1, 2006.

These decreases in depreciation expense were partially offset by:

•	a higher level of depreciable plant; and
•	depreciation expense associated with the acquisition of the McClain Plant, which expenses ceased being recorded as a regulatory asset on July 8, 2005.

Taxes other than income were approximately $39.8 million during the nine months ended September 30, 2006 as compared to approximately $37.7 million during the same period in 2005, an increase of approximately $2.1 million or 5.6 percent, primarily due to increased ad valorem taxes. This variance includes ad valorem taxes associated with the acquisition of the McClain Plant, which expenses ceased being recorded as a regulatory asset on July 8, 2005.

Allowance for equity funds used during construction was approximately $2.5 million during the nine months ended September 30, 2006 due to construction costs associated with the Company’s wind farm that exceeded the average daily short-term borrowings in 2006. There was no allowance for equity funds used during construction for the nine months ended September 30, 2005.

Other income was approximately $0.7 million during the nine months ended September 30, 2005. There was no other income during the nine months ended September 30, 2006. The decrease in other income from 2005 was primarily due to:

•	a reduction in income of approximately $0.3 million related to the guaranteed flat bill tariff during 2006; and
•	a gain of approximately $0.2 million in the first quarter of 2005 from the sale of miscellaneous assets.

Other expense was approximately $9.0 million during the nine months ended September 30, 2006 as compared to approximately $1.6 million during the same period in 2005, an increase of approximately $7.4 million. The increase in other expense was primarily due to:

•	a loss on the retirement of fixed assets of approximately $6.1 million; and
•	a write-down of natural gas inventory of approximately $0.4 million.

Net interest expense was approximately $44.5 million during the nine months ended September 30, 2006 as compared to approximately $32.6 million during the same period in 2005, an increase of approximately $11.9 million or 36.5 percent. The increase in net interest expense was primarily due to:

•	increased interest of approximately $7.5 million due to the one-time recognition of interest expense associated with a certain water storage agreement;
•	increased interest of approximately $4.8 million on debt associated with the McClain Plant acquisition, which the Company ceased recording as a regulatory asset on July 8, 2005; and
•	increased interest of approximately $2.1 million due to increased borrowings from the holding company to cover increased construction costs.

These increases in net interest expense were partially offset by:

•

a decrease in interest expense of approximately $2.2 million related to Energy Corp. making a deposit with the IRS in August 2006 in anticipation that a portion of prior year deductions will be disallowed, which enabled the Company to cease accruing interest in August 2006; and

•	a decrease in interest expense due to an increase in the allowance for borrowed funds used during construction of approximately $2.0 million.

Income tax expense was approximately $92.8 million during the nine months ended September 30, 2006 as compared to approximately $60.9 million during the same period in 2005, an increase of approximately $31.9 million or 52.4 percent primarily due to higher pre-tax income for the Company and a decrease in state tax credits in 2006.

Financial Condition

The balance of Accounts Receivable was approximately $210.6 million and $154.3 million at September 30, 2006 and December 31, 2005, respectively, an increase of approximately $56.3 million or 36.5 percent, primarily due to an increase in the Company’s billings to its customers reflecting higher seasonal sales in September 2006 as compared to December 2005.

The balance of Construction Work in Progress was approximately $175.6 million and $80.8 million at September 30, 2006 and December 31, 2005, respectively, an increase of approximately $94.8 million, primarily due to construction expenditures related to the Company’s wind power project.

The balance of Prepaid Benefit Obligation was approximately $115.6 million and $65.4 million at September 30, 2006 and December 31, 2005, respectively, an increase of approximately $50.2 million or 76.8 percent, primarily due to pension plan contributions during 2006.

The balance of Accounts Payable – Other was approximately $75.6 million and $113.1 million at September 30, 2006 and December 31, 2005, respectively, a decrease of approximately $37.5 million or 33.2 percent, primarily due to the payment of ad valorem taxes and the timing of outstanding checks clearing the bank.

The balance of Advances from Parent was approximately $147.6 million and $108.3 million at September 30, 2006 and December 31, 2005, respectively, an increase of approximately $39.3 million or 36.3 percent, primarily due to the pension plan funding, bond interest payments, dividend payments and daily operational needs of the Company.

The balance of Long-Term Debt Due Within One Year was approximately $125.0 million at September 30, 2006 due to the Company’s $125.0 million principal amount 6.65 percent Senior Notes containing a one-time option of the holders to request repayment between May 15, 2007 and June 15, 2007. There was no long-term debt due within one year at December 31, 2005. See “Future Capital Requirements – Long-Term Debt with Optional Redemption Provisions” for a further discussion.

The balance of Fuel Clause Over Recoveries was approximately $39.8 million at September 30, 2006. The balance of Fuel Clause Under Recoveries was approximately $101.1 million at December 31, 2005. The increase in fuel clause over recoveries was due to the amount billed to the Company’s customers during the nine months ended September 30, 2006 exceeding the Company’s cost of fuel primarily due to lower than expected natural gas prices. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under or over recovery.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s Form 10-K for the year ended December 31, 2005.

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

Future Capital Requirements

Capital Expenditures

The Company’s current estimate for 2006 capital expenditures is approximately $447 million, which includes capital expenditures of up to $205 million associated with the Company’s wind power project. The Company received approval for the wind power project by the OCC on April 28, 2006 and expects to fund the wind power project with a capital contribution from Energy Corp. and the issuance of long-term debt by the Company in early 2007. The Company’s current estimate for 2007 and 2008 capital expenditures is approximately $325 million and $320 million, respectively. These capital expenditures do not include capital expenditures related to environmental expenditures for regional haze or capital expenditures related to the construction of a proposed power plant with American Electric Power’s subsidiary, Public Service Company of Oklahoma, and the Oklahoma Municipal Power Authority (“OMPA”).

Other Regulatory Matters

In October 2006, the Company issued requests for proposal (“RFP”) for energy purchases for the summer of 2007, coal purchases for periods beginning in January 2007 through December 2011 and gas supply purchases for periods beginning in November 2006 through March 2007. In late 2006 or early 2007, the Company expects to issue an RFP for additional capacity and/or firm energy for the summer periods of 2008 through 2010.

Pension and Postretirement Benefit Plans

In accordance with SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the first nine months of 2006 as compared to the first nine months of recent years, the Company experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement in 2006. As a result, and based in part on the Company’s historical experience regarding eligible employees who elect to retire in the last quarter of a particular year, the Company currently expects that it could be required to record a pension settlement charge for 2006 of between $18 million and $20.6 million in the fourth quarter of 2006. Whether the Company will be required to take a pension settlement charge for 2006 will depend on numerous factors, including the amount of lump sum payments owed to employees who elect to retire during the balance of 2006 and the investment performance of Energy Corp.’s pension plan during 2006. A pension settlement charge, if incurred, would not require a cash outlay by the Company and would not increase the Company’s total pension expense over time, as the charge would be an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Pension Plan Costs and Assumptions

On August 17, 2006, President Bush signed The Pension Protection Act of 2006 (the “Pension Protection Act”) into law. The Pension Protection Act makes changes to important aspects of qualified retirement plans. Among other things, it introduces a new funding requirement for single- and multi-employer defined benefit pension plans, provides legal certainty on a prospective basis for cash balance and other hybrid plans and addresses contributions to defined contribution plans, deduction limits for contributions to retirement plans and investment advice provided to plan participants. The Company is currently analyzing the impact of the Pension Protection Act on its pension plans.

Long-Term Debt with Optional Redemption Provisions

The Company’s $125.0 million principal amount 6.65 percent Senior Notes (“Senior Notes”) due July 15, 2027, are repayable on July 15, 2007, at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to July 15, 2007. Only holders who submit requests for repayment between May 15, 2007 and June 15, 2007 are entitled to such repayments. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” the Company reclassified the Senior Notes from long-term debt to long-term debt due within one year at September 30, 2006 due to the one-time put option of the Senior Notes. However, based on where the Senior Notes have recently traded, the Company does not believe it is probable that this option will be exercised by the note holders.

SPP Letter of Credit

On October 31, 2006, the Company submitted a letter of credit to the SPP for approximately $2.9 million related to the costs of upgrades required for the Company to obtain transmission service from its new wind farm.

Future Sources of Financing

Management expects that internally generated funds, long and short-term debt and funds received from Energy Corp. (from proceeds from the sales of its common stock to the public through Energy Corp.’s Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs. The Company utilizes short-term borrowings from Energy Corp. (through a combination of bank borrowings and commercial paper) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt

The Company expects to increase its available borrowing capacity under its revolving credit agreement in the fourth quarter of 2006. Also, in October 2006, the Company filed applications with the FERC and the OCC to increase its authorized short-term borrowing capacity. See Note 9 of Notes to Condensed Financial Statements for a discussion of the Company’s short-term debt activity.

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

Electric Competition; Regulation

The Company has been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although retail restructuring efforts in Oklahoma and Arkansas have been postponed for the time being, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on the Company due to an impairment of assets, a loss of retail customers, lower profit margins and/or increased costs of capital. Any such restructuring could have a significant impact on the Company’s financial position, results of operations and cash flows. The Company cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on the Company’s financial position, results of operations or cash flows. The Company believes that the prices for electricity and the quality and reliability of the Company’s service currently place us in a position to compete effectively in the energy market. These developments at the federal and state levels are described in more detail in Notes 11 and 12 of Notes to Condensed Financial Statements in this Form 10-Q and in the Company’s Form 10-K for the year ended December 31, 2005. The Company is also subject to competition in various degrees from state-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators.  The Company has a franchise to serve in more than 270 towns and cities throughout its service territory. In a citywide election in May 2006, Oklahoma City voters approved a 25-year franchise for the Company which is the largest city in the Company’s service territory.

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. Management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as disclosed otherwise in this Form 10-Q and in the Company’s Form 10-K for the year ended December 31, 2005 management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 11 and 12 of Notes to Condensed Financial Statements and Item 1 of Part II in this Form 10-Q and Notes 11 and 12 of Notes to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2005 for a discussion of the Company’s commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2005 and to Part II, Item 1 of the Company’s Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 11 and 12 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

Natural Gas Measurement Case

As reported in Note 11 to the Company’s Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005, the Company has been involved in legal proceedings with Jack J. Grynberg related to the improper or intentional measurement of gas. On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master as it relates to Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, dismissing all claims for lack of subject matter jurisdiction. The time for appeal for the October 20, 2006 order has not yet run.

Item 1A. Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s Form 10-K for the year ended December 31, 2005.

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

November 1, 2006

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

Date:  November 1, 2006

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

Date:  November 1, 2006

/s/ James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 1, 2006

/s/	Steven E. Moore
Steven E. Moore
Chairman of the Board, President
and Chief Executive Officer

/s/	James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer