Form 10-Q
period 2007-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2007-05-02
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

At March 31, 2007, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

i

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, certain of the matters discussed in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•

the discontinuance of regulated accounting principles under Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”;

•	creditworthiness of suppliers, customers and other contractual parties; and
•

other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including Risk Factors and Exhibit 99.01 to the Company’s Form 10-K for the year ended December 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2007	2006

OPERATING REVENUES	$ 340.7	$ 374.0

COST OF GOODS SOLD* (exclusive of depreciation shown below)	199.9	237.7
Gross margin on revenues	140.8	136.3
Other operation and maintenance	74.2	79.7
Depreciation	35.4	33.1
Taxes other than income	15.2	13.7

OPERATING INCOME	16.0	9.8

OTHER INCOME (EXPENSE)
Interest income	---	1.0
Other income	1.3	0.1
Other expense	(0.6)	(1.0)
Net other income	0.7	0.1

INTEREST EXPENSE
Interest on long-term debt	12.7	12.2
Allowance for borrowed funds used during construction	(0.6)	(1.0)
Interest on short-term debt and other interest charges	3.5	2.5
Interest expense	15.6	13.7

INCOME (LOSS) BEFORE TAXES	1.1	(3.8)

INCOME TAX BENEFIT	(0.8)	(2.7)

NET INCOME (LOSS)	$ 1.9	$ (1.1)

* Includes related party transactions with affiliates that are eliminated in the preparation of Energy
Corp.’s consolidated financial statements (see Note 1 of Notes to Financial Statements).

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 0.1	$ ---
Accounts receivable, less reserve of $2.8 and $3.3, respectively	120.6	138.2
Accrued unbilled revenues	34.2	39.7
Fuel inventories, at LIFO cost	30.9	29.7
Materials and supplies, at average cost	59.2	54.9
Price risk management	---	0.9
Accumulated deferred tax assets	11.1	9.0
Prepayments	4.0	4.3
Other	3.3	5.2
Total current assets	263.4	281.9

OTHER PROPERTY AND INVESTMENTS, at cost	3.4	3.3

PROPERTY, PLANT AND EQUIPMENT
In service	5,155.9	4,977.2
Construction work in progress	74.8	177.2
Total property, plant and equipment	5,230.7	5,154.4
Less accumulated depreciation	2,185.1	2,175.3
Net property, plant and equipment	3,045.6	2,979.1

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	16.8	31.1
Regulatory asset - SFAS 158	225.5	231.1
McClain Plant deferred expenses	17.1	18.7
Unamortized loss on reacquired debt	19.8	20.1
Unamortized debt issuance costs	6.8	6.9
Other	14.5	17.5
Total deferred charges and other assets	300.5	325.4

TOTAL ASSETS	$ 3,612.9	$ 3,589.7

       The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2007	2006

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$ 3.9	$ 5.2
Accounts payable - other	105.7	95.2
Advances from parent	137.8	102.1
Customer deposits	52.4	50.9
Accrued taxes	13.7	24.1
Accrued interest	21.3	22.1
Accrued compensation	14.9	24.2
Gas imbalances	0.2	---
Fuel clause over recoveries	126.3	96.3
Other	13.9	14.0
Total current liabilities	490.1	434.1

LONG-TERM DEBT	843.3	843.3

COMMITMENTS AND CONTINGENCIES (NOTE 9)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	173.5	173.1
Accumulated deferred income taxes	629.0	644.0
Accumulated deferred investment tax credits	25.6	26.8
Accrued removal obligations, net	132.4	125.5
Other	20.4	20.9
Total deferred credits and other liabilities	980.9	990.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.4	665.4
Retained earnings	633.2	656.0
Accumulated other comprehensive income, net of tax	---	0.6
Total stockholder’s equity	1,298.6	1,322.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 3,612.9	$ 3,589.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 1.9	$ (1.1)
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Depreciation	35.4	33.1
Deferred income taxes and investment tax credits, net	(1.0)	1.9
Price risk management assets	0.9	0.1
Price risk management liabilities	---	(0.1)
Other assets	7.8	7.7
Other liabilities	(1.6)	(0.8)
Change in certain current assets and liabilities
Accounts receivable, net	17.6	17.7
Accrued unbilled revenues	5.5	1.5
Fuel, materials and supplies inventories	(5.5)	(6.2)
Gas imbalance asset	---	(0.2)
Fuel clause under recoveries	---	57.1
Other current assets	2.2	11.4
Accounts payable	10.5	(21.7)
Accounts payable - affiliates	(1.3)	(2.9)
Income taxes payable - affiliates	(1.3)	9.3
Customer deposits	1.5	1.1
Accrued taxes	(10.4)	(10.1)
Accrued interest	(7.0)	(1.2)
Accrued compensation	(9.3)	(5.9)
Gas imbalance liability	0.2	(0.2)
Fuel clause over recoveries	30.0	---
Other current liabilities	(0.1)	(3.2)
Net Cash Provided from Operating Activities	76.0	87.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)	(92.3)	(62.1)
Proceeds from sale of assets	0.4	0.1
Net Cash Used in Investing Activities	(91.9)	(62.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	---	217.5
Increase (decrease) in short-term debt, net	16.0	(227.8)
Dividends paid on common stock	---	(15.0)
Net Cash Provided from (Used in) Financing Activities	16.0	(25.3)

NET INCREASE IN CASH AND CASH EQUIVALENTS	0.1	---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0.1	$ ---

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2007 and December 31, 2006, the results of its operations for the three months ended March 31, 2007 and 2006, and the results of its cash flows for the three months ended March 31, 2007 and 2006, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	March 31,	December 31,
(In millions)	2007	2006
Regulatory Assets
Regulatory asset - SFAS 158	$ 225.5	$ 231.1
Unamortized loss on reacquired debt	19.8	20.1
McClain Plant deferred expenses	17.1	18.7
Income taxes recoverable from customers, net	16.8	31.1
Pension plan expenses	13.6	14.7
Cogeneration credit rider under recovery	0.1	3.1
Miscellaneous	0.3	0.4
Total Regulatory Assets	$ 293.2	$ 319.2

Regulatory Liabilities
Accrued removal obligations, net	$ 132.4	$ 125.5
Fuel clause over recoveries	126.3	96.3
Deferred gain on sale of assets	2.4	2.7
Miscellaneous	0.3	---
Total Regulatory Liabilities	$ 261.4	$ 224.5

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” effective December 31, 2006, which required the Company to separately disclose the items that have not yet been recognized as components of net periodic pension cost, including net loss, prior service cost and net transition obligation at December 31, 2006. For companies not subject to SFAS No. 71, SFAS No. 158 required this information to be included in Accumulated Other Comprehensive Income. However, for companies subject to SFAS No. 71, this information is allowed to be recorded as a regulatory asset if: (i) the utility has historically recovered and currently recovers pension and postretirement benefit plan expense in its electric rates; and (ii) there is no negative evidence that the existing regulatory treatment will change. Therefore, the Company has recorded the net loss, prior service cost and net transition obligation as a regulatory asset as these expenses are probable of future recovery. If, in the future, the regulatory bodies indicated a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the SFAS No. 158 regulatory asset balance to be reclassified to Accumulated Other Comprehensive Income.

The changes in the SFAS No. 158 regulatory asset for the three months ended March 31, 2007 are as follows:

(In millions)
Regulatory asset – SFAS 158:
Defined benefit pension plan:
Net loss	$ (2.1)
Prior service cost	(1.1)
Defined benefit postretirement plans:
Net loss	(1.4)
Net transition obligation	(0.6)
Prior service cost	(0.4)
Total	$ (5.6)

The components of the SFAS No. 158 regulatory asset are as follows:

	March 31,	December 31,
(In millions)	2007	2006
Defined benefit pension plan:
Net loss	$ 127.8	$ 129.9
Prior service cost	20.8	21.9
Defined benefit postretirement plans:
Net loss	58.9	60.3
Net transition obligation	14.6	15.2
Prior service cost	3.4	3.8
Total Regulatory Asset – SFAS 158	$ 225.5	$ 231.1

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

Related Party Transactions

Energy Corp. allocated operating costs to the Company of approximately $23.0 million and $23.8 million during the three months ended March 31, 2007 and 2006, respectively. Energy Corp. allocates operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries. Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits. Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. Energy Corp. adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. Energy Corp. believes this method provides a reasonable basis for allocating common expenses.

During the three months ended March 31, 2007 and 2006, the Company paid its affiliate, Enogex Inc. and its subsidiaries (“Enogex”), approximately $8.6 million and $8.7 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During each of the three months ended March 31, 2007 and 2006, the Company paid Enogex approximately $3.2 million for natural gas storage services. During the three months ended March 31, 2007 and 2006, the Company also recorded natural gas purchases from Enogex of approximately $5.3 million and $15.3 million, respectively. Approximately $4.0 million and $5.4 million were recorded at March 31, 2007 and December 31, 2006, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

During the three months ended March 31, 2007 and 2006, the Company made no advances to Energy Corp.

During each of the three months ended March 31, 2007 and 2006, the Company recorded interest expense of approximately $1.0 million to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

During the three months ended March 31, 2006, the Company paid approximately $15.0 million in dividends to Energy Corp. The Company did not pay any dividends to Energy Corp. during the three months ended March 31, 2007.

Reclassifications

Certain prior year amounts have been reclassified on the Condensed Financial Statements to conform to the 2007 presentation.

2.	Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits all entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is applied instrument by instrument, is irrevocable unless a new election date occurs and is applied only to an entire instrument and not to only specified risks, specific cash flows or portions of that instrument. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company will adopt this new standard effective January 1, 2008. Management has not yet determined what the impact of this new standard will be on its financial position or results of operations.

3.	Stock-Based Compensation

On January 21, 1998, Energy Corp. adopted a Stock Incentive Plan (the “1998 Plan”). In 2003, Energy Corp. adopted, and its shareowners approved, a new Stock Incentive Plan (the “2003 Plan” and together with the 1998 Plan, the “Plans”). The 2003 Plan replaced the 1998 Plan and no further awards will be granted under the 1998 Plan. As under the 1998 Plan, under the 2003 Plan, restricted stock, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of Energy Corp. and its subsidiaries. Energy Corp. has authorized the issuance of up to 2,700,000 shares under the 2003 Plan.

Effective January 1, 2006, Energy Corp. adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 included: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R); and (ii) compensation cost for all share-based payments granted in the first quarter of 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R).

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) during the three months ended March 31, 2006 related to the Company’s share-based payments. Also, as a result of adopting SFAS No. 123(R), the Company recorded a cumulative effect adjustment of approximately $0.1 million pre-tax (less than $0.1 million after tax) on January 1, 2006 for outstanding non-vested share-based compensation grants at December 31, 2005. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Statement of Operations. The Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) during the three months ended March 31, 2007 related to the Company’s share-based payments.

During the three months ended March 31, 2007, Energy Corp. awarded 122,044 performance units based on total shareholder return (“TSR”) and 40,686 performance units based on earnings per share (“EPS”) with a grant date fair value of $24.18 and $33.59, respectively, to certain employees of Energy Corp. and its subsidiaries, of which 20,491 performance units based on TSR and 6,831 performance units based on EPS were awarded to certain employees of the Company. Also, during the three months ended March 31, 2007, Energy Corp. converted 132,845 performance units based on a payout ratio of 169.25 percent of the target number of performance units granted in February 2004, of which 26,755 performance units related to the Company’s employees. Of the performance units converted, two-thirds were settled in Energy Corp.’s common stock (30,186 shares) and one-third was paid in cash. Also, in January 2007, all of Energy Corp.’s outstanding stock options became fully vested.

Energy Corp. issues new shares to satisfy stock option exercises. During the three months ended March 31, 2007, there were 286,339 shares of new common stock issued pursuant to Energy Corp.’s Stock Incentive Plan related to exercised stock options, of which 55,568 related to the Company’s employees. Energy Corp. received approximately $7.0 million and $1.9 million during the three months ended March 31, 2007 and 2006, respectively, related to exercised stock options.

4.	Accumulated Other Comprehensive Income

The components of total comprehensive income for the three months ended March 31, 2007 and 2006, respectively, are as follows:

	Three Months Ended
	March 31,
(In millions)	2007	2006
Net income (loss)	$ 1.9	$ (1.1)
Other comprehensive loss, net of tax:
Deferred hedging losses, net of tax	(0.6)	---
Total comprehensive income (loss)	$ 1.3	$ (1.1)

Accumulated other comprehensive income at December 31, 2006 included after-tax hedging gains of approximately $0.6 million ($1.0 million pre-tax). There was not an accumulated other comprehensive income balance at March 31, 2007.

5.	Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Federal investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its federal investment tax credits on a ratable basis throughout the year. This ratable amortization results in a larger percentage reconciling item related to these credits during the first quarter when the Company historically experiences decreased book income. The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

	Three Months Ended
	March 31,
	2007	2006
Statutory federal tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.7	2.4
Amortization of net unfunded deferred taxes	1.3	1.9
Federal investment tax credits, net	(105.9)	32.7
Federal renewable energy credit	(4.0)	---
Medicare Part D subsidy	(0.8)	(0.9)
Effective income tax rate as reported	(72.7)%	71.1%

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001. During 2005, new guidelines were issued by the Internal Revenue Service (“IRS”) related to the change in the method of accounting used to capitalize costs for self-construction discussed above. Energy Corp.’s current IRS examination process for the years 2002 and 2003, which was completed in the second quarter of 2006, identified this change in method of accounting as an issue under examination. As a result of their examination, the IRS disagreed with the change the Company made in 2002 and determined that the Company should change its tax method of accounting for the capitalization of costs for self-constructed assets to another method prescribed in the Income Tax regulations. Energy Corp. filed a formal protest with the IRS on July 21, 2006 (related to the 2002 and 2003 examination) requesting a hearing with the IRS to review the IRS’s determination that the tax accounting method the Company elected in 2002 was not appropriate. On August 17, 2006, Energy Corp. made a deposit with the IRS in anticipation that a portion of prior year deductions will be disallowed. During the first quarter of 2007, the IRS concluded its examination of the 2004 tax year and proposed significant adjustments related to the same method of accounting issue as the previous two years. Energy Corp. continues to disagree with the adjustments and filed a separate protest on April 2, 2007 related to the 2004 tax year. The impact of this matter on future cash flows is uncertain but could be material. The Company cannot predict either the final outcome or the timing of the resolution of this matter.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an amendment of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $3.8 million increase in the accrued interest liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The balance of uncertain tax positions at January 1, 2007 consisted of approximately $171.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see discussion of the tax method of accounting for the capitalization of costs for self-constructed assets above). Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and recognizes penalties in operating and maintenance expense. During the three months ended March 31, 2007 and 2006, respectively, the Company recorded approximately $0.7 million and $0.8 million in interest. At March 31, 2007 and December 31, 2006, respectively, the Company had approximately $10.5 million and $3.5 million of accrued interest, an increase of approximately $7.0 million. This increase was primarily due to an additional interest accrual of approximately $6.3 million as required upon adoption of FIN No. 48 related to the tax method of accounting for the capitalization of costs for self-constructed assets.

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

At March 31, 2007, the Company is in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

The Company’s $125.0 million principal amount 6.65 percent Senior Notes (“Senior Notes”) due July 15, 2027, are repayable on July 15, 2007, at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to July 15, 2007. Only holders who submit requests for repayment between May 15, 2007 and June 15, 2007 are entitled to such repayments. In accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced,” the Senior Notes are classified as long-term debt at March 31, 2007 due to the Company having sufficient long-term liquidity in place as a result of increasing its revolving credit agreement to $400.0 million in December 2006. Also, based on the recent trading prices of the Senior Notes, the Company does not believe it is probable that this option will be exercised by the note holders.

The Company has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
3.57% - 3.73%	Garfield Industrial Authority, January 1, 2025	$ 47.0
3.50% - 3.78%	Muskogee Industrial Authority, January 1, 2025	32.4
3.46% - 3.72%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$ 135.4

All of these Bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the Bond by delivering an irrevocable notice to the tender agent stating the principal amount of the Bond, payment instructions for the purchase price and the business day the Bond is to be purchased. The repayment option may only be exercised by the holder of a Bond for the principal amount. When a tender notice has been received by the trustee, a third party remarketing agent for the Bonds will attempt to remarket any Bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of Bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such Bonds, the Company is obligated to repurchase such unremarketed Bonds. The Company believes that it has sufficient long-term liquidity to meet these obligations.

7.	Short-Term Debt

At March 31, 2007 and December 31, 2006, the Company had approximately $137.8 million and $102.1 million, respectively, in outstanding advances from Energy Corp. The following table shows Energy Corp.’s and the Company’s revolving credit agreements and available cash at March 31, 2007.

Revolving Credit Agreements and Available Cash (In millions)
			Weighted-Average
Entity	Amount Available	Amount Outstanding	Interest Rate	Maturity
Energy Corp. (A)	$ 600.0	$ ---	---	December 6, 2011 (C)
The Company (B)	400.0	---	---	December 6, 2011 (C)
	1,000.0	---	---
Cash	0.1	N/A	N/A	N/A
Total	$ 1,000.1	$ ---	---

(A) This bank facility is available to back up Energy Corp.’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At March 31, 2007, there were no outstanding commercial paper borrowings.

(B) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. At March 31, 2007, the Company had outstanding approximately $3.1 million supporting letters of credit and no commercial paper borrowings.

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

8.	Retirement Plans and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158 which requires an employer to: (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity; and (ii) measure the fair value of the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements were effective for the year ended December 31, 2006 for the Company. The requirement to measure plan assets and benefit obligations at fair value in accordance with SFAS No. 157 as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 also requires additional disclosures for defined benefit pension plans and other defined benefit postretirement plans.

The details of net periodic benefit cost of the pension plan (including the restoration of retirement income plan) and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan and
	Restoration of Retirement Income Plan
	Three Months Ended
	March 31,
(In millions)	2007	2006
Service cost	$ 3.4	$ 3.3
Interest cost	6.4	6.2
Return on plan assets	(8.6)	(7.6)
Amortization of net loss	2.1	3.3
Amortization of recognized prior service cost	1.2	1.2
Net periodic benefit cost (A)	$ 4.5	$ 6.4

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2007	2006
Service cost	$ 0.7	$ 0.7
Interest cost	2.6	2.5
Return on plan assets	(1.4)	(1.4)
Amortization of transition obligation	0.6	0.6
Amortization of net loss	1.3	1.9
Amortization of recognized prior service cost	0.4	0.4
Net periodic benefit cost	$ 4.2	$ 4.7

(A) In addition to the $4.5 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the three months ended March 31, 2007, the Company also recognized an expense of approximately $1.1 million related to the reversal of a portion of the regulatory asset identified as Pension Plan Expenses in Note 1.

Pension Plan Funding

Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2006 that it may contribute up to $50 million to its pension plan during 2007, of which approximately $38.3 million is expected to be allocated to the Company. In April 2007, Energy Corp. contributed approximately $20 million to its pension plan, of which approximately $15.3 million was allocated to the Company. Energy Corp. currently expects to contribute an additional $30 million to its pension plan during the remainder of 2007. Any expected contributions to the pension plan during 2007 are discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

9.	Commitments and Contingencies

Except as set forth below and in Note 10, the circumstances set forth in Notes 13 and 14 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006 appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Capital Expenditures

The Company’s current 2007 to 2012 construction program includes continued investment in its distribution, generation and transmission system. The Company’s current estimates of capital expenditures for 2007 through 2012 are approximately $423.4 million, $595.9 million, $607.9 million, $490.7 million, $456.6 million and $419.1 million, respectively, which include capital expenditures of approximately $92.7 million, $278.8 million, $285.7 million, $97.7 million and $34.1 million, respectively, in 2007 through 2011 related to the construction of the proposed Red Rock power plant as discussed in Note 10.

Natural Gas

The Company completed a request for proposal (“RFP”) in February 2007 for approximately 63 percent of its projected natural gas requirements for the period April 2007 through October 2007. Additional gas supplies to fulfill the Company’s remaining natural gas requirements will be acquired through an additional RFP in the summer, along with monthly and daily purchases, all of which are considered competitive purchases.

Purchased Power

On November 1, 2006, the Company issued an RFP for energy purchases for the summer of 2007 and signed a purchase contract for these purchases in April. Because it is for a period of less than one year, the contract is not subject to the OCC’s 2006 competitive procurement rules. In March 2007, the Company issued an RFP for capacity and/or firm energy purchases for the summer periods of 2008 through 2010. Completion of the process is expected in mid-summer 2007 and is subject to review by the OCC.

Natural Gas Measurement Case

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

The plaintiff filed over 70 other cases naming over 300 other defendants in various Federal Courts across the country containing nearly identical allegations. The Multidistrict Litigation Panel entered its order in late 1999 transferring and consolidating for pretrial purposes approximately 76 other similar actions filed in nine other Federal Courts. The consolidated cases are now before the United States District Court for the District of Wyoming.

In October 2002, the court granted the Department of Justice’s motion to dismiss certain of the plaintiff’s claims and issued an order dismissing the plaintiff’s valuation claims against all defendants. Various procedural motions have been filed. A hearing on the defendants’ motions to dismiss for lack of subject matter jurisdiction, including public disclosure, original source and voluntary disclosure requirements was held in 2005 and the special master ruled that the Company and all Enogex parties named in these proceedings should be dismissed. This ruling was appealed to the District Court of Wyoming.

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. The defendants also filed for other legal costs on December 18, 2006. A hearing on these motions was held on April 24, 2007, at which time the judge in this matter took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

Calpine Corporation Bankruptcy

Calpine Corporation, Calpine Energy Services, L.P., and several other affiliates (collectively “Calpine”) voluntarily filed for Chapter 11 bankruptcy protection from creditors on December 20, 2005 (Case No. 05-60200 (BRL)) in the United States Bankruptcy Court, S.D. of New York. A Calpine-owned power generation plant in Oklahoma is contractually obligated to provide capacity and energy to the Company. The Calpine plant also pays, through the Southwest Power Pool (“SPP”), for transmission services provided to the Company. The Company expects both arrangements to remain in effect; however, whether Calpine in its bankruptcy proceedings will ultimately reject these agreements with the Company is unknown.

Environmental Laws and Regulations

Air

On June 15, 2005, the Environmental Protection Agency (“EPA”) issued final amendments to its 1999 regional haze rule. These regulations are intended to protect visibility in national parks and wilderness areas (“Class I areas”) throughout the United States. In Oklahoma, the Wichita Mountains are the only area covered under the regulation. However,

Oklahoma’s impact on parks in other states must also be evaluated. Sulfates and nitrate aerosols (both emitted from coal-fired boilers) can lead to the degradation of visibility. The state of Oklahoma has joined with eight other central states and has begun to finalize the process of determining what, if any, impact emission sources in Oklahoma have on national parks and wilderness areas.

In September 2005, the Oklahoma Department of Environmental Quality (“ODEQ”) informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in Federal Class I areas. Affected utilities are those which have “Best Available Retrofit Technology (“BART”) eligible sources” (sources built between 1962 and 1977). For the Company these include various generating units at various generating stations. Regulations, however, allow an owner or operator of a BART-eligible source to request and obtain a waiver from BART if modeling shows no significant impact on visibility in nearby Class I areas. Therefore, the Company initiated a preliminary modeling study that was completed in July 2006. Because the preliminary results indicated a significant impact from the Company’s Sooner, Muskogee, Seminole and Horseshoe Lake generating stations on visibility in Class I areas in both Oklahoma and Arkansas, more detailed modeling was performed. Based on results of modeling for the Seminole and Horseshoe Lake generating stations, the Company submitted an application for waiver to the ODEQ on December 1, 2006. The ODEQ and the EPA approvals are required for any waiver. The ODEQ made a preliminary determination to accept the application for Horseshoe Lake and reject the application for Seminole. The Company is continuing to discuss the Seminole application with the ODEQ. The Horseshoe Lake waiver will be included in the ODEQ state implementation plan that must be submitted for the EPA approval by December 17, 2007. It is not known whether approval for the state implementation plan will be granted by the EPA.

Proposed compliance determinations for affected units were required to be submitted to the ODEQ by March 30, 2007. The ODEQ will incorporate the Company’s, as well as other industry’s compliance plans, into the state implementation plan which will then be submitted to the EPA. On March 30, 2007, the Company submitted a determination to the ODEQ that an alternative compliance plan will achieve overall greater visibility improvement than BART eligible sources in the affected Class I areas and extends the timeline for compliance to 2018. The estimated cost for this plan is approximately $470 million. The alternative compliance plan includes installing semi-dry scrubbers on three of four affected coal units and low nitrogen oxide (“NOX”) burner equipment on three natural gas units and four coal units. Although the Company has submitted this lower cost plan, and believes it meets the intent of the regulation, the ODEQ and the EPA must approve the plan. The Company has no guarantee that the compliance plan submitted will be approved. The Company plans to spend approximately $5.4 million during 2007 related to the regional haze project. The cost to comply with the regional haze regulations could increase or decrease substantially based on the interpretation of the requirements by the ODEQ and the EPA, the availability of alternative control measures to achieve more cost effective visibility improvements, the availability of materials, labor force and the specific design criteria for the Company’s generating units. The Company expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company’s retail customers under House Bill 1910, which was enacted into law in May 2005.

With respect to the NOX regulations of the acid rain program, the Company committed to meeting a 0.45 lbs/million British thermal unit (“MMBtu”) NOX emission level in 1997 on all coal-fired boilers. As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. The Company’s average NOX emissions from its coal-fired boilers for 2006 were approximately 0.33 lbs/MMBtu. The regulations require that the Company achieve a NOX emission level of 0.40 lbs/MMBtu for these boilers beginning in 2008. It is expected that NOX emissions will be further reduced to 0.15 lbs/MMBtu by 2016, if the regional haze compliance plan discussed above is approved by the EPA. Further reductions in NOX emissions could be required if the ODEQ determines that such NOX emissions are impacting the air quality of the Tulsa or Oklahoma City metropolitan areas, or if Oklahoma becomes non-attainment with the fine particulate standard. Any of these scenarios would require significant capital and operating expenditures.

Water

The Company has two Oklahoma Pollutant Discharge Elimination System (“OPDES”) permit renewals pending. The Company expects that one of these renewal permits will be issued during the third quarter of 2007 while the other is expected to be issued during the fourth quarter of 2007. The Company expects that these permits, when issued, will continue to be reasonable in their requirements, allow operational flexibility and provide reductions in operating costs. Additionally, the Company filed an application with the state of Oklahoma during 2006 for a new wastewater discharge permit for one of its facilities. The Company expects that the wastewater discharge permit for this facility will be issued in the third quarter of 2007.

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. The Company has engaged a consultant who has developed the required documentation for four Company facilities. These documents were submitted to the state agency on December 7, 2005 for review and approval. The Company has also provided the state of Oklahoma with information and requests that, if approved by the state, may reduce the impact of the Section 316(b) rules on the Company because the Company’s position, if approved, would not require three of the four Company facilities to comply with the Section 316(b) rules. On January 25, 2007, a federal court reversed and remanded portions of the Section 316(b) rules to the EPA. The EPA is expected, by the end of the second quarter of 2007, to formally suspend the rules through publication in the Federal Register. In the interim, it is expected that all permits for existing facilities will be developed by the individual states using their best professional judgment. It is not clear what changes, if any, the EPA will ultimately make to the rules or how those changes may affect the Company. Depending on the ultimate analysis and final determinations regarding the Section 316(b) rules, capital and/or operating costs may increase at any affected Company generating facility.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. When appropriate, management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as otherwise stated above, in Note 10 below, in Item 1 of Part II of this Form 10-Q, in Notes 13 and 14 of Notes to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006 and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 14 to the Company’s Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006 appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

OCC Order Confirming Savings

The 2002 agreed-upon settlement of a Company rate case (“2002 Settlement Agreement”) required that, if the Company did not acquire electric generation of not less than 400 megawatts (“MW”) (“New Generation”) by December 31, 2003, the Company must credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the New Generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. In August 2003, the Company signed an agreement to purchase a 77 percent interest in the 520 MW natural gas-fired combined cycle NRG McClain Station (“McClain Plant”), but due to a delay at the FERC, the acquisition was not completed by December 31, 2003. In the interim, the Company entered into a power purchase agreement with the McClain Plant that delivered the savings guaranteed to the Company’s customers. The Company requested that the OCC confirm that the steps it had taken, including the power purchase agreement, were satisfying the customer savings obligation under the 2002 Settlement Agreement and that the Company would not be required to begin crediting its customers. On April 28, 2004, the OCC issued an order confirming that the Company was delivering savings to its customers as required under the 2002 Settlement Agreement. The order removed any uncertainty over whether the OCC believed the Company had to reduce its rates, effective January 1, 2004, while it awaited action by the FERC on its application to purchase the McClain Plant. A party to the OCC proceeding appealed the OCC’s order to the Oklahoma Supreme Court. The appeal was denied and the OCC order is considered final. The Company has filed reports with the OCC for the months of January 2004 through December 2006 supporting the savings from the McClain Plant. The Company expects to file an application with the OCC in the second quarter of 2007 supporting its compliance with the 2002 Settlement Agreement. The Company expects the OCC to issue an order by the end of 2007 in this matter.

Acquisition of Power Plant

On July 9, 2004, the Company completed the acquisition of a 77 percent interest in the McClain Plant. This transaction was intended to satisfy the requirement in the 2002 Settlement Agreement to acquire New Generation.

The Company expects the addition of the McClain Plant, including the effects of an interim power purchase agreement the Company had with NRG McClain LLC while the Company was awaiting regulatory approval to complete the acquisition, will provide savings, over a three-year period (January 1, 2004 through December 31, 2006), in excess of $75.0 million to its Oklahoma customers. In the event the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will be required to credit its Oklahoma customers any unrealized savings below $75.0 million as determined subsequent to the end of the 36-month period. At this time, the Company believes that it achieved at least $75.0 million in savings during this period. As discussed above, the Company expects to file an application with the OCC in the second quarter of 2007 supporting its compliance with the 2002 Settlement Agreement. The Company expects the OCC to issue an order by the end of 2007 in this matter.

Security Enhancements

On April 8, 2002, the Company filed a joint application with the OCC Staff requesting approval for security investments and a rider to recover these costs from the ratepayers. On October 28, 2004, all parties signed a joint stipulation that contains the OCC Staff’s recommendations and authorizes up to a $5 million annual recovery from the Company’s customers for security enhancement. On December 21, 2004, the OCC issued an order approving the stipulation which included a security rider. The Company implemented the security rider with the first billing period in July 2006 and began charging the Company’s Oklahoma customers approximately $2.4 million annually. In compliance with the OCC order, in October 2006, the Company filed a report regarding the recovery of the security costs through the authorized recovery rider for the period from July 1, 2006 to September 30, 2006. The OCC authorized tariff provides that the security rider may be updated quarterly. In December 2006, the Company updated the security rider to recover approximately $2.9 million annually beginning with the first billing cycle in January 2007. The Company also filed an application with the OCC on December 15, 2006 to amend its security plan to seek approval of approximately $7.6 million of cost increases related to the expanded scope of previously authorized projects and approximately $10.9 million for new security projects. If approved by the OCC, the annual revenue requirement associated with the $18.5 million of capital expenditures would increase recovery under the security rider by approximately $2.7 million. On March 30, 2007, the OCC Staff filed testimony recommending the OCC approve approximately $17.6 million of the security capital expenditures and the associated revenue requirement of approximately $2.6 million. The current procedural schedule provides for a hearing beginning on May 30, 2007. The Company expects the OCC to issue an order in the third quarter of 2007 in this matter.

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2005

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year. In October 2006, the OCC Staff filed an application for a review of the Company’s 2005 fuel adjustment clause. A procedural schedule is expected to be issued in the second quarter of 2007.

Cogeneration Credit Rider

On September 17, 2004, the Company filed an application and testimony with the OCC requesting a cogeneration credit rider. The requested rider reduces cogeneration charges to customers because of decreasing cogeneration payments made by the Company beginning January 2005. The cogeneration credit rider is necessary because amounts currently recovered from customers in base rates include historically higher cogeneration payments. The Company’s cogeneration credit rider has been updated and approved by the OCC in December of each year through December 2006 and any over/under recovery of the cogeneration credit rider in the current year and prior periods has been automatically included in the next year’s rider. The Company’s current cogeneration credit rider expires December 31, 2007. The 2007 cogeneration credit rider, filed with the OCC, of approximately $80.7 million is partially offset by the prior year under recovery of approximately $2.5 million. The Company expects to file an application with the OCC in late 2007 to request a new cogeneration credit rider for years after 2007.

Wind Power Filing

In January 2007, the Company’s 120 MW wind farm (“Centennial”) in northwestern Oklahoma was fully in service. From January 1, 2007 through March 31, 2007, the Company spent approximately $28.3 million related to the Centennial wind farm for total expenditures in 2006 and 2007 of approximately $199.4 million. The OCC previously issued its order approving a settlement agreement relating to the Centennial wind power contract and authorizing a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that the Company shall file for a general rate review during 2009 that will permit the OCC to issue an order no later than December 31, 2009 placing the Centennial wind farm in the Company’s rate base. Pursuant to the settlement agreement, the Company sent notice to the OCC on January 17, 2007 informing the OCC that the Centennial wind farm was operational, which triggered the recovery rider for the first billing cycle in February 2007. The recovery rider is designed to recover approximately $22.6 million for the calendar year of 2007, which amount will decline over the life of the facility. Because the wind farm rider was implemented in February 2007, the Company expects to recover approximately $20.7 million under the rider during the remaining 11 months of 2007. The Company expects the recovery rider to remain in effect through late 2009. As explained below, the recent rate order from the APSC allows for the recovery of the portion of the Centennial wind farm allocable to the Company’s customers in Arkansas.

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

Pending Regulatory Matters

Proposed Construction of Power Plant

On July 18, 2006, Energy Corp. announced plans for the Company to partner with American Electric Power’s subsidiary, Public Service Company of Oklahoma (“PSO”), and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 MW coal unit at the Company’s existing Sooner plant location near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of PSO’s December 2005 request for proposals in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO. The unit, to be called Red Rock, is expected to be one of the cleanest of its size using coal from the Powder River Basin, which is located near Gillette, Wyoming. The Company will operate the facility and expects to spend approximately $759 million in construction costs related to its 42 percent ownership percentage in the project and approximately $30 million in transmission costs for the project. PSO will own 50 percent and the OMPA will own eight percent. On December 1, 2006, the Company submitted an application to the ODEQ for an air permit for the Red Rock plant. The Company is seeking to have the air permit approved by the ODEQ by August 1, 2007. The Company expects construction to begin in 2007 and is targeting the completion of the power plant in the 2011/2012 timeframe. The Company filed an application with the OCC on January 17, 2007 asking the OCC to find that its portion of the construction costs are prudent and that a recovery mechanism should be established to recover the Company’s overall cost of capital on the investment during the construction period. The OCC rules provide that the OCC has up to 240 days to issue an order determining the Company’s pre-approval request; however, the Company’s application requested that the OCC issue an order by July 20, 2007. On March 1, 2007, the OCC issued an order consolidating the Company’s application with two applications by PSO which seek pre-approval of proposed generation facilities, including PSO’s portion of Red Rock. The OCC order also adopted a procedural schedule which includes a hearing on the consolidated applications in July 2007. Absent a settlement, the earliest the Company expects an order from the OCC is late August 2007. The project is contingent upon numerous factors, including the successful completion of contract negotiations and the necessary regulatory and environmental approvals. Under the construction, ownership and operating agreement between the Company, PSO and the OMPA, the parties could incur up to $60 million (of which approximately $25 million would be borne by the Company) prior to the receipt of acceptable regulatory approvals and permits. If such approvals and permits were not obtained and the Red Rock project was abandoned, the Company can provide no assurance that these expenditures incurred by the Company would be recoverable in future rates. To date, the Company has incurred approximately $4.2 million of capitalized costs associated with the Red Rock project.

FERC Audit

On May 29, 2006, the FERC notified the Company that it was commencing an audit to determine whether and how the Company is complying with: (i) its Open Access Transmission Tariff; (ii) requirements of its market-based rate authorization; (iii) Standards of Conduct and Open Access Same-Time Information System; and (iv) wholesale fuel adjustment clause tariff and other requirements contained in the FERC regulations. Over the past several years, the FERC has conducted numerous audits of utilities across the country to ensure regulatory compliance. The Company cannot predict the final outcome of this audit or its timing.

Southwest Power Pool

The SPP filed on June 15, 2005, Docket No. ER05-1118, to create a real-time, offer-based energy imbalance service market that will require cash settlements for over or under generation. Market participants, including the Company, will be required to submit resource plans and can submit offer curves for each resource available for dispatch. In addition, the SPP may order certain dispatching of generating units and has implemented a market monitoring plan that provides a clear set of rules, the potential consequences if the rules are violated and the areas in which an independent market monitor will examine and report. On March 20, 2006, the FERC issued an order that conditionally accepted a portion of the filing and suspended and rejected other portions of the filing. After several delays, the SPP Board of Directors voted to implement the energy imbalance service market no earlier than February 1, 2007. The SPP filed a certification of readiness to the FERC on January 18, 2007 that addressed issues raised by intervenors to the proceeding. The SPP energy imbalance service market began operations on February 1, 2007. As one condition to participation in the energy imbalance service market, the Company, as well as other balancing authorities in the SPP, were required to submit open access tariff schedules setting forth the rates, terms and conditions for the provision of emergency energy service. The Company submitted the required schedule on September 13, 2006, in Docket No. ER06-1488-000. On January 31, 2007, the FERC issued an order conditionally accepting the Company’s proposed emergency energy schedule, subject to the Company submitting, within 30 days, a compliance filing making certain revisions required by the FERC. On March 6, 2007, the Company filed its compliance filing.

Market-Based Rate Authority

On December 22, 2003, the Company and OGE Energy Resources, Inc. (“OERI”) filed a triennial market power update based on the supply margin assessment test. On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address the new interim tests. The Company and OERI submitted a compliance filing to the FERC on February 7, 2005 that applied the interim tests to the Company and OERI. In the compliance filing, the Company and OERI passed the pivotal supplier screen but did not pass the market share screen in the Company’s control area. The Company and OERI provided an explanation as to why their failure of the market share screen in the Company’s control area should not be viewed as an indication that they can exercise generation market power.

On June 7, 2005, the FERC issued an order on the Company’s and OERI’s market-based rate filing. Because the Company and OERI failed the market share screen for the Company’s control area, the FERC established hearing procedures to investigate whether the Company and OERI may continue to sell power at market-based rates in the Company’s control area. The order established a rebuttable presumption that the Company and OERI have the ability to exercise market power in the Company’s control area. The Company and OERI were requested to provide additional information that demonstrates to the FERC that they cannot exercise market power in the first-tier markets as well. However, the order conditionally allows the Company and OERI to sell power in first-tier markets subject to the Company and OERI providing additional information that clearly shows that they pass the market share screen for the first-tier markets. The Company and OERI provided that additional information on July 7, 2005. On August 8, 2005, the Company and OERI informed the FERC that they will: (i) adopt the FERC default rate mechanism for sales of one week or less to loads that sink in the Company’s control area; and (ii) commit not to enter into any sales with a duration of between one week and one year to loads that sink in the Company’s control area. The Company and OERI also informed the FERC that any new agreements for long-term sales (one year or longer in duration) to loads that sink in the Company’s control area will be filed with the FERC and that the Company and OERI will not make such sales under their respective market based rate tariffs. On January 20, 2006, the FERC issued a Notice of Institution of Proceeding and Refund Effective Date for the purpose of establishing the date from which any subsequent market-based sales would be subject to refund in the event the FERC concludes after investigation that the rates for such sales are not just and reasonable. The refund effective date was March 27, 2006.

On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company’s control area (instead of only to sales sinking to load within the Company’s control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006 and August 25, 2006, pursuant to a FERC March 20, 2006 order, the Company and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into the wholesale markets administered by the SPP at market-based rates. The FERC has not yet acted on the Company’s April 20, 2006, July 25, 2006 or August 25, 2006 filings. On February 6, 2007, the Company and OERI submitted to the FERC a change in status report notifying the FERC that the Company has placed into service the Company’s Centennial wind farm, a wind farm with a nameplate capacity rating of 120 MW. The Company and OERI explained that adding this capacity was not material to the FERC’s grant of market-based rate status to the Company and OERI. On March 9, 2007, the FERC accepted the Company’s and OERI’s change of status filing.

North American Electric Reliability Council

The Energy Policy Act of 2005 gave the FERC authority to establish mandatory electric reliability rules enforceable with monetary penalties. The FERC has approved the North American Electric Reliability Council (“NERC”) as the Electric Reliability Organization (“ERO”) for North America and delegated to it the development and enforcement of electric transmission reliability rules. On April 19, 2007, the FERC approved the SPP as a Regional Entity whose primary function is to ensure that the NERC is in compliance with reliability standards. On March 16, 2007, the FERC approved 83 mandatory NERC reliability standards. These reliability standards become effective June 4, 2007. The Company is subject to periodic NERC compliance audits and cannot predict the outcome of those audits.

State Legislative Initiatives

Oklahoma

In the 2007 Oklahoma legislative session, legislation was proposed discussing that fuel or gas removed from storage shall be accounted for using the weighted-average cost method of accounting for inventory rather than using the last-in, first-out cost method. This legislation is proposed to be effective January 1, 2008. The Company cannot predict whether, or in what form, this bill will be enacted into law.

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

Overview

Summary of Operating Results

Quarter ended March 31, 2007 as compared to quarter ended March 31, 2006

The Company reported net income of approximately $1.9 million during the three months ended March 31, 2007 and a net loss of approximately $1.1 million during the three months ended March 31, 2006, primarily due to a higher gross margin on revenues (“gross margin”) due to higher rates, cooler weather in the Company’s service territory, new customer growth and higher capacity charges associated with industrial customers in the Company’s service territory and lower operating expenses partially offset by higher depreciation expense, taxes other than income and interest expense.

Recent Developments

Wind Power Filing

In January 2007, the Company’s 120 megawatt (“MW”) wind farm (“Centennial”) in northwestern Oklahoma was fully in service. From January 1, 2007 through March 31, 2007, the Company spent approximately $28.3 million related to the Centennial wind farm for total expenditures in 2006 and 2007 of approximately $199.4 million. The OCC previously issued its order approving a settlement agreement relating to the Centennial wind power contract and authorizing a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that the Company shall file for a general rate review during 2009 that will permit the OCC to issue an order no later than December 31, 2009 placing the Centennial wind farm in the Company’s rate base. Pursuant to the settlement agreement, the Company sent notice to the OCC on January 17, 2007 informing the OCC that the Centennial wind farm was operational, which triggered the recovery rider for the first billing cycle in February 2007. The recovery rider is designed to recover approximately $22.6 million in the first year of operations, which amount will decline over the life of the facility. Because the wind farm rider was implemented in February 2007, the Company expects to recover approximately $20.7 million under the rider during the remaining 11 months of 2007. The Company expects the recovery rider to remain in effect through late 2009. As explained below, the recent rate order from the APSC allows for the recovery of the portion of the Centennial wind farm allocable to the Company’s customers in Arkansas.

Arkansas Rate Case Filing

On July 28, 2006, the Company filed with the APSC an application for an annual rate increase of approximately $13.5 million to recover, among other things, its investment in, and the operating expenses of, the Company’s 77 percent interest in the 520 MW natural gas-fired combined cycle NRG McClain Station, the Centennial wind power project and the costs of electric system expansion and upgrades based on a return on equity of 11.75 percent. On November 29, 2006, the Company reached a settlement with the other parties in this case for an annual rate increase of approximately $5.4 million. In the settlement agreement, the parties also agreed that the Company would be allowed to recover the full Arkansas portion of the Centennial wind farm. On January 5, 2007, the APSC approved the settlement and issued a rate order that provides for a $5.4 million annual increase in the Company’s electric rates and a 10.0 percent return on equity. The new Arkansas rates became effective in February 2007.

Proposed Construction of Power Plant

As discussed above, the Company has entered into a contract with American Electric Power’s subsidiary, Public Service Company of Oklahoma (“PSO”), and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 MW coal unit at the Company’s existing Sooner plant location near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of PSO’s December 2005 request for proposals in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO. The unit, to be called Red Rock, is expected to be one of the cleanest of its size using coal from the Powder River Basin, which is located near Gillette, Wyoming. The Company will operate the facility and expects to spend approximately $759 million in construction costs related to its 42 percent ownership percentage in the project and approximately $30 million in transmission costs for the project. PSO will own 50 percent and the OMPA will own eight percent. On December 1, 2006, the Company submitted an application to the Oklahoma Department of Environmental Quality (“ODEQ”) for an air permit for the Red Rock plant. The Company is seeking to have the air permit approved by the ODEQ by August 1, 2007. The Company expects construction to begin in 2007 and is targeting the completion of the power plant in the 2011/2012 timeframe. The Company filed an application with the OCC on January 17, 2007 asking the OCC to find that its portion of the construction costs are prudent and that a recovery mechanism should be established to recover the Company’s overall cost of capital on the investment during the construction period. The OCC rules provide that the OCC has up to 240 days to issue an order determining the Company’s pre-approval request; however, the Company’s application requested that the OCC issue an order by July 20, 2007. On March 1, 2007, the OCC issued an order consolidating the Company’s application with two applications by PSO which seek pre-approval of proposed generation facilities, including PSO’s portion of Red Rock. The OCC order also adopted a procedural schedule which includes a hearing on the consolidated applications in July 2007. Absent a settlement the earliest the Company expects an order from the OCC is late August 2007. The project is contingent upon numerous factors, including the successful completion of contract negotiations and the necessary regulatory and environmental approvals. Under the construction, ownership and operating agreement between the Company, PSO and the OMPA, the parties could incur up to $60 million (of which approximately $25 million would be borne by the Company) prior to the receipt of acceptable regulatory approvals and permits. If such approvals and permits were not obtained and the Red Rock project was abandoned, the Company can provide no assurance that these expenditures incurred by the Company would be recoverable in future rates. To date, the Company has incurred approximately $4.2 million of capitalized costs associated with the Red Rock project.

2007 Outlook

Energy Corp.’s 2007 earnings guidance is $213 million to $231 million of income from continuing operations, or $2.30 to $2.50 per diluted share, which excludes any gains on asset sales and assumes approximately 92.5 million average diluted shares outstanding. See “2007 Outlook” in the Company’s Form 10-K for the year ended December 31, 2006 for a description of the underlying assumptions related to the earnings guidance for the Company. The 2007 outlook includes earnings guidance of $154 million to $162 million for the Company.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three months ended March 31, 2007 as compared to the same period in 2006 and the Company’s financial position at March 31, 2007. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2007	2006
Operating income	$ 16.0	$ 9.8
Net income (loss)	$ 1.9	$ (1.1)

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Operations as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended
	March 31,
(Dollars in millions)	2007	2006
Operating revenues	$ 340.7	$ 374.0
Cost of goods sold	199.9	237.7
Gross margin on revenues	140.8	136.3
Other operation and maintenance	74.2	79.7
Depreciation	35.4	33.1
Taxes other than income	15.2	13.7
Operating income	16.0	9.8
Interest income	---	1.0
Other income	1.3	0.1
Other expense	0.6	1.0
Interest expense	15.6	13.7
Income tax benefit	0.8	2.7
Net income (loss)	$ 1.9	$ (1.1)
Operating revenues by classification
Residential	$ 134.7	$ 137.9
Commercial	76.2	88.4
Industrial	41.3	53.3
Oilfield	27.8	32.1
Public authorities	31.3	37.1
Sales for resale	13.9	14.9
System sales revenues	325.2	363.7
Off-system sales revenues	9.3	0.5
Other	6.2	9.8
Total operating revenues	$ 340.7	$ 374.0
MWH (A) sales by classification (in millions)
Residential	2.0	1.8
Commercial	1.4	1.3
Industrial	1.0	1.1
Oilfield	0.7	0.6
Public authorities	0.6	0.6
Sales for resale	0.3	0.4
System sales	6.0	5.8
Off-system sales	0.3	---
Total sales	6.3	5.8
Number of customers	758,244	748,695
Average cost of energy per KWH (B) - cents
Fuel	2.634	3.538
Fuel and purchased power	2.964	3.839
Degree days (C)
Heating
Actual	1,669	1,499
Normal	1,963	1,963
Cooling
Actual	43	31
Normal	8	8
(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Quarter ended March 31, 2007 as compared to quarter ended March 31, 2006

The Company’s operating income increased approximately $6.2 million during the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to a higher gross margin and lower operating expenses partially offset by higher depreciation expense and taxes other than income.

Gross margin, which is operating revenues less cost of goods sold, was approximately $140.8 million during the three months ended March 31, 2007 as compared to approximately $136.3 million during the same period in 2006, an increase of approximately $4.5 million, or 3.3 percent. The gross margin increased primarily due to:

•	higher rates as a result of the Centennial wind farm rider, security rider and Arkansas rate case, which increased the gross margin by approximately $4.7 million;
•

cooler weather in the Company’s service territory resulting in an approximate 11 percent increase in heating degree days compared to the first quarter of 2006, which increased the gross margin by approximately $3.1 million;

•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $2.9 million; and
•	higher capacity charges associated with industrial customers in the Company’s service territory, which increased the gross margin by approximately $0.5 million.

These increases in the gross margin were partially offset by the Company’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by the Company’s 2005 rate order, which caused the gross margin to be approximately $7.8 million lower than the first quarter of 2006. See Note 1 of Notes to Financial Statements in the Company’s 2006 Form 10-K for a further discussion.

Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $159.7 million during the three months ended March 31, 2007 as compared to approximately $184.7 million during the same period in 2006, a decrease of approximately $25.0 million, or 13.5 percent, primarily due to lower natural gas prices. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were approximately $40.2 million during the three months ended March 31, 2007 as compared to approximately $53.0 million during the same period in 2006, a decrease of approximately $12.8 million, or 24.2 percent. This decrease was primarily due to lower cogeneration purchases from PowerSmith Cogeneration Project, L.P. as a result of the Oklahoma City Dayton tire plant closing in December 2006 and the Company’s entrance into the energy imbalance service market on February 1, 2007 (see Note 10 of Notes to Condensed Financial Statements for a further discussion).

Other operating and maintenance expenses were approximately $74.2 million during the three months ended March 31, 2007 as compared to approximately $79.7 million during the same period in 2006, a decrease of approximately $5.5 million, or 6.9 percent. The decrease in other operating and maintenance expenses was primarily due to:

•	a decrease in professional services expense of approximately $3.0 million due to the timing of legal expenses;
•	lower salaries, wages and other employee benefits expense of approximately $1.5 million;
•	an increase in capitalized labor and transportation expenses in 2007 of approximately $0.9 million; and
•	lower allocations from the holding company of approximately $0.8 million primarily due to a decrease in incentive compensation.

These decreases in other operating and maintenance expenses were partially offset by higher bad debt expense of approximately $0.7 million.

Depreciation expense was approximately $35.4 million during the three months ended March 31, 2007 as compared to approximately $33.1 million during the same period on 2006, an increase of approximately $2.3 million, or 6.9 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Taxes other than income were approximately $15.2 million during the three months ended March 31, 2007 as compared to approximately $13.7 million in 2006, an increase of approximately $1.5 million, or 10.9 percent, primarily due to increased ad valorem taxes.

Interest income was approximately $1.0 million during the three months ended March 31, 2006 with no interest income during the same period in 2007. The decrease was due to interest income earned on fuel under recoveries during the three months ended March 31, 2006 while there was a fuel over recovery balance during the same period in 2007.

Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $1.3 million during the three months ended March 31, 2007 as compared to approximately $0.1 million during the same period in 2006, an increase of approximately $1.2 million, primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan from April 1, 2006 through March 31, 2007.

Interest expense was approximately $15.6 million during the three months ended March 31, 2007 as compared to approximately $13.7 million during the same period in 2006, an increase of approximately $1.9 million, or 13.9 percent. The increase in interest expense was primarily due to:

•	increased interest of approximately $1.0 million associated with the interest due to customers related to the fuel over recovery balance in the first quarter of 2007;
•	increased interest due to a decrease in the allowance for borrowed funds used during construction of approximately $0.4 million; and
•	increased interest of approximately $0.3 million due to the issuance of $220.0 million of long-term debt in January 2006.

Income tax benefit was approximately $0.8 million during the three months ended March 31, 2007 as compared to approximately $2.7 million during the same period in 2006, a decrease of approximately $1.9 million, or 70.4 percent, primarily due to higher pre-tax income for the Company.

Financial Condition

The balance of Accounts Receivable, Net was approximately $120.6 million and $138.2 million at March 31, 2007 and December 31, 2006, respectively, a decrease of approximately $17.6 million, or 12.7 percent, primarily due to a decrease in the Company’s billings to its customers reflecting milder weather in March 2007 as compared to December 2006.

The balance of Construction Work in Progress was approximately $74.8 million and $177.2 million at March 31, 2007 and December 31, 2006, respectively, a decrease of approximately $102.4 million, or 57.8 percent, primarily due to the Company’s Centennial wind farm being placed in service during January 2007.

The balance of Advances from Parent was approximately $137.8 million and $102.1 million at March 31, 2007 and December 31, 2006, respectively, an increase of approximately $35.7 million, or 35.0 percent, primarily due to bond interest payments, dividends and daily operational needs of the Company.

The balance of Fuel Clause Over Recoveries was approximately $126.3 million and $96.3 million at March 31, 2007 and December 31, 2006, respectively, an increase of approximately $30.0 million, or 31.2 percent, primarily due to the amount billed to the Company’s customers during 2007 exceeding the Company’s cost of fuel due to lower than expected natural gas prices. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company typically under recovers fuel cost in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under or over recovery.

Off-Balance Sheet Arrangements

There have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s Form 10-K for the year ended December 31, 2006.

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

Future Capital Requirements

Capital Expenditures

The Company’s current 2007 to 2012 construction program includes continued investment in its distribution, generation and transmission system. The Company’s current estimates of capital expenditures for 2007 through 2012 are approximately $423.4 million, $595.9 million, $607.9 million, $490.7 million, $456.6 million and $419.1 million, respectively, which include capital expenditures of approximately $92.7 million, $278.8 million, $285.7 million, $97.7 million and $34.1 million, respectively, in 2007 through 2011 related to the construction of the proposed Red Rock power plant.

Pension Plan Funding

Energy Corp. previously disclosed in its Form 10-K for the year ended December 31, 2006 that it may contribute up to $50 million to its pension plan during 2007, of which approximately $38.3 million is expected to be allocated to the Company. In April 2007, Energy Corp. contributed approximately $20 million to its pension plan, of which approximately $15.3 million was allocated to the Company. Energy Corp. currently expects to contribute an additional $30 million to its pension plan during the remainder of 2007. Any expected contributions to the pension plan during 2007 are discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Adoption of FIN No. 48

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an amendment of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $3.8 million increase in the accrued interest liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The balance of uncertain tax positions at January 1, 2007 consisted of approximately $171.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see Note 5 of Notes to Financial Statements for a further discussion).

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

Issuance of Long-Term Debt

The Company expects to issue long-term debt during the third quarter of 2007 to fund capital expenditures for its Centennial wind farm.

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. In December 2006, Energy Corp. and the Company increased their aggregate available borrowing capacity under their revolving credit agreements from $750.0 million to $1.0 billion, $600 million for Energy Corp. and $400 million for the Company. Also, the Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2007 and ending December 31, 2008. See Note 7 of Notes to Condensed Financial Statements for a discussion of Energy Corp.’s and the Company’s short-term debt activity.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material affect on the Company’s Condensed Financial Statements particularly as they relate to pension expense. However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with Energy Corp.’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2006.

Accounting Pronouncements

See Notes 2 and 3 of Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements that are applicable to the Company.

Electric Competition; Regulation

The Company has been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although retail restructuring efforts in Oklahoma and Arkansas have been postponed for the time being, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on the Company due to an impairment of assets, a loss of retail customers, lower profit margins and/or increased costs of capital. Any such restructuring also could have a significant impact on the Company’s financial position, results of operations and cash flows. The Company cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on the Company’s financial position, results of operations or cash flows. The Company believes that the prices for electricity and the quality and reliability of the Company’s service currently place us in a position to compete effectively in the energy market. These developments at the state level are described in more detail in Note 10 of Notes to Condensed Financial Statements. The Company is also subject to competition in various degrees from state-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. The Company has a franchise to serve in more than 270 towns and cities throughout its service territory.

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 9 and 10 of Notes to Condensed Financial Statements in this Form 10-Q and Notes 13 and 14 of Notes to Condensed Financial Statements and Item 3 of Part I of the Form 10-K for the year ended December 31, 2006 for a discussion of the Company’s commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s Form 10-K for the year ended December 31, 2006 for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 9 and 10 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

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

The plaintiff filed over 70 other cases naming over 300 other defendants in various Federal Courts across the country containing nearly identical allegations. The Multidistrict Litigation Panel entered its order in late 1999 transferring and consolidating for pretrial purposes approximately 76 other similar actions filed in nine other Federal Courts. The consolidated cases are now before the United States District Court for the District of Wyoming.

In October 2002, the court granted the Department of Justice’s motion to dismiss certain of the plaintiff’s claims and issued an order dismissing the plaintiff’s valuation claims against all defendants. Various procedural motions have been filed. A hearing on the defendants’ motions to dismiss for lack of subject matter jurisdiction, including public disclosure, original source and voluntary disclosure requirements was held in 2005 and the special master ruled that the Company and all Enogex parties named in these proceedings should be dismissed. This ruling was appealed to the District Court of Wyoming.

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. The defendants also filed for other legal costs on December 18, 2006. A hearing on these motions was held on April 24, 2007, at which time the judge in this matter took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

Item 1A. Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s Form 10-K for the year ended December 31, 2006.

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

May 2, 2007