Form 10-Q
period 2007-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2007-08-02
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

At June 30, 2007, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

i

FORWARD-LOOKING STATEMENTS

Except for the historical statements  contained herein, certain of the matters  discussed  in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	general economic conditions, including the availability of credit, actions of rating agencies and their impact on capital expenditures;
•	Oklahoma Gas and Electric Company’s (the “Company”), a wholly owned subsidiary of OGE Energy Corp. (“Energy Corp.”), and Energy Corp.’s ability to obtain financing on favorable terms;
•	prices and availability of electricity, coal and natural gas;
•	business conditions in the energy industry;
•	competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company;
•	unusual weather;
•	availability and prices of raw materials for current and future construction projects;
•

federal or state legislation and regulatory decisions (including the approval of regulatory filings with the Oklahoma Corporation Commission (“OCC”) or the Arkansas Public Service Commission (“APSC”) related to its proposed construction of a new power plant and a related lawsuit) and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company’s markets;

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
•

other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including Risk Factors and Exhibit 99.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

OPERATING REVENUES	$ 429.9	$ 444.7	$ 770.6	$ 818.7

COST OF GOODS SOLD (exclusive of depreciation shown below)	237.3	229.6	437.2	467.3
Gross margin on revenues	192.6	215.1	333.4	351.4
Other operation and maintenance	78.1	80.0	152.3	159.7
Depreciation	34.6	33.2	70.0	66.3
Taxes other than income	13.3	13.1	28.5	26.8

OPERATING INCOME	66.6	88.8	82.6	98.6

OTHER INCOME (EXPENSE)
Interest income	---	0.4	---	1.4
Allowance for equity funds used during construction	0.4	0.2	0.4	0.2
Other income (loss)	1.4	(0.3)	2.7	(0.2)
Other expense	(1.2)	(7.7)	(1.8)	(8.7)
Net other income (expense)	0.6	(7.4)	1.3	(7.3)

INTEREST EXPENSE
Interest on long-term debt	12.8	12.7	25.5	24.9
Allowance for borrowed funds used during construction	(0.8)	(1.5)	(1.4)	(2.5)
Interest on short-term debt and other interest charges	4.5	0.3	8.0	2.8
Interest expense	16.5	11.5	32.1	25.2

INCOME BEFORE TAXES	50.7	69.9	51.8	66.1

INCOME TAX EXPENSE	15.6	25.9	14.8	23.2

NET INCOME	$ 35.1	$ 44.0	$ 37.0	$ 42.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 0.3	$ ---
Accounts receivable, less reserve of $2.9 and $3.3, respectively	133.8	138.2
Accrued unbilled revenues	53.6	39.7
Fuel inventories, at LIFO cost	35.9	29.7
Materials and supplies, at average cost	63.4	54.9
Price risk management	---	0.9
Accumulated deferred tax assets	11.9	9.0
Prepayments	2.1	4.3
Other	3.6	5.2
Total current assets	304.6	281.9

OTHER PROPERTY AND INVESTMENTS, at cost	3.3	3.3

PROPERTY, PLANT AND EQUIPMENT
In service	5,212.3	4,977.2
Construction work in progress	87.1	177.2
Total property, plant and equipment	5,299.4	5,154.4
Less accumulated depreciation	2,203.6	2,175.3
Net property, plant and equipment	3,095.8	2,979.1

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	16.5	31.1
Regulatory asset - SFAS 158	219.9	231.1
McClain Plant deferred expenses	15.5	18.7
Unamortized loss on reacquired debt	19.5	20.1
Unamortized debt issuance costs	6.7	6.9
Other	14.9	17.5
Total deferred charges and other assets	293.0	325.4

TOTAL ASSETS	$ 3,696.7	$ 3,589.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2007	2006

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Short-term debt	$ 0.3	$ ---
Accounts payable - affiliates	9.1	5.2
Accounts payable - other	106.5	95.2
Advances from parent	199.8	102.1
Customer deposits	53.0	50.9
Accrued taxes	24.1	24.1
Accrued interest	29.9	22.1
Accrued compensation	20.0	24.2
Long-term debt due within one year	0.1	---
Gas imbalances	0.1	---
Fuel clause over recoveries	103.2	96.3
Other	19.8	14.0
Total current liabilities	565.9	434.1

LONG-TERM DEBT	843.3	843.3

COMMITMENTS AND CONTINGENCIES (NOTE 9)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	145.2	173.1
Accumulated deferred income taxes	637.5	644.0
Accumulated deferred investment tax credits	24.4	26.8
Accrued removal obligations, net	137.3	125.5
Other	19.5	20.9
Total deferred credits and other liabilities	963.9	990.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.4	665.4
Retained earnings	658.2	656.0
Accumulated other comprehensive income, net of tax	---	0.6
Total stockholder’s equity	1,323.6	1,322.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 3,696.7	$ 3,589.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 37.0	$ 42.9
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	70.0	66.3
Deferred income taxes and investment tax credits, net	5.9	10.0
Allowance for equity funds used during construction	(0.4)	(0.2)
Loss on retirement of fixed assets	0.8	6.8
Price risk management assets	0.9	0.1
Price risk management liabilities	---	(0.1)
Other assets	13.6	(31.8)
Other liabilities	(33.3)	(2.7)
Change in certain current assets and liabilities
Accounts receivable, net	4.4	(27.9)
Accrued unbilled revenues	(13.9)	(21.0)
Fuel, materials and supplies inventories	(14.7)	(7.4)
Gas imbalance asset	---	(0.1)
Fuel clause under recoveries	---	92.3
Other current assets	3.8	11.5
Accounts payable	11.3	(38.7)
Accounts payable - affiliates	3.9	(0.8)
Income taxes payable - affiliates	26.0	35.4
Customer deposits	2.1	1.8
Accrued taxes	---	0.5
Accrued interest	1.6	5.6
Accrued compensation	(4.2)	(0.7)
Gas imbalance liability	0.1	(0.2)
Fuel clause over recoveries	6.9	45.4
Other current liabilities	5.8	(4.6)
Net Cash Provided from Operating Activities	127.6	182.4

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)	(169.0)	(207.2)
Proceeds from sale of assets	0.7	0.6
Net Cash Used in Investing Activities	(168.3)	(206.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	---	217.5
Increase (decrease) in short-term debt, net	62.0	(154.3)
Dividends paid on common stock	(21.0)	(39.0)
Net Cash Provided from Financing Activities	41.0	24.2

NET INCREASE IN CASH AND CASH EQUIVALENTS	0.3	---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0.3	$ ---

          The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

The Company generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company is subject to regulation by the OCC, the APSC and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly owned subsidiary of Energy Corp., which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2007 and December 31, 2006, the results of its operations for the three and six months ended June 30, 2007 and 2006, and the results of its cash flows for the six months ended June 30, 2007 and 2006, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial  Statements and Notes thereto  included in the  Company’s 2006 Form 10-K.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2007	2006
Regulatory Assets
Regulatory asset - SFAS 158	$ 219.9	$ 231.1
Unamortized loss on reacquired debt	19.5	20.1
Income taxes recoverable from customers, net	16.5	31.1
McClain Plant deferred expenses	15.5	18.7
Pension plan expenses	12.2	14.7
Cogeneration credit rider under recovery	---	3.1
Miscellaneous	1.8	0.4
Total Regulatory Assets	$ 285.4	$ 319.2

Regulatory Liabilities
Accrued removal obligations, net	$ 137.3	$ 125.5
Fuel clause over recoveries	103.2	96.3
Cogeneration credit rider over recovery	2.7	---
Deferred gain on sale of assets	2.0	2.7
Miscellaneous	1.3	---
Total Regulatory Liabilities	$ 246.5	$ 224.5

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

Related Party Transactions

Energy Corp. allocated operating costs to the Company of approximately $21.6 million and $20.7 million during the three months ended June 30, 2007 and 2006, respectively, and allocated approximately $44.6 million and $44.4 million during the six months ended June 30, 2007 and 2006, respectively. Energy Corp. allocates operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries. Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits. Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. Energy Corp. adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. Energy Corp. believes this method provides a reasonable basis for allocating common expenses.

During each of the three month periods ended June 30, 2007 and 2006, the Company paid its affiliate, Enogex Inc. and its subsidiaries (“Enogex”), approximately $8.7 million for transporting gas to the Company’s natural gas-fired generation facilities. During the six months ended June 30, 2007 and 2006, the Company paid Enogex approximately $17.3 million and $17.4 million, respectively, for transporting gas to the Company’s natural gas-fired generation facilities. During the three months ended June 30, 2007 and 2006, the Company paid Enogex approximately $3.2 million and $3.1 million, respectively, for natural gas storage services. During each of the six month periods ended June 30, 2007 and 2006, the Company paid Enogex approximately $6.3 million for natural gas storage services. During the three months ended June 30, 2007 and 2006, the Company also recorded natural gas purchases from Enogex of approximately $14.6 million and $15.5 million, respectively. During the six months ended June 30, 2007 and 2006, the Company also recorded natural gas purchases from Enogex of approximately $19.9 million and $30.8 million, respectively. Approximately $9.3 million and $5.4 million were recorded at June 30, 2007 and December 31, 2006, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

During the three and six months ended June 30, 2007 and 2006, the Company made no advances to Energy Corp.

During the three months ended June 30, 2007 and 2006, the Company recorded interest expense of approximately $1.4 million and $0.8 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. During the six months ended June 30, 2007 and 2006, the Company recorded interest expense of approximately $2.3 million and $1.7 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

During the six months ended June 30, 2007 and 2006, the Company paid approximately $21.0 million and $39.0 million in dividends to Energy Corp.

Reclassifications

Certain prior year amounts have been reclassified on the Condensed Financial Statements to conform to the 2007 presentation.

2.	Accounting Pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits all entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision about whether to elect the fair value option is applied instrument by instrument, is irrevocable unless a new election date occurs and is applied only to an entire instrument and not to only specified risks, specific cash flows or portions of that instrument. A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” The Company has decided that it will not adopt the provisions of this new standard.

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

Effective January 1, 2006, Energy Corp. adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 included: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the fair value calculated in accordance with the provisions of SFAS No. 123(R); and (ii) compensation cost for all share-based payments granted in the first quarter of 2006 based on the fair value calculated in accordance with the provisions of SFAS No. 123(R).

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) during the three months ended March 31, 2006 related to its portion of  Energy Corp.’s share-based payments.  Also, as a result of adopting  SFAS No. 123(R), the Company recorded a cumulative effect adjustment of approximately $0.1 million pre-tax (less than $0.1 million after tax) on January 1, 2006 for outstanding non-vested share-based compensation grants at December 31, 2005. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Statement of Income. The Company recorded compensation expense of approximately $0.4 million pre-tax ($0.3 million after tax) during the three months ended June 30, 2006 related to its portion of Energy Corp.’s share-based payments. The Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) and approximately $0.4 million pre-tax ($0.2 million after tax), respectively, during the three and six months ended June 30, 2007 related to its portion of Energy Corp.’s share-based payments.

Energy Corp. issues new shares to satisfy stock option exercises. During the three months ended June 30, 2007, there were 10,800 shares of new common stock issued pursuant to Energy Corp.’s Plans related to exercised stock options, of which none related to the Company’s employees. During the six months ended June 30, 2007, there were 297,139 shares of new common stock issued pursuant to Energy Corp.’s Plans related to exercised stock options, of which 55,568 related to the Company’s employees. Energy Corp. received approximately $0.2 million and $4.2 million during the three months ended June

30, 2007 and 2006, respectively, related to exercised stock options. Energy Corp. received approximately $7.1 million and $6.1 million during the six months ended June 30, 2007 and 2006, respectively, related to exercised stock options.

4.	Accumulated Other Comprehensive Income (Loss)

The components of total comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Net income	$ 35.1	$ 44.0	$ 37.0	$ 42.9
Other comprehensive income, net of tax:
Deferred hedging losses, net of tax	---	---	(0.6)	---
Total comprehensive income	$ 35.1	$ 44.0	$ 36.4	$ 42.9

Accumulated other comprehensive income at December 31, 2006 included after-tax hedging gains of approximately $0.6 million ($1.0 million pre-tax). There was not an accumulated other comprehensive income balance at June 30, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.7	2.4	1.7	2.4
Amortization of net unfunded deferred taxes	1.4	2.4	1.4	2.4
Federal renewable energy credit (A)	(3.7)	---	(3.7)	---
Federal investment tax credits, net	(2.4)	(1.8)	(4.6)	(3.8)
Medicare Part D subsidy	(0.8)	(0.9)	(0.8)	(0.9)
Other	(0.4)	---	(0.4)	---
Effective income tax rate as reported	30.8%	37.1%	28.6%	35.1%

(A) These are credits the Company began earning associated with the production from its 120 megawatt (“MW”) wind farm in northwestern Oklahoma (“Centennial”) that was placed in service during January 2007.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001. During 2005, new guidelines were issued by the Internal Revenue Service (“IRS”) related to the change in the method of accounting used to capitalize costs for self-construction discussed above. Energy Corp.’s current IRS examination process for years 2002 and 2003, which was completed in the second quarter of 2006, identified this change in method of accounting as an issue under examination. As a result of their examination, the IRS disagreed with the change the

Company made in 2002 and determined that the Company should change its tax method of accounting for the capitalization of costs for self-constructed assets to another method prescribed in the Income Tax regulations. Energy Corp. filed a formal protest with the IRS on July 21, 2006 (related to the 2002 and 2003 examination) requesting a hearing with the IRS to review the IRS’s determination that the tax accounting method the Company elected in 2002 was not appropriate. On August 17, 2006, Energy Corp. made a deposit with the IRS in anticipation that a portion of prior year deductions will be disallowed. During the first quarter of 2007, the IRS concluded its examination of the 2004 tax year and proposed significant adjustments related to the same method of accounting issue as the previous two years. Energy Corp. continues to disagree with the adjustments and filed a separate protest on April 2, 2007 related to the 2004 tax year. The impact of this matter on future cash flows is uncertain but could be material. The Company cannot predict either the final outcome or the timing of the resolution of this matter.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $3.8 million increase in the accrued interest liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The balance of uncertain tax positions at January 1, 2007 consisted of approximately $171.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see discussion of the tax method of accounting for the capitalization of costs for self-constructed assets above). Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and recognizes penalties in operating and maintenance expense. During each of the three month periods ended June 30, 2007 and 2006, the Company recorded approximately $0.8 million in interest. During each of the six month periods ended June 30, 2007 and 2006, the Company recorded approximately $1.6 million in interest. At June 30, 2007 and December 31, 2006, respectively, the Company had approximately $11.3 million and $3.5 million of accrued interest, an increase of approximately $7.8 million. This increase was primarily due to an additional interest accrual of approximately $6.2 million in accordance with FIN No. 48 related to the tax method of accounting for the capitalization of costs for self-constructed assets.

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

At June 30, 2007, the Company was in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

The Company’s $125.0 million principal amount 6.65 percent Senior Notes (“Senior Notes”) due July 15, 2027, were repayable on July 15, 2007, at the option of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to July 15, 2007. Only holders who submitted requests for repayment between May 15, 2007 and June 15, 2007 were entitled to such repayments. In June 2007, the Company received a request for repayment of approximately $50,000 of the Senior Notes, which is classified as long-term due within one year debt at June 30, 2007. This amount was subsequently paid on July 15, 2007. The remaining portion of the Senior Notes is classified as long-term debt at June 30, 2007.

The Company has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
3.57% - 4.00%	Garfield Industrial Authority, January 1, 2025	$ 47.0
3.45% - 3.92%	Muskogee Industrial Authority, January 1, 2025	32.4
3.46% - 4.02%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$ 135.4

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

The short-term debt balance was approximately $0.3 million at June 30, 2007. There was no short-term debt outstanding at December 31, 2006. At June 30, 2007 and December 31, 2006, the Company had approximately $199.8 million and $102.1 million, respectively, in outstanding advances from Energy Corp. The following table shows Energy Corp.’s and the Company’s revolving credit agreements and available cash at June 30, 2007.

Revolving Credit Agreements and Available Cash (In millions)
	Amount	Amount	Weighted-Average
Entity	Available	Outstanding	Interest Rate	Maturity
Energy Corp. (A)	$ 600.0	$ 68.0	5.4725	December 6, 2011 (C)
The Company (B)	400.0	---	---	December 6, 2011 (C)
	1,000.0	68.0	5.4725
Cash	0.3	N/A	N/A	N/A
Total	$ 1,000.3	$ 68.0	5.4725

(A) This bank facility is available to back up Energy Corp.’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2007, there was approximately $68.0 million in outstanding commercial paper borrowings.

(B) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. At June 30, 2007, the Company had outstanding approximately $3.1 million supporting letters of credit and no commercial paper borrowings.

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

8.	Retirement Plans and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to: (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity; and (ii) measure the fair value of the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements were effective for the year ended December 31, 2006 for the Company. The requirement to measure plan assets and benefit obligations at fair value in accordance with SFAS No. 157 as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 also requires additional disclosures for defined benefit pension plans and other defined benefit postretirement plans.

The details of net periodic benefit cost of the pension plan (including the restoration of retirement income plan) and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan and
	Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost	$ 3.5	$ 3.4	$ 6.9	$ 6.7
Interest cost	6.4	6.2	12.8	12.4
Return on plan assets	(8.6)	(7.6)	(17.2)	(15.2)
Amortization of net loss	2.1	3.4	4.2	6.7
Amortization of recognized prior service cost	1.1	1.1	2.3	2.3
Net periodic benefit cost (A)	$ 4.5	$ 6.5	$ 9.0	$ 12.9

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Service cost	$ 0.6	$ 0.6	$ 1.3	$ 1.3
Interest cost	2.6	2.5	5.2	5.0
Return on plan assets	(1.5)	(1.3)	(2.9)	(2.7)
Amortization of transition obligation	0.7	0.7	1.3	1.3
Amortization of net loss	1.4	1.8	2.7	3.7
Amortization of recognized prior service cost	0.4	0.3	0.8	0.7
Net periodic benefit cost	$ 4.2	$ 4.6	$ 8.4	$ 9.3

(A) In addition to the $9.0 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the six months ended June 30, 2007, the Company also recognized an expense of approximately $2.5 million related to the change in the regulatory asset identified as Pension Plan Expenses in Note 1.

Pension Plan Funding

Energy Corp. previously disclosed in its 2006 Form 10-K that it may contribute up to $50 million to its pension plan during 2007, of which approximately $38.3 million is expected to be allocated to the Company. In the second quarter of 2007, Energy Corp. contributed approximately $40 million to its pension plan, of which approximately $30.6 million was allocated to the Company. Energy Corp. currently expects to contribute an additional $10 million to its pension plan during the remainder of 2007. Any additional expected contributions to the pension plan during 2007 are discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

9.	Commitments and Contingencies

Except as set forth below and in Note 10, the circumstances set forth in Notes 13 and 14 to the Company’s Financial Statements included in the Company’s 2006 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Purchased Power

On November 1, 2006, the Company issued a request for proposal (“RFP”) for energy purchases for the summer of 2007 and signed a purchase contract for these purchases in April 2007. Because it is for a period of less than one year, the contract is not subject to the OCC’s 2006 competitive procurement rules. In March 2007, the Company issued an RFP for capacity and/or firm energy purchases for the summer periods of 2008 through 2010. Completion of the process is expected in August 2007 and is subject to review by the OCC.

Natural Gas Measurement Cases

United States of America ex rel., Jack J. Grynberg v. Enogex Inc., Enogex Services Corporation and the Company. (United States District Court for the Western District of Oklahoma, Case No. CIV-97-1010-L.) United States of America ex rel., Jack J. Grynberg v. Transok Inc. et al. (United States District Court for the Eastern District of Louisiana, Case No. 97-2089; United States District Court for the Western District of Oklahoma, Case No. 97-1009M.). On June 15, 1999, the Company was

served with the plaintiff’s complaint, which is a qui tam action under the False Claims Act. Plaintiff Jack J. Grynberg, as individual relator on behalf of the United States Government, alleges:  (i) each of the named defendants have improperly or intentionally mismeasured gas (both volume and British thermal unit content) purchased from federal and Indian lands which have resulted in the under-reporting and underpayment of gas royalties owed to the United States Government; (ii) certain provisions generally found in gas purchase contracts are improper; (iii) transactions by affiliated companies are not arms-length; (iv) excess processing cost deduction; and (v) failure to account for production separated out as a result of gas processing. Grynberg seeks the following damages:  (a) additional royalties which he claims should have been paid to the United States Government, some percentage of which Grynberg, as relator, may be entitled to recover; (b) treble damages; (c) civil penalties; (d) an order requiring defendants to measure the way Grynberg contends is the better way to do so; and (e) interest, costs and attorneys’ fees.

In qui tam actions, the United States Government can intervene and take over such actions from the relator. The Department of Justice, on behalf of the United States Government, decided not to intervene in this action.

The plaintiff filed over 70 other cases naming over 300 other defendants in various Federal courts across the country containing nearly identical allegations. The Multi-District Litigation Panel entered its order in late 1999 transferring and consolidating for pretrial purposes approximately 76 other similar actions filed in nine other Federal courts. The consolidated cases are now before the United States District Court for the District of Wyoming.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. The defendants also filed for other legal costs on December 18, 2006. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

Will Price, et al. v. El Paso Natural Gas Co., et al. (Price I). On September 24, 1999, various subsidiaries of Energy Corp. were served with a class action petition filed in the District Court of Stevens County, Kansas by Quinque Operating Company and other named plaintiffs alleging the mismeasurement of natural gas on non-federal lands. On April 10, 2003, the court entered an order denying class certification. On May 12, 2003, the plaintiffs (now Will Price, Stixon Petroleum, Inc., Thomas F. Boles and the Cooper Clark Foundation, on behalf of themselves and other royalty interest owners) filed a motion seeking to file an amended class action petition, and the court granted the motion on July 28, 2003. In its amended petition, referred to as the Fourth Amended Petition, the Company and Enogex Inc. were omitted from the case but two of Enogex’s subsidiaries remained as defendants. The plaintiffs’ Fourth Amended Petition seeks class certification and alleges that approximately 60 defendants, including two of Enogex’s subsidiaries, have improperly measured the volume of natural gas. The Fourth Amended Petition asserts theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment. In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion. The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest. The plaintiffs also reserved the right to seek punitive damages.

Discovery was conducted on the class certification issues, and the parties fully briefed these same issues. A hearing on class certification issues was held April 1, 2005.

In May 2006, the court heard oral argument on a motion to intervene filed by Colorado Consumers Legal Foundation, which is claiming entitlement to participate in the putative class action. The court has not yet ruled on the motion to intervene.

On July 2, 2007, the court ordered the plaintiffs and defendants to file proposed findings of facts and conclusions of law on class certification by July 31, 2007. On July 31, 2007, the two subsidiaries of Enogex filed their proposed findings of fact and conclusions of law regarding conflict of law issues and the coordinated defendants filed their proposed findings of facts and conclusions of law on class certification.

Energy Corp. intends to vigorously defend this action. At this time, Energy Corp. is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to Energy Corp.

Calpine Corporation Bankruptcy

Calpine Corporation, Calpine Energy Services, L.P., and several other affiliates (collectively “Calpine”) voluntarily filed for Chapter 11 bankruptcy protection from creditors on December 20, 2005 (Case No. 05-60200 (BRL)) in the United States Bankruptcy Court, Southern District of New York. A Calpine-owned power generation plant in Oklahoma is contractually obligated to provide capacity and energy to the Company. The Calpine plant also pays, through the Southwest Power Pool (“SPP”), for transmission services provided to the Company. The Company expects both arrangements to remain in effect; however, whether Calpine in its bankruptcy proceedings will ultimately reject these agreements with the Company is unknown.

Environmental Laws and Regulations

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. On May 31, 2006, the EPA issued a ruling which amended and clarified minor portions of the CAMR. The CAMR is currently subject to legal challenges. The CAMR requires reductions in mercury in two phases, Phase I beginning in 2010 and Phase II beginning in 2018. The CAMR includes a cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that the Company will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR requires each state to adopt the requirements of the federal rule into a state implementation plan. However, the CAMR does not preclude states from developing more stringent mercury reduction requirements. The state of Oklahoma has proposed to incorporate the EPA’s CAMR, along with the proposed mercury allowance allocations, into the state implementation program. The Company is currently participating in the state rulemaking process and anticipates the rulemaking to be completed in 2008. The proposed Oklahoma rule was delayed due to public objection to the proposed rule and uncertainty about the outcome of ongoing litigation of the CAMR at the federal level. Because rulemaking is in progress, the cost to install any mercury controls is uncertain at this time but is expected to be significant to meet Phase II requirements in 2018. The CAMR and the proposed state implementation plan will also require continuous monitoring of mercury emissions from the Company’s coal-fired boilers beginning in 2009. The cost of the monitoring equipment is estimated at approximately $6.0 million, which is expected to be incurred during years 2007 and 2008. However, the cost to comply with the CAMR monitoring requirements will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

On June 15, 2005, the EPA issued final amendments to its 1999 regional haze rule. These regulations are intended to protect visibility in national parks and wilderness areas (“Class I areas”) throughout the United States. In Oklahoma, the Wichita Mountains are the only area covered under the regulation. However, Oklahoma’s impact on parks in other states must also be evaluated. Sulfates and nitrate aerosols (both emitted from coal-fired boilers) can lead to the degradation of visibility. The state of Oklahoma has joined with eight other central states to address these visibility impacts.

In September 2005, the Oklahoma Department of Environmental Quality (“ODEQ”) informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in Federal Class I areas. Affected utilities are those which have “Best Available Retrofit Technology (“BART”) eligible sources” (sources built between 1962 and 1977). For the Company, these include various generating units at various generating stations. Regulations, however, allow an owner or operator of a BART-eligible source to request and obtain a waiver from BART if modeling shows no significant impact on visibility in nearby Class I areas. Based on this modeling, the ODEQ made a preliminary determination to accept an application for a waiver for the Horseshoe Lake generating station. The Horseshoe Lake waiver is expected to be included in the ODEQ state implementation plan that must be submitted for the EPA approval by December 17, 2007. It is not known whether approval for the state implementation plan will be granted by the EPA.

The modeling did not support waivers for the affected units at the Seminole, Muskogee and Sooner generating stations. The Company submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of nitrogen oxide (“NOX”) controls on all three units. At the same time, the Company submitted a determination to the ODEQ that an alternative compliance plan for the affected units at the Muskogee and Sooner power plants will achieve overall greater visibility improvement than BART in the affected Class I areas and the alternative plan extends the timeline for compliance to 2018. The estimated cost for this alternative plan and BART compliance plan for the Seminole power plant is approximately $470 million. The alternative compliance plan includes installing semi-dry scrubbers on three of four affected coal units and low NOX burner equipment on all four coal units. This alternative plan is subject to approval by the ODEQ and the EPA. The Company has no guarantee that its alternative compliance plan will be approved. The Company plans to spend approximately $0.2 million during

2007 related to the regional haze project. The cost to comply with the regional haze regulations could increase or decrease substantially based on the interpretation of the requirements by the ODEQ and the EPA, the availability of alternative control measures to achieve more cost effective visibility improvements, the availability of materials, labor force and the specific design criteria for the Company’s generating units. The Company expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company’s retail customers under House Bill 1910, which was enacted into law in May 2005.

With respect to the NOX regulations of the acid rain program, the Company committed to meeting a 0.45 lbs/million British thermal unit (“MMBtu”) NOX emission level in 1997 on all coal-fired boilers. As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008. The Company’s average NOX emissions from its coal-fired boilers for 2006 were approximately 0.33 lbs/MMBtu. The regulations require that the Company achieve a NOX emission level of 0.40 lbs/MMBtu for these boilers beginning in 2008. It is expected that NOX emissions will be further reduced to 0.15 lbs/MMBtu by 2016 if the regional haze compliance plan discussed above is approved by the EPA. Further reductions in NOX emissions could be required if the ODEQ determines that such NOX emissions are impacting the air quality of the Tulsa or Oklahoma City metropolitan areas, or if Oklahoma becomes non-attainment with the fine particulate standard. Any of these scenarios would likely require significant capital and operating expenditures.

Currently, the EPA has designated Oklahoma “in attainment” with the ambient standard for ozone. However, future elevated readings could lead to redefinition of these areas as non-attainment. Both Tulsa and Oklahoma City have entered into an “Early Action Compact” with the EPA whereby voluntary measures are required to be enacted to reduce ozone. This compact expires in December 2007. However, the EPA has proposed continuation through a similar program called Ozone Flex, in which both Oklahoma City and Tulsa are expected to participate. Currently, the EPA is reevaluating the current ozone standard and proposed further reductions in the ambient standard on June 20, 2007. The Company cannot predict the final outcome of this evaluation or its timing or affect on the Company’s operations.

Water

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. The Company has engaged a consultant who has developed the required documentation for four Company facilities. These documents were submitted to the state agency on December 7, 2005 for review and approval. The Company has also provided the state of Oklahoma with information and requests that, if approved by the state, may reduce the impact of the Section 316(b) rules on the Company because the Company’s position, if approved, would not require three of the four Company facilities to comply with the Section 316(b) rules. On January 25, 2007, a federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA. On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities should be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. It is not clear what changes, if any, the EPA will ultimately make to the rules or how those changes may affect the Company. Depending on the ultimate analysis and final determinations regarding the Section 316(b) rules, capital and/or operating costs may increase at any affected Company generating facility.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. When appropriate, management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as otherwise stated above, in Note 10 below, in Item 1 of Part II of this Form 10-Q, in Notes 13 and 14 of Notes to the Company’s Financial Statements included in the Company’s 2006 Form 10-K and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 14 to the Company’s Financial Statements included in the Company’s 2006 Form 10-K appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

OCC Order Confirming Savings / Acquisition of Power Plant

The 2002 agreed-upon settlement of a Company rate case (“2002 Settlement Agreement”) required that, if the Company did not acquire electric generation of not less than 400 MW (“New Generation”) by December 31, 2003, the Company must credit $25.0 million annually (at a rate of 1/12 of $25.0 million per month for each month that the New Generation is not in place) to its Oklahoma customers beginning January 1, 2004 and continuing through December 31, 2006. In August 2003, the Company signed an agreement to purchase a 77 percent interest in the 520 MW natural gas-fired combined cycle NRG McClain Station (“McClain Plant”), but due to a delay at the FERC, the acquisition was not completed by December 31, 2003. In the interim, the Company entered into a power purchase agreement with the McClain Plant that delivered the savings guaranteed to the Company’s customers. The Company requested that the OCC confirm that the steps it had taken, including the power purchase agreement, were satisfying the customer savings obligation under the 2002 Settlement Agreement and that the Company would not be required to begin crediting its customers. On April 28, 2004, the OCC issued an order confirming that the Company was delivering savings to its customers as required under the 2002 Settlement Agreement. The order removed any uncertainty over whether the OCC believed the Company had to reduce its rates, effective January 1, 2004, while it awaited action by the FERC on its application to purchase the McClain Plant. A party to the OCC proceeding appealed the OCC’s order to the Oklahoma Supreme Court. The appeal was denied and the OCC order is considered final.

On July 9, 2004, the Company completed the acquisition of a 77 percent interest in the McClain Plant. This transaction was intended to satisfy the requirement in the 2002 Settlement Agreement to acquire New Generation.

On June 7, 2007, the Company filed an application with the OCC supporting its compliance with the 2002 Settlement Agreement in which the Company stated that the acquisition of the McClain Plant provided savings to its Oklahoma customers in excess of $177 million over the three-year period of January 1, 2004 through December 31, 2006. In the event the OCC concludes that the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will be required to credit its Oklahoma customers any unrealized savings below $75.0 million. The Company expects the OCC to issue an order by the end of 2007 in this matter.

Security Enhancements

On April 8, 2002, the Company filed a joint application with the OCC Staff requesting approval for security investments and a rider to recover these costs from the ratepayers. On October 28, 2004, all parties signed a joint stipulation that contains the OCC Staff’s recommendations and authorizes up to a $5 million annual recovery from the Company’s customers for security enhancement. On December 21, 2004, the OCC issued an order approving the stipulation, which included a security rider. The Company implemented the security rider with the first billing period in July 2006 and began charging the Company’s Oklahoma customers approximately $2.4 million annually. The OCC authorized tariff provides that the security rider may be updated quarterly. In December 2006, the Company updated the security rider to recover approximately $2.9 million annually beginning with the first billing cycle in January 2007. The Company also filed an application with the OCC on December 15, 2006 to amend its security plan to seek approval of approximately $7.6 million of cost increases related to the expanded scope of previously authorized projects and approximately $10.9 million for new security projects with an associated annual revenue requirement of approximately $2.7 million. On May 16, 2007, a settlement agreement was reached with the parties in this matter recommending approximately $17.6 million of security capital expenditures and the associated revenue requirement of approximately $2.6 million. On May 30, 2007, the administrative law judge recommended approval of the settlement agreement. On June 26, 2007, the OCC issued an order which approved the settlement agreement with new rates being implemented during the first billing cycle of July 2007.

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2005

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year. In October 2006, the OCC Staff filed an application for a review of the Company’s 2005 fuel adjustment clause. On July 12, 2007, the OCC Staff filed testimony that the Company was in compliance with its authorized fuel adjustment clause for calendar year 2005. A hearing is scheduled for August 23, 2007.

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

Wind Power Filing

In January 2007, the Company’s 120 MW Centennial wind farm was fully in service. From January 1, 2007 through June 30, 2007, the Company spent approximately $29.4 million related to the Centennial wind farm for total expenditures in 2006 and 2007 of approximately $200.5 million. The OCC previously issued its order approving a settlement agreement relating to the Centennial wind power contract and authorizing a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that the Company shall file for a general rate review during 2009 that will permit the OCC to issue an order no later than December 31, 2009 placing the Centennial wind farm in the Company’s rate base. Pursuant to the settlement agreement, the Company sent notice to the OCC on January 17, 2007 informing the OCC that the Centennial wind farm was operational, triggering the recovery rider for the first billing cycle in February 2007. The recovery rider is designed to recover the lower of a capped or actual revenue requirement including a return on equity of 10.75 percent. The Company expects the recovery rider to remain in effect through late 2009. Also, the recent rate order from the APSC discussed below allows for the recovery of the portion of the Centennial wind farm allocable to the Company’s customers in Arkansas.

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

Pending Regulatory Matters

Proposed Construction of Power Plant

On July 18, 2006, Energy Corp. announced plans for the Company to partner with American Electric Power’s subsidiary, Public Service Company of Oklahoma (“PSO”), and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 MW coal unit at the Company’s existing Sooner plant location near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of the Company’s successful bid in PSO’s December 2005 request for proposals in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO. The unit, to be called Red Rock, is expected to be one of the cleanest burning coal units of its size and will use low sulfur coal from the Powder River Basin, which is located near Gillette, Wyoming. The Company will operate the facility and expects to spend approximately $760 million in construction costs related to its 42 percent ownership percentage in the project and approximately $30 million in transmission costs for the project. PSO will own 50 percent and the OMPA will own eight percent. On December 1, 2006, the Company submitted an application to the ODEQ for an air permit for the Red Rock plant. The Company is seeking to have the air permit approved by the ODEQ by November 1, 2007. The Company expects construction to begin in late 2007 or early 2008 and is targeting the completion of the power plant in 2012. The Company filed an application with the OCC on January 17, 2007 asking the OCC to find that its portion of the construction costs are prudent and that a recovery mechanism should be established to recover the Company’s overall cost of capital on the investment during the construction period. The OCC rules provide that the OCC has up to 240 days to issue an order determining the Company’s pre-approval request; however, the Company’s application requested that the OCC issue an order by July 20, 2007. On March 1, 2007, the OCC issued an order consolidating the Company’s application with two applications by PSO which seek pre-approval of proposed generation facilities, including PSO’s portion of Red Rock. The OCC order also adopted a procedural schedule which includes a hearing on the consolidated applications that commenced in July 2007. The Company subsequently advised the OCC that it was now requesting an order before September 15, 2007. Absent a settlement, the earliest the Company expects an order from the OCC is September 2007. The project is contingent upon numerous factors, including the successful completion of contract negotiations and the necessary regulatory and environmental approvals. Under the construction, ownership and operating agreement between the Company, PSO and the OMPA, the parties could incur up to $60 million (of which approximately $25 million would be borne by the Company) prior to the receipt of acceptable regulatory approvals and permits. If such approvals and permits were not obtained and the Red Rock project was abandoned, the Company can provide no assurance that these expenditures incurred by the Company would be recoverable in future rates. As of June 30, 2007, the Company has incurred approximately $6.1 million of capitalized costs associated with the Red Rock project.

On June 8, 2007, Chesapeake Energy Corp. and the Quality Service Coalition filed an application for a writ of prohibition with the Oklahoma Supreme Court against the OCC. These parties seek to enjoin the OCC from proceeding on the applications of the Company and PSO before the OCC regarding the Red Rock project. The petitioners in this action contend that the OCC does not have authority under the Oklahoma Constitution to provide any form of “pre-approval” of the utility facilities. They further contend that the Oklahoma Legislature, in enacting the statute that specifically authorizes the OCC to conduct the proceedings at issue, went beyond the OCC’s existing constitutional authority. A hearing on the application was held before a referee of the Oklahoma Supreme Court on July 10, 2007. The Company is actively participating in these proceedings. While the >Company cannot predict the outcome of this proceeding, the Company’s view is that the statute is constitutional and that the OCC does have authorization to act on the Company pre-approval request.

FERC Audit

On May 29, 2006, the FERC notified the Company that it was commencing an audit to determine whether and how the Company is complying with: (i) its Open Access Transmission Tariff; (ii) requirements of its market-based rate authorization; (iii) Standards of Conduct and Open Access Same-Time Information System; and (iv) wholesale fuel adjustment clause tariff and other requirements contained in the FERC regulations. Over the past several years, the FERC has conducted numerous audits of utilities across the country to ensure regulatory compliance. On June 29, 2007, the FERC issued its final audit report. In its report, the FERC made a limited set of findings and recommended certain actions which the Company has implemented. Among its findings, the FERC concluded that the Company did not make the appropriate refunds to certain wholesale customers subsequent to the OCC issuing an order changing the amount of storage costs in the Company’s gas transportation and storage agreement with Enogex that are recoverable from Oklahoma retail customers. As a result, the Company recomputed billings made after May 2003 to certain wholesale customers and issued refunds in accordance with the FERC regulations. The total amount of the refunds was approximately $1.0 million, including interest, which the Company had fully reserved on its books in December 2006.

Southwest Power Pool

The SPP filed with the FERC on June 15, 2005, Docket No. ER05-1118, to create a real-time, offer-based energy imbalance service market that will require cash settlements for over or under generation. Market participants, including the Company, will be required to submit resource plans and can submit offer curves for each resource available for dispatch. In addition, the SPP may order certain dispatching of generating units and has implemented a market monitoring plan that provides a clear set of rules, the potential consequences if the rules are violated and the areas in which an independent market monitor will examine and report. On March 20, 2006, the FERC issued an order that conditionally accepted a portion of the filing and suspended and rejected other portions of the filing. After several delays, the SPP Board of Directors voted to implement the energy imbalance service market no earlier than February 1, 2007. The SPP filed a certification of readiness to the FERC on January 18, 2007 that addressed issues raised by intervenors to the proceeding. The SPP energy imbalance service market began operations on February 1, 2007. As one condition to participation in the energy imbalance service market, the Company, as well as other balancing authorities in the SPP, were required to submit open access tariff schedules setting forth the rates, terms and conditions for the provision of emergency energy service. The Company submitted the required schedule on September 13, 2006, in Docket No. ER06-1488-000. On January 31, 2007, the FERC issued an order conditionally accepting the Company’s proposed emergency energy schedule, subject to the Company submitting, within 30 days, a compliance filing making certain revisions required by the FERC. On March 6, 2007, the Company filed its compliance filing. On May 4, 2007, the FERC accepted the Company’s compliance filing with an effective date of February 1, 2007. Parties in this matter had 30 days to request a rehearing. No request for rehearing was filed with the FERC and the Company believes the order is final.

Market-Based Rate Authority

On December 22, 2003, the Company and OGE Energy Resources, Inc. (“OERI”), a subsidiary of Enogex Inc., filed a triennial market power update based on the supply margin assessment test. On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address the new interim tests. The Company and OERI submitted a compliance filing to the FERC on February 7, 2005 that applied the interim tests to the Company and OERI. In the compliance filing, the Company and OERI passed the pivotal supplier screen but did not pass the market share screen in the Company’s control area. The Company and OERI provided an explanation as to why their failure of the market share screen in the Company’s control area should not be viewed as an indication that they can exercise generation market power.

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

On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company’s control area (instead of only to sales sinking to load within the Company’s control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006 and August 25, 2006, pursuant to a FERC March 20, 2006 order, the Company and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into the wholesale markets administered by the SPP at market-based rates. The FERC has not yet acted on the Company’s April 20, 2006, July 25, 2006 or August 25, 2006 filings. On February 6, 2007, the Company and OERI submitted to the FERC a change in status report notifying the FERC that the Company has placed into service the Company’s Centennial wind farm, a wind farm with a nameplate capacity rating of 120 MW. The Company and OERI explained that adding this capacity was not material to the FERC’s grant of market-based rate status to the Company and OERI. On March 9, 2007, the FERC accepted the Company’s and OERI’s change of status filing. On June 21, 2007, the FERC issued a final rule codifying and revising standards for market-based rate sales of electric energy, capacity and ancillary services. This final rule clarifies the scope of the mitigation applicable to sales within the Company’s control area. The Company must begin complying with the final rule 60 days after its publication in the Federal Register and must formally incorporate certain provisions into its market-based rate tariff the next time the Company proposes a tariff change, makes a change in status filing or submits an updated market power analysis.

North American Electric Reliability Council

The Energy Policy Act of 2005 gave the FERC authority to establish mandatory electric reliability rules enforceable with monetary penalties. The FERC has approved the North American Electric Reliability Council (“NERC”) as the Electric Reliability Organization for North America and delegated to it the development and enforcement of electric transmission reliability rules. On April 19, 2007, the FERC approved the SPP as a Regional Entity whose primary function is to review and enforce compliance of reliability standards with all registered entities in the region. On March 16, 2007, the FERC approved 83 mandatory NERC reliability standards which became effective June 18, 2007. The Company recently completed a NERC audit and expects a report to be issued by the NERC in August 2007. The Company is subject to periodic NERC compliance audits and cannot predict the outcome or timing of those audits.

National Legislative Initiatives

In June 2007, the Senate approved a bill that largely focused on increasing energy efficiency standards for the use of electricity in appliances, residential and commercial buildings. Also, the House of Representatives is currently discussing a bill addressing, among other things, smart grid development, increased use of cogeneration, extension of tax credits for renewable energy generation such as wind and solar, tax incentives for plug in hybrid vehicle development and accelerated depreciation for investment in smart meters.

State Legislative Initiatives

In the 2007 legislative session, a bill was introduced in the Oklahoma legislature which proposed that electric utilities record fuel or natural gas removed from storage using the weighted-average cost method of accounting for inventory. Historically, the Company has used the last-in, first-out method of accounting for inventory removed from storage. This bill passed the legislature and was signed into law on June 5, 2007 and is effective January 1, 2008. Management does not believe the impact of this accounting change will be material to its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company is subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly owned subsidiary of OGE Energy Corp. (“Energy Corp.”), which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

Overview

Summary of Operating Results

Quarter ended June 30, 2007 as compared to quarter ended June 30, 2006

The Company reported net income of approximately $35.1 million and $44.0 million, respectively, during the three months ended June 30, 2007 and 2006, a decrease of approximately $8.9 million, reflecting significantly cooler weather in the Company’s service territory.

Six months ended June 30, 2007 as compared to six months ended June 30, 2006

The Company reported net income of approximately $37.0 million and $42.9 million, respectively, during the six months ended June 30, 2007 and 2006, a decrease of approximately $5.9 million, reflecting significantly cooler weather in the Company’s service territory.

Proposed Construction of Power Plant

On July 18, 2006, Energy Corp. announced plans for the Company to partner with American Electric Power’s subsidiary, Public Service Company of Oklahoma (“PSO”), and the Oklahoma Municipal Power Authority (“OMPA”) to build a new 950 megawatt (“MW”) coal unit at the Company’s existing Sooner plant location near Red Rock, Oklahoma. The estimated $1.8 billion project is the result of the Company’s successful bid in PSO’s December 2005 request for proposals in which it sought bids for up to 600 MW’s of new base load generation to be available to PSO. The unit, to be called Red Rock, is expected to be one of the cleanest burning coal units of its size and will use low sulfur coal from the Powder River Basin, which is located near Gillette, Wyoming. The Company will operate the facility and expects to spend approximately $760 million in construction costs related to its 42 percent ownership percentage in the project and approximately $30 million in transmission costs for the project. PSO will own 50 percent and the OMPA will own eight percent. On December 1, 2006, the Company submitted an application to the Oklahoma Department of Environmental Quality (“ODEQ”) for an air permit for the Red Rock plant. The Company is seeking to have the air permit approved by the ODEQ by November 1, 2007. The Company expects construction to begin in late 2007 or early 2008 and is targeting the completion of the power plant in 2012. The Company filed an application with the OCC on January 17, 2007 asking the OCC to find that its portion of the construction costs are prudent and that a recovery mechanism should be established to recover the Company’s overall cost of capital on the investment during the construction period. The OCC rules provide that the OCC has up to 240 days to issue an order determining the Company’s pre-approval request; however, the Company’s application requested that the OCC issue an order by July 20, 2007. On March 1, 2007, the OCC issued an order consolidating the Company’s application with two applications by PSO which seek pre-approval of proposed generation facilities, including PSO’s portion of Red Rock. The OCC order also adopted a procedural schedule which includes a hearing on the consolidated applications that commenced in July 2007. The Company subsequently advised the OCC that it was now requesting an order before September 15, 2007. Absent a settlement, the earliest the Company expects an order from the OCC is September

2007. The project is contingent upon numerous factors, including the successful completion of contract negotiations and the necessary regulatory and environmental approvals. Under the construction, ownership and operating agreement between the Company, PSO and the OMPA, the parties could incur up to $60 million (of which approximately $25 million would be borne by the Company) prior to the receipt of acceptable regulatory approvals and permits. If such approvals and permits were not obtained and the Red Rock project was abandoned, the Company can provide no assurance that these expenditures incurred by the Company would be recoverable in future rates. As of June 30, 2007, the Company has incurred approximately $6.1 million of capitalized costs associated with the Red Rock project.

On June 8, 2007, Chesapeake Energy Corp. and the Quality Service Coalition filed an application for a writ of prohibition with the Oklahoma Supreme Court against the OCC. These parties seek to enjoin the OCC from proceeding on the applications of the Company and PSO before the OCC regarding the Red Rock project. The petitioners in this action contend that the OCC does not have authority under the Oklahoma Constitution to provide any form of “pre-approval” of the utility facilities. They further contend that the Oklahoma Legislature, in enacting the statute that specifically authorizes the OCC to conduct the proceedings at issue, went beyond the OCC’s existing constitutional authority. A hearing on the application was held before a referee of the Oklahoma Supreme Court on July 10, 2007. The Company is actively participating in these proceedings. While the Company cannot predict the outcome of this proceeding, the Company’s view is that the statute is constitutional and that the OCC does have authorization to act on the Company pre-approval request.

2007 Outlook

Energy Corp. has disclosed that its 2007 earnings guidance is $213 million to $231 million of income from continuing operations, or $2.30 to $2.50 per diluted share. The Company’s earnings guidance has been decreased from $154 million to $162 million to $138 million to $147 million as explained below.

Key assumptions for 2007 are:

As explained below, the decrease in the Company’s 2007 earnings guidance is attributable in part to milder weather in the Company’s service territory which decreased the gross margin on revenues (“gross margin”) by approximately $13 million, as compared to normal, during the six months ended June 30, 2007. Key factors and assumptions underlying this guidance include:

•	Normal weather patterns are experienced for the remainder of the year;
•	Gross margin on weather-adjusted, retail electric sales increases approximately two percent compared to 2006;
•	The 120 MW wind farm (“Centennial”) rider increase of approximately $18 million;
•	Arkansas rate increase of approximately $5 million;
•	Operating expenses increase approximately $28 million compared to 2006 primarily due to higher employee costs and higher depreciation;
•	Interest expense increases approximately $8 million compared to 2006 primarily due to higher levels of long-term and short-term debt;
•	Tax credit of approximately $9 million associated with the Centennial wind farm; and
•

Capital expenditures for investment in the Company’s generation, transmission and distribution system are approximately $423 million in 2007, which includes capital expenditures of up to $93 million associated with the proposed Red Rock power plant.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three and six months ended June 30, 2007 as compared to the same period in 2006 and the Company’s financial position at June 30, 2007. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
Operating income	$ 66.6	$ 88.8	$ 82.6	$ 98.6
Net income	$ 35.1	$ 44.0	$ 37.0	$ 42.9

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Operating revenues	$ 429.9	$ 444.7	$ 770.6	$ 818.7
Cost of goods sold	237.3	229.6	437.2	467.3
Gross margin on revenues	192.6	215.1	333.4	351.4
Other operation and maintenance	78.1	80.0	152.3	159.7
Depreciation	34.6	33.2	70.0	66.3
Taxes other than income	13.3	13.1	28.5	26.8
Operating income	66.6	88.8	82.6	98.6
Interest income	---	0.4	---	1.4
Allowance for equity funds used during construction	0.4	0.2	0.4	0.2
Other income (loss)	1.4	(0.3)	2.7	(0.2)
Other expense	1.2	7.7	1.8	8.7
Interest expense	16.5	11.5	32.1	25.2
Income tax expense	15.6	25.9	14.8	23.2
Net income	$ 35.1	$ 44.0	$ 37.0	$ 42.9
Operating revenues by classification
Residential	$ 152.7	$ 172.9	$ 287.4	$ 310.8
Commercial	108.1	111.7	184.3	200.1
Industrial	55.5	56.7	96.8	110.0
Oilfield	34.6	33.6	62.4	65.7
Street light	2.8	3.0	4.7	6.2
Public authorities	41.7	40.9	71.1	74.8
Sales for resale	15.7	16.0	29.6	30.9
Provision for rate refund	0.1	---	0.1	---
System sales revenues	411.2	434.8	736.4	798.5
Off-system sales revenues	11.1	0.6	20.4	1.1
Other	7.6	9.3	13.8	19.1
Total operating revenues	$ 429.9	$ 444.7	$ 770.6	$ 818.7
MWH (A) sales by classification (in millions)
Residential	1.8	2.0	3.8	3.9
Commercial	1.5	1.7	2.9	3.0
Industrial	1.1	1.2	2.1	2.2
Oilfield	0.7	0.6	1.4	1.3
Public authorities	0.8	0.8	1.4	1.4
Sales for resale	0.4	0.4	0.7	0.7
System sales	6.3	6.7	12.3	12.5
Off-system sales revenues	0.3	---	0.6	---
Total sales	6.6	6.7	12.9	12.5
Number of customers	759,184	750,405	759,184	750,405
Average cost of energy per KWH (B) - cents
Natural gas	7.600	6.341	7.494	7.147
Coal	1.141	1.120	1.135	1.138
Total fuel	3.057	2.950	2.841	3.221
Total fuel and purchased power	3.468	3.325	3.218	3.587
Degree days (C)
Heating - Actual	257	87	1,926	1,586
Heating - Normal	236	236	2,199	2,199
Cooling - Actual	602	852	645	883
Cooling - Normal	547	547	555	555
(A)	Megawatt-hour.
(B)	Kilowatt-hour.

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

Quarter ended June 30, 2007 as compared to quarter ended June 30, 2006

The Company’s operating income decreased approximately $22.2 million during the three months ended June 30, 2007 as compared to the same period in 2006 primarily due to a lower gross margin, which is operating revenues less cost of goods sold, and higher depreciation expense partially offset by lower operating expenses.

Gross Margin

Gross margin was approximately $192.6 million during the three months ended June 30, 2007 as compared to approximately $215.1 million during the same period in 2006, a decrease of approximately $22.5 million, or 10.5 percent. The gross margin decreased primarily due to:

•

cooler weather in the Company’s service territory resulting in an approximate 29 percent decrease in cooling degree days compared to the second quarter of 2006, which decreased the gross margin by approximately $18.0 million;

•

the Company’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by the Company’s 2005 rate order, which caused the gross margin to be approximately $7.7 million lower than the second quarter of 2006 (see  Note 1 of Notes to Financial  Statements in the Company’s 2006  Annual Report on Form 10-K (“2006 Form 10-K”) for a further discussion);

•	price variance due to sales and customer mix, which decreased the gross margin by approximately $2.5 million; and
•	lower capacity and related charges associated with customers in the Company’s service territory, which decreased the gross margin by approximately $1.1 million.

These decreases in the gross margin were partially offset by:

•	higher rates as a result of the rider relating to the Company’s Centennial wind farm and the security rider and Arkansas rate case, which increased the gross margin by approximately $6.3 million; and
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $1.0 million.

Cost of goods sold for the Company consists of fuel used in electric generation and purchased power. Fuel expense was approximately $177.1 million during the three months ended June 30, 2007 as compared to approximately $175.3 million during the same period in 2006, an increase of approximately $1.8 million, or 1.0 percent, primarily due to a gain recognized from the sale of sulfur dioxide (“SO2”) allowances of approximately $7.4 million in 2006 partially offset by lower natural gas costs in 2007. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were approximately $60.2 million during the three months ended June 30, 2007 as compared to approximately $54.3 million during the same period in 2006, an increase of approximately $5.9 million, or 10.9 percent. This increase was primarily due to the Company’s entrance into the energy imbalance service market on February 1, 2007 (see Note 10 of Notes to Condensed Financial Statements for a further discussion).

Operating Income

Other operating and maintenance expenses were approximately $78.1 million during the three months ended June 30, 2007 as compared to approximately $80.0 million during the same period in 2006, a decrease of approximately $1.9 million, or 2.4 percent. The decrease in other operating and maintenance expenses was primarily due to:

•	a decrease in professional services expense of approximately $2.2 million due to settlement of a legal claim in 2006; and
•	lower allocations from the holding company of approximately $1.4 million primarily due to a decrease in incentive compensation.

These decreases in other operating and maintenance expenses were partially offset by:

•	higher outside services expense of approximately $1.8 million; and
•	higher marketing and advertising expenses of approximately $0.5 million.

Depreciation expense was approximately $34.6 million during the three months ended June 30, 2007 as compared to approximately $33.2 million during the same period on 2006, an increase of approximately $1.4 million, or 4.2 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Additional Information

Other Income. Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $1.4 million during the three months ended June 30, 2007 as compared to a loss of approximately $0.3 million during the same period in 2006, an increase of approximately $1.7 million, primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan from July 1, 2006 through June 30, 2007.

Other Expense. Other expense includes, among other things, expenses from losses on the sale and retirement of assets, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $1.2 million during the three months ended June 30, 2007 as compared to approximately $7.7 million during the same period in 2006, a decrease of approximately $6.5 million, or 84.4 percent, primarily due to a loss on the retirement of fixed assets in 2006.

Interest Expense. Interest expense was approximately $16.5 million during the three months ended June 30, 2007 as compared to approximately $11.5 million during the same period in 2006, an increase of approximately $5.0 million, or 43.5 percent. The increase in interest expense was primarily due to:

•

additional interest expense related to income taxes as a result of new guidelines issued by the Internal Revenue Service (“IRS) related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $1.8 million;

•	increased interest of approximately $1.3 million associated with the interest due to customers related to the fuel over recovery balance during the three months ended June 30, 2007;
•	increased interest due to a decrease in the allowance for borrowed funds used during construction of approximately $0.7 million; and
•	increased interest of approximately $0.6 million due to an increased amount of financing with Energy Corp. for daily operational needs and higher interest rates.

Income Tax Expense. Income tax expense was approximately $15.6 million during the three months ended June 30, 2007 as compared to approximately $25.9 million during the same period in 2006, a decrease of approximately $10.3 million, or 39.8 percent, primarily due to lower pre-tax income and renewable energy tax credits for which the Company became eligible in 2007 on the wind power production from its Centennial wind farm.

Six months ended June 30, 2007 as compared to six months ended June 30, 2006

The Company’s operating income decreased approximately $16.0 million during the six months ended June 30, 2007 as compared to the same period in 2006 primarily due to a lower gross margin and higher depreciation expense and taxes other than income partially offset by lower operating expenses.

Gross Margin

Gross margin was approximately $333.4 million during the six months ended June 30, 2007 as compared to approximately $351.4 million during the same period in 2006, a decrease of approximately $18.0 million, or 5.1 percent. The gross margin decreased primarily due to:

•

the Company’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by the Company’s 2005 rate order, which caused the gross margin to be approximately $15.5 million lower than the first six months of 2006 (see Note 1 of Notes to Financial Statements in the Company’s 2006 Form 10-K for a further discussion);

•

cooler weather in the Company’s service territory resulting in an approximate 27 percent decrease in cooling degree days compared to the first six months of 2006, which decreased the gross margin by approximately $14.9 million;

•	price variance due to sales and customer mix, which decreased the gross margin by approximately $1.4 million; and

•	lower capacity and related charges associated with customers in the Company’s service territory, which decreased the gross margin by approximately $0.6 million.

These decreases in the gross margin were partially offset by:

•	higher rates as a result of the Centennial wind farm rider, security rider and Arkansas rate case, which increased the gross margin by approximately $10.6 million; and
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $3.9 million.

Fuel expense was approximately $336.8 million during the six months ended June 30, 2007 as compared to approximately $360.0 million during the same period in 2006, a decrease of approximately $23.2 million, or 6.4 percent, primarily due to lower natural gas costs in 2007 partially offset by a gain recognized from the sale of SO2 allowances of approximately $8.5 million in 2006. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were approximately $100.4 million during the six months ended June 30, 2007 as compared to approximately $107.3 million during the same period in 2006, a decrease of approximately $6.9 million, or 6.4 percent. This decrease was primarily due to lower cogeneration purchases from PowerSmith Cogeneration Project, L.P. in the first quarter of 2007 as a result of the Oklahoma City Dayton tire plant closing in December 2006 and the Company’s entrance into the energy imbalance service market on February 1, 2007 (see Note 10 of Notes to Condensed Financial Statements for a further discussion).

Operating Income

Other operating and maintenance expenses were approximately $152.3 million during the six months ended June 30, 2007 as compared to approximately $159.7 million during the same period in 2006, a decrease of approximately $7.4 million, or 4.6 percent. The decrease in other operating and maintenance expenses was primarily due to:

•	a decrease in professional services expense of approximately $4.8 million primarily due to lower legal expenses and settlement of a legal claim in 2006;
•	lower salaries, wages and other employee benefits expense of approximately $1.8 million; and
•	an increase in capitalized labor and transportation expenses in 2007 of approximately $0.9 million.

These decreases in other operating and maintenance expenses were partially offset by higher bad debt expense of approximately $0.6 million.

Depreciation expense was approximately $70.0 million during the six months ended June 30, 2007 as compared to approximately $66.3 million during the same period in 2006, an increase of approximately $3.7 million, or 5.6 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Taxes other than income were approximately $28.5 million during the six months ended June 30, 2007 as compared to approximately $26.8 million in 2006, an increase of approximately $1.7 million, or 6.3 percent, primarily due to increased ad valorem taxes.

Additional Information

Interest Income. Interest income was approximately $1.4 million during the six months ended June 30, 2006. There was no interest income during the same period in 2007. The decrease in other income was primarily due to interest income earned on fuel under recoveries during the six months ended June 30, 2006 while there was a fuel over recovery balance during the same period in 2007.

Other Income. Other income was approximately $2.7 million during the six months ended June 30, 2007 as compared to a loss of approximately $0.2 million during the same period in 2006, an increase of approximately $2.9 million, primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan from July 1, 2006 through June 30, 2007.

Other Expense. Other expense was approximately $1.8 million during the six months ended June 30, 2007 as compared to approximately $8.7 million during the same period in 2006, a decrease of approximately $6.9 million, or 79.3 percent, primarily due to a loss on the retirement of fixed assets in 2006.

Interest Expense. Interest expense was approximately $32.1 million during the six months ended June 30, 2007 as compared to approximately $25.2 million during the same period in 2006, an increase of approximately $6.9 million, or 27.4 percent. The increase in interest expense was primarily due to:

•	increased interest of approximately $2.4 million associated with the interest due to customers related to the fuel over recovery balance during the six months ended June 30, 2007;
•

additional interest expense related to income taxes as a result of new guidelines issued by the IRS related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $1.8 million;

•	increased interest due to a decrease in the allowance for borrowed funds used during construction of approximately $1.1 million; and
•	increased interest of approximately $0.6 million due to an increased amount of financing with Energy Corp. for daily operational needs and higher interest rates.

Income Tax Expense. Income tax expense was approximately $14.8 million during the six months ended June 30, 2007 as compared to approximately $23.2 million during the same period in 2006, a decrease of approximately $8.4 million, or 36.2 percent, primarily due to lower pre-tax income and renewable energy tax credits for which the Company became eligible in 2007 on the wind power production from its Centennial wind farm.

Financial Condition

The balance of Construction Work in Progress was approximately $87.1 million and $177.2 million at June 30, 2007 and December 31, 2006, respectively, a decrease of approximately $90.1 million, or 50.8 percent, primarily due to the Company’s Centennial wind farm being placed in service during January 2007.

The balance of Advances from Parent was approximately $199.8 million and $102.1 million at June 30, 2007 and December 31, 2006, respectively, an increase of approximately $97.7 million, or 95.7 percent, primarily due to dividends, pension plan funding and daily operational needs of the Company.

The balance of Accrued Pension and Benefit Obligations was approximately $145.2 million and $173.1 million at June 30, 2007 and December 31, 2006, respectively, a decrease of approximately $27.9 million, or 16.1 percent, primarily due to pension plan contributions during 2007.

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

Cash Flows

	Six Months Ended
	June 30,
(In millions)	2007	2006
Net cash provided from operating activities	$ 127.6	$ 182.4
Net cash used in investing activities	(168.3)	(206.6)
Net cash provided from financing activities	41.0	24.2

The reduction of approximately $54.8 million in net cash provided from operating activities during the six months ended June 30, 2007 as compared to the same period in 2006 was primarily related to changes to working capital. The decrease in net cash used in investing activities of approximately $38.3 million during the six months ended June 30, 2007 as compared to the same period in 2006 related to lower levels of capital expenditures. The increase in net cash provided from financing activities of approximately $16.8 million during the six months ended June 30, 2007 as compared to the same period in 2006 related primarily to higher levels of short-term debt and lower levels of dividends paid to Energy Corp. on the Company’s common stock owned by Energy Corp., partially offset by no proceeds from the issuance of long-term debt during the six months ended June 30, 2007 as compared to the same period in 2006.

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

Pension Plan Funding

Energy Corp. previously disclosed in its 2006 Form 10-K that it may contribute up to $50 million to its pension plan during 2007, of which approximately $38.3 million is expected to be allocated to the Company. In the second quarter of 2007, Energy Corp. contributed approximately $40 million to its pension plan, of which approximately $30.6 million was allocated to the Company. Energy Corp. currently expects to contribute an additional $10 million to its pension plan during the remainder of 2007. Any expected contributions to the pension plan during 2007 are discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Adoption of FIN No. 48

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $3.8 million increase in the accrued interest liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The balance of uncertain tax positions at January 1, 2007 consisted of approximately $171.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see Note 5 of Notes to Financial Statements for a further discussion).

Future Sources of Financing

Management expects that internally generated funds, the issuance of long and short-term debt and funds received from Energy Corp. (including proceeds from the sales of its common stock to the public through Energy Corp.’s Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs. The Company utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from Energy Corp.) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Issuance of Long-Term Debt

The Company expects to issue long-term debt during the third quarter of 2007 to fund capital expenditures and for working capital purposes.

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

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material affect on the Company’s Condensed Financial Statements particularly as they relate to pension expense. However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with Energy Corp.’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Form 10-K.

Accounting Pronouncements

See Notes 2, 3, and 5 of Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements that are applicable to the Company.

Electric Competition; Regulation

The Company has been and will continue to be affected by competitive changes to the utility and energy industries. Significant changes already have occurred and additional changes are being proposed to the wholesale electric market. Although retail restructuring efforts in Oklahoma and Arkansas were postponed in 2001, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on the Company due to possible impairment of assets, a loss of retail customers, lower profit margins and/or increased costs of capital. Any such restructuring also could have a significant impact on the Company’s financial position, results of operations and cash flows. The Company cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on the Company’s financial position, results of operations or cash flows. The Company believes that the prices for electricity and the quality and reliability of the Company’s service currently place us in a position to compete effectively in the energy market. The Company is also subject to competition in various degrees from state-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. The Company has a franchise to serve in more than 270 towns and cities throughout its service territory.

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 9 and 10 of Notes to Condensed Financial Statements in this Form 10-Q and Notes 13 and 14 of Notes to Condensed Financial Statements and Item 3 of Part I of the 2006 Form 10-K for a discussion of the Company’s commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s 2006 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 9 and 10 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

1.         United States of America ex rel., Jack J. Grynberg v. Enogex Inc., Enogex Services Corporation and the Company. (United States District Court for the Western District of Oklahoma, Case No. CIV-97-1010-L.) United States of America ex rel., Jack J. Grynberg v. Transok Inc. et al. (United States District Court for the Eastern District of Louisiana, Case No. 97-2089; United States District Court for the Western District of Oklahoma, Case No. 97-1009M.). On June 15, 1999, the Company was served with the plaintiff’s complaint, which is a qui tam action under the False Claims Act. Plaintiff Jack J. Grynberg, as individual relator on behalf of the United States Government, alleges:  (i) each of the named defendants have improperly or intentionally mismeasured gas (both volume and British thermal unit content) purchased from federal and Indian lands which have resulted in the under-reporting and underpayment of gas royalties owed to the United States Government; (ii) certain provisions generally found in gas purchase contracts are improper; (iii) transactions by affiliated companies are not arms-length; (iv) excess processing cost deduction; and (v) failure to account for production separated out as a result of gas processing. Grynberg seeks the following damages:  (a) additional royalties which he claims should have been paid to the United States Government, some percentage of which Grynberg, as relator, may be entitled to recover; (b) treble damages; (c) civil penalties; (d) an order requiring defendants to measure the way Grynberg contends is the better way to do so; and (e) interest, costs and attorneys’ fees.

In qui tam actions, the United States Government can intervene and take over such actions from the relator. The Department of Justice, on behalf of the United States Government, decided not to intervene in this action.

The plaintiff filed over 70 other cases naming over 300 other defendants in various Federal courts across the country containing nearly identical allegations. The Multi-District Litigation (“MDL”) Panel entered its order in late 1999 transferring and consolidating for pretrial purposes approximately 76 other similar actions filed in nine other Federal courts. The consolidated cases are now before the United States District Court for the District of Wyoming.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. The defendants also filed for other legal costs on December 18, 2006. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

2.         Will Price, et al. v. El Paso Natural Gas Co., et al. (Price I). On September 24, 1999, various subsidiaries of Energy Corp. were served with a class action petition filed in the District Court of Stevens County, Kansas by Quinque Operating Company and other named plaintiffs alleging the mismeasurement of natural gas on non-federal lands. On April 10, 2003, the court entered an order denying class certification. On May 12, 2003, the plaintiffs (now Will Price, Stixon Petroleum, Inc., Thomas F. Boles and the Cooper Clark Foundation, on behalf of themselves and other royalty interest owners) filed a motion seeking to file an amended class action petition, and the court granted the motion on July 28, 2003. In its amended petition, referred to as the Fourth Amended Petition, the Company and Enogex Inc. were omitted from the case but two of Enogex’s subsidiaries remained as defendants. The plaintiffs’ Fourth Amended Petition seeks class certification and alleges that approximately 60 defendants, including two of Enogex’s subsidiaries, have improperly measured the volume of natural gas. The Fourth Amended Petition asserts theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment. In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion. The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest. The plaintiffs also reserved the right to seek punitive damages.

Discovery was conducted on the class certification issues, and the parties fully briefed these same issues. A hearing on class certification issues was held April 1, 2005.

In May 2006, the court heard oral argument on a motion to intervene filed by Colorado Consumers Legal Foundation, which is claiming entitlement to participate in the putative class action. The court has not yet ruled on the motion to intervene.

On July 2, 2007, the court ordered the plaintiffs and defendants to file proposed findings of facts and conclusions of law on class certification by July 31, 2007. On July 31, 2007, the two subsidiaries of Enogex filed their proposed findings of fact and conclusions of law regarding conflict of law issues and the coordinated defendants filed their proposed findings of facts and conclusions of law on class certification.

Energy Corp. intends to vigorously defend this action. At this time, Energy Corp. is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to Energy Corp.

3.         In Ronald A. Katz Technology Licensing, L.P. v. OGE Energy Corp., et al. (United States W.D. Okla. 2007) (Civil Action No. 5:07-CV-00650-C), Ronald A. Katz Technology Licensing, L.P. (“RAKTL”) sued Energy Corp. and the Company on June 7, 2007 for patent infringement. RAKTL alleges that the Company, by operating automated telephone systems that allow the Company’s customers to access account information, sign-up for new service, transfer service, arrange for an installment payment plan, make a payment on an account, request a duplicate bill, report an electricity outage, and perform various other functions, has infringed 13 of RAKTL’s patents and continues to infringe four of RAKTL’s patents. RAKTL seeks unspecified damages resulting from the Company’s alleged infringement, including treble damages, as well as a permanent injunction enjoining the Company from continuing the alleged infringement. RAKTL has previously filed similar actions against numerous companies and these previously filed cases have been consolidated pursuant to MDL proceedings in the United States District Court for the Central District of California. The Judicial Panel on MDL issued a conditional transfer order on June 20, 2007, consolidating this case with the currently pending MDL proceedings, In re Katz Interactive Call Processing Patent Litigation Case No. MDL-1816. While the Company cannot predict the outcome of this lawsuit at this time, the Company intends to vigorously defend this case and believes that its ultimate resolution will not be material to the Company’s financial position or results of operations.

Item 1A. Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2006 Form 10-K.

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

August 2, 2007

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  August 2, 2007

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  August 2, 2007

/s/ James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 2, 2007

/s/	Steven E. Moore
Steven E. Moore
Chairman of the Board and
Chief Executive Officer

/s/	James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer