Form 10-Q
period 2007-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2007-11-01
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

At September 30, 2007, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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
•

federal or state legislation and regulatory decisions (including the decisions relating to the deferral of capitalized costs associated with the cancelled Red Rock power plant project) and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company’s markets;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006

OPERATING REVENUES	$ 633.2	$ 608.7	$ 1,403.8	$ 1,427.4

COST OF GOODS SOLD (exclusive of depreciation shown below)	326.9	293.6	764.1	760.9
Gross margin on revenues	306.3	315.1	639.7	666.5
Other operation and maintenance	78.5	74.1	230.8	233.8
Depreciation	35.3	32.5	105.3	98.8
Taxes other than income	13.8	13.0	42.3	39.8

OPERATING INCOME	178.7	195.5	261.3	294.1

OTHER INCOME (EXPENSE)
Interest income	---	0.3	---	1.7
Allowance for equity funds used during construction	0.3	2.3	0.7	2.5
Other income	1.2	0.2	3.9	---
Other expense	(3.3)	(0.3)	(5.1)	(9.0)
Net other income (expense)	(1.8)	2.5	(0.5)	(4.8)

INTEREST EXPENSE
Interest on long-term debt	12.7	12.7	38.2	37.6
Allowance for borrowed funds used during construction	(1.0)	(1.3)	(2.4)	(3.8)
Interest on short-term debt and other interest charges	4.3	9.6	12.3	12.4
Interest expense	16.0	21.0	48.1	46.2

INCOME BEFORE TAXES	160.9	177.0	212.7	243.1

INCOME TAX EXPENSE	51.9	69.6	66.7	92.8

NET INCOME	$ 109.0	$ 107.4	$ 146.0	$ 150.3

       The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ ---	$ ---
Accounts receivable, less reserve of $3.8 and $3.3, respectively	204.7	138.2
Accrued unbilled revenues	43.3	39.7
Fuel inventories, at LIFO cost	28.4	29.7
Materials and supplies, at average cost	61.1	54.9
Price risk management	---	0.9
Accumulated deferred tax assets	12.6	9.0
Prepayments	1.2	4.3
Other	5.5	5.2
Total current assets	356.8	281.9

OTHER PROPERTY AND INVESTMENTS, at cost	3.1	3.3

PROPERTY, PLANT AND EQUIPMENT
In service	5,275.2	4,977.2
Construction work in progress	100.4	177.2
Total property, plant and equipment	5,375.6	5,154.4
Less accumulated depreciation	2,227.2	2,175.3
Net property, plant and equipment	3,148.4	2,979.1

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	16.3	31.1
Regulatory asset - SFAS 158	214.0	231.1
McClain Plant deferred expenses	14.0	18.7
Unamortized loss on reacquired debt	19.2	20.1
Unamortized debt issuance costs	6.5	6.9
Other	31.2	17.5
Total deferred charges and other assets	301.2	325.4

TOTAL ASSETS	$ 3,809.5	$ 3,589.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2007	2006

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Short-term debt	$ 0.6	$ ---
Accounts payable - affiliates	9.1	5.2
Accounts payable - other	92.2	95.2
Advances from parent	279.1	102.1
Customer deposits	53.0	50.9
Accrued taxes	36.6	24.1
Accrued interest	23.0	22.1
Accrued compensation	18.9	24.2
Fuel clause over recoveries	35.1	96.3
Other	17.5	14.0
Total current liabilities	565.1	434.1

LONG-TERM DEBT	843.3	843.3

COMMITMENTS AND CONTINGENCIES (NOTE 9)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued pension and benefit obligations	137.8	173.1
Accumulated deferred income taxes	671.7	644.0
Accumulated deferred investment tax credits	23.2	26.8
Accrued removal obligations, net	141.7	125.5
Other	19.1	20.9
Total deferred credits and other liabilities	993.5	990.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.4	665.4
Retained earnings	742.2	656.0
Accumulated other comprehensive income, net of tax	---	0.6
Total stockholder’s equity	1,407.6	1,322.0

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 3,809.5	$ 3,589.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 146.0	$ 150.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	105.3	98.8
Deferred income taxes and investment tax credits, net	38.5	16.5
Allowance for equity funds used during construction	(0.7)	(2.5)
Loss on retirement of fixed assets	3.0	6.1
Price risk management assets	0.9	0.1
Price risk management liabilities	---	(0.1)
Other assets	18.2	(48.3)
Other liabilities	(44.3)	4.0
Change in certain current assets and liabilities
Accounts receivable, net	(66.5)	(56.3)
Accrued unbilled revenues	(3.6)	(3.7)
Fuel, materials and supplies inventories	(4.9)	(3.5)
Fuel clause under recoveries	---	101.1
Other current assets	2.8	7.6
Accounts payable	(3.0)	(37.5)
Accounts payable - affiliates	3.9	(3.0)
Income taxes payable - affiliates	30.3	69.6
Customer deposits	2.1	3.0
Accrued taxes	12.5	11.8
Accrued interest	(5.4)	(2.0)
Accrued compensation	(5.3)	(1.4)
Gas imbalance liability	---	(0.1)
Fuel clause over recoveries	(61.2)	39.8
Other current liabilities	3.5	(14.2)
Net Cash Provided from Operating Activities	172.1	336.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(264.2)	(279.5)
Proceeds from sale of assets	0.7	0.8
Net Cash Used in Investing Activities	(263.5)	(278.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	---	217.5
Retirement of long-term debt	(0.1)	---
Increase (decrease) in short-term debt, net	122.5	(235.3)
Dividends paid on common stock	(31.0)	(39.0)
Net Cash Provided from (Used in) Financing Activities	91.4	(56.8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	---	0.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ ---	$ 0.6

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2007 and December 31, 2006, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and the results of its cash flows for the nine months ended September 30, 2007 and 2006, have been included and are of a normal recurring nature.

Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s 2006 Form 10-K.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2007	2006
Regulatory Assets
Regulatory asset - SFAS 158	$ 214.0	$ 231.1
Unamortized loss on reacquired debt	19.2	20.1
Income taxes recoverable from customers, net	16.3	31.1
McClain Plant deferred expenses	14.0	18.7
Pension plan expenses	12.4	14.7
Cogeneration credit rider under recovery	5.4	3.1
Storm expenses	1.0	---
Miscellaneous	1.2	0.4
Total Regulatory Assets	$ 283.5	$ 319.2

Regulatory Liabilities
Accrued removal obligations, net	$ 141.7	$ 125.5
Fuel clause over recoveries	35.1	96.3
Deferred gain on sale of assets	1.7	2.7
Miscellaneous	2.4	---
Total Regulatory Liabilities	$ 180.9	$ 224.5

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

Related Party Transactions

Energy Corp. allocated operating costs to the Company of approximately $23.1 million and $21.2 million during the three months ended September 30, 2007 and 2006, respectively, and allocated approximately $67.7 million and $65.7 million during the nine months ended September 30, 2007 and 2006, respectively. Energy Corp. allocates operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries. Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits. Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. Energy Corp. adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. Energy Corp. believes this method provides a reasonable basis for allocating common expenses.

During the three months ended September 30, 2007 and 2006, the Company recorded a payable to its affiliate, Enogex Inc. and its subsidiaries (“Enogex”), of approximately $8.6 million and $8.8 million, respectively, for transporting gas to the Company’s natural gas-fired generation facilities. During the nine months ended September 30, 2007 and 2006, the Company recorded a payable to Enogex of approximately $26.0 million and $26.1 million, respectively, for transporting gas to the Company’s natural gas-fired generation facilities. During each of the three month periods ended September 30, 2007 and 2006, the Company recorded a payable to Enogex of approximately $3.2 million for natural gas storage services. During each of the nine month periods ended September 30, 2007 and 2006, the Company recorded a payable to Enogex of approximately $9.5 million for natural gas storage services. During the three months ended September 30, 2007 and 2006, the Company also recorded natural gas purchases from Enogex of approximately $17.9 million and $23.0 million, respectively. During the nine months ended September 30, 2007 and 2006, the Company also recorded natural gas purchases from Enogex of approximately $37.7 million and $53.8 million, respectively. Approximately $9.2 million and $5.4 million were recorded at September 30, 2007 and December 31, 2006, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

During the three and nine months ended September 30, 2007, the Company made no advances to Energy Corp. During each of the three and nine month periods ended September 30, 2006, the Company recorded interest income of approximately $0.1 million from Energy Corp. for advances made by the Company.

During the three months ended September 30, 2007 and 2006, the Company recorded interest expense of approximately $1.6 million and $0.7 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. During the nine months ended September 30, 2007 and 2006, the Company recorded interest expense of approximately $3.9 million and $2.4 million, respectively, to Energy Corp. for advances made by Energy Corp. to the Company. The interest rate charged on advances to the Company from Energy Corp. approximates Energy Corp.’s commercial paper rate.

During the nine months ended September 30, 2007 and 2006, the Company declared approximately $56.0 million and $24.0 million in dividends to Energy Corp.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recorded compensation expense of approximately $0.4 million pre-tax ($0.2 million after tax) and approximately $1.1 million pre-tax ($0.7 million after tax) during the three and nine months ended September 30, 2006, respectively, related to its portion of Energy Corp.’s share-based payments. Also, as a result of adopting SFAS No. 123(R), the Company recorded a cumulative effect adjustment of approximately $0.1 million pre-tax (less than $0.1 million after tax) on January 1, 2006 for outstanding non-vested share-based compensation grants at December 31, 2005. The Company determined that the cumulative effect adjustment was immaterial for presentation purposes and is, therefore, included in Other Operation and Maintenance Expense in the Condensed Statement of Income. The Company recorded compensation expense of approximately $0.2 million pre-tax ($0.1 million after tax) and approximately $0.5 million pre-tax ($0.3 million after tax), respectively, during the three and nine months ended September 30, 2007 related to its portion of Energy Corp.’s share-based payments.

Energy Corp. issues new shares to satisfy stock option exercises. During the three months ended September 30, 2007, there were 37,500 shares of new common stock issued pursuant to Energy Corp.’s Plans related to exercised stock options, of which 37,000 related to the Company’s employees. During the nine months ended September 30, 2007, there were 334,639 shares of new common stock issued pursuant to Energy Corp.’s Plans related to exercised stock options, of which 92,568 related to the Company’s employees. Energy Corp. received approximately $0.9 million and $4.2 million during the three months ended

September 30, 2007 and 2006, respectively, and approximately $8.0 million and $10.3 million during the nine months ended September 30, 2007 and 2006, respectively, related to exercised stock options.

Energy Corp. recorded an excess tax benefit of approximately $0.1 million and $0.9 million during the three and nine months ended September 30, 2007, respectively, related to Energy Corp.’s 2007 share-based payments. Energy Corp. realized an excess tax benefit of approximately $2.8 million during each of the three and nine month periods ended September 30, 2007, related to Energy Corp.’s 2006 share-based payments, which amount was presented as a financing cash inflow and realized when Energy Corp.’s 2006 income tax return was filed in September 2007. Energy Corp. recorded an excess tax benefit of approximately $0.7 million and $1.8 million during the three and nine months ended September 30, 2006, respectively, related to Energy Corp.’s 2006 share-based payments. Energy Corp. realized an excess tax benefit of approximately $1.4 million during each of the three and nine month periods ended September 30, 2006, related to Energy Corp.’s 2005 share-based payments, which amount was presented as a financing cash inflow and realized when Energy Corp.’s 2005 income tax return was filed in August 2006.

4.	Accumulated Other Comprehensive Income and Comprehensive Income

The components of total comprehensive income for the three and nine months ended September 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Net income	$ 109.0	$ 107.4	$ 146.0	$ 150.3
Other comprehensive income, net of tax:
Deferred hedging losses, net of tax	---	---	(0.6)	---
Total comprehensive income	$ 109.0	$ 107.4	$ 145.4	$ 150.3

Accumulated other comprehensive income at December 31, 2006 included after-tax hedging gains of approximately $0.6 million ($1.0 million pre-tax). There was not an accumulated other comprehensive income balance at September 30, 2007.

5.	Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for years before 2001. Income taxes are allocated to each company in the affiliated group based on its separate taxable income or loss. Federal investment tax credits on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its federal investment tax credits on a ratable basis throughout the year. This ratable amortization results in a larger percentage reconciling item related to these credits during the first quarter when the Company historically experiences decreased book income. The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.9	1.5	2.0
Amortization of net unfunded deferred taxes	1.5	2.0	1.5	2.1
401(k) dividends	---	1.7	---	1.3
Federal investment tax credits, net	(0.7)	(0.7)	(1.7)	(1.5)
Medicare Part D subsidy	(0.9)	(0.7)	(0.9)	(0.8)
Federal renewable energy credit (A)	(3.7)	---	(3.7)	---
Other	(0.5)	0.1	(0.3)	0.1
Effective income tax rate as reported	32.2%	39.3%	31.4%	38.2%

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –  an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $3.8 million increase in the accrued interest liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The balance of uncertain tax positions at January 1, 2007 consisted of approximately $171.6 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility (see discussion of the tax method of accounting for the capitalization of costs for self-constructed assets above). Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company believes it is reasonably possible to arrive at a settlement with the IRS related to the tax method of accounting for the capitalization of costs for self-constructed assets within the next 12 months. Until the Company arrives at an ultimate settlement, the Company will continue to accrue interest related to the uncertainty.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and recognizes penalties in other expense. During the three months ended September 30, 2007 and 2006, the Company recorded approximately $0.8 million pre-tax ($0.5 million after tax) and $0.4 million pre-tax ($0.2 million after tax) in interest, respectively. During the nine months ended September 30, 2007 and 2006, the Company recorded approximately $2.4 million pre-tax ($1.5 million after tax) and $0.3 million pre-tax ($0.2 million after tax) in interest, respectively. At September 30, 2007 and December 31, 2006, respectively, the Company had approximately $12.1 million and $3.5 million, respectively, of accrued interest related to the capitalization of costs for self-constructed assets discussed above.

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

At September 30, 2007, the Company was in compliance with all of its debt agreements.

Long-Term Debt with Optional Redemption Provisions

The Company has three series of variable rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
3.57% - 4.07%	Garfield Industrial Authority, January 1, 2025	$ 47.0
3.50% - 4.00%	Muskogee Industrial Authority, January 1, 2025	32.4
3.46% - 4.11%	Muskogee Industrial Authority, September 1, 2027	56.0
Total (redeemable during next 12 months)		$ 135.4

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

The short-term debt balance was approximately $0.6 million at September 30, 2007. There was no short-term debt outstanding at December 31, 2006. At September 30, 2007 and December 31, 2006, the Company had approximately $279.1 million and $102.1 million, respectively, in outstanding advances from Energy Corp. The following table shows Energy Corp.’s and the Company’s revolving credit agreements and available cash at September 30, 2007.

Revolving Credit Agreements and Available Cash (In millions)
	Amount	Amount	Weighted-Average
Entity	Available	Outstanding	Interest Rate	Maturity
Energy Corp. (A)	$ 600.0	$ 158.3	5.46%	December 6, 2011 (C)
The Company (B)	400.0	---	---	December 6, 2011 (C)
	1,000.0	158.3	5.46%
Cash	---	N/A	N/A	N/A
Total	$ 1,000.0	$ 158.3	5.46%

(A) This bank facility is available to back up Energy Corp.’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At September 30, 2007, there was approximately $158.3 million in outstanding commercial paper borrowings.

(B) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. At September 30, 2007, the Company had outstanding approximately $3.1 million supporting letters of credit and no commercial paper borrowings.

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

Energy Corp.’s and the Company’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions as experienced with the market turmoil in August 2007. As a result of the market turmoil in August 2007, Energy Corp. and the Company utilized borrowings under their revolving credit agreements. When the market returned to normal operations, Energy Corp. and the Company repaid the borrowings under their revolving credit agreements and began utilizing commercial paper in the commercial paper market. Pricing grids associated with the back-up lines of credit could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrades of the ratings of Energy Corp. or the Company would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes.

Unlike Energy Corp., the Company must obtain regulatory approval from the FERC in order to borrow on a short-term basis. The Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2007 and ending December 31, 2008.

8.	Retirement Plans and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to: (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity; and (ii) measure the fair value of the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements were effective for the year ended December 31, 2006 for the Company. The requirement to measure plan assets and benefit obligations at fair value as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

SFAS No. 158 also requires additional disclosures for defined benefit pension plans and other defined benefit postretirement plans.

The details of net periodic benefit cost of the pension plan (including the restoration of retirement income plan) and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan and
	Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Service cost	$3.5	$3.3	$10.4	$10.0
Interest cost	6.4	6.2	19.2	18.6
Return on plan assets	(8.7)	(7.6)	(25.9)	(22.8)
Amortization of net loss	2.3	3.3	6.5	10.0
Amortization of recognized prior service cost	1.2	1.2	3.5	3.5
Net periodic benefit cost (A)	$4.7	$6.4	$13.7	$19.3

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Service cost	$0.7	$0.6	$2.0	$1.9
Interest cost	2.6	2.5	7.8	7.5
Return on plan assets	(1.4)	(1.3)	(4.3)	(4.0)
Amortization of transition obligation	0.6	0.6	1.9	1.9
Amortization of net loss	1.4	1.9	4.1	5.6
Amortization of recognized prior service cost	0.4	0.4	1.2	1.1
Net periodic benefit cost	$4.3	$4.7	$12.7	$14.0

(A) In addition to the $13.7 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the nine months ended September 30, 2007, the Company also recognized an expense of approximately $2.3 million related to the change in the regulatory asset identified as Pension Plan Expenses in Note 1.

Pension Plan Funding

In the third quarter of 2007, Energy Corp. contributed approximately $10 million to its pension plan, of which approximately $7.7 million was allocated to the Company, for a total contribution of $50 million to its pension plan during 2007, of which approximately $38.3 million was allocated to the Company. No additional contributions are expected in 2007.

9.	Commitments and Contingencies

Except as set forth below and in Note 10, the circumstances set forth in Notes 13 and 14 to the Company’s Financial Statements included in the Company’s 2006 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Purchased Power

In March 2007, the Company issued a request for proposal for capacity and/or firm energy purchases for the summer periods of 2008 through 2010. Completion of the process is expected in the fourth quarter of 2007 and is subject to review by the OCC.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed for other legal costs on December 18, 2006. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. In compliance with the Tenth Circuit’s June 19, 2007 scheduling order, Grynberg filed an appellants’ opening brief on July 31, 2007. The appellees’ consolidated response brief is due on November 21, 2007. At this time, oral arguments are preliminarily scheduled during the week of May 12, 2008. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

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

Energy Corp. intends to vigorously defend this action. At this time, Energy Corp. is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to Enogex.

Calpine Corporation Bankruptcy

Calpine Corporation, Calpine Energy Services, L.P., and several other affiliates (collectively “Calpine”) voluntarily filed for Chapter 11 bankruptcy protection from creditors on December 20, 2005 (Case No. 05-60200 (BRL)) in the United States Bankruptcy Court, Southern District of New York. A Calpine-owned power generation plant in Oklahoma is contractually obligated to provide capacity and energy to the Company; however, the contract terminates on December 31, 2007. The Calpine plant also pays, through the Southwest Power Pool (“SPP”), for transmission services provided by the Company. The Company expects the capacity and energy arrangements to remain in effect until the end of 2007; however, whether Calpine will subsequently continue to require transmission services from the Company is unknown.

Environmental Laws and Regulations

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers. On May 31, 2006, the EPA issued a ruling which amended and clarified minor portions of the CAMR. The CAMR is currently subject to legal challenges. The CAMR requires reductions in mercury in two phases, Phase I beginning in 2010 and Phase II beginning in 2018. The CAMR includes a cap and trade program that will allow utilities to purchase mercury allowances (if available) rather than reduce emissions. It is anticipated that the Company will need to obtain allowances or reduce its mercury emissions in Phase II by approximately 70 percent. The CAMR requires each state to adopt the requirements of the federal rule into a state implementation plan. However, the CAMR does not preclude states from developing more stringent mercury reduction requirements. The state of Oklahoma has proposed to incorporate the EPA’s CAMR, along with the proposed mercury allowance allocations, into the state implementation program. The Company is currently participating in the state rulemaking process and anticipates the rulemaking to be completed in 2008. The proposed Oklahoma rule was delayed due to public objection to the proposed rule and uncertainty about the outcome of ongoing litigation of the CAMR at the federal level. Because rulemaking is in progress, the cost to install any mercury controls is uncertain at this time but is expected to be significant to meet Phase II requirements in 2018. The CAMR and the proposed state implementation plan will also require continuous monitoring of mercury emissions from the Company’s coal-fired boilers beginning in 2009. The cost of the monitoring equipment is estimated at approximately $6.0 million, which is expected to be incurred during years 2007 and 2008. At September 30, 2007, the Company has incurred approximately $3.6 million for the monitoring equipment. However, the cost of the monitoring systems could increase or decrease based on the technology being used in the equipment and related certification costs. The cost to comply with the CAMR monitoring requirements will be in addition to the cost of other emissions monitoring that is already in place pursuant to Title IV of the Clean Air Act Amendments of 1990.

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

The modeling did not support waivers for the affected units at the Seminole, Muskogee and Sooner generating stations. The Company submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of nitrogen oxide (“NOX”) controls on all three units. At the same time, the Company submitted a determination to the ODEQ that an alternative compliance plan for the affected units at the Muskogee and Sooner power plants will achieve overall greater visibility improvement than BART in the affected Class I areas and the alternative plan extends the timeline for compliance to 2018. The estimated cost for this alternative plan and the BART compliance plan for the Seminole power plant is approximately $470 million. The alternative compliance plan includes installing semi-dry scrubbers on three of four affected coal units and low NOX burner equipment on all four coal units. This alternative plan is subject to approval by the ODEQ and the EPA. The EPA provided a preliminary opinion to the ODEQ that the Company’s alternative compliance plan may not meet the requirements of the regional haze rules. The EPA recommended that the Company complete additional modeling supporting its alternative plan. The Company plans to spend approximately $0.2 million during 2007 related to the regional haze project. The cost to comply with the regional haze regulations could increase or decrease substantially based on the interpretation of the requirements by the ODEQ and the EPA, the availability of alternative control measures to achieve more cost effective visibility improvements, the availability of materials, labor force and the specific design criteria for the Company’s generating units. The Company expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company’s retail customers under House Bill 1910, which was enacted into law in May 2005.

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

Currently, the EPA has designated Oklahoma “in attainment” with the ambient standard for ozone. However, future elevated readings could lead to redefinition of these areas as non-attainment. Both Tulsa and Oklahoma City have entered into an “Early Action Compact” with the EPA whereby voluntary measures are required to be enacted to reduce ozone. This compact expires in December 2007. However, the EPA has proposed continuation through a similar program called Ozone Flex, in which both Oklahoma City and Tulsa are expected to participate. Currently, the EPA is reevaluating the current ozone standard and proposed further reductions in the ambient standard on September 20, 2007. The Company cannot predict the final outcome of this evaluation or its timing or affect on the Company’s operations.

Water

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. The Company has engaged a consultant who has developed the required documentation for four Company facilities. These documents were submitted to the state agency on December 7, 2005 for review and approval. The Company has also provided the state of Oklahoma with information and requests that, if approved by the state, may reduce the impact of the Section 316(b) rules on the Company. On January 25, 2007, a federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA. On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. In September 2007, the state of Oklahoma indicated that it is requiring a comprehensive demonstration study be submitted by January 8, 2008 for each affected facility. It is not clear what changes, if any, the EPA will ultimately make to the Section 316(b) rules or how those changes may affect the Company. Depending on the ultimate analysis and final determinations regarding the Section 316(b) rules and the Oklahoma comprehensive demonstration study, capital and/or operating costs may increase at any affected Company generating facility.

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

On June 7, 2007, the Company filed an application with the OCC supporting its compliance with the 2002 Settlement Agreement in which the Company stated that the acquisition of the McClain Plant provided savings to its Oklahoma customers in excess of $177 million over the three-year period of January 1, 2004 through December 31, 2006. In the event the OCC concludes that the Company is unable to demonstrate at least $75.0 million in savings to its customers during this 36-month period, the Company will be required to credit its Oklahoma customers any unrealized savings below $75.0 million. On October 31, 2007, a settlement agreement was reached with the parties in this matter that the Company provided at least $75.0 million in savings to its customers over the three-year period. A hearing is scheduled for November 1, 2007. The Company expects the OCC to issue an order by the end of 2007 in this matter.

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

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2005

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year. In October 2006, the OCC Staff filed an application for a review of the Company’s 2005 fuel adjustment clause. On July 12, 2007, the OCC Staff filed testimony that the Company was in compliance with its authorized fuel adjustment clause for calendar year 2005. A hearing was held in August 2007 and the OCC issued an order in September 2007 approving the fuel, purchased power and purchase gas adjustment clause cost recoveries for calendar year 2005.

Cogeneration Credit Rider

On September 17, 2004, the Company filed an application and testimony with the OCC requesting a cogeneration credit rider. The requested rider reduces cogeneration charges to customers because of decreasing cogeneration payments made by the Company beginning January 2005. The cogeneration credit rider is necessary because amounts currently recovered from customers in base rates include historically higher cogeneration payments. The Company’s cogeneration credit rider has been updated and approved by the OCC in December of each year through December 2006 and any over/under recovery of the cogeneration credit rider in the current year and prior periods has been automatically included in the next year’s rider. The Company’s current cogeneration credit rider expires December 31, 2007. The 2007 cogeneration credit rider, filed with the OCC, of approximately $80.7 million is partially offset by the prior year under recovery of approximately $2.5 million. The Company filed an application with the OCC in September 2007 to request a new cogeneration credit rider for years after 2007.

Wind Power Filing

In January 2007, the Company’s 120 MW Centennial wind farm was fully in service. From January 1, 2007 through September 30, 2007, the Company spent approximately $32.7 million related to the Centennial wind farm for total expenditures in 2006 and 2007 of approximately $203.7 million. The OCC previously issued its order approving a settlement agreement relating to the Centennial wind power contract and authorizing a recovery rider for up to $205 million in construction costs and allowance for funds used during construction. The settlement also indicated that the Company shall file for a general rate review during 2009 that will permit the OCC to issue an order no later than December 31, 2009 placing the Centennial wind farm in the Company’s rate base. Pursuant to the settlement agreement, the Company sent notice to the OCC on January 17, 2007 informing the OCC that the Centennial wind farm was operational, triggering the recovery rider for the first billing cycle in February 2007. The recovery rider is designed to recover the lower of a capped or actual revenue requirement including a return on equity of 10.75 percent. The Company expects the recovery rider to remain in effect through late 2009. Also, the rate order from the APSC discussed below allows for the recovery of the portion of the Centennial wind farm allocable to the Company’s customers in Arkansas.

Arkansas Rate Case Filing

On July 28, 2006, the Company filed with the APSC an application for an annual rate increase of approximately $13.5 million to recover, among other things, its investment in, and the operating expenses of, the McClain Plant, the Centennial wind power project and the costs of electric system expansion and upgrades based on a return on equity of 11.75 percent. On November 29, 2006, the Company reached a settlement with the other parties in this case for an annual rate increase of approximately $5.4 million. In the settlement agreement, the parties also agreed that the Company would be allowed to recover the full Arkansas portion of the Centennial wind farm. On January 5, 2007, the APSC approved the settlement and issued a rate order that provides for a $5.4 million annual increase in the Company’s electric rates and a 10.0 percent return on equity. The Arkansas rates became effective in February 2007.

FERC Audit

On May 29, 2006, the FERC notified the Company that it was commencing an audit to determine whether and how the Company is complying with: (i) its Open Access Transmission Tariff; (ii) requirements of its market-based rate authorization; (iii) Standards of Conduct and Open Access Same-Time Information System; and (iv) wholesale fuel adjustment clause tariff and other requirements contained in the FERC regulations. Over the past several years, the FERC has conducted numerous audits of utilities across the country to ensure regulatory compliance. On June 29, 2007, the FERC issued its final audit report. In its report, the FERC made a limited set of findings and recommended certain actions that the Company has implemented. Among its findings, the FERC concluded that the Company did not make the appropriate refunds to certain wholesale customers subsequent to the OCC issuing an order changing the amount of storage costs in the Company’s gas transportation and storage agreement with Enogex that are recoverable from Oklahoma retail customers. As a result, the Company recomputed billings made after May 2003 to certain wholesale customers and issued refunds in accordance with the FERC regulations. The total amount of the refunds was approximately $1.0 million, including interest, which the Company had fully reserved on its books in December 2006.

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

Pending Regulatory Matters

Cancelled Red Rock Power Plant

On September 10, 2007, the OCC denied the Company and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock power plant project. The plant, which was to be built at the Company’s Sooner plant site, was to be 42 percent owned by the Company, 50 percent owned by PSO and eight percent owned by the Oklahoma Municipal Power Authority (“OMPA”). The OCC’s Administrative Law Judge (“ALJ”) had previously reviewed the proposal and supported the project. However, final approval rested with the three OCC commissioners. On October 11, 2007, the OCC issued an order verifying their September 10, 2007 recommendation to deny the request for pre-approval of the proposed Red Rock power plant project. As a result, on October 11, 2007, the Company, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At September 30, 2007, the Company has incurred approximately $17.6 million of capitalized costs associated with the Red Rock power plant project. The Company expects to file an application with the OCC requesting authorization to defer and propose a plan for recovery of approximately $15.4 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project that are currently reflected in Deferred Charges and Other Assets on the Company’s Condensed Balance Sheets. If the request for deferral is not approved, the deferred costs will be expensed. The Company is considering various options to meet its service territory’s power needs in the future.

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2006

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year. In September 2007, the OCC Staff filed an application for a prudence review of the Company’s 2006 fuel adjustment clause. The Company is required to provide minimum filing requirements (“MFR”) within 60 days of the application; however, the Company has requested an extension to file the MFR’s in January 2008. In October 2007, the ALJ recommended approval of the Company’s request for an extension of time to file the MFR’s. The Company received an order approving the extension from the OCC in October 2007. A procedural schedule has not yet been issued in this matter.

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

On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company’s control area (instead of only to sales sinking to load within the Company’s control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006 and August 25, 2006, pursuant to a FERC March 20, 2006 order, the Company and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into the wholesale markets administered by the SPP at market-based rates. The FERC has not yet acted on the Company’s April 20, 2006, July 25, 2006 or August 25, 2006 filings. On February 6, 2007, the Company and OERI submitted to the FERC a change in status report notifying the FERC that the Company has placed into service the Company’s Centennial wind farm, a wind farm with a nameplate capacity rating of 120 MW. The Company and OERI explained that adding this capacity was not material to the FERC’s grant of market-based rate status to the Company and OERI. On March 9, 2007, the FERC accepted the Company’s and OERI’s change of status filing. On June 21, 2007, the FERC issued a final rule codifying and revising standards for market-based rate sales of electric energy, capacity and ancillary services. This final rule clarifies the scope of the mitigation applicable to sales within the Company’s control area. The Company began complying with the final rule and must formally incorporate certain provisions into its market-based rate tariff the next time the Company proposes a tariff change, makes a change in status filing or submits an updated market power analysis.

North American Electric Reliability Council

The Energy Policy Act of 2005 gave the FERC authority to establish mandatory electric reliability rules enforceable with monetary penalties. The FERC has approved the North American Electric Reliability Council (“NERC”) as the Electric Reliability Organization for North America and delegated to it the development and enforcement of electric transmission reliability rules. On April 19, 2007, the FERC approved the SPP as a Regional Entity whose primary function is to review and enforce compliance of reliability standards with all registered entities in the region. In March 2007, the FERC approved mandatory NERC reliability standards which became effective June 18, 2007. The Company recently completed a NERC audit and expects a report to be issued by the NERC in November 2007. The Company is subject to a NERC readiness evaluation and compliance audit every three years. The next compliance audit is scheduled for 2008 and the next readiness evaluation is scheduled for 2010.

National Legislative Initiatives

In June 2007, the United States Senate approved a bill that largely focused on increasing energy efficiency standards for the use of electricity in appliances, residential and commercial buildings. Also, the United States House of Representatives is currently discussing a bill addressing, among other things, smart grid development, increased use of cogeneration, extension of tax credits for renewable energy generation such as wind and solar, tax incentives for plug in hybrid vehicle development and accelerated depreciation for investment in smart meters.

State Legislative Initiatives

In the 2007 legislative session, a bill was introduced in the Oklahoma legislature which proposed that electric utilities record fuel or natural gas removed from storage using the weighted-average cost method of accounting for inventory. Historically, the Company has used the last-in, first-out method of accounting for inventory removed from storage. This bill passed the legislature and was signed into law on June 5, 2007 and is effective January 1, 2008. Management does not believe the impact of this accounting change will be material to its financial position and results of operations. The Company filed an application with the OCC in September 2007 to address the accounting issues for the change in accounting for fuel inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company is subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (the “APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly owned subsidiary of OGE Energy Corp. (“Energy Corp.”), which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

Wind Power Initiative

On October 30, 2007, the Company announced its goal to increase its wind power generation over the next four years from its current 170 megawatts (“MW”) to 770 MW’s. The Company also announced its desire to begin building a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma in early 2008 and then eventually to extend the line from Woodward to Guymon, Oklahoma in the Oklahoma Panhandle. This high-capacity transmission line would be necessary for OG&E and others to deliver wind-generated power from western and northwestern Oklahoma to the rest of Oklahoma and other states. The Company has also previously committed to the Southwest Power Pool (“SPP”) to build the Oklahoma portion of the western half of the SPP “X-Plan”. The western half of the X-Plan includes transmission lines from Woodward to Tuco, Texas and from Woodward to Spearville, Kansas. The increase in wind power generation and the building of the transmission lines would be subject to numerous regulatory and other approvals, including appropriate regulatory treatment from the OCC and, in the case of the transmission lines, the SPP.

Overview

Summary of Operating Results

Quarter ended September 30, 2007 as compared to quarter ended September 30, 2006

The Company reported net income of approximately $109.0 million and $107.4 million, respectively, during the three months ended September 30, 2007 and 2006, an increase of approximately $1.6 million. The increase was primarily due to lower interest expense and lower income tax expense. These increases were partially offset by higher operating expenses, higher depreciation expense, higher net other expense and a lower gross margin on revenues (“gross margin”) from significantly cooler weather in the Company’s service territory and an amended tariff filed with the OCC partially offset by new rates implemented during 2007.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

The Company reported net income of approximately $146.0 million and $150.3 million, respectively, during the nine months ended September 30, 2007 and 2006, a decrease of approximately $4.3 million. The decrease was primarily due to higher depreciation expense and a lower gross margin from significantly cooler weather in the Company’s service territory and an amended tariff filed with the OCC partially offset by new rates implemented during 2007. These decreases were partially offset by lower net other expense and lower income tax expense.

2007 Outlook

Energy Corp.’s 2007 earnings guidance remains $213 million to $231 million of income from continuing operations, or $2.30 to $2.50 per diluted share, with the Company’s earnings guidance being between $138 million and $147 million. Key factors and assumptions underlying this guidance include:

•	Normal weather patterns are experienced for the remainder of the year;
•	Gross margin on weather-adjusted, retail electric sales increases approximately two percent compared to 2006;
•	The 120 MW wind farm (“Centennial”) rider increase of approximately $18 million;
•	Arkansas rate increase of approximately $5 million;
•	Operating expenses increase approximately $24 million compared to 2006 primarily due to higher employee costs and higher depreciation;

•	Interest expense increases approximately $6 million compared to 2006 primarily due to higher levels of long-term and short-term debt;
•	Tax credit of approximately $9 million associated with the Centennial wind farm; and
•	Capital expenditures for investment in the Company’s generation, transmission and distribution system are approximately $358 million in 2007.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three and nine months ended September 30, 2007 as compared to the same period in 2006 and the Company’s financial position at September 30, 2007. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
Operating income	$ 178.7	$ 195.5	$ 261.3	$ 294.1
Net income	$ 109.0	$ 107.4	$ 146.0	$ 150.3

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues	$ 633.2	$ 608.7	$ 1,403.8	$ 1,427.4
Cost of goods sold	326.9	293.6	764.1	760.9
Gross margin on revenues	306.3	315.1	639.7	666.5
Other operation and maintenance	78.5	74.1	230.8	233.8
Depreciation	35.3	32.5	105.3	98.8
Taxes other than income	13.8	13.0	42.3	39.8
Operating income	178.7	195.5	261.3	294.1
Interest income	---	0.3	---	1.7
Allowance for equity funds used during construction	0.3	2.3	0.7	2.5
Other income	1.2	0.2	3.9	---
Other expense	3.3	0.3	5.1	9.0
Interest expense	16.0	21.0	48.1	46.2
Income tax expense	51.9	69.6	66.7	92.8
Net income	$ 109.0	$ 107.4	$ 146.0	$ 150.3
Operating revenues by classification
Residential	$ 263.9	$ 273.8	$ 551.3	$ 584.6
Commercial	156.9	146.9	341.2	347.0
Industrial	68.9	62.9	165.7	172.9
Oilfield	41.3	37.8	103.7	103.5
Street light	2.2	3.1	6.9	9.3
Public authorities	58.9	54.0	130.0	128.8
Sales for resale	19.9	20.5	49.5	51.4
Provision for rate refund	---	---	0.1	---
System sales revenues	612.0	599.0	1,348.4	1,397.5
Off-system sales revenues	12.9	1.2	33.3	2.3
Other	8.3	8.5	22.1	27.6
Total operating revenues	$ 633.2	$ 608.7	$ 1,403.8	$ 1,427.4
MWH (A) sales by classification (in millions)
Residential	2.9	3.0	6.7	6.9
Commercial	1.9	1.8	4.8	4.8
Industrial	1.1	1.2	3.2	3.4
Oilfield	0.7	0.7	2.1	2.0
Street light	0.1	0.1	0.1	0.1
Public authorities	0.8	0.7	2.2	2.1
Sales for resale	0.4	0.5	1.1	1.2
System sales	7.9	8.0	20.2	20.5
Off-system sales revenues	---	---	0.6	---
Total sales	7.9	8.0	20.8	20.5
Number of customers	762,009	754,447	762,009	754,447
Average cost of energy per KWH (B) - cents
Natural gas	6.296	6.684	6.904	6.914
Coal	1.143	1.141	1.118	1.115
Total fuel	3.412	3.053	3.031	3.122
Total fuel and purchased power	3.715	3.397	3.397	3.443
Degree days (C)
Heating - Actual	---	10	1,926	1,596
Heating - Normal	29	29	2,228	2,228
Cooling - Actual	1,435	1,508	2,080	2,391
Cooling - Normal	1,295	1,295	1,850	1,850

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

Quarter ended September 30, 2007 as compared to quarter ended September 30, 2006

The Company’s operating income decreased approximately $16.8 million during the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to a lower gross margin, which is operating revenues less cost of goods sold, higher operating expenses and higher depreciation expense.

Gross Margin

Gross margin was approximately $306.3 million during the three months ended September 30, 2007 as compared to approximately $315.1 million during the same period in 2006, a decrease of approximately $8.8 million, or 2.8 percent. The gross margin decreased primarily due to:

•

cooler weather in the Company’s service territory resulting in an approximate 4.8 percent decrease in cooling degree days compared to the third quarter of 2006, which decreased the gross margin by approximately $10.8 million;

•

the Company’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by the Company’s 2005 rate order, which caused the gross margin to be approximately $5.9 million lower than the third quarter of 2006 (see Note 1 of Notes to Financial Statements in the Company’s 2006 Annual Report on Form 10-K (“2006 Form 10-K”) for a further discussion); and

•	price variance due to sales and customer mix, which decreased the gross margin by approximately $4.4 million.

These decreases in the gross margin were partially offset by:

•	higher rates from the Company’s Centennial wind farm rider, security rider and Arkansas rate case, which increased the gross margin by approximately $8.7 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $3.1 million; and
•	higher capacity and related charges associated with customers in the Company’s service territory, which increased the gross margin by approximately $1.2 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power, and transmission related charges. Fuel expense was approximately $231.2 million during the three months ended September 30, 2007 as compared to approximately $225.5 million during the same period in 2006, an increase of approximately $5.7 million, or 2.5 percent, primarily due to increased natural gas generation in 2007 partially offset by lower natural gas prices and decreased coal generation in 2007. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were approximately $95.2 million during the three months ended September 30, 2007 as compared to approximately $68.1 million during the same period in 2006, an increase of approximately $27.1 million, or 39.8 percent. This increase was primarily due to the Company’s entrance into the energy imbalance service market on February 1, 2007 (see Note 10 of Notes to Condensed Financial Statements for a further discussion).

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to the Company’s customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays to Enogex Inc. and its subsidiaries.

Operating Income

Other operation and maintenance expenses were approximately $78.5 million during the three months ended September 30, 2007 as compared to approximately $74.1 million during the same period in 2006, an increase of approximately $4.4 million, or 5.9 percent. The increase in other operation and maintenance expenses was primarily due to:

•	an increase in outside services expense of approximately $2.1 million;
•	an increase in materials and supplies expense of approximately $1.1 million; and
•	an increase of fees and permits of approximately $0.9 million primarily due to an increase in SPP fees.

Depreciation expense was approximately $35.3 million during the three months ended September 30, 2007 as compared to approximately $32.5 million during the same period on 2006, an increase of approximately $2.8 million, or 8.6 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Additional Information

Allowance for equity funds used during construction. Allowance for equity funds used during construction was approximately $0.3 million during the three months ended September 30, 2007 as compared to approximately $2.3 million during the same period in 2006, a decrease of approximately $2.0 million, or 86.7 percent, primarily due to construction costs for the Centennial wind farm that exceeded the average daily short-term borrowings in 2006.

Other Income. Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $1.2 million during the three months ended September 30, 2007 as compared to approximately $0.2 million during the same period in 2006, an increase of approximately $1.0 million, primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan.

Interest Expense. Interest expense was approximately $16.0 million during the three months ended September 30, 2007 as compared to approximately $21.0 million during the same period in 2006, a decrease of approximately $5.0 million, or 23.8 percent. The decrease in interest expense was primarily due to decreased interest of approximately $7.3 million due to the one-time recognition of interest expense and related amortization of interest expense associated with a certain water storage agreement in 2006. This decrease in interest expense was partially offset by:

•	increased interest of approximately $0.9 million due to an increased amount of financing with the holding company for daily operational needs and higher interest rates;
•

additional interest expense related to income taxes as a result of guidelines issued by the Internal Revenue Service (“IRS) related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $0.4 million; and

•	increased interest of approximately $0.4 million associated with the interest due to customers related to the fuel over recovery balance during the three months ended September 30, 2007.

Income Tax Expense. Income tax expense was approximately $51.9 million during the three months ended September 30, 2007 as compared to approximately $69.6 million during the same period in 2006, a decrease of approximately $17.7 million, or 25.4 percent, primarily due to lower pre-tax income and renewable energy tax credits for which the Company became eligible in 2007 on the wind power production from its Centennial wind farm.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

The Company’s operating income decreased approximately $32.8 million during the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to a lower gross margin, higher depreciation expense and higher taxes other than income partially offset by lower operating expenses.

Gross Margin

Gross margin was approximately $639.7 million during the nine months ended September 30, 2007 as compared to approximately $666.5 million during the same period in 2006, a decrease of approximately $26.8 million, or 4.0 percent. The gross margin decreased primarily due to:

•

cooler weather in the Company’s service territory resulting in an approximate 13.0 percent decrease in cooling degree days compared to the first nine months of 2006, which decreased the gross margin by approximately $25.7 million;

•

the Company’s filing of amended tariffs with the OCC in January 2007 to cease collection of additional fuel-related revenues that were not intended by the Company’s 2005 rate order, which caused the gross margin to be approximately $21.4 million lower than the first nine months of 2006 (see Note 1 of Notes to Financial Statements in the Company’s 2006 Form 10-K for a further discussion); and

•	price variance due to sales and customer mix, which decreased the gross margin by approximately $5.8 million.

These decreases in the gross margin were partially offset by:

•	higher rates from the Centennial wind farm rider, security rider and Arkansas rate case, which increased the gross margin by approximately $19.3 million; and
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $7.1 million.

Fuel expense was approximately $568.0 million during the nine months ended September 30, 2007 as compared to approximately $585.5 million during the same period in 2006, a decrease of approximately $17.5 million, or 3.0 percent, primarily due to decreased natural gas generation in 2007 partially offset by a gain recognized from the sale of sulfur dioxide allowances of approximately $8.9 million in 2006. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were approximately $195.6 million during the nine months ended September 30, 2007 as compared to approximately $175.4 million during the same period in 2006, an increase of approximately $20.2 million, or 11.5 percent. This increase was primarily due to the Company’s entrance into the energy imbalance service market on February 1, 2007 (see Note 10 of Notes to Condensed Financial Statements for a further discussion).

Operating Income

Other operation and maintenance expenses were approximately $230.8 million during the nine months ended September 30, 2007 as compared to approximately $233.8 million during the same period in 2006, a decrease of approximately $3.0 million, or 1.3 percent. The decrease in other operation and maintenance expenses was primarily due to:

•	a decrease in professional services expense of approximately $2.1 million primarily due to lower legal expenses;
•	lower salaries, wages and other employee benefits expense of approximately $1.5 million; and
•	an additional accrual of approximately $2.2 million due to a settlement of legal claim in 2006.

These decreases in other operating and maintenance expenses were partially offset by higher outside services expense of approximately $3.4 million.

Depreciation expense was approximately $105.3 million during the nine months ended September 30, 2007 as compared to approximately $98.8 million during the same period in 2006, an increase of approximately $6.5 million, or 6.6 percent, primarily due to the Centennial wind farm being placed in service during January 2007.

Taxes other than income were approximately $42.3 million during the nine months ended September 30, 2007 as compared to approximately $39.8 million in 2006, an increase of approximately $2.5 million, or 6.3 percent, primarily due to increased ad valorem tax accruals.

Additional Information

Interest Income. There was no interest income during the nine months ended September 30, 2007 as compared to approximately $1.7 million during the same period in 2006. The decrease was primarily due to interest income earned on fuel under recoveries during the nine months ended September 30, 2006 while there was a fuel over recovery balance during the same period in 2007.

Allowance for equity funds used during construction. Allowance for equity funds used during construction was approximately $0.7 million during the nine months ended September 30, 2007 as compared to approximately $2.5 million during the same period in 2006, a decrease of approximately $1.8 million, or 72.0 percent, primarily due to construction costs for the Centennial wind farm that exceeded the average daily short-term borrowings in 2006.

Other Income. Other income was approximately $3.9 million during the nine months ended September 30, 2007. There was no other income during the same period in 2006. The increase in other income was primarily due to an increase in income related to the guaranteed flat bill tariff during 2007 resulting from more customers participating in this plan.

Other Expense. Other expense was approximately $5.1 million during the nine months ended September 30, 2007 as compared to approximately $9.0 million during the same period in 2006, a decrease of approximately $3.9 million, or 43.3 percent, primarily due to a loss on the retirement of fixed assets in 2006.

Interest Expense. Interest expense was approximately $48.1 million during the nine months ended September 30, 2007 as compared to approximately $46.2 million during the same period in 2006, an increase of approximately $1.9 million, or 4.1 percent. The increase in interest expense was primarily due to:

•	increased interest of approximately $2.7 million associated with the interest due to customers related to the fuel over recovery balance during the nine months ended September 30, 2007;
•

additional interest expense related to income taxes as a result of guidelines issued by the IRS related to a change in the method of accounting used to capitalize costs for self-construction for income tax purposes only of approximately $2.2 million;

•	increased interest of approximately $1.4 million due to a decrease in the allowance for borrowed funds used during construction;
•	increased interest of approximately $1.4 million due to an increased amount of financing with the holding company for daily operational needs and higher interest rates; and
•	increased interest of approximately $0.5 million on customer deposits due to higher deposit balance and higher rates.

These increases in net interest expense were partially offset by decreased interest of approximately $7.0 million due to the one-time recognition of interest expense and related amortization of interest expense associated with a certain water storage agreement in 2006.

Income Tax Expense. Income tax expense was approximately $66.7 million during the nine months ended September 30, 2007 as compared to approximately $92.8 million during the same period in 2006, a decrease of approximately $26.1 million, or 28.1 percent, primarily due to lower pre-tax income and renewable energy tax credits for which the Company became eligible in 2007 on the wind power production from the Company’s Centennial wind farm.

Financial Condition

The balance of Accounts Receivable was approximately $204.7 million and $138.2 million at September 30, 2007 and December 31, 2006, respectively, an increase of approximately $66.5 million, or 48.1 percent, primarily due to an increase in the Company’s billings to its customers reflecting higher seasonal sales in September 2007 as compared to December 2006.

The balance of Construction Work in Progress was approximately $100.4 million and $177.2 million at September 30, 2007 and December 31, 2006, respectively, a decrease of approximately $76.8 million, or 43.3 percent, primarily due to the Company’s Centennial wind farm being placed in service during January 2007 partially offset by various distribution and transmission projects.

The balance of Other Deferred Charges and Other Assets was approximately $31.2 million and $17.5 million at September 30, 2007 and December 31, 2006, respectively, an increase of approximately $13.7 million, or 78.3 percent, primarily due to deferral of capitalized costs associated with the cancelled Red Rock power plant project.

The balance of Fuel Clause Over Recoveries was approximately $35.1 million and $96.3 million at September 30, 2007 and December 31, 2006, respectively, a decrease of approximately $61.2 million, or 63.6 percent. The decrease in fuel clause over recoveries was due to the fact that the amount billed to the Company’s customers during the nine months ended September 30, 2007 was less than the Company’s cost of fuel. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel costs in periods of rising prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under or over recovery.

The balance of Advances from Parent was approximately $279.1 million and $102.1 million at September 30, 2007 and December 31, 2006, respectively, an increase of approximately $177.0 million primarily due to borrowings to fund dividend payments, pension plan funding and daily operational needs of the Company.

The balance of Accrued Pension and Benefit Obligations was approximately $137.8 million and $173.1 million at September 30, 2007 and December 31, 2006, respectively, a decrease of approximately $35.3 million, or 20.4 percent, primarily due to pension plan contributions during 2007.

The balance of Accrued Removal Obligations, Net was approximately $141.7 million and $125.5 million at September 30, 2007 and December 31, 2006, respectively, an increase of approximately $16.2 million, or 12.9 percent, primarily due to depreciation on cost of removal and highway billing projects.

Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s 2006 Form 10-K.

Heat Pump Loans

In December 2002, the Company sold approximately $8.5 million of its heat pump loans in a securitization transaction through OGE Consumer Loan 2002, LLC. In August 2007, the Company repurchased the outstanding heat pump loan balance of approximately $0.6 million. There was no gain or loss associated with the repurchase of the heat pump loans.

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

Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2007	2006
Net cash provided from operating activities	$ 172.1	$ 336.1
Net cash used in investing activities	(263.5)	(278.7)
Net cash provided from (used in) financing activities	91.4	(56.8)

The reduction of approximately $164.0 million in net cash provided from operating activities during the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily related to lower fuel recoveries from Company customers and changes to other working capital. The decrease in net cash used in investing activities of approximately $15.2 million during the nine months ended September 30, 2007 as compared to the same period in 2006 related to lower levels of capital expenditures. The increase in net cash provided from financing activities of approximately $148.2 million during the nine months ended September 30, 2007 as compared to the same period in 2006 related primarily to higher levels of short-term debt and lower levels of dividends paid to Energy Corp. on the Company’s common stock owned by Energy Corp., partially offset by reduced amounts related to the issuance of long-term debt.

Future Capital Requirements

Capital Expenditures

The Company’s current 2007 to 2012 construction program includes continued investment in its distribution, generation and transmission system. The Company’s current estimates of capital expenditures for 2007 through 2012 are approximately $358.0 million, $338.6 million, $376.2 million, $448.9 million, $438.6 million and $455.6 million, respectively. These capital expenditures exclude any expenditures related to the Company’s wind power initiative discussed earlier.

Pension Plan Funding

In the third quarter of 2007, Energy Corp. contributed approximately $10 million to its pension plan, of which approximately $7.7 million was allocated to the Company, for a total contribution of $50 million to its pension plan during 2007, of which approximately $38.3 million was allocated to the Company. No additional contributions are expected in 2007.

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

Issuance of Long-Term Debt

The Company expects to issue long-term debt during the fourth quarter of 2007 to fund capital expenditures and for working capital purposes.

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. In December 2006, Energy Corp. and the Company increased their aggregate available borrowing capacity under their revolving credit agreements from $750.0 million to $1.0 billion, $600 million for Energy Corp. and $400 million for the Company. At September 30, 2007, Energy Corp. had approximately $158.3 million in outstanding commercial paper borrowings. Also, the Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2007 and ending December 31, 2008. See Note 7 of Notes to Condensed Financial Statements for a discussion of Energy Corp.’s and the Company’s short-term debt activity.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material affect on the Company’s Condensed Financial Statements. However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with Energy Corp.’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Form 10-K.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006 and Grynberg filed his notice of appeal with the District Court of Wyoming. The defendants filed for other legal costs on December 18, 2006. The defendants filed motions for attorneys’ fees regarding issues of liability and Rule 11 motions on January 8, 2007. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. Grynberg has also filed appeals with the Tenth Circuit Court of Appeals. In compliance with the Tenth Circuit’s June 19, 2007 scheduling order, Grynberg filed an appellants’ opening brief on July 31, 2007. The appellees’ consolidated response brief is due on November 21, 2007. At this time, oral arguments are preliminarily scheduled during the week of May 12, 2008. The Company intends to vigorously defend this action. At this time, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

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

Energy Corp. intends to vigorously defend this action. At this time, Energy Corp. is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to Enogex.

3.          In Ronald A. Katz Technology Licensing, L.P. v. OGE Energy Corp., et al. (United States W.D. Okla. 2007) (Civil Action No. 5:07-CV-00650-C), Ronald A. Katz Technology Licensing, L.P. (“RAKTL”) sued Energy Corp. and the Company on June 7, 2007 for patent infringement. RAKTL alleges that the Company, by operating automated telephone systems that allow the Company’s customers to access account information, sign-up for new service, transfer service, arrange for an installment payment plan, make a payment on an account, request a duplicate bill, report an electricity outage, and perform various other functions, has infringed 13 of RAKTL’s patents and continues to infringe four of RAKTL’s patents. RAKTL seeks unspecified damages resulting from the Company’s alleged infringement, including treble damages, as well as a permanent injunction enjoining the Company from continuing the alleged infringement. RAKTL has previously filed similar actions against numerous companies and these previously filed cases have been consolidated pursuant to MDL proceedings in the United States District Court for the Central District of California. The Judicial Panel on MDL issued a conditional transfer order on June 20, 2007, consolidating this case with the currently pending MDL proceedings, In re Katz Interactive Call Processing Patent Litigation Case No. MDL-1816. On July 31, 2007, the MDL Panel’s conditional transfer was filed in the United States District Court for the Central District of California. This filing affected the transfer of the Company’s case, pending before the United States District Court for the Western District of Oklahoma, to the United States District Court for the Central District of California. On August 15, 2007, the Western District of Oklahoma Court entered the order transferring the Company’s case to the Central District of California Court and the Oklahoma Court closed its file on same date. On September 12, 2007, RAKTL filed its reply to the counterclaims of the Company defendants in the Central District of California. On September 26, 2007, the United States District Court for the Central District of California issued its order for an initial conference which was held on October 30, 2007. While the Company cannot predict the outcome of this lawsuit at this time, the Company intends to vigorously defend this case and believes that its ultimate resolution will not be material to the Company’s financial position or results of operations.

Item 1A. Risk Factors.

Except as discussed below, there have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2006 Form 10-K.

Due to the October 11, 2007 OCC order denying the request for pre-approval of the proposed Red Rock power plant project and the resulting termination of the project, the risk factor captioned “We may incur additional costs or delays in power plant construction and may not be able to recover our investment.” is modified as follows:

We have incurred costs in connection with the Red Rock power plant project that has been terminated and we may not be able to fully recover those costs.

On September 10, 2007, the OCC denied the Company and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock power plant project. The plant, which was to be built at the Company’s Sooner plant site, was to be 42 percent owned by the Company, 50 percent owned by PSO and eight percent owned by the Oklahoma Municipal Power Authority (“OMPA”). As a result of the denial for pre-approval, the Company, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At September 30, 2007, the Company has incurred approximately $17.6 million of capitalized costs associated with the Red Rock power plant project. The Company expects to file an application with the OCC requesting authorization to defer and propose a plan for recovery of approximately $15.4 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project. If the request for deferral is not approved, the deferred costs will be expensed.

Item 5. Other Information.

As previously reported, Mr. Steven E. Moore, the Company’s Chairman of the Board and Chief Executive Officer (“CEO”), died on September 22, 2007, and immediately thereafter, Mr. Peter Delaney was appointed as Chairman of the Board, President and CEO to succeed Mr. Moore. Mr. Delaney previously had served as President and Chief Operating Officer of the Company. Also, as previously reported, Mr. Dan Harris, formerly the Company’s Senior Vice President – Unregulated Business, was appointed Senior Vice President and Chief Operating Officer of the Company. At the October 16, 2007 meeting of the Company’s Compensation Committee of its Board of Directors, effective as of October 1, 2007, and in recognition of the increased level of responsibilities, the annual salary of Mr. Delaney was increased from $531,000 to $775,000 and the annual salary of Mr. Harris was increased from $305,000 to $510,000. No change was made to other components of their compensation.

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

November 1, 2007

Exhibit 31.01

CERTIFICATIONS

I, Peter B. Delaney, certify that:

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

Date:  November 1, 2007

/s/ Peter B. Delaney
Peter B. Delaney
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

Date:  November 1, 2007

/s/ James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer

Exhibit 32.01

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Oklahoma Gas and Electric Company (the “Company”) on Form 10-Q for the period ended September 30, 2007, as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 1, 2007

/s/	Peter B. Delaney
Peter B. Delaney
Chairman of the Board, President and
Chief Executive Officer

/s/	James R. Hatfield
James R. Hatfield
Senior Vice President and
Chief Financial Officer