Form 10-Q
period 2008-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2008-05-07
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At March 31, 2008, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

i

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” in Oklahoma Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	general economic conditions, including the availability of credit, actions of rating agencies and their impact on capital expenditures;
•	Oklahoma Gas and Electric Company’s (the “Company”), a wholly-owned subsidiary of OGE Energy Corp. (“OGE Energy”), and OGE Energy’s ability to obtain financing on favorable terms;
•	prices and availability of electricity, coal and natural gas;
•	business conditions in the energy industry;
•	competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company;
•	unusual weather;
•	availability and prices of raw materials for current and future construction projects;
•

federal or state legislation and regulatory decisions (including the approval of regulatory filings related to the proposed acquisition of the Redbud power plant) and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters the Company’s markets;

•	environmental laws and regulations that may impact the Company’s operations;
•	changes in accounting standards, rules or guidelines;
•

the discontinuance of regulated accounting principles under Financial Accounting Standards Board (“FASB”)  Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”;

•	creditworthiness of suppliers, customers and other contractual parties; and
•

other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission (“SEC”) including those listed in Item “1A. Risk Factors” and in Exhibit 99.01 to the Company’s 2007 Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008	2007

OPERATING REVENUES	$386.4	$340.7

COST OF GOODS SOLD (exclusive of depreciation shown below)	240.6	199.9
Gross margin on revenues	145.8	140.8
Other operation and maintenance	94.3	74.2
Depreciation	36.3	35.4
Taxes other than income	15.9	15.2

OPERATING INCOME (LOSS)	(0.7)	16.0

OTHER INCOME (EXPENSE)
Interest income	0.3	---
Other income	2.3	1.3
Other expense	(0.7)	(0.6)
Net other income	1.9	0.7

INTEREST EXPENSE
Interest on long-term debt	14.5	12.7
Allowance for borrowed funds used during construction	(0.7)	(0.6)
Interest on short-term debt and other interest charges	5.7	3.5
Interest expense	19.5	15.6

INCOME (LOSS) BEFORE TAXES	(18.3)	1.1

INCOME TAX BENEFIT	(7.0)	(0.8)

NET INCOME (LOSS)	$(11.3)	$1.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In millions)	2008	2007

ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.0 and $3.4, respectively	$124.6	$134.9
Accrued unbilled revenues	37.2	45.7
Fuel inventories	55.1	44.3
Materials and supplies, at average cost	64.1	59.9
Gas imbalances	---	0.1
Accumulated deferred tax assets	11.6	11.4
Fuel clause under recoveries	30.1	27.3
Prepayments	3.8	3.8
Other	1.1	4.2
Total current assets	327.6	331.6

OTHER PROPERTY AND INVESTMENTS, at cost	3.1	3.1

PROPERTY, PLANT AND EQUIPMENT
In service	5,428.6	5,363.1
Construction work in progress	91.7	112.4
Total property, plant and equipment	5,520.3	5,475.5
Less accumulated depreciation	2,252.8	2,241.9
Net property, plant and equipment	3,267.5	3,233.6

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	17.1	17.4
Regulatory asset - SFAS 158	170.5	174.6
McClain Plant deferred expenses	10.9	12.4
Unamortized loss on reacquired debt	18.6	18.9
Unamortized debt issuance costs	8.2	6.4
Other	73.9	76.9
Total deferred charges and other assets	299.2	306.6

TOTAL ASSETS	$3,897.4	$3,874.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	December 31,
(In millions)	2008	2007

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Short-term debt	$186.6	$0.8
Accounts payable - affiliates	13.1	10.5
Accounts payable - other	115.3	164.3
Advances from parent	79.9	348.0
Customer deposits	54.3	53.6
Accrued taxes	14.6	24.9
Accrued interest	16.2	21.5
Accrued compensation	14.9	28.8
Price risk management	---	1.7
Fuel clause over recoveries	4.2	4.2
Other	17.8	17.6
Total current liabilities	516.9	675.9

LONG-TERM DEBT	1,042.3	843.4

COMMITMENTS AND CONTINGENCIES (NOTE 10)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	120.0	118.1
Accumulated deferred income taxes	625.2	633.0
Accumulated deferred investment tax credits	20.8	22.0
Accrued removal obligations, net	141.1	139.7
Other	19.1	19.5
Total deferred credits and other liabilities	926.2	932.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.4	665.4
Retained earnings	746.6	757.9
Total stockholder’s equity	1,412.0	1,423.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,897.4	$3,874.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated
		Premium		Other
	Common	on Capital	Retained	Comprehensive
(In millions)	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2006	$100.9	$564.5	$656.0	$0.6	$1,322.0
Comprehensive income
Net income for first quarter of 2007	---	---	1.9	---	1.9
Other comprehensive income, net of tax
Deferred hedging losses (($1.0) pre-tax)	---	---	---	(0.6)	(0.6)
Other comprehensive loss	---	---	---	(0.6)	(0.6)
Comprehensive income (loss)	---	---	1.9	(0.6)	1.3
Dividends declared on common stock	---	---	(20.9)	---	(20.9)
FIN No. 48 adoption (($6.2) pre-tax)	---	---	(3.8)	---	(3.8)

Balance at March 31, 2007	$100.9	$564.5	$633.2	$ ---	$1,298.6

Balance at December 31, 2007	$100.9	$564.5	$757.9	$ ---	$1,423.3
Comprehensive income
Net loss for first quarter of 2008	---	---	(11.3)	---	(11.3)
Comprehensive income	---	---	(11.3)	---	(11.3)

Balance at March 31, 2008	$100.9	$564.5	$746.6	$ ---	$1,412.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(11.3)	$1.9
Adjustments to reconcile net income (loss) to net cash (used in) provided from operating activities
Depreciation		36.3	35.4
Deferred income taxes and investment tax credits, net		(8.8)	(1.0)
Price risk management assets		---	0.9
Price risk management liabilities		(1.7)	---
Other assets		8.5	7.8
Other liabilities		(4.9)	(1.6)
Change in certain current assets and liabilities
Accounts receivable, net		10.3	17.6
Accrued unbilled revenues		8.5	5.5
Fuel, materials and supplies inventories		(15.0)	(5.5)
Gas imbalance assets		0.1	---
Fuel clause under recoveries		(2.8)	---
Other current assets		3.1	2.2
Accounts payable		(49.0)	10.5
Accounts payable - affiliates		2.6	(1.3)
Income taxes payable - affiliates		5.7	(1.3)
Customer deposits		0.7	1.5
Accrued taxes		(10.3)	(10.4)
Accrued interest		(5.3)	(7.0)
Accrued compensation		(13.9)	(9.3)
Gas imbalance liabilities		---	0.2
Fuel clause over recoveries		---	30.0
Other current liabilities		0.2	(0.1)
Net Cash (Used in) Provided from Operating Activities		(47.0)	76.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)		(62.1)	(92.3)
Proceeds from sale of assets		---	0.4
Net Cash Used in Investing Activities		(62.1)	(91.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt		197.2	---
(Decrease) increase in short-term debt, net		(88.1)	16.0
Net Cash Provided from (Used in) Financing Activities		109.1	16.0

NET INCREASE IN CASH		---	0.1
CASH AT BEGINNING OF PERIOD		---	---
CASH AT END OF PERIOD	$	---	$0.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

The Company generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company is subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

Basis of Presentation

The Condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to prevent the information presented from being misleading.

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2008 and December 31, 2007, the results of its operations for the three months ended March 31, 2008 and 2007, and the results of its cash flows for the three months ended March 31, 2008 and 2007, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited  Financial Statements and Notes  thereto included in the  Company’s 2007 Form 10-K.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	March 31,	December 31,
(In millions)	2008	2007
Regulatory Assets
Regulatory asset - SFAS 158	$170.5	$174.6
Deferred storm expenses	35.0	35.9
Fuel clause under recoveries	30.1	27.3
Deferred pension plan expenses	22.3	24.8
Unamortized loss on reacquired debt	18.6	18.9
Income taxes recoverable from customers, net	17.1	17.4
Red Rock deferred expenses	14.7	14.7
McClain Plant deferred expenses	10.9	12.4
Cogeneration credit rider under recovery	0.8	3.9
Miscellaneous	0.4	0.8
Total Regulatory Assets	$320.4	$330.7

Regulatory Liabilities
Accrued removal obligations, net	$141.1	$139.7
Fuel clause over recoveries	4.2	4.2
Deferred gain on sale of assets	1.0	1.4
Miscellaneous	2.7	2.9
Total Regulatory Liabilities	$149.0	$148.2

For a discussion of proceedings related to the deferred storm expenses and deferred Red Rock expenses, see Note 11.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil. Historically, the Company has used the last-in, first-out (“LIFO”) method of accounting for inventory removed from storage or stockpiles. Effective January 1, 2008, the Company began using the weighted-average cost method to value inventory that is physically added to or withdrawn from storage or stockpiles in accordance with Oklahoma Senate Bill No. 609 (“SB 609”) that was adopted in Oklahoma in 2007. SB 609 requires that electric utilities record fuel or natural gas removed from storage or stockpiles using the weighted-average cost method of accounting for inventory. In addition to satisfying the requirements of SB 609, management believes that the change from LIFO to weighted-average cost is also preferable because it provides for a more meaningful presentation in the financial statements taken as a whole and reduces the volatility associated with fuel price fluctuations on the Company’s customers. The majority of electric utility companies use the weighted-average cost method.

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” requires that an entity report a change in accounting principle through retrospective application of the new principle to all prior periods unless it is impractical to do so.  However, SFAS No. 71 requires that changes in accounting methods for regulated entities that affect allowable costs for rate-making purposes should be implemented in the same way that such an accounting change would be implemented for rate-making purposes. In accordance with an order from the OCC, the Company’s change in accounting method for inventory affected allowable costs for rate-making purposes, on a prospective basis only beginning January 1, 2008. Therefore the change in accounting was implemented prospectively for generally accepted accounting principles (“GAAP”) purposes also and the Company will not restate previously issued financial statements. Also, in accordance with the order from the OCC, on January 1, 2008, the Company recorded an increase in Fuel Inventories of approximately $7.9 million with a corresponding offset recorded in Fuel Clause Under and Over Recoveries on the Company’s Condensed Financial Statements. The Company will recover costs from its customers using the weighted-average cost method for inventory beginning January 1, 2008.

The change in accounting for fuel inventory to the weighted-average cost method had no material effect on the amount of fuel expense that the Company recorded for the first quarter of 2008.

Related Party Transactions

OGE Energy allocated operating costs to the Company of approximately $23.4 million and $23.0 million during the three months ended March 31, 2008 and 2007, respectively. OGE Energy allocates operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries. Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits. Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During the three months ended March 31, 2008 and 2007, the Company recorded an expense for its affiliate, Enogex Inc. and its subsidiaries (“Enogex”), of approximately $8.7 million and $8.6 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities. During each of the three months ended March 31, 2008 and 2007, the Company recorded an expense for Enogex of approximately $3.2 million for natural gas storage services. During the three months ended March 31, 2008 and 2007, the Company also recorded natural gas purchases from its affiliate, OGE Energy Resources, Inc. of approximately $20.7 million and $5.3 million, respectively. Approximately $13.3 million and $4.0 million were recorded at March 31, 2008 and December 31, 2007, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

During the three months ended March 31, 2008 and 2007, the Company made no advances to OGE Energy.

During the three months ended March 31, 2008 and 2007, the Company recorded interest expense of approximately $0.4 million and $1.0 million, respectively, to OGE Energy for advances made by OGE Energy to the Company. The interest rate charged on advances to the Company from OGE Energy approximates OGE Energy’s commercial paper rate.

During the three months ended March 31, 2007, the Company declared dividends of approximately $20.9 million to OGE Energy. There were no dividends declared during the three months ended March 31, 2008.

2.	Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a frame work for measuring fair value in GAAP and expands disclosures about fair value measurements (see Note 3 for a further discussion).

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which states that for an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 for deferred compensation contracts based on the substantive agreement with the employee. Application of the consensus in EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying the consensus in EITF 06-4 through either: (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or to other components of equity in the statement of financial position as of the beginning of the year of adoption; or (b) a change in accounting principle through retrospective application to all prior periods. The Company adopted this consensus effective January 1, 2008. The adoption of this consensus did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” which is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” and establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii)

determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. SFAS No. 141(R) also applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS No. 141(R) does not apply to: (i) the formation of a joint venture; (ii) the acquisition of an asset or a group of assets that does not constitute a business; (iii) a combination between entities or businesses under common control; or (iv) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. SFAS No. 141(R) also amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The provisions of SFAS No. 141(R) are to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt this new standard effective January 1, 2009. The adoption of this new standard is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is intended to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also amends certain of ARB No. 51 consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company will adopt this new standard effective January 1, 2009. The adoption of this new standard will not currently affect the Company as it has no noncontrolling interests in its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting. SFAS No. 161 applies to all entities. SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this new standard effective January 1, 2009. The adoption of this new standard will change the presentation of derivative and hedging activities in the Company’s financial statements.

In 2004, the Company adopted a standard costing model utilizing a fully loaded activity rate (including payroll, benefits, other employee related costs and overhead costs) to be applied to projects eligible for capitalization or deferral. In March 2008, the Company determined that the application of the fully loaded activity rates had unintentionally resulted in the over-capitalization of immaterial amounts of certain payroll, benefits, other employee related costs and overhead costs in prior years. To correct this issue, in March 2008, the Company recorded a pre-tax charge of approximately $9.5 million ($5.8 million after tax) as an increase in Other Operation and Maintenance Expense in the Condensed Statements of Operations for the three months ended March 31, 2008 and a corresponding $8.6 million decrease in Construction Work in Progress and $0.9 million decrease in Other Deferred Charges and Other Assets related to the regulatory asset associated with storm costs in the Condensed Balance Sheets as of March 31, 2008.

3.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133 at initial recognition and in all subsequent periods. Therefore, SFAS No. 157 nullifies the guidance in footnote 3 of EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” SFAS No. 157 also amends SFAS No. 133 to remove the guidance similar to that nullified in EITF 02-3. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 generally are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company adopted this new standard effective January 1, 2008.

The following table is a summary of the Company’s liabilities that are measured at fair value on a recurring basis in accordance with SFAS No. 157. At March 31, 2008, the Company had no assets measured at fair value on a recurring basis in accordance with SFAS No. 157.

	March 31,
(In millions)	2008	Level 3
Liabilities

Asset retirement obligations	$5.0	$5.0
Total	$5.0	$5.0

The three levels defined by the SFAS No. 157 hierarchy and examples of each are as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets; (ii) quoted prices for identical or similar assets or liabilities in markets that are not active; (iii) inputs other than quoted prices that are observable for the asset or liability; or (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available. Unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity’s own data. The reporting entity’s own data used to develop unobservable inputs shall be adjusted if information is reasonably available that indicates that market participants would use different assumptions. An example of instruments that may be classified as Level 3 includes the valuation of asset retirement obligations such that there are no closely related markets in which quoted prices are available.

The following table is a summary of the Company’s liabilities that are measured at fair value on a recurring basis in accordance with SFAS No. 157 using significant unobservable inputs (Level 3).

Asset
Retirement
(In millions)	Obligations
Liabilities
Balance at January 1, 2008	$4.9
Total gains or losses (realized/unrealized)
Included in earnings	0.1
Included in other comprehensive income	---
Purchases, sales, issuances and settlements, net	---
Transfers in and/or out of Level 3	---
Balance at March 31, 2008	$5.0

The amount of total gains or losses for the period included in earnings attributable to the
change in unrealized gains or losses relating to liabilities held at March 31, 2008	$ ---

Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2008 attributable to the change in unrealized gains or losses relating to liabilities held at March 31, 2008, if any, are reported in operating revenues.

4.	Stock-Based Compensation

On January 21, 1998, OGE Energy adopted a Stock Incentive Plan (the “1998 Plan”). In 2003, OGE Energy adopted, and its shareowners approved, a new Stock Incentive Plan (the “2003 Plan” and together with the 1998 Plan, the “Plans”). The 2003 Plan replaced the 1998 Plan and no further awards will be granted under the 1998 Plan. As under the 1998 Plan, under the 2003 Plan, restricted stock, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries. OGE Energy has authorized the issuance of up to 2,700,000 shares under the 2003 Plan.

The Company recorded compensation expense of approximately $0.2 million pre-tax ($0.1 million after tax) and $0.3 million pre-tax ($0.2 million after tax) during the three months ended March 31, 2008 and 2007, respectively, related to the Company’s portion of OGE Energy’s share-based payments.

During the three months ended March 31, 2008, OGE Energy awarded 181,892 performance units based on total shareholder return (“TSR”) and 60,611 performance units based on earnings per share (“EPS”) with a grant date fair value of $33.62 and $29.22, respectively, to certain employees of OGE Energy and its subsidiaries, of which 31,890 performance units based on TSR and 10,625 performance units based on EPS were awarded to certain employees of the Company. Also, during the three months ended March 31, 2008, OGE Energy converted 166,477 performance units based on a payout ratio of 147.33 percent of the target number of performance units granted in February 2005, of which 36,912 performance units related to the Company’s employees.

OGE Energy issues new shares to satisfy stock option exercises. During the three months ended March 31, 2008, there were 7,500 shares of new common stock issued pursuant to OGE Energy’s Plans related to exercised stock options and payouts of earned performance units, of which 3,100 related to the Company’s employees. OGE Energy received approximately $0.2 million and $7.0 million during the three months ended March 31, 2008 and 2007, respectively, related to exercised stock options.

5.	Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income balance at March 31, 2008 or December 31, 2007.

6.	Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2002. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its federal investment tax credits on a ratable basis throughout the year. This ratable amortization results in a larger percentage reconciling item related to these credits during the first quarter when the Company historically experiences decreased book income. The following schedule reconciles the statutory federal tax rate to the effective income tax rate:

	Three Months Ended
	March 31,
	2008	2007
Statutory federal tax rate	35.0%	35.0%
Federal investment tax credits, net	6.4	(105.9)
Amortization of net unfunded deferred taxes	1.6	1.3
State income taxes, net of federal income tax benefit	0.1	1.7
Medicare Part D subsidy	(0.4)	(0.8)
Federal renewable energy credit	(4.4)	(4.0)
Effective income tax rate as reported	38.3%	(72.7)%

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

7.	Long-Term Debt

At March 31, 2008, the Company was in compliance with all of its debt agreements.

Optional Redemption of Long-Term Debt

The Company has three series of variable-rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
1.40% - 3.18%	Garfield Industrial Authority, January 1, 2025	$47.0
1.24% - 3.19%	Muskogee Industrial Authority, January 1, 2025	32.4
1.35% - 3.24%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

8.	Short-Term Debt

The short-term debt balance was approximately $186.6 million and $0.8 million at March 31, 2008 and December 31, 2007, respectively. Also, at March 31, 2008 and December 31, 2007, the Company had approximately $79.9 million and $348.0 million, respectively, in outstanding advances from OGE Energy. The following table shows OGE Energy’s and the Company’s revolving credit agreements and the Company’s available cash at March 31, 2008.

Revolving Credit Agreements and Available Cash (In millions)
	Amount	Amount	Weighted-Average
Entity	Available	Outstanding	Interest Rate	Maturity
OGE Energy (A)	$600.0	$79.7	3.30%	December 6, 2012 (C)
The Company (B)	400.0	185.8	3.19%	December 6, 2012 (C)
	1,000.0	265.5	3.24%
Cash	---	N/A	N/A	N/A
Total	$1,000.0	$265.5	3.24%

(A) This bank facility is available to back up OGE Energy’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At March 31, 2008, there was approximately $79.7 million in outstanding commercial paper borrowings.

(B) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. At March 31, 2008, the Company had outstanding approximately $1.6 million supporting letters of credit and approximately $185.8 million in outstanding commercial paper borrowings.

(C) In December 2006, OGE Energy and the Company amended and restated their revolving credit agreements to total in the aggregate $1.0 billion, $600 million for OGE Energy and $400 million for the Company. Each of the credit facilities has a five-year term with an option to extend the term for two additional one-year periods. In November 2007, OGE Energy and the Company utilized one of these one-year extensions to extend the maturity of their credit agreements to December 6, 2012. Also, each of these credit facilities has an additional option at the end of the two renewal options to convert the outstanding balance to a one-year term loan.

OGE Energy’s and the Company’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruption. Pricing grids associated with the back-up lines of credit could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrades of the Company would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes. Any future downgrade of the Company would also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit.

Unlike OGE Energy, the Company must obtain regulatory approval from the FERC in order to borrow on a short-term basis. The Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2007 and ending December 31, 2008.

9.	Retirement Plans and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” which required an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements was effective for the year ended December 31, 2006 for the Company.

The details of net periodic benefit cost of the pension plan, the restoration of retirement income plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2008	2007	2008		2007
Service cost	$3.1	$3.4	$	---	$	---
Interest cost	6.2	6.4		---		---
Return on plan assets	(8.6)	(8.6)		---		---
Amortization of net loss	1.9	2.1		---		---
Amortization of recognized prior service cost	0.3	1.2		0.1		---
Net periodic benefit cost (A)	$2.9	$4.5		$0.1	$	---

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2008	2007
Service cost	$0.6	$0.7
Interest cost	2.8	2.6
Return on plan assets	(1.6)	(1.4)
Amortization of transition obligation	0.6	0.6
Amortization of net loss	0.9	1.3
Amortization of recognized prior service cost	0.4	0.4
Net periodic benefit cost	$3.7	$4.2

(A) In addition to the $2.9 million and $4.5 million in SFAS No. 87, “Employer’s Accounting for Pensions,” net periodic benefit cost recognized during the three months ended March 31, 2008 and 2007, respectively, the Company also recognized an expense of approximately $2.5 million and $1.1 million, respectively, related to the reversal of a portion of the regulatory asset identified as Deferred Pension Plan Expenses (see Note 1).

Pension Plan Funding

OGE Energy previously disclosed in its 2007 Form 10-K that it may contribute up to $50 million to its pension plan during 2008, of which approximately $42.6 million is expected to be the Company’s portion. In April 2008, OGE Energy contributed approximately $20 million to its pension plan, of which approximately $17.1 million was the Company’s portion. OGE Energy currently expects to contribute an additional $30 million to its pension plan during the remainder of 2008. Any expected contributions to the pension plan during 2008 are discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

10.	Commitments and Contingencies

Except as set forth below and in Note 11, the circumstances set forth in Notes 12 and 13 to the Company’s Financial Statements included in the Company’s 2007 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Railcar Lease Agreement

At December 31, 2007, the Company had a noncancellable operating lease with purchase options, covering 1,409 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units. In April 2008, the Company amended its contract to add 55 new railcars for approximately $3.5 million. At the end of the new lease term, which is January 31, 2011, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If the Company chooses not to purchase the railcars or renew the lease agreement and the actual value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $31.5 million.

Environmental Laws and Regulations

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers.  On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit Court vacated the rule and on March 24, 2008, the EPA filed a petition for rehearing.  A decision by the court is expected by June 2008. The Company cannot predict the outcome of the federal litigation at this time. Until the rule was vacated, the CAMR required mercury monitoring to begin in 2009.  Accordingly, the Company installed mercury monitoring equipment on all five of its coal units.  The cost of the monitoring equipment was approximately $5.0 million in 2007 and the Company expects to spend approximately $0.7 million in 2008 to complete vendor qualification.  Because the CAMR litigation is ongoing, the cost to install additional mercury controls is uncertain at this time but may be significant, particularly if the EPA develops more stringent requirements.  Because of the uncertainty caused by the litigation regarding the CAMR, the promulgation of an Oklahoma rule that would apply to existing facilities has been delayed. An Oklahoma rule that would apply only to new generating units is expected to be proposed by the Oklahoma Department of Environmental Quality (“ODEQ”) in 2008. The Company will continue to participate in the state rule making process.

In September 2005, the ODEQ informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in national parks and wilderness areas (“Class I areas”). Affected utilities are those which have “Best Available Retrofit Technology (“BART”) eligible sources” (sources built between 1962 and 1977). For the Company, these include various generating units at various generating stations. Regulations, however, allow an owner or operator of a BART-eligible source to request and obtain a waiver from BART if modeling shows no significant impact on visibility in nearby Class I areas. Based on this modeling, the ODEQ made a preliminary determination to accept an application for a waiver for the Horseshoe Lake generating station. The Horseshoe Lake waiver is expected to be included in the ODEQ state implementation plan. The due date for the ODEQ submission of the state implementation plan was December 17, 2007; however, the ODEQ has not yet submitted a plan to the EPA for approval. It is not known whether approval for the state implementation plan will be granted by the EPA.

The modeling did not support waivers for the affected units at the Seminole, Muskogee and Sooner generating stations. The Company submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of nitrogen oxide (“NOX”) controls on all three units. At the same time, the Company submitted a determination to the ODEQ that an alternative compliance plan for the affected units at the Muskogee and Sooner power plants will achieve overall greater visibility improvement than BART in the affected Class I areas and the alternative plan extends the timeline for compliance to 2018. The cost for this alternative compliance plan, including the BART compliance plan for the Seminole power plant (the alternative compliance plan and the BART compliance plan are collectively referred to herein as the “alternative plan”), was estimated at approximately $470 million in March 2007. The alternative plan includes installing semi-dry scrubbers on three of four affected coal units and low NOX burner equipment on all four coal units. This alternative plan was subject to approval by the ODEQ and the EPA. The EPA provided an opinion to the ODEQ that the Company’s alternative plan does not meet the requirements of the regional haze rules. On November 16, 2007, the ODEQ notified the Company that additional analysis will be required before the Company alternative plan can be accepted. As required by the ODEQ, the Company has initiated the additional analysis with a projected completion date of June 1, 2008. Until a compliance plan is approved by the EPA, which is expected by December 31, 2008, the costs of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty. Based on information currently available to the Company, the Company would expect that the costs of its original alternative plan would be substantially higher than its original estimate of $470 million for the alternative plan. The cost to comply with the regional haze regulations could vary substantially based on the interpretation of the requirements by the ODEQ and the EPA, the availability of alternative control measures to achieve more cost effective visibility improvements, the cost and availability of materials, labor force, equipment and the specific design criteria for the Company’s generating units. The Company expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company’s retail customers under House Bill 1910, which was enacted into law in May 2005.

Currently, the EPA has designated Oklahoma “in attainment” with the ambient standard for ozone of 0.08 parts per million (“PPM”).  On March 12, 2008, the EPA lowered the ambient primary and secondary standards to 0.075 PPM. Oklahoma has until March 2009 to designate any areas of non-attainment within the state, based on ozone levels in 2006 through 2008. Following the state’s designation, the EPA is expected to make a final designation by March 2010. States will be required to meet the ambient standards between 2013 and 2030, with deadlines depending on the severity of their ozone problem. Oklahoma City and Tulsa are the most likely areas to be designated non-attainment in Oklahoma. The Company cannot predict the final outcome of this evaluation or its timing or affect on the Company’s operations.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. When appropriate, management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as otherwise stated above, in Note 11 below, in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to the Company’s Financial Statements included in the Company’s 2007 Form 10-K and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 13 to the Company’s Financial Statements included in the Company’s 2007 Form 10-K appropriately represent, in all material respects, the current status of any regulatory matters.

Pending Regulatory Matters

Proposed Acquisition of Redbud Power Plant

On January 21, 2008, the Company entered into a Purchase and Sale Agreement (“Purchase and Sale Agreement”) with Redbud Energy I, LLC, Redbud Energy II, LLC and Redbud Energy III, LLC (“Redbud Sellers”), which are indirectly owned by Kelson Holdings LLC, a subsidiary of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. Pursuant to the Purchase and Sale Agreement, the Company agreed to acquire from the Redbud Sellers the entire partnership interest in Redbud Energy LP which currently owns a 1,230 megawatt (“MW”) natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”), for approximately $852 million, subject to working capital and inventory adjustments in accordance with the terms of the Purchase and Sale Agreement.

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

The transactions described above are subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, an order from the FERC authorizing the contemplated transactions, an order from the OCC approving the prudence of the transactions and an appropriate reasonable recovery mechanism, and other customary conditions. The Company will not be obligated to complete the transactions if the orders from the FERC and the OCC contain any conditions or restrictions which are materially more burdensome than those proposed in the Company’s applications. Either the Company or the Redbud Sellers may terminate the Purchase and Sale Agreement if the closing has not occurred on or prior to November 16, 2008; provided that the Redbud Sellers have the option to extend such deadline for up to an additional 180 days if the sole reason the closing has not occurred is because the governmental and regulatory approvals have not been obtained. In March 2008, the waiting period for the Hart-Scott-Rodino Antitrust Improvements Act ended and the filing was concluded with no action taken.  The Company filed an application with the FERC and the OCC in March 2008 asking the OCC to approve the prudency of the transactions and an appropriate reasonable recovery mechanism. The OCC rules provide that the OCC has up to 240 days to issue an order determining the Company’s pre-approval request. Absent a settlement, the earliest the Company expects an order from the OCC is November 2008.  There can be no assurances that the transactions will be completed or as to its ultimate timing.

Cancelled Red Rock Power Plant

On October 11, 2007, the OCC issued an order denying the Company and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock power plant project. The plant, which was to be built at the Company’s Sooner plant site, was to be 42 percent owned by the Company, 50 percent owned by PSO and eight percent owned by the OMPA. As a result, on October 11, 2007, the Company, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At December 31, 2007, the Company had incurred approximately $17.5 million of capitalized costs associated with the Red Rock power plant project. In December 2007, the Company filed an application with the OCC requesting authorization to defer, and establish a method of recovery of, approximately $14.7 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project that are currently reflected in Deferred Charges and Other Assets on the Company’s Condensed Balance Sheets. Specifically, the Company requested authorization to sell approximately $14.7 million of its sulphur dioxide (“SO2”) allowances and to retain 100 percent of the proceeds to offset the

$14.7 million of Red Rock costs. Under a prior order of the OCC, 90 percent of the proceeds from sales of SO2 allowances were to be credited to ratepayers. Any portion of the $14.7 million of deferred costs that the OCC does not approve for recovery by the Company will be expensed. In February 2008, the OCC issued a procedural schedule with a settlement conference on May 2, 2008 and a hearing scheduled for May 7, 2008. In April 2008, the OCC Staff and other parties in this matter filed responses to the Company’s application. Two parties proposed no recovery of the $14.7 million in deferred costs. The OCC Staff proposed the recovery of approximately $10.8 million (approximately 73.5 percent) through a regulatory asset accruing a return until the Company’s next general retail rate case. Also, in its response to the Company’s Red Rock cost recovery application, the OCC Staff recommended that the Company sell SO2 allowances and retain 100 percent of the proceeds from the sale which should be used to offset the Company’s December 2007 ice storm costs.  These ice storm costs are included as part of the regulatory asset balance of approximately $35.0 million at March 31, 2008 (see Note 1), in accordance with a prior order of the OCC, pending recovery in a future rate case. A settlement conference was held on May 2, 2008 and, at that time, the administrative law judge delayed the May 7, 2008 hearing to allow the parties further time to discuss a settlement. The Company will pursue a settlement for the recovery of the Red Rock costs and the ice storm costs. If a settlement cannot be reached, the matter would proceed to hearing and the Company would expect to receive an order from the OCC in this matter by the end of 2008.

Arkansas Rate Case Filing

Beginning in early 2008, the Company began developing a rate case filing for the Arkansas jurisdiction. The Company expects to make a rate case filing in Arkansas by August 2008 requesting an increase in electric rates with a targeted implementation date of July 2009. The amount of the requested increase has not yet been determined.

Renewables Proposal

The Company expects to file an application in mid-May with the OCC requesting pre-approval to construct a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma. This transmission line is a critical first step to increased wind development in western Oklahoma. In the application, the Company will request authorization to implement a recovery rider to be effective when the transmission line goes in service which is expected in the first half of 2010. Finally, the application will request the OCC to approve new renewable tariff offerings to the Company’s Oklahoma customers.

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

On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company’s control area (instead of only to sales sinking to load within the Company’s control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006 and August 25, 2006, pursuant to a FERC March 20, 2006 order, the Company and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into the wholesale markets administered by the Southwest Power Pool at market-based rates. On February 6, 2007, the Company and OERI submitted to the FERC a change in status report notifying the FERC that the Company has placed into service the Company’s Centennial wind farm, a wind farm with a nameplate capacity rating of 120 MW. The Company and OERI explained that adding this capacity was not material to the FERC’s grant of market-based rate status to the Company and OERI. On March 9, 2007, the FERC accepted the Company’s and OERI’s change of status filing. On April 4, 2008, the FERC rejected the Company’s April 20, 2006 request for rehearing and approved in part and rejected in part the Company’s April 20, 2006 compliance filing. The April 4, 2008 order directed the Company to evaluate whether any refunds are required to comply with the April 4, 2008 order and to: (i) make any necessary refunds, or (ii) file a report with the FERC stating that no refunds are due. Refunds would apply only to new market-based sales made or new market-based contracts entered into after the March 21, 2006 order. The April 4, 2008 order also directed the Company to make another compliance filing to revise its market-based rate tariffs to adhere to the FERC’s June 21, 2007 final rule that revised standards for market-based rate sales of electric energy, capacity and ancillary services. On May 5, 2008, the Company submitted a compliance report stating that no refunds were due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company’s operations are subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“OGE Energy”) which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

Summary of Operating Results

Quarter ended March 31, 2008 as compared to quarter ended March 31, 2007

The Company reported a net loss of approximately $11.3 million during the three months ended March 31, 2008 as compared to net income of approximately $1.9 million during the three months ended March 31, 2007, primarily due to higher operation and maintenance expense and higher interest expense partially offset by a higher gross margin on revenues (“gross margin”) and a higher income tax benefit.

Recent Developments and Regulatory Matters

Proposed Acquisition of Redbud Power Plant

On January 21, 2008, the Company entered into a Purchase and Sale Agreement (“Purchase and Sale Agreement”) with Redbud Energy I, LLC, Redbud Energy II, LLC and Redbud Energy III, LLC (“Redbud Sellers”), which are indirectly owned by Kelson Holdings LLC, a subsidiary of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. Pursuant to the Purchase and Sale Agreement, the Company agreed to acquire from the Redbud Sellers the entire partnership interest in Redbud Energy LP which currently owns a 1,230 megawatt (“MW”) natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”), for approximately $852 million, subject to working capital and inventory adjustments in accordance with the terms of the Purchase and Sale Agreement.

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

The transactions described above are subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, an order from the FERC authorizing the contemplated transactions, an order from the OCC approving the prudence of the transactions and an appropriate reasonable recovery mechanism, and other customary conditions. The Company will not be obligated to complete the transactions if the orders from the FERC and the OCC contain any conditions or restrictions which are materially more burdensome than those proposed in the Company’s applications. Either the Company or the Redbud Sellers may terminate the Purchase and Sale Agreement if the closing has not occurred on or prior to November 16, 2008; provided that the Redbud Sellers have the option to extend such deadline for up to an additional 180 days if the sole reason the closing has not occurred is because the governmental and regulatory approvals have not been obtained. In March 2008, the waiting period for the Hart-Scott-Rodino Antitrust Improvements Act ended and the filing was concluded with no action taken.  The Company filed an application with the FERC and the OCC in March 2008 asking the OCC to approve the prudency of the transactions and an appropriate reasonable recovery mechanism. The OCC rules provide that the OCC has up to 240 days to issue an order determining the Company’s pre-approval request. Absent a settlement, the earliest the Company expects an order from the OCC is November 2008.  There can be no assurances that the transactions will be completed or as to its ultimate timing.

Cancelled Red Rock Power Plant

On October 11, 2007, the OCC issued an order denying the Company and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock power plant project. The plant, which was to be built at the Company’s Sooner plant site, was to be 42 percent owned by the Company, 50 percent owned by PSO and eight percent owned by the OMPA. As a result, on October 11, 2007, the Company, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At December 31, 2007, the Company had incurred approximately $17.5 million of capitalized costs associated with the Red Rock power plant project. In December 2007, the Company filed an application with the OCC requesting authorization to defer, and establish a method of recovery of, approximately $14.7 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project that are currently reflected in Deferred Charges and Other Assets on the Company’s Condensed Balance Sheets. Specifically, the Company requested authorization to sell approximately $14.7 million of its sulphur dioxide (“SO2”) allowances and to retain 100 percent of the proceeds to offset the $14.7 million of Red Rock costs. Under a prior order of the OCC, 90 percent of the proceeds from sales of SO2 allowances were to be credited to ratepayers. Any portion of the $14.7 million of deferred costs that the OCC does not approve for recovery by the Company will be expensed. In February 2008, the OCC issued a procedural schedule with a settlement conference on May 2, 2008 and a hearing scheduled for May 7, 2008. In April 2008, the OCC Staff and other parties in this matter filed responses to the Company’s application. Two parties proposed no recovery of the $14.7 million in deferred costs. The OCC Staff proposed the recovery of approximately $10.8 million (approximately 73.5 percent) through a regulatory asset accruing a return until the Company’s next general retail rate case. Also, in its response to the Company’s Red Rock cost recovery application, the OCC Staff recommended that the Company sell SO2 allowances and retain 100 percent of the proceeds from the sale which should be used to offset the Company’s December 2007 ice storm costs. These ice storm costs are included as part of the regulatory asset balance of approximately $35.0 million at March 31, 2008 (see Note 1 of Notes to Condensed Financial Statements), in accordance with a prior order of the OCC, pending recovery in a future rate case. A settlement conference was held on May 2, 2008 and, at that time, the administrative law judge delayed the May 7, 2008 hearing to allow the parties further time to discuss a settlement. The Company will pursue a settlement for the recovery of the Red Rock costs and the ice storm costs. If a settlement cannot be reached, the matter would proceed to hearing and the Company would expect to receive an order from the OCC in this matter by the end of 2008.

2008 Outlook

OGE Energy previously disclosed in its Form 10-K for the year ended December 31, 2007 that its 2008 earnings guidance was $223 million to $242 million of net income, or $2.40 to $2.60 per diluted share, which included $145 million to $155 million of net income for the Company. OGE Energy has lowered the guidance of the Company to $140 million to $150 million.

As explained below, this decrease is attributable to higher operating expenses which includes the one-time, non-cash charge of $9.5 million to correct for the over-capitalization in prior years of various operation and maintenance expenses. Key factors and assumptions underlying this guidance include:

•	Normal weather patterns are experienced for the remainder of the year;
•	Gross margin on weather-adjusted, retail electric sales increases approximately two percent remains unchanged;
•	Operating expenses of approximately $545 million compared to $536 million projected in previous guidance;
•	Interest expense of approximately $77 million remains unchanged;
•	An effective tax rate of approximately 31.1 percent remains unchanged; and
•

Capital expenditures for investment in the Company’s generation, transmission and distribution system of approximately $765 million in 2008, which includes capital expenditures in the amount of approximately $435 million associated with the Company’s planned acquisition of the Redbud generating plant.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three months ended March 31, 2008 as compared to the same period in 2007 and the Company’s financial position at March 31, 2008. Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2008	2007
Operating income (loss)	$(0.7)	$16.0
Net income (loss)	$(11.3)	$1.9

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Operations as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended
	March 31,
(Dollars in millions)	2008	2007
Operating revenues	$386.4	$340.7
Cost of goods sold	240.6	199.9
Gross margin on revenues	145.8	140.8
Other operation and maintenance	94.3	74.2
Depreciation	36.3	35.4
Taxes other than income	15.9	15.2
Operating income (loss)	(0.7)	16.0
Interest income	0.3	---
Other income	2.3	1.3
Other expense	0.7	0.6
Interest expense	19.5	15.6
Income tax benefit	7.0	0.8
Net income (loss)	$(11.3)	$1.9
Operating revenues by classification
Residential	$146.4	$134.7
Commercial	89.4	76.2
Industrial	46.6	41.3
Oilfield	32.6	27.8
Public authorities and street light	36.1	31.3
Sales for resale	15.3	13.9
System sales revenues	366.4	325.2
Off-system sales revenues	12.3	9.3
Other	7.7	6.2
Total operating revenues	$386.4	$340.7
MWH (A) sales by classification (in millions)
Residential	2.2	2.0
Commercial	1.4	1.4
Industrial	1.0	1.0
Oilfield	0.7	0.7
Public authorities and street light	0.6	0.6
Sales for resale	0.4	0.3
System sales	6.3	6.0
Off-system sales	0.2	0.3
Total sales	6.5	6.3
Number of customers	765,165	758,244
Average cost of energy per KWH (B) – cents
Natural gas	7.598	7.343
Coal	1.074	1.104
Total fuel	3.118	2.610
Total fuel and purchased power	3.440	2.946
Degree days (C)
Heating
Actual	1,814	1,669
Normal	1,982	1,963
Cooling
Actual	12	43
Normal	9	8
(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Quarter ended March 31, 2008 as compared to quarter ended March 31, 2007

Operating Income

The Company’s operating income decreased approximately $16.7 million during the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to higher operation and maintenance expenses partially offset by higher gross margin.

Gross Margin

Gross margin was approximately $145.8 million during the three months ended March 31, 2008 as compared to approximately $140.8 million during the same period in 2007, an increase of approximately $5.0 million, or 3.6 percent. The gross margin increased primarily due to:

•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $2.1 million;
•	higher rates from the Centennial wind farm rider and Arkansas rate case, which increased the gross margin by approximately $2.0 million; and
•	increased peak demand and related revenues by non-residential customers in the Company’s service territory, which increased the gross margin by approximately $1.1 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $186.6 million during the three months ended March 31, 2008 as compared to approximately $159.7 million during the same period in 2007, an increase of approximately $26.9 million, or 16.8 percent, primarily due to higher natural gas generation due to an outage at one of the Company’s coal fired plants. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were approximately $53.8 million during the three months ended March 31, 2008 as compared to approximately $40.2 million during the same period in 2007, an increase of approximately $13.6 million, or 33.8 percent, primarily due to increased purchases within the energy imbalance market.

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

Operating Expenses

Other operation and maintenance expenses were approximately $94.3 million during the three months ended March 31, 2008 as compared to approximately $74.2 million during the same period in 2007, an increase of approximately $20.1 million, or 27.1 percent. The increase in other operation and maintenance expenses was primarily due to:

•

an increase of approximately $9.5 million due to a correction of the over-capitalization of certain payroll, benefits, other employee related costs and overhead costs in previous years, as discussed in Note 2 of Notes to Condensed Financial Statements;

•

increased labor costs in the first quarter of 2008 as compared to the first quarter of 2007, when a significant portion of the labor costs were capitalized due to the January 2007 ice storm, which increased operation and maintenance expenses by approximately $3.1 million;

•	an increase of approximately $3.5 million in contract services and approximately $2.1 million in materials and supplies attributable to overhauls at one of the Company’s power plants; and
•	an increase of approximately $1.7 million in professional services primarily due to higher legal expenses in the first quarter of 2008 as compared to the same period in 2007.

These increases in other operating and maintenance expenses were partially offset by a decrease of approximately $2.2 million due to an increase in collections on uncollectible accounts.

Additional Information

Other Income. Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $2.3 million during the three months ended March 31, 2008 as compared to approximately $1.3 million during the same period in 2007, an increase of approximately $1.0 million, or 76.9 percent. The increase in other income was primarily due to an increase of approximately $0.5 million related to the guaranteed flat bill tariff resulting from more customers participating in this plan.

Interest Expense. Interest expense was approximately $19.5 million during the three months ended March 31, 2008 as compared to $15.6 million during the same period in 2007, an increase of approximately $3.9 million, or 25.0 percent. The increase in interest expense was primarily due to:

•	an increase of approximately $2.4 million related to interest expense recorded on treasury lock agreements which the Company entered into related to the issuance of long-term debt in January 2008; and
•	an increase of approximately $1.8 million in interest expense related to the issuance of $200 million of long-term debt by the Company in January 2008.

Income Tax Benefit. Income tax benefit was approximately $7.0 million during the three months ended March 31, 2008 as compared to approximately $0.8 million during the same period in 2007, an increase of approximately $6.2 million, primarily due to lower pre-tax income in the first quarter of 2008 as compared to the same period in 2007.

Financial Condition

The balance of Construction Work in Progress was approximately $91.7 million and $112.4 million at March 31, 2008 and December 31, 2007, respectively, a decrease of approximately $20.7 million, or 18.4 percent, primarily due to the completion of projects related to the December 2007 ice storm and various other substation and distribution projects.

The balance of Short-Term Debt was approximately $186.6 million and $0.8 million at March 31, 2008 and December 31, 2007, respectively, an increase of approximately $185.8 million primarily due to increased commercial paper borrowings primarily used to repay outstanding advances from the parent discussed below.

The balance of Accounts Payable – Other was approximately $115.3 million and $164.3 million at March 31, 2008 and December 31, 2007, respectively, a decrease of approximately $49.0 million, or 29.8 percent, primarily due to payments made in the first quarter of 2008 related to the December 2007 ice storm.

The balance of Advances from Parent was approximately $79.9 million and $348.0 million at March 31, 2008 and December 31, 2007, respectively, a decrease of approximately $268.1 million, or 77.0 percent, primarily due to the repayment of outstanding advances primarily due to the issuance of commercial paper in the first quarter of 2008.

The balance of Long-Term Debt was approximately $1.0 billion and $843.4 million at March 31, 2008 and December 31, 2007, respectively, an increase of approximately $198.9 million, or 23.6 percent, primarily due to the issuance of $200 million in long-term debt in January 2008.

Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

Railcar Lease Agreement

At December 31, 2007, the Company had a noncancellable operating lease with purchase options, covering 1,409 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units. In April 2008, the Company amended its contract to add 55 new railcars for approximately $3.5 million. At the end of the new lease term, which is January 31, 2011, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If the Company chooses not to purchase the railcars or renew the lease agreement and the actual value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $31.5 million.

Liquidity and Capital Requirements

The Company’s primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities in its electric utility business. Other working capital requirements are primarily related to maturing debt, operating lease obligations, hedging activities, delays in recovering unconditional fuel purchase obligations and fuel clause under and over recoveries. The Company generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) and permanent financings.

Cash Flows

Three Months Ended March 31(In millions)	2008	2007
Net cash (used in) provided from operating activities	$(47.0)	$76.0
Net cash used in investing activities	(62.1)	(91.9)
Net cash provided from financing activities	109.1	16.0

The reduction of approximately $123.0 million in net cash provided from operating activities during the three months ended March 31, 2008 as compared to the same period in 2007 primarily related to decreases in fuel, materials and supplies inventories primarily due to a change in accounting for fuel inventory implemented January 1, 2008, accounts payable primarily due to payments by the Company in the first quarter of 2008 related to the December 2007 ice storm and fuel clause over recoveries in the first quarter of 2008. The decrease of approximately $29.8 million in net cash used in investing activities during the three months ended March 31, 2008 as compared to the same period in 2007 primarily related to lower levels of capital expenditures. The increase of approximately $93.1 million in net cash provided from financing activities during the three months ended March 31, 2008 as compared to the same period in 2007 primarily related to proceeds received from the issuance of long-term debt in the first quarter of 2008 partially offset by lower levels of short-term debt.

Future Capital Requirements

Capital Expenditures

The Company’s current 2008 to 2013 construction program includes continued investment in its distribution, generation and transmission system. In the Company’s 2007 Form 10-K, the Company’s estimates of capital expenditures were approximately: 2008 - $788.5 million (approximately $434.5 million are related to the proposed acquisition of the Redbud power plant), 2009 - $393.9 million, 2010 - $449.0 million, 2011 - $438.6 million, 2012 - $455.6 million and 2013 - $438.6 million. These estimates included approximately $12.0 million, $22.5 million, $83.0 million, $97.3 million, $93.8 million and $69.6 million, respectively, for environmental expenditures associated with Best Available Retrofit Technology (“BART”) requirements. As discussed in Note 10 of Notes to Condensed Financial Statements, due to an opinion from the U.S. Environmental Protection Agency (“EPA”) that the Company’s proposed initial compliance plan would not satisfy the applicable requirements, the Company is undertaking additional analysis. Until a compliance plan is approved by the EPA, the costs of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty. Based on information currently available to the Company, the Company would expect that the costs of its initial compliance plan would be substantially higher than its original estimate of $470 million. Due to this uncertainty regarding BART costs, the Company has excluded any BART costs from its updated capital expenditure estimates. Therefore, the Company’s current estimates of capital expenditures, without any BART costs, are approximately: 2008 - $764.5 million (approximately $434.5 million are related to the proposed acquisition of the Redbud power plant), 2009 - $333.4 million, 2010 - $363.5 million, 2011 - $376.8 million, 2012 - $378.1 million and 2013 - $369.0 million.  These capital expenditures also exclude expenditures related to the proposed transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma.

Pension Plan Funding

OGE Energy previously disclosed in its 2007 Form 10-K that it may contribute up to $50 million to its pension plan during 2008, of which approximately $42.6 million is expected to be the Company’s portion. In April 2008, OGE Energy contributed approximately $20 million to its pension plan, of which approximately $17.1 million was the Company’s portion. OGE Energy currently expects to contribute an additional $30 million to its pension plan during the remainder of 2008. Any remaining expected contributions to the pension plan during 2008 are discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the sale of assets, proceeds from the issuance of long and short-term debt and funds received from OGE Energy (from proceeds from the sale of its common stock to the public through OGE Energy’s Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs. The Company utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Issuance of New Long-Term Debt

In January 2008, the Company issued $200.0 million of 6.45% senior notes due February 1, 2038. The proceeds from the issuance were used to repay commercial paper borrowings.

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. At March 31, 2008, the Company had approximately $185.8 million in outstanding commercial paper borrowings. At December 31, 2007, the Company had no outstanding commercial paper borrowings. Also, the Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2007 and ending December 31, 2008. See Note 8 of Notes to Condensed Financial Statements for a discussion of OGE Energy’s and the Company’s short-term debt activity.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material effect on the Company’s Condensed Financial Statements. However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with OGE Energy’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Form 10-K.

Accounting Pronouncements

See Notes 2 and 3 of Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements that are applicable to the Company.

Historically, the Company has used the last-in, first-out (“LIFO”) method of accounting for inventory removed from storage or stockpiles. Effective January 1, 2008, the Company began using the weighted-average cost method to value inventory that is physically added to or withdrawn from storage or stockpiles in accordance with Oklahoma Senate Bill No. 609 (“SB 609”) that was adopted in Oklahoma in 2007. SB 609 requires that electric utilities record fuel or natural gas removed from storage or stockpiles using the weighted-average cost method of accounting for inventory. In addition to satisfying the requirements of SB 609, management believes that the change from LIFO to weighted-average cost is also preferable because it provides for a more meaningful presentation in the financial statements taken as a whole and reduces the volatility associated with fuel price fluctuations on the Company’s customers. The majority of electric utility companies use the weighted-average cost method. See Note 1 of Notes to Condensed Financial Statements for a further discussion.

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

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q and the Company’s 2007 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 10 and 11 of Notes to Condensed Financial Statements in this Form 10-Q and Notes 12 and 13 of Notes to Condensed Financial Statements and Item 3 of Part I of the 2007 Form 10-K for a discussion of the Company’s commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s 2007 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth in Notes 10 and 11 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2007 Form 10-K.

Item 6. Exhibits.

Exhibit No.	Description

10.01

Amendment No. 1 to OGE Energy’s 2003 Annual Incentive Compensation Plan. (Filed as Exhibit 10.02 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1- 12579) and incorporated by reference herein).

10.02

OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1- 12579) and incorporated by reference herein).

10.03

OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.04

OGE Energy Deferred Compensation Plan, as amended and restated. (Filed as Exhibit 10.05 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.05

Amendment No. 3 to OGE Energy’s 2003 Stock Incentive Plan. (Filed as Exhibit 10.06 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.06	Amendment to OGE Energy’s Stock Incentive Plan. (Filed as Exhibit 10.07 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).
10.07

Form of Amended and Restated Employment Agreement with current officers of the Company. (Filed as Exhibit 10.08 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.08

Form of Employment Agreement with future officers of the Company. (Filed as Exhibit 10.09 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

18.01	Letter from Ernst & Young LLP related to a change in accounting principle.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By	/s/ Scott Forbes
Scott Forbes
Controller – Chief Accounting Officer

May 7, 2008