Form 10-Q
period 2008-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2008-07-31
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2008

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

At June 30, 2008, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

i

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” in Oklahoma Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•

other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission (“SEC”) including those listed in “Item 1A. Risk Factors” and in Exhibit 99.01 to the Company’s 2007 Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                    OKLAHOMA GAS AND ELECTRIC COMPANY

                                    CONDENSED STATEMENTS OF INCOME

                                      (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

OPERATING REVENUES	$520.7	$429.9	$907.1	$770.6

COST OF GOODS SOLD (exclusive of depreciation shown below)	312.7	237.3	553.3	437.2
Gross margin on revenues	208.0	192.6	353.8	333.4
Other operation and maintenance	85.8	78.1	180.1	152.3
Depreciation	36.9	34.6	73.2	70.0
Taxes other than income	14.6	13.3	30.5	28.5

OPERATING INCOME	70.7	66.6	70.0	82.6

OTHER INCOME (EXPENSE)
Interest income	0.7	---	1.0	---
Allowance for equity funds used during construction	---	0.4	---	0.4
Other income (loss)	(0.5)	1.4	1.8	2.7
Other expense	(10.2)	(1.2)	(10.9)	(1.8)
Net other income (expense)	(10.0)	0.6	(8.1)	1.3

INTEREST EXPENSE
Interest on long-term debt	15.4	12.8	29.9	25.5
Allowance for borrowed funds used during construction	(0.9)	(0.8)	(1.6)	(1.4)
Interest on short-term debt and other interest charges	2.5	4.5	8.2	8.0
Interest expense	17.0	16.5	36.5	32.1

INCOME BEFORE TAXES	43.7	50.7	25.4	51.8

INCOME TAX EXPENSE	12.8	15.6	5.8	14.8

NET INCOME	$30.9	$35.1	$19.6	$37.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In millions)	2008	2007

ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $3.4, respectively	$168.8	$134.9
Accrued unbilled revenues	61.9	45.7
Fuel inventories	66.6	44.3
Materials and supplies, at average cost	63.8	59.9
Gas imbalances	---	0.1
Accumulated deferred tax assets	11.3	11.4
Fuel clause under recoveries	87.4	27.3
Prepayments	5.8	3.8
Other	0.1	4.2
Total current assets	465.7	331.6

OTHER PROPERTY AND INVESTMENTS, at cost	3.1	3.1

PROPERTY, PLANT AND EQUIPMENT
In service	5,486.6	5,363.1
Construction work in progress	101.3	112.4
Total property, plant and equipment	5,587.9	5,475.5
Less accumulated depreciation	2,265.0	2,241.9
Net property, plant and equipment	3,322.9	3,233.6

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	16.9	17.4
Regulatory asset - SFAS 158	166.5	174.6
Prepaid pension obligation	23.2	---
McClain Plant deferred expenses	9.3	12.4
Unamortized loss on reacquired debt	18.3	18.9
Unamortized debt issuance costs	8.1	6.4
Other	64.4	76.9
Total deferred charges and other assets	306.7	306.6

TOTAL ASSETS	$4,098.4	$3,874.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	December 31,
(In millions)	2008	2007

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Short-term debt	$265.3	$0.8
Accounts payable - affiliates	11.8	10.5
Accounts payable - other	128.3	164.3
Advances from parent	157.6	348.0
Customer deposits	54.8	53.6
Accrued taxes	25.7	24.9
Accrued interest	27.2	21.5
Accrued compensation	20.9	28.8
Price risk management	---	1.7
Fuel clause over recoveries	---	4.2
Other	25.2	17.6
Total current liabilities	716.8	675.9

LONG-TERM DEBT	1,042.4	843.4

COMMITMENTS AND CONTINGENCIES (NOTE 10)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	107.3	118.1
Accumulated deferred income taxes	641.1	633.0
Accumulated deferred investment tax credits	19.6	22.0
Accrued removal obligations, net	144.8	139.7
Other	18.5	19.5
Total deferred credits and other liabilities	931.3	932.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	665.4	665.4
Retained earnings	742.5	757.9
Total stockholder’s equity	1,407.9	1,423.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,098.4	$3,874.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

                                   OKLAHOMA GAS AND ELECTRIC COMPANY

                                      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

                                     (Unaudited)

				Accumulated
		Premium		Other
	Common	on Capital	Retained	Comprehensive
(In millions)	Stock	Stock	Earnings	Income (Loss)		Total
Balance at December 31, 2006	$100.9	$564.5	$656.0		$0.6	$1,322.0
Comprehensive income
Net income for the first quarter of 2007	---	---	1.9		---	1.9
Other comprehensive income, net of tax					---
Deferred hedging losses (($1.0) pre-tax)	---	---	---		(0.6)	(0.6)
Other comprehensive loss	---	---	---		(0.6)	(0.6)
Comprehensive income (loss)	---	---	1.9		(0.6)	1.3
Dividends declared on common stock	---	---	(20.9)		---	(20.9)
FIN No. 48 adoption (($6.2) pre-tax)	---	---	(3.8)		---	(3.8)
Balance at March 31, 2007	$100.9	$564.5	$633.2	$	---	$1,298.6
Comprehensive income
Net income for the second quarter of 2007	---	---	35.1		---	35.1
Comprehensive income	---	---	35.1		---	35.1
Dividends declared on common stock	---	---	(10.1)		---	(10.1)
Balance at June 30, 2007	$100.9	$564.5	$658.2	$	---	$1,323.6

Balance at December 31, 2007	$100.9	$564.5	$757.9	$	---	$1,423.3
Comprehensive income
Net loss for the first quarter of 2008	---	---	(11.3)		---	(11.3)
Comprehensive loss	---	---	(11.3)		---	(11.3)
Balance at March 31, 2008	$100.9	$564.5	$746.6	$	---	$1,412.0
Comprehensive income
Net income for the second quarter of 2008	---	---	30.9		---	30.9
Comprehensive income	---	---	30.9		---	30.9
Dividends declared on common stock	---	---	(35.0)		---	(35.0)
Balance at June 30, 2008	$100.9	$564.5	$742.5	$	---	$1,407.9

                           The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$19.6	$37.0
Adjustments to reconcile net income to net cash (used in) provided from operating activities
Depreciation		73.2	70.0
Deferred income taxes and investment tax credits, net		6.5	5.9
Allowance for equity funds used during construction		---	(0.4)
Loss on retirement of fixed assets		---	0.8
Write-down of regulatory assets		9.2	---
Price risk management assets		---	0.9
Price risk management liabilities		(1.7)	---
Other assets		(8.9)	13.6
Other liabilities		(22.4)	(33.3)
Change in certain current assets and liabilities
Accounts receivable, net		(33.9)	4.4
Accrued unbilled revenues		(16.2)	(13.9)
Fuel, materials and supplies inventories		(26.2)	(14.7)
Gas imbalance assets		0.1	---
Fuel clause under recoveries		(60.1)	---
Other current assets		2.1	3.8
Accounts payable		(36.0)	11.3
Accounts payable - affiliates		1.3	3.9
Income taxes payable - affiliates		3.1	26.0
Customer deposits		1.2	2.1
Accrued taxes		0.8	---
Accrued interest		5.7	1.6
Accrued compensation		(7.9)	(4.2)
Gas imbalance liabilities		---	0.1
Fuel clause over recoveries		(4.2)	6.9
Other current liabilities		7.6	5.8
Net Cash (Used in) Provided from Operating Activities		(87.1)	127.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)		(146.3)	(169.0)
Proceeds from sale of assets		---	0.7
Net Cash Used in Investing Activities		(146.3)	(168.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt		197.2	---
Increase in short-term debt, net		36.2	62.0
Dividends paid on common stock		---	(21.0)
Net Cash Provided from Financing Activities		233.4	41.0

NET INCREASE IN CASH		---	0.3
CASH AT BEGINNING OF PERIOD		---	---
CASH AT END OF PERIOD	$	---	$0.3

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2008 and December 31, 2007, the results of its operations for the three and six months ended June 30, 2008 and 2007, and the results of its cash flows for the six months ended June 30, 2008 and 2007, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the  audited Financial Statements  and Notes thereto included in the  Company’s 2007 Form 10-K.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2008	2007
Regulatory Assets
Regulatory asset - SFAS 158	$166.5	$174.6
Fuel clause under recoveries	87.4	27.3
Deferred storm expenses	33.7	35.9
Deferred pension plan expenses	19.8	24.8
Unamortized loss on reacquired debt	18.3	18.9
Income taxes recoverable from customers, net	16.9	17.4
McClain Plant deferred expenses	9.3	12.4
Red Rock deferred expenses	7.2	14.7
Cogeneration credit rider under recovery	---	3.9
Miscellaneous	1.3	0.8
Total Regulatory Assets	$360.4	$330.7

Regulatory Liabilities
Accrued removal obligations, net	$144.8	$139.7
Cogeneration credit rider over recovery	3.0	---
Centennial rider over recovery	2.4	2.9
Fuel clause over recoveries	---	4.2
Miscellaneous	0.7	1.4
Total Regulatory Liabilities	$150.9	$148.2

In June 2008, the Company proposed a plan to the OCC designed to ease the financial burden on its customers of higher summer electric bills resulting from near-record high natural gas prices. The Company proposed that it would recover only 50 percent of specified fuel costs during the hot summer months while delaying recovery of the remaining amount until the milder months of fall and early winter. The Company’s plan, which was implemented July 1, 2008, helps reduce the near-term impact on its customers of higher fuel prices. Customers will generally be paying less for fuel costs during the summer than they otherwise might have absent this plan, while bills received in the months of October through December will generally include higher fuel costs in order to recover deferred fuel costs. The unrecovered amount is included in Fuel Clause Under Recoveries in the table above.

For a discussion of proceedings related to the deferred storm expenses and deferred Red Rock expenses and related reductions in the amounts previously recorded, see Note 11.

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

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” requires that an entity report a change in accounting principle through retrospective application of the new principle to all prior periods unless it is impractical to do so.  However, SFAS No. 71 requires that changes in accounting methods for regulated entities that affect allowable costs for rate-making purposes should be implemented in the same way that such an accounting change would be implemented for rate-making purposes. In accordance with an order from the OCC, the Company’s change in accounting method for inventory affected allowable costs for rate-making purposes, on a prospective basis only beginning January 1, 2008. Therefore the change in accounting was implemented prospectively for purposes of generally accepted accounting principles (“GAAP”) and the Company did not restate previously issued financial statements. Also, in accordance with the order from the OCC, on January 1, 2008, the Company recorded an increase in Fuel Inventories of approximately $7.9 million with a corresponding offset recorded in Fuel Clause Under and Over Recoveries on the Company’s Condensed Financial Statements. The Company began recovering costs from its customers using the weighted-average cost method for inventory on January 1, 2008.

The change in accounting for fuel inventory to the weighted-average cost method resulted in a higher fuel inventory balance of approximately $5.4 million at June 30, 2008. The change in accounting for fuel inventory to the weighted-average cost method did not impact the income statement for the three and six months ended June 30, 2008 as the Company’s fuel costs are passed through to its customers through automatic fuel adjustment clauses.

Related Party Transactions

OGE Energy allocated operating costs to the Company of approximately $23.3 million and $21.6 million during the three months ended June 30, 2008 and 2007, respectively, and allocated approximately $46.6 million and $44.6 million during the six months ended June 30, 2008 and 2007, respectively. OGE Energy allocates operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries. Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits. Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During each of the three month periods ended June 30, 2008 and 2007, the Company recorded an expense for its affiliate, Enogex LLC and its subsidiaries (“Enogex”), of approximately $8.7 million for transporting gas to the Company’s natural gas-fired generation facilities. During the six months ended June 30, 2008 and 2007, the Company recorded an expense for Enogex of approximately $17.4 million and $17.3 million, respectively, for transporting gas to the Company’s natural gas-fired generation facilities. During each of the three month periods ended June 30, 2008 and 2007, the Company recorded an expense for Enogex of approximately $3.2 million for natural gas storage services. During each of the six month periods ended June 30, 2008 and 2007, the Company recorded an expense for Enogex of approximately $6.3 million for natural gas storage services. During the three months ended June 30, 2008 and 2007, the Company also recorded natural gas purchases from its affiliate, OGE Energy Resources, Inc. (“OERI”) of approximately $22.6 million and $14.6 million, respectively. During the six months ended June 30, 2008 and 2007, the Company also recorded natural gas purchases from OERI of approximately $43.3 million and $19.9 million, respectively. Approximately $12.0 million and $11.3 million were recorded at June 30, 2008 and December 31, 2007, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

During the three and six months ended June 30, 2008 and 2007, the Company made no advances to OGE Energy.

During the three months ended June 30, 2007, the Company recorded interest expense of approximately $1.4 million to OGE Energy for advances made by OGE Energy to the Company. There was no interest expense recorded during the three months ended June 30, 2008. During the six months ended June 30, 2008 and 2007, the Company recorded interest expense of approximately $0.4 million and $2.3 million, respectively, to OGE Energy for advances made by OGE Energy to the Company. The interest rate charged on advances to the Company from OGE Energy approximates OGE Energy’s commercial paper rate.

During the six months ended June 30, 2008 and 2007, the Company declared dividends of approximately $35.0 million and $31.0 million, respectively, to OGE Energy.

2.               Accounting Developments

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP amends the factors that should be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This FSP also seeks to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and GAAP. A company’s own historical experience in renewing or extending similar arrangements should be considered in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset. In the absence of such experience, assumptions that market participants would use about renewal or extension that are consistent with the highest and best use of the asset, adjusted for company specific factors, should be considered. The FSP requires that for recognized intangible assets, an entity should disclose information that enables the users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt this FSP effective January 1, 2009. The adoption of this FSP is not expected to have an impact on the Company’s financial position or results of operations as the Company does not currently have any intangible assets.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 transfers the GAAP hierarchy from the American Institute of Certified Public Accountant’s (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” to the FASB because entities are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 states the hierarchy of accounting sources that should be used in applying GAAP. If the accounting treatment for a specific transaction or event is not specified in the accounting guidance, an entity shall first consider accounting principles for similar transactions or events and then other accounting literature. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have an impact on the Company’s application of GAAP, financial position or results of operations.

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

3.               Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods. Therefore, SFAS No. 157 nullifies the guidance in footnote 3 of Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” SFAS No. 157 also amends SFAS No. 133 to remove the guidance similar to that nullified in EITF 02-3. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 generally are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company adopted this new standard effective January 1, 2008.

The following table is a summary of the Company’s liabilities that are measured at fair value on a recurring basis in accordance with SFAS No. 157. At June 30, 2008, the Company had no assets measured at fair value on a recurring basis in accordance with SFAS No. 157.

	June 30,
(In millions)	2008	Level 3
Liabilities

Asset retirement obligations	$5.1	$5.1
Total	$5.1	$5.1

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

Asset
Retirement
(In millions)	Obligations
Liabilities
Balance at January 1, 2008	$4.9
Total gains or losses (realized/unrealized)
Included in earnings	0.1
Included in other comprehensive income	---
Purchases, sales, issuances and settlements, net	---
Transfers in and/or out of Level 3	---
Balance at March 31, 2008	$5.0
Total gains or losses (realized/unrealized)
Included in earnings	0.1
Included in other comprehensive income	---
Purchases, sales, issuances and settlements, net	---
Transfers in and/or out of Level 3	---
Balance at June 30, 2008	$5.1

The amount of total gains or losses for the period included in earnings attributable to
the change in unrealized gains or losses relating to liabilities held at June 30, 2008	$ ---

Gains and losses (realized and unrealized) included in earnings for the three and six months ended June 30, 2008 attributable to the change in unrealized gains or losses relating to liabilities held at June 30, 2008, if any, are reported in operating revenues.

4.               Stock-Based Compensation

On January 21, 1998, OGE Energy adopted a Stock Incentive Plan (the “1998 Plan”) and in 2003, OGE Energy adopted another Stock Incentive Plan (the “2003 Plan” that replaced the 1998 Plan).  In 2008, OGE Energy adopted, and its shareowners approved, a new Stock Incentive Plan (the “2008 Plan” and together with the 1998 Plan and the 2003 Plan, the “Plans”).  The 2008 Plan replaced the 2003 Plan and no further awards will be granted under the 2003 Plan or the 1998 Plan.  As under the 2003 Plan and the 1998 Plan, under the 2008 Plan, restricted stock, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries.  OGE Energy has authorized the issuance of up to 2,750,000 shares under the 2008 Plan.

The Company recorded compensation expense of approximately $0.4 million pre-tax ($0.2 million after tax) and approximately $0.6 million pre-tax ($0.4 million after tax), respectively, during the three and six months ended June 30, 2008 related to the Company’s portion of OGE Energy’s share-based payments. The Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) and approximately $0.4 million pre-tax ($0.2 million after tax), respectively, during the three and six months ended June 30, 2007 related to the Company’s portion of OGE Energy’s share-based payments.

OGE Energy issues new shares to satisfy stock option exercises. During the three and six months ended June 30, 2008, there were 322,700 shares and 491,964 shares, respectively, of new common stock issued pursuant to OGE Energy’s Plans related to exercised stock options and payouts of earned performance units, of which none and 3,100 shares, respectively, related to the Company’s employees. OGE Energy received approximately $7.4 million and $0.2 million during the three months ended June 30, 2008 and 2007, respectively, and approximately $7.6 million and $7.1 million during the six months ended June 30, 2008 and 2007, respectively, related to exercised stock options.

5.               Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income balance at June 30, 2008 or December 31, 2007.

6.               Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income taxes examinations by tax authorities for years before 2004.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its federal investment tax credits on a ratable basis throughout the year. In addition, the Company earns both federal and Oklahoma state tax credits associated with the production from its Centennial wind farm that further reduce the Company’s effective tax rate.

During the second quarter of 2008, the Company entered into a tax sharing agreement between OGE Energy and the Company’s other affiliates. The tax sharing agreement did not change the manner in which the income tax liability is allocated nor the amount of income tax expense or benefit recognized. The only effect of the tax sharing agreement was related to the timing of intercompany income tax payments, which requires that intercompany income tax payments be made only when there is a cash payment to, or a refund from, a taxing authority on behalf of OGE Energy and its subsidiaries.

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

7.               Long-Term Debt

At June 30, 2008, the Company was in compliance with all of its debt agreements.

Optional Redemption of Long-Term Debt

The Company has three series of variable-rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
1.40% - 3.18%	Garfield Industrial Authority, January 1, 2025	$47.0
1.24% - 3.22%	Muskogee Industrial Authority, January 1, 2025	32.4
1.35% - 3.45%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

Registration Statement Filing

On June 5, 2008, the Company filed a Registration Statement on Form S-3 pursuant to which it may offer from time to time up to $700 million of unsecured debt securities. The Company expects to issue long-term debt later in 2008.

8.               Short-Term Debt

The short-term debt balance was approximately $265.3 million and $0.8 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, the Company had approximately $157.6 million and $348.0 million, respectively, in outstanding advances from OGE Energy. The following table shows OGE Energy’s and the Company’s revolving credit agreements and available cash at June 30, 2008.

Revolving Credit Agreements and Available Cash (In millions)
Entity	Amount Available	Amount Outstanding (A)	Weighted-Average Interest Rate	Maturity
OGE Energy (B)	$ 600.0	$ 173.4	2.99%	December 6, 2012 (D)
The Company (C)	400.0	266.1	2.94% (E)	December 6, 2012 (D)
	1,000.0	439.5	2.96%
Cash	---	N/A	N/A	N/A
Total	$ 1,000.0	$ 439.5

(A) Includes direct borrowings, outstanding commercial paper and letters of credit.
(B) This bank facility is available to back up OGE Energy’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2008, there was approximately $173.4 million in outstanding commercial paper borrowings.
(C) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2008, there was approximately $264.5 million in outstanding commercial paper borrowings and approximately $1.6 million supporting letters of credit.
(D) In December 2006, OGE Energy and the Company amended and restated their revolving credit agreements to total in the aggregate $1.0 billion, $600 million for OGE Energy and $400 million for the Company. Each of the credit facilities has a five-year term with an option to extend the term for two additional one-year periods. In November 2007, OGE Energy and the Company utilized one of these one-year extensions to extend the maturity of their credit agreements to December 6, 2012. Also, each of these credit facilities has an additional option at the end of the two renewal options to convert the outstanding balance to a one-year term loan.
(E) Represents the weighted-average interest rate for the outstanding commercial paper borrowings of approximately $264.5 million.

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

9.               Retirement Plans and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” which required an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements were effective for the year ended December 31, 2007 for the Company.

The details of net periodic benefit cost of the pension plan, the restoration of retirement income plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

  Net Periodic Benefit Cost

	Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Service cost	$3.1	$3.4	$6.2	$6.9
Interest cost	6.3	6.4	12.5	12.8
Return on plan assets	(8.5)	(8.6)	(17.1)	(17.2)
Amortization of net loss	1.8	2.1	3.7	4.2
Amortization of recognized prior service cost	0.2	1.2	0.5	2.2
Net periodic benefit cost (A)	$2.9	$4.5	$5.8	$8.9

(A) In addition to the $2.9 million and $4.5 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the three months ended June 30, 2008 and 2007, respectively, the Company also recognized an expense of approximately $2.5 million and $1.3 million, respectively, related to the reversal of a portion of the regulatory asset identified as Deferred Pension Plan Expenses (see Note 1). In addition to the $5.8 million and $8.9 million in SFAS No. 87 net periodic benefit cost recognized during the six months ended June 30, 2008 and 2007, respectively, the Company also recognized an expense of approximately $5.0 million and $2.4 million, respectively, related to the reversal of a portion of the regulatory asset identified as Deferred Pension Plan Expenses (see Note 1).

	Restoration of Retirement Income Plan
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2008	2007		2008	2007
Amortization of net loss	$0.1	$	---	$0.1	$	---
Amortization of recognized prior service cost	---		---	0.1		0.1
Net periodic benefit cost	$0.1	$	---	$0.2		$0.1

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Service cost	$0.6	$0.6	$1.2	$1.3
Interest cost	2.7	2.6	5.5	5.2
Return on plan assets	(1.6)	(1.5)	(3.2)	(2.9)
Amortization of transition obligation	0.7	0.7	1.3	1.3
Amortization of net loss	0.8	1.4	1.7	2.7
Amortization of recognized prior service cost	0.4	0.4	0.8	0.8
Net periodic benefit cost	$3.6	$4.2	$7.3	$8.4

Pension Plan Funding

OGE Energy previously disclosed in its 2007 Form 10-K that it may contribute up to $50 million to its pension plan during 2008, of which approximately $42.6 million is expected to be the Company’s portion. In the second quarter of 2008, OGE Energy contributed approximately $40 million to its pension plan, of which approximately $37.6 million was the Company’s portion. OGE Energy currently expects to contribute an additional $10 million to its pension plan during the remainder of 2008. Any further contributions to the pension plan during 2008 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

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

Coal Transportation Contracts

The Company has transportation contracts for the transportation of coal to its coal-fired power plants. The Company’s current transportation contracts expire on December 31, 2008. The Company is currently in the process of negotiating new contracts and expects its new contracts to contain higher transportation rates than in the current contracts.

Environmental Laws and Regulations

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers.  On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit Court vacated the rule and on March 24, 2008, the EPA filed a petition for rehearing. On May 20, 2008, the U.S. Court of Appeals for the D.C. Circuit denied the petition.  The parties have until August 19, 2008 to file a petition for review by the U.S. Supreme Court.  The Company cannot predict the outcome of the federal litigation at this time.  Until the rule was vacated, the CAMR required mercury monitoring to begin in 2009.  Accordingly, the Company installed mercury monitoring equipment on all five of its coal units.  The cost of the monitoring equipment was approximately $5.0 million in 2007 and the Company expects to spend approximately $0.7 million in 2008 to complete vendor qualification.  Because the CAMR litigation is ongoing, the cost to install additional mercury controls is uncertain at this time but may be significant, particularly if the EPA develops more stringent requirements.  Because of the uncertainty caused by the litigation regarding the CAMR, the promulgation of an Oklahoma rule that would apply to existing facilities has been delayed.  Regulations to require mercury monitoring are being considered for proposal by the Oklahoma Department of Environmental Quality (“ODEQ”); however, is not expected that Oklahoma will propose new mercury regulations in 2008.  The Company will continue to participate in the state rule making process.

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

The modeling did not support waivers for the affected units at the Seminole, Muskogee and Sooner generating stations. The Company submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of nitrogen oxide (“NOX”) controls on all three units. At the same time, the Company submitted a determination to the ODEQ that an alternative compliance plan for the affected units at the Muskogee and Sooner power plants will achieve overall greater visibility improvement than BART in the affected Class I areas and the alternative plan extends the timeline for compliance to 2018. The cost for this alternative compliance plan, including the BART compliance plan for the Seminole power plant (the alternative compliance plan and the BART compliance plan are collectively referred to herein as the “alternative plan”), was estimated at approximately $470 million in March 2007. The alternative plan included installing semi-dry scrubbers on three of four affected coal units and low NOX burner equipment on all four coal units. This alternative plan was subject to approval by the ODEQ and the EPA. The EPA provided an opinion to the ODEQ that the Company’s alternative plan did not meet the requirements of the regional haze rules. On November 16, 2007, the ODEQ notified the Company that additional analysis would be required before the Company alternative plan could be accepted. As required by the ODEQ, the Company completed additional analysis and, on May 30, 2008, the Company filed with the ODEQ the results of its BART evaluation for the affected generating units as well as withdrawing its alternative plan filed in March 2007. In the May 30, 2008 filing, the Company indicated its intention to install low NOX combustion technology at its affected generating stations and to continue to burn low sulfur coal at its four coal-fired generating units at its Muskogee and Sooner generating stations. The capital expenditures associated with the installation of the low NOX combustion technology are expected to be approximately $110 million. The Company believes that these control measures will achieve visibility improvements in a cost-effective manner. The Company did not propose the installation of scrubbers at its four coal-fired generating units because the Company concluded that, consistent with the EPA’s regulations on BART, the installation of scrubbers (at an estimated cost of $1.7 billion) would not be cost-effective. The Company cannot predict what action the EPA or the ODEQ will take in response to the Company’s May 30, 2008 filing. The Company expects that a compliance plan will be approved by the EPA by December 31, 2008. Until the compliance plan is approved, the total cost of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty. The Company expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company’s retail customers under House Bill 1910, which was enacted into law in May 2005.

Currently, the EPA has designated Oklahoma “in attainment” with the ambient standard for ozone of 0.08 parts per million (“PPM”). In March 2008, the EPA lowered the ambient primary and secondary standards to 0.075 PPM. Oklahoma has until March 2009 to designate any areas of non-attainment within the state, based on ozone levels in 2006 through 2008. Following the state’s designation, the EPA is expected to determine a final designation by March 2010. States will be required to meet the ambient standards between 2013 and 2030, with deadlines depending on the severity of their ozone level. Oklahoma City and Tulsa are the most likely areas to be designated non-attainment in Oklahoma. The Company cannot predict the final outcome of this evaluation or its timing or affect on the Company’s operations.

The ODEQ Clean Air Act Amendment Title V permitting program was approved by the EPA in March 1996. By March of 1997, the Company had submitted all required permit applications. As of December 31, 2007, the Company had received Title V permits for all of its generating stations and intends to continue to renew these permits as necessary. Air permit fees for the Company’s generating stations were approximately $0.6 million in 2007. In January 2008, the ODEQ proposed fee increases of approximately 28 percent for Title V sources. These fee increases were approved and became effective July 1, 2008.

In July 2008, the Company received a request for information from the EPA regarding Clean Air Act compliance at the Company’s Muskogee and Sooner generating plants. In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Clean Air Act’s new source review process. The Company believes it has acted in full compliance with the Clean Air Act and new source review process and is cooperating with the EPA. The Company cannot predict what, if any, further actions the EPA may take with respect to this matter.

Water

The Company received two Oklahoma Pollutant Discharge Elimination System (“OPDES”) renewal permits in February 2008 from the state of Oklahoma.  The Company is currently reviewing these permits to determine if they are reasonable in their requirements, allow operational flexibility and provide reductions in operating costs.  In addition, the Company expects to file an OPDES renewal application with the state of Oklahoma by August 4, 2008 for one of its generating stations.

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. On January 25, 2007, a federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA.  On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. In September 2007, the state of Oklahoma required a comprehensive demonstration study be submitted by January 7, 2008 for each affected facility.  On January 7, 2008, the Company submitted the requested studies for its facilities. Additionally, on April 14, 2008, the U.S. Supreme Court granted writs of certiorari and will review the question of whether the Section 316(b) rules authorize the EPA to compare costs with benefits in determining the best technology available for minimizing “adverse environmental impact” at cooling water intake structures. It is not clear what changes, if any, the EPA will ultimately make to the Section 316(b) rules or how those changes may affect the Company. Depending on the ultimate analysis and final determinations regarding the Section 316(b) rules and the Oklahoma comprehensive demonstration studies, capital and/or operating costs may increase at any affected Company generating facility.

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

The transactions described above are subject to an order from the FERC authorizing the contemplated transactions and an order from the OCC approving the prudence of the transactions and an appropriate reasonable recovery mechanism, and other customary conditions. The Company will not be obligated to complete the transactions if the orders from the FERC and the OCC contain any conditions or restrictions which are materially more burdensome than those proposed in the Company’s applications. Either the Company or the Redbud Sellers may terminate the Purchase and Sale Agreement if the closing has not occurred on or prior to November 16, 2008; provided that the Redbud Sellers have the option to extend such deadline for up to an additional 180 days if the sole reason the closing has not occurred is because the governmental and regulatory approvals have not been obtained.  On March 20, 2008, the Company and Redbud Energy LP filed an application with the FERC under Section 203 of the Federal Power Act to effectuate the transactions described above.  On April 14, 2008, the OMPA filed a motion to intervene in support of the application.  On April 10, 2008 and April 18, 2008, respectively, AES Shady Point, LLC (“AES”) filed a motion to intervene and protest in the proceeding.  On May 6, 2008, the Company and Redbud Energy LP filed a joint answer to AES’s protest.

The Company filed an application with the OCC in March 2008 asking the OCC to approve the prudency of the transactions and an appropriate reasonable recovery mechanism. On July 30, 2008, a settlement agreement was signed in the Company’s Redbud pre-approval application. The settlement determined that the acquisition of a 51 percent interest in Redbud at the agreed upon $434.5 million purchase price plus transaction costs is prudent and that the facility is used and useful. A rider will be implemented upon closing of the purchase and integration of Redbud into the Company’s generation portfolio. The rider will recover the Oklahoma jurisdiction revenue requirement until new rates are implemented that include Redbud’s net investment, operation and maintenance expense, depreciation expense and ad valorem taxes. The OCC rules provide that the OCC has up to 240 days to issue an order determining the Company’s pre-approval request. There can be no assurances that the transactions will be completed or as to their ultimate timing.

Cancelled Red Rock Power Plant

On October 11, 2007, the OCC issued an order denying the Company and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock power plant project. The plant, which was to be built at the Company’s Sooner plant site, was to be 42 percent owned by the Company, 50 percent owned by PSO and eight percent owned by the OMPA. As a result, on October 11, 2007, the Company, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At December 31, 2007, the Company had incurred approximately $17.5 million of capitalized costs associated with the Red Rock power plant project. In December 2007, the Company filed an application with the OCC requesting authorization to defer, and establish a method of recovery of, approximately $14.7 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project. Specifically, the Company requested authorization to sell approximately $14.7 million of its sulfur dioxide (“SO2”) allowances and to retain 100 percent of the proceeds to offset the $14.7 million of Red Rock costs. Under a prior order of the OCC, 90 percent of the proceeds from sales of SO2 allowances were to be credited to ratepayers. Any portion of the $14.7 million of deferred costs that the OCC does not approve for recovery by the Company will be expensed. In April 2008, the OCC Staff and other parties in this matter filed responses to the Company’s application. Two parties proposed no recovery of the deferred costs. The OCC Staff proposed recovery of approximately $10.8 million (approximately 73.5 percent) through a regulatory asset accruing a return until the Company’s next general retail rate case. Also, in its response to the Company’s Red Rock cost recovery application, the OCC Staff recommended that the Company sell SO2 allowances and retain 100 percent of the proceeds from the sale which should be used to offset the Company’s December 2007 ice storm costs. These ice storm costs were included as part of the regulatory asset balance of approximately $35.9 million at December 31, 2007 (see Note 1), in accordance with a prior order of the OCC, pending recovery in a future rate case. A settlement conference was held on May 2, 2008. On June 27, 2008, the Company filed an application requesting a Storm Cost Recovery Rider (“SCRR”) for the years 2007 through 2009 to recover excess storm damage costs and, at the same time, filed a motion to consolidate for hearing the Red Rock application and the SCRR application. On July 24, 2008, a settlement agreement was signed by all the parties involved in the two cases. Under the terms of the settlement agreement, the Company will: (i) recover approximately $7.2 million, or 50 percent, of the Oklahoma jurisdictional portion of the Red Rock power plant deferred costs through a regulatory asset, (ii) amortize the Red Rock regulatory asset over a 27-year amortization period and earn the OCC’s authorized rate of return beginning with the Company’s next rate case, (iii) accrue carrying costs on the debt portion of the Red Rock regulatory asset from October 1, 2007 until the date the Company begins to recover the regulatory asset through the base rates established in the Company’s next rate case, (iv) recover the OCC Staff and Attorney General consulting fees of approximately $0.3 million related to the Red Rock pre-approval case, in the Company’s next rate case by amortizing this over a two-year period, (v) recover approximately $33.7 million of the 2007 storm costs regulatory asset, which resulted in a write-down of approximately $1.5 million; (vi) implement the SCRR to recover the Company’s actual storm expense for the four-year period from 2006 through 2009, (vii) retain the first $3.4 million from the sale of excess SO2 allowances, (viii) reduce storm costs recovered through the SCRR by the proceeds from the sale of SO2 allowances above the amount retained by the Company and (ix) earn the most recent OCC authorized return on the unrecovered storm cost balance through the SCRR. A hearing on the consolidated cases is scheduled for August 4, 2008. On June 30, 2008, the Company wrote down the Red Rock deferred cost to its net present value pre-tax charge which is currently included in Deferred Charges and Other Assets with an offset in Other Expense on the Company’s Condensed Financial Statements. The write-downs of deferred costs for both the Red Rock power plant and storm costs resulted in a pre-tax charge of approximately $9.0 million for the quarter ended June 30, 2008.

FERC Formula Rate Filing

On November 30, 2007, the Company made a filing at the FERC to increase its transmission rates to wholesale customers moving electricity on the Company’s transmission lines. Interventions and protests were due by December 21, 2007. While several parties filed motions to intervene in the docket, only the OMPA filed a protest to the contents of the Company’s filing. The Company filed an answer to the OMPA’s protest on January 7, 2008. On January 31, 2008, the FERC issued an order (i) conditionally accepting the rates; (ii) suspending the effectiveness of such rates for five months, to be effective July 1, 2008, subject to refund; (iii) establishing hearing and settlement judge procedures; and (iv) directing the Company to make a compliance filing. Settlement conferences were held on February 20, May 9 and July 8, 2008. Another settlement conference is scheduled for August 20, 2008. In July 2008, rates were implemented in an annual amount of approximately $2.4 million, subject to refund.

Arkansas Rate Case Filing

Beginning in early 2008, the Company began developing a rate case filing for the Arkansas jurisdiction. In June 2008, the Company filed a notice with the APSC that it expected to file its rate case in August 2008, requesting an increase in electric rates with a targeted implementation date of July 2009. The amount of the requested increase has not yet been determined.

Renewable Energy Proposal

The Company announced in October 2007 its goal to increase its wind power generation over the next four years from its current 170 MWs to 770 MWs and, as part of this plan, the Company expects to issue a request for proposal for wind power generation in the third quarter of 2008.

The Company filed an application on May 19, 2008 with the OCC requesting pre-approval to recover from Oklahoma customers the cost to construct a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma at a cost of approximately $211 million. This transmission line is a critical first step to increased wind development in western Oklahoma. In the application, the Company also requested authorization to implement a recovery rider to be effective when the transmission line is completed and in service, which is expected during 2010. Finally, the application requested the OCC to approve new renewable tariff offerings to the Company’s Oklahoma customers.  On July 11, 2008, the OCC Staff filed responsive testimony recommending approval of the Company’s renewable plan and the Oklahoma Industrial Energy Consumers opposed the Company’s request. A settlement conference is scheduled for July 31, 2008 with a hearing scheduled to begin on August 7, 2008.  Separately, on July 29, 2008, the Southwest Power Pool (“SPP”) Board of Directors approved the proposed transmission line discussed above.

Market-Based Rate Authority

On December 22, 2003, the Company and OERI filed a triennial market power update based on the supply margin assessment test. On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address the new interim tests. The Company and OERI submitted a compliance filing to the FERC on February 7, 2005 that applied the interim tests to the Company and OERI. In the compliance filing, the Company and OERI passed the pivotal supplier screen but did not pass the market share screen in the Company’s control area. The Company and OERI provided an explanation as to why their failure of the market share screen in the Company’s control area should not be viewed as an indication that they can exercise generation market power.

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

On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company’s control area (instead of only to sales sinking to load within the Company’s control area). On April 20, 2006, the Company submitted: (i) a compliance filing containing the specified revisions to the Company’s market-based rate tariffs and the new cost-based rate tariff; and (ii) a request for rehearing asking the FERC to reconsider its expanded mitigation directive contained in the March 21, 2006 order. On May 22, 2006, the FERC issued a tolling order that effectively provided the FERC additional time to consider the April 20, 2006 rehearing request. On July 25, 2006 and August 25, 2006, pursuant to a FERC March 20, 2006 order, the Company and OERI filed revisions to their market-based rate tariffs to allow them to sell energy imbalance service into the wholesale markets administered by the SPP at market-based rates. On April 4, 2008, the FERC rejected the Company’s April 20, 2006 request for rehearing and approved in part and rejected in part the Company’s April 20, 2006 compliance filing. The April 4, 2008 order directed the Company to evaluate whether any refunds are required to comply with the April 4, 2008 order and to: (i) make any necessary refunds, or (ii) file a report with the FERC stating that no refunds are due. Refunds would apply only to new market-based sales made or new market-based contracts entered into after the March 21, 2006 order. The April 4, 2008 order also directed the Company to make another compliance filing to revise its market-based rate tariffs to adhere to the FERC’s June 21, 2007 final rule that revised standards for market-based rate sales of electric energy, capacity and ancillary services. On May 5, 2008, the Company submitted a compliance report stating that no refunds were due.  On May 30, 2008, the Company and OERI submitted to the FERC a change in status  report notifying the FERC that the Company had entered into a contract with Westar Energy under which the Company agreed to purchase 300 MWs of capacity and energy for the periods from May 1, 2008 through August 31, 2008, and from May 1, 2009  through August 31, 2009.  The Company and OERI explained that this purchase agreement was not material to the FERC’s grant of market-based rate status to the Company and OERI.  The FERC has not yet acted on the Company’s and OERI’s change of status filing.

State Legislative Initiatives

House Bill 2813 (“HB 2813”) was signed into law in May 2008, at which time it became effective. HB 2813 was created in order to advance the development of Oklahoma’s vast wind power potential. This law provides for additional financial certainty for transmission line projects deemed necessary for the development of wind energy. The costs associated with such transmission lines are to be presumed to be recoverable if the lines are in service within five years of the passage of the law and meet the necessary criteria. The Company has announced its intentions to build transmission lines and substantially increase the amount of generation it produces by wind, and management believes that this legislation increases the likelihood of recovering the costs associated with the construction of transmission lines.

House Bill 1739 (“HB 1739”) was signed into law in May 2008, with an effective date of January 1, 2009. HB 1739 creates a system whereby utilities can divide their territories with the proper government oversight. The bill only relates to new customers in the territory and does not allow switching of existing customers. The law also codifies the right of investor-owned utilities to be able to continue serving in annexed territories of cities with municipal electric systems, where they can demonstrate a prior right to be in the annexed territory. The law is retroactive to include previous annexations as well as those that may occur in the future. This law also clarifies which utilities can serve in a territory annexed by a city because duplication of infrastructure has caused problems over the years since it possesses a potential safety hazard to line workers.  The benefits of this law to the Company include being able to reduce future duplication of power lines and other infrastructure as well as clearly establishing the right to serve in areas previously considered legally questionable by certain parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company is subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly owned subsidiary of OGE Energy Corp. (“OGE Energy”), which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail gas business in 1928 and is no longer engaged in the gas distribution business.

Summary of Operating Results

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The Company reported net income of approximately $30.9 million and $35.1 million, respectively, during the three months ended June 30, 2008 and 2007, a decrease of approximately $4.2 million, primarily due to higher other operation and maintenance expense and the write-down of deferred costs associated with both the Red Rock power plant and storm costs partially offset by a higher gross margin on revenues (“gross margin”) due to warmer than normal weather, net of related tax effects.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The Company reported net income of approximately $19.6 million and $37.0 million, respectively, during the six months ended June 30, 2008 and 2007, a decrease of approximately $17.4 million, primarily due to higher other operation and maintenance expense and the write-down of deferred costs associated with both the Red Rock power plant and storm costs partially offset by a higher gross margin due to warmer than normal weather, net of related tax effects.

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

The transactions described above are subject to an order from the FERC authorizing the contemplated transactions and an order from the OCC approving the prudence of the transactions and an appropriate reasonable recovery mechanism, and other customary conditions. The Company will not be obligated to complete the transactions if the orders from the FERC and the OCC contain any conditions or restrictions which are materially more burdensome than those proposed in the Company’s applications. Either the Company or the Redbud Sellers may terminate the Purchase and Sale Agreement if the closing has not occurred on or prior to November 16, 2008; provided that the Redbud Sellers have the option to extend such deadline for up to an additional 180 days if the sole reason the closing has not occurred is because the governmental and regulatory approvals have not been obtained. On March 20, 2008, the Company and Redbud Energy LP filed an application with the FERC under Section 203 of the Federal Power Act to effectuate the transactions described above.  On April 14, 2008, the OMPA filed a motion to intervene in support of the application.  On April 10, 2008 and April 18, 2008, respectively, AES Shady Point, LLC (“AES”) filed a motion to intervene and protest in the proceeding.  On May 6, 2008, the Company and Redbud Energy LP filed a joint answer to AES’s protest.

The Company filed an application with the OCC in March 2008 asking the OCC to approve the prudency of the transactions and an appropriate reasonable recovery mechanism. On July 30, 2008, a settlement agreement was signed in the Company’s Redbud pre-approval application. The settlement determined that the acquisition of a 51 percent interest in Redbud at the agreed upon $434.5 million purchase price plus transaction costs is prudent and that the facility is used and useful. A rider will be implemented upon closing of the purchase and integration of Redbud into the Company’s generation portfolio. The rider will recover the Oklahoma jurisdiction revenue requirement until new rates are implemented that include Redbud’s net investment, operation and maintenance expense, depreciation expense and ad valorem taxes.  The OCC rules provide that the OCC has up to 240 days to issue an order determining the Company’s pre-approval request. There can be no assurances that the transactions will be completed or as to their ultimate timing.

Cancelled Red Rock Power Plant

On October 11, 2007, the OCC issued an order denying the Company and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock power plant project. The plant, which was to be built at the Company’s Sooner plant site, was to be 42 percent owned by the Company, 50 percent owned by PSO and eight percent owned by the OMPA. As a result, on October 11, 2007, the Company, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At December 31, 2007, the Company had incurred approximately $17.5 million of capitalized costs associated with the Red Rock power plant project. In December 2007, the Company filed an application with the OCC requesting authorization to defer, and establish a method of recovery of, approximately $14.7 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project. Specifically, the Company requested authorization to sell approximately $14.7 million of its sulfur dioxide (“SO2”) allowances and to retain 100 percent of the proceeds to offset the $14.7 million of Red Rock costs. Under a prior order of the OCC, 90 percent of the proceeds from sales of SO2 allowances were to be credited to ratepayers. Any portion of the $14.7 million of deferred costs that the OCC does not approve for recovery by the Company will be expensed. In April 2008, the OCC Staff and other parties in this matter filed responses to the Company’s application. Two parties proposed no recovery of the deferred costs. The OCC Staff proposed recovery of approximately $10.8 million (approximately 73.5 percent) through a regulatory asset accruing a return until the Company’s next general retail rate case. Also, in its response to the Company’s Red Rock cost recovery application, the OCC Staff recommended that the Company sell SO2 allowances and retain 100 percent of the proceeds from the sale which should be used to offset the Company’s December 2007 ice storm costs. These ice storm costs were included as part of the regulatory asset balance of approximately $35.9 million at December 31, 2007 (see Note 1 of Notes to Condensed Financial Statements), in accordance with a prior order of the OCC, pending recovery in a future rate case. A settlement conference was held on May 2, 2008. On June 27, 2008, the Company filed an application requesting a Storm Cost Recovery Rider (“SCRR”) for the years 2007 through 2009 to recover excess storm damage costs and, at the same time, filed a motion to consolidate for hearing the Red Rock application and the SCRR application. On July 24, 2008, a settlement agreement was signed by all the parties involved in the two cases. Under the terms of the settlement agreement, the Company will: (i) recover approximately $7.2 million, or 50 percent, of the Oklahoma jurisdictional portion of the Red Rock power plant deferred costs through a regulatory asset, (ii) amortize the Red Rock regulatory asset over a 27-year amortization period and earn the OCC’s authorized rate of return beginning with the Company’s next rate case, (iii) accrue carrying costs on the debt portion of the Red Rock regulatory asset from October 1, 2007 until the date the Company begins to recover the regulatory asset through the base rates established in the Company’s next rate case, (iv) recover the OCC Staff and Attorney General consulting fees of approximately $0.3 million related to the Red Rock pre-approval case, in the Company’s next rate case by amortizing this over a two-year period, (v) recover approximately $33.7 million of the 2007 storm costs regulatory asset, which resulted in a write-down of approximately $1.5 million; (vi) implement the SCRR to recover the Company’s actual storm expense for the four-year period from 2006 through 2009, (vii) retain the first $3.4 million from the sale of excess SO2 allowances, (viii) reduce storm costs recovered through the SCRR by the proceeds from the sale of SO2 allowances above the amount retained by the Company and (ix) earn the most recent OCC authorized return on the unrecovered storm cost balance through the SCRR. A hearing on the consolidated cases is scheduled for August 4, 2008. On June 30, 2008, the Company wrote down the Red Rock deferred cost to its net present value, which resulted in a pre-tax charge of approximately $7.5 million, which is currently included in Deferred Charges and Other Assets with an offset in Other Expense on the Company’s Condensed Financial Statements. The write-downs of deferred costs for both the Red Rock power plant and storm costs resulted in a pre-tax charge of approximately $9.0 million for the quarter ended June 30, 2008.

Proposed Wind Power Project

The Company expects to sign contracts shortly for approximately 101 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with a future wind project in western Oklahoma. Assuming the contracts are signed, the Company will seek regulatory recovery from the OCC and plans to have this project in-service as early as the end of 2009. Capital expenditures associated with this project are expected to be approximately $260 million.

2008 Outlook

OGE Energy previously disclosed in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that its 2008 earnings guidance was $223 million to $242 million of net income, or $2.40 to $2.60 per diluted share, which included $140 million to $150 million of net income for the Company. OGE Energy has lowered the guidance of the Company to $128 million to $138 million.

As explained below, this decrease is attributable to higher operating expenses, which includes the one-time, non-cash charge of approximately $9.5 million to correct for the over-capitalization in prior years of various operation and maintenance expenses, and the net write-down of approximately $9.0 million in deferred costs associated with the Red Rock power plant and the 2007 and 2006 storm related costs. Key factors and assumptions underlying this guidance include:

•	Normal weather patterns are experienced for the remainder of the year;
•	Gross margin on weather-adjusted, retail electric sales increases approximately two percent remains unchanged;
•	Operating expenses of approximately $565 million compared to $545 million projected in previous guidance;
•	Interest expense of approximately $79 million compared to approximately $77 million projected in previous guidance primarily due to higher borrowings for expected capital expenditures;
•	An effective tax rate of approximately 30.0 percent compared to 31.1 percent projected in previous guidance; and
•

Capital expenditures for investment in the Company’s generation, transmission and distribution system of approximately $843 million in 2008, which includes capital expenditures in the amount of approximately $435 million associated with the Company’s planned acquisition of the Redbud generating plant. Previous guidance assumed approximately $765 million of capital expenditures. The increase is primarily due to the renewable energy proposal and the proposed wind power project.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three and six months ended June 30, 2008 as compared to the same period in 2007 and the Company’s financial position at June 30, 2008. Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007
Operating income	$70.7	$66.6	$70.0	$82.6
Net income	$30.9	$35.1	$19.6	$37.0

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Operating revenues	$520.7	$429.9	$907.1	$770.6
Cost of goods sold	312.7	237.3	553.3	437.2
Gross margin on revenues	208.0	192.6	353.8	333.4
Other operation and maintenance	85.8	78.1	180.1	152.3
Depreciation	36.9	34.6	73.2	70.0
Taxes other than income	14.6	13.3	30.5	28.5
Operating income	70.7	66.6	70.0	82.6
Interest income	0.7	---	1.0	---
Allowance for equity funds used during construction	---	0.4	---	0.4
Other income (loss)	(0.5)	1.4	1.8	2.7
Other expense	10.2	1.2	10.9	1.8
Interest expense	17.0	16.5	36.5	32.1
Income tax expense	12.8	15.6	5.8	14.8
Net income	$30.9	$35.1	$19.6	$37.0
Operating revenues by classification
Residential	$185.3	$152.7	$331.7	$287.4
Commercial	126.6	108.1	216.0	184.3
Industrial	59.9	55.5	106.5	96.8
Oilfield	40.1	34.6	72.7	62.4
Public authorities and street light	51.6	44.5	87.7	75.8
Sales for resale	16.5	15.7	31.8	29.6
Provision for rate refund	---	0.1	---	0.1
System sales revenues	480.0	411.2	846.4	736.4
Off-system sales revenues	33.2	11.1	45.5	20.4
Other	7.5	7.6	15.2	13.8
Total operating revenues	$520.7	$429.9	$907.1	$770.6
MWH (A) sales by classification (in millions)
Residential	2.0	1.8	4.2	3.8
Commercial	1.7	1.5	3.1	2.9
Industrial	1.0	1.1	2.0	2.1
Oilfield	0.7	0.7	1.4	1.4
Public authorities and street light	0.8	0.8	1.4	1.4
Sales for resale	0.3	0.4	0.7	0.7
System sales	6.5	6.3	12.8	12.3
Off-system sales	0.5	0.3	0.7	0.6
Total sales	7.0	6.6	13.5	12.9
Number of customers	766,407	759,184	766,407	759,184
Average cost of energy per KWH (B) – cents
Natural gas	10.412	7.583	8.996	7.473
Coal	1.166	1.111	1.124	1.107
Total fuel	3.718	3.031	3.435	2.816
Total fuel and purchased power	4.166	3.442	3.816	3.196
Degree days (C)
Heating
Actual	220	257	2,034	1,926
Normal	236	236	2,218	2,199
Cooling
Actual	721	602	733	645
Normal	547	547	556	555

(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The Company’s operating income increased approximately $4.1 million during the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to a higher gross margin, which is operating revenues less cost of goods sold, partially offset by higher operating expenses, depreciation expense and taxes other than income.

Gross Margin

Gross margin was approximately $208.0 million during the three months ended June 30, 2008 as compared to approximately $192.6 million during the same period in 2007, an increase of approximately $15.4 million, or 8.0 percent. The gross margin increased primarily due to:

•

warmer weather in the Company’s service territory, resulting in an approximate 20 percent increase in cooling degree days compared to the same period in 2007, which increased the gross margin by approximately $12.3 million;

•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $2.0 million; and
•	increased peak demand and related revenues by non-residential customers in the Company’s service territory, which increased the gross margin by approximately $1.6 million.

These increases in the gross margin were partially offset by the price variance due to sales and customer mix, which decreased the gross margin by approximately $0.9 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $249.6 million during the three months ended June 30, 2008 as compared to approximately $177.1 million during the same period in 2007, an increase of approximately $72.5 million, or 40.9 percent, primarily due to higher natural gas prices. The Company’s electric generating capability is fairly evenly divided between coal and natural gas. Purchased power costs were approximately $63.0 million during the three months ended June 30, 2008 as compared to approximately $60.2 million during the same period in 2007, an increase of approximately $2.8 million, or 4.7 percent, primarily due to higher prices in 2008 as compared to the same period in 2007.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to the Company’s customers through automatic fuel adjustment clauses. The automatic fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees the Company pays to Enogex LLC and its subsidiaries. See Note 1 of Notes to Condensed Financial Statements for a discussion of fuel clause under recoveries.

Operating Expenses

Other operation and maintenance expenses were approximately $85.8 million during the three months ended June 30, 2008 as compared to approximately $78.1 million during the same period in 2007, an increase of approximately $7.7 million, or 9.9 percent. The increase in other operation and maintenance expenses was primarily due to:

•

an increase of approximately $3.2 million in salaries and wages expense primarily due to hiring additional employees to support the Company’s operations as well as salary increases in 2008 as compared to 2007;

•	an increase of approximately $3.2 million in contract services attributable to overhauls at one of the Company’s power plants;
•

an increase of approximately $1.5 million in professional services primarily due to higher legal expenses and engineering consulting services in the second quarter of 2008 as compared to the same period in 2007; and

•	an increase of approximately $1.5 million in fleet transportation charges primarily due to higher fuel costs.

These increases in other operation and maintenance expenses were partially offset by a decrease of approximately $1.9 million due to a lower provision for uncollectible accounts receivable.

Depreciation expense was approximately $36.9 million during the three months ended June 30, 2008 as compared to approximately $34.6 million during the same period in 2007, an increase of approximately $2.3 million, or 6.6 percent, primarily due to additional assets being placed in service.

Taxes Other Than Income. Taxes other than income were approximately $14.6 million during the three months ended June 30, 2008 as compared to approximately $13.3 million during the same period in 2007, an increase of approximately $1.3 million, or 9.8 percent, primarily due to increases in ad valorem and payroll taxes.

Additional Information

Other Income (Loss). Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other loss was approximately $0.5 million during the three months ended June 30, 2008 as compared to other income of approximately $1.4 million during the same period in 2007, a decrease in other income of approximately $1.9 million, primarily due to a loss on the guaranteed flat bill tariff due to warmer than normal weather with more customers participating in this plan.

Other Expense. Other expense includes, among other things, expenses from losses on the sale and retirement of assets, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $10.2 million during the three months ended June 30, 2008 as compared to approximately $1.2 million during the same period in 2007, an increase of approximately $9.0 million primarily due to an increase of approximately $7.7 million due to a write-down of deferred costs associated with the Red Rock power plant and a write-down of approximately $1.5 million associated with the 2007 and 2006 storm costs related to a proposed settlement with the OCC.  See Note 11 of Notes to Condensed Financial Statements for a discussion of these matters.

Income Tax Expense. Income tax expense was approximately $12.8 million during the three months ended June 30, 2008 as compared to approximately $15.6 million during the same period in 2007, a decrease of approximately $2.8 million, or 17.9 percent, primarily due to lower pre-tax income in the second quarter of 2008 as compared to the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The Company’s operating income decreased approximately $12.6 million during the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to higher operating expenses, depreciation expense and taxes other than income partially offset by a higher gross margin.

Gross Margin

Gross margin was approximately $353.8 million during the six months ended June 30, 2008 as compared to approximately $333.4 million during the same period in 2007, an increase of approximately $20.4 million, or 6.1 percent. The gross margin increased primarily due to:

•

warmer weather in the Company’s service territory resulting in an approximate 14 percent increase in cooling degree days as compared to the same period in 2007, which increased the gross margin by approximately $12.8 million;

•	increased peak demand and related revenues by non-residential customers in the Company’s service territory, which increased the gross margin by approximately $4.4 million; and
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $4.2 million.

These increases in the gross margin were partially offset by the price variance due to sales and customer mix, which decreased the gross margin by approximately $1.8 million.

Fuel expense was approximately $436.2 million during the six months ended June 30, 2008 as compared to approximately $336.8 million during the same period in 2007, an increase of approximately $99.4 million, or 29.5 percent, primarily due to higher natural gas prices. Purchased power costs were approximately $116.6 million during the six months ended June 30, 2008 as compared to approximately $100.4 million during the same period in 2007, an increase of approximately $16.2 million, or 16.1 percent, primarily due to purchasing more MWHs and higher prices in 2008 as compared to the same period in 2007.

Operating Expenses

Other operation and maintenance expenses were approximately $180.1 million during the six months ended June 30, 2008 as compared to approximately $152.3 million during the same period in 2007, an increase of approximately $27.8 million, or 18.3 percent. The increase in other operation and maintenance expenses was primarily due to:

•

an increase of approximately $9.5 million due to a correction of the over-capitalization of certain payroll, benefits, other employee related costs and overhead costs in previous years, as discussed in Note 2 of Notes to Condensed Financial Statements;

•	an increase of approximately $6.7 million in contract services and approximately $2.1 million in materials and supplies attributable to overhauls at one of the Company’s power plants;
•

an increase of approximately $3.7 million in salaries and wages expense primarily due to hiring additional employees to support the Company’s operations as well as salary increases in 2008 as compared to 2007;

•

an increase of approximately $3.2 million in professional services primarily due to higher legal expenses and engineering consulting services during the first six months of 2008 as compared to the same period in 2007;

•

increased labor costs during the first six months of 2008 as compared to the same period in 2007, when a significant portion of the labor costs were capitalized due to the January 2007 ice storm, which increased operation and maintenance expenses by approximately $2.1 million;

•	an increase of approximately $1.4 million in fleet transportation charges primarily due to higher fuel costs;
•	an increase of approximately $1.4 million due to increased spending on vegetation management; and
•	an increase of approximately $1.2 million in injuries and damages due to property and personal injury claims.

These increases in other operation and maintenance expenses were partially offset by a decrease of approximately $4.1 million due to a lower provision for uncollectible accounts receivable.

Depreciation expense was approximately $73.2 million during the six months ended June 30, 2008 as compared to approximately $70.0 million during the same period in 2007, an increase of approximately $3.2 million, or 4.6 percent, primarily due to additional assets being placed into service.

Taxes other than income were approximately $30.5 million during the six months ended June 30, 2008 as compared to approximately $28.5 million during the same period in 2007, an increase of approximately $2.0 million, or 7.0 percent, primarily due to higher ad valorem and payroll taxes.

Additional Information

Interest Income. Interest income was approximately $1.0 million during the six months ended June 30, 2008. There was no interest income during the same period in 2007. The increase in interest income was primarily due to interest from customers related to the fuel under recovery balance during the six months ended June 30, 2008.

Other Income. Other income was approximately $1.8 million during the six months ended June 30, 2008 as compared to approximately $2.7 million during the same period in 2007, a decrease of approximately $0.9 million, or 33.3 percent, primarily due to a lower gain on the guaranteed flat bill tariff due to warmer than normal weather with more customers participating in this plan.

Other Expense. Other expense was approximately $10.9 million during the six months ended June 30, 2008 as compared to approximately $1.8 million during the same period in 2007, an increase of approximately $9.1 million primarily due to an increase of approximately $7.7 million due to a write-down of deferred costs associated with the Red Rock power plant and a write-down of approximately $1.5 million associated with the 2007 and 2006 storm costs related to a proposed settlement with the OCC. See Note 11 of Notes to Condensed Financial Statements for a discussion of these matters.

Interest Expense. Interest expense was approximately $36.5 million during the six months ended June 30, 2008 as compared to approximately $32.1 million during the same period in 2007, an increase of approximately $4.4 million, or 13.7 percent. The increase in interest expense was primarily due to:

•	an increase of approximately $4.4 million in interest expense related to the issuance of long-term debt in January 2008;
•	an increase of approximately $2.4 million related to interest expense recorded on treasury lock agreements which the Company entered into related to the issuance of long-term debt in January 2008;

•

an increase of approximately $1.2 million in interest expense related to interest on short-term debt primarily due to increased commercial paper borrowings to fund contributions to OGE Energy’s pension plan, dividend payments and daily operational needs of the Company; and

•	an increase of approximately $1.0 million in interest expense for interest related to a pending Internal Revenue Service settlement.

These increases in interest expense were partially offset by a decrease in interest expense of approximately $2.2 million associated with the interest due to customers related to the fuel over recovery balance in 2007.

Income Tax Expense. Income tax expense was approximately $5.8 million during the six months ended June 30, 2008 as compared to approximately $14.8 million during the same period in 2007, a decrease of approximately $9.0 million, or 60.8 percent, primarily due to lower pre-tax income during the first six months of 2008 as compared to the same period in 2007.

Financial Condition

The balance of Accounts Receivable was approximately $168.8 million and $134.9 million at June 30, 2008 and December 31, 2007, respectively, an increase of approximately $33.9 million, or 25.1 percent, primarily due to warmer weather in the Company’s service territory and higher fuel costs in 2008 as compared to 2007.

The balance of Accrued Unbilled Revenues was approximately $61.9 million and $45.7 million at June 30, 2008 and December 31, 2007, respectively, an increase of approximately $16.2 million, or 35.4 percent, primarily due to higher seasonal electric rates and increased usage due to warmer weather in the Company’s service territory.

The balance of Fuel Inventories was approximately $66.6 million and $44.3 million at June 30, 2008 and December 31, 2007, respectively, an increase of approximately $22.3 million, or 50.3 percent, primarily due to increased balances in coal and gas inventories primarily due to higher natural gas prices and outages at one of the Company’s coal-fired power plants.

The balance in Fuel Clause Under Recoveries was approximately $87.4 million and $27.3 million at June 30, 2008 and December 31, 2007, respectively, an increase of approximately $60.1 million, primarily due to the fact that the amount billed to Oklahoma retail customers was lower than the Company’s cost of fuel. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.

The balance of Prepaid Pension Obligation was approximately $23.2 million at June 30, 2008. There was no balance at December 31, 2007. This increase was primarily due to a reclassification from Accrued Benefit Obligations to Prepaid Pension Obligation due to contributions made for funding of the pension plan.

The balance of Short-Term Debt was approximately $265.3 million and $0.8 million at June 30, 2008 and December 31, 2007, respectively, an increase of approximately $264.5 million, primarily due to increased commercial paper borrowings related to higher fuel costs, capital expenditures and other daily operational needs.

The balance of Accounts Payable – Other was approximately $128.3 million and $164.3 million at June 30, 2008 and December 31, 2007, respectively, a decrease of approximately $36.0 million, or 21.9 percent, primarily due to payments made in the first quarter of 2008 related to the December 2007 ice storm.

The balance of Advances From Parent was approximately $157.6 million and $348.0 million at June 30, 2008 and December 31, 2007, respectively, a decrease of approximately $190.4 million, or 54.7 percent, primarily due to the repayment of outstanding advances primarily due to the issuance of long-term debt in January 2008.

The balance of Long-Term Debt was approximately $1.0 billion and $843.4 million at June 30, 2008 and December 31, 2007, respectively, an increase of approximately $199.0 million, or 23.6 percent, primarily due to the issuance of long-term debt in January 2008.

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

Cash Flows

Six Months Ended June 30 (In millions)	2008	2007
Net cash (used in) provided from operating activities	$ (87.1)	$ 127.6
Net cash used in investing activities	(146.3)	(168.3)
Net cash provided from financing activities	233.4	41.0

The reduction of approximately $214.7 million in net cash provided from operating activities during the six months ended June 30, 2008 as compared to the same period in 2007 was primarily related to an increase in accounts receivable primarily due to warmer weather and higher fuel prices in 2008 as compared to the same period in 2007, an increase in fuel, materials and supplies inventories primarily due to higher fuel prices, an increase in fuel clause under recoveries due to higher fuel prices in 2008 as compared to the same period in 2007 (as indicated above, the Company under recovers fuel costs in periods of rising fuel prices), a decrease in accounts payable due to payments in the first quarter of 2008 related to the December 2007 ice storm and a decrease in income taxes payable due to decreased funding requirements for quarterly tax payment obligations as required by a revised tax sharing agreement for OGE Energy and its subsidiaries. The decrease of approximately $22.0 million in net cash used in investing activities during the six months ended June 30, 2008 as compared to the same period in 2007 primarily related to a lower level of capital expenditures. The increase of approximately $192.4 million in net cash provided from financing activities during the six months ended June 30, 2008 as compared to the same period in 2007 primarily related to proceeds received from the issuance of long-term debt in January 2008.

Future Capital Requirements

Capital Expenditures

The Company’s current 2008 to 2013 construction program includes continued investment in its distribution, generation and transmission system. In the Company’s 2007 Form 10-K, the Company’s estimates of capital expenditures were approximately: 2008 - $788.5 million (approximately $434.5 million are related to the proposed acquisition of the Redbud power plant), 2009 - $393.9 million, 2010 - $449.0 million, 2011 - $438.6 million, 2012 - $455.6 million and 2013 - $438.6 million. These estimates included approximately $12.0 million, $22.5 million, $83.0 million, $97.3 million, $93.8 million and $69.6 million, respectively, for environmental expenditures associated with Best Available Retrofit Technology (“BART”) requirements. As discussed in Note 10 of Notes to Condensed Financial Statements, due to an opinion from the U.S. Environmental Protection Agency (“EPA”) that the Company’s proposed initial compliance plan would not satisfy the applicable requirements, the Company completed additional analysis. As required by the Oklahoma Department of

Environmental Quality (“ODEQ”), the Company completed additional analysis and, on May 30, 2008, the Company filed with the ODEQ the results of its BART evaluation for the affected generating units as well as withdrawing its alternative plan filed in March 2007. In the May 30, 2008 filing, the Company indicated its intention to install low nitrogen oxide (“NOX”) combustion technology at its affected generating stations and to continue to burn low sulfur coal at its four coal-fired generating units at its Muskogee and Sooner generating stations. The capital expenditures associated with the installation of the low NOX combustion technology are expected to be approximately $110 million. The Company believes that these control measures will achieve visibility improvements in a cost-effective manner. The Company did not propose the installation of scrubbers at its four coal-fired generating units because the Company concluded that, consistent with the EPA’s regulations on BART, the installation of scrubbers (at an estimated cost of $1.7 billion) would not be cost-effective. The Company cannot predict what action the EPA or the ODEQ will take in response to the Company’s May 30, 2008 filing. The Company expects that a compliance plan will be approved by the EPA by December 31, 2008. Until the compliance plan is approved, the total cost of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty. Due to this uncertainty regarding BART costs, the Company has excluded any BART costs from its updated capital expenditure estimates. Therefore, the Company’s current estimates of capital expenditures, without any BART costs, are approximately: 2008 - $842.6 million (approximately $434.5 million are related to the proposed acquisition of the Redbud power plant), 2009 - $743.1 million, 2010 - $384.5 million, 2011 - $378.4 million, 2012 - $392.2 million and 2013 - $406.5 million. These capital expenditures include expenditures related to the proposed transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma and the Company’s proposed wind power project.

Pension Plan Funding

OGE Energy previously disclosed in its 2007 Form 10-K that it may contribute up to $50 million to its pension plan during 2008, of which approximately $42.6 million is expected to be the Company’s portion. In the second quarter of 2008, OGE Energy contributed approximately $40 million to its pension plan, of which approximately $37.6 million was the Company’s portion. OGE Energy currently expects to contribute an additional $10 million to its pension plan during the remainder of 2008. Any further contributions to the pension plan during 2008 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the sale of assets, proceeds from the issuance of long and short-term debt and funds received from OGE Energy (including proceeds from the sales of its common stock to the public through OGE Energy’s Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs. The Company utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Registration Statement Filing

On June 5, 2008, the Company filed a Registration Statement on Form S-3 pursuant to which it may offer from time to time up to $700 million of unsecured debt securities. The Company expects to issue long-term debt later in 2008.

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. At June 30, 2008, the Company had approximately $264.5 million in outstanding commercial paper borrowings. At December 31, 2007, the Company had no outstanding commercial paper borrowings. Also, the Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2007 and ending December 31, 2008. See Note 8 of Notes to Condensed Financial Statements for a discussion of OGE Energy’s and the Company’s short-term debt activity.

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

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q and in the Company’s 2007 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 10 and 11 of Notes to Condensed Financial Statements in this Form 10-Q and Notes 12 and 13 of Notes to Condensed Financial Statements and Item 3 of Part I of the 2007 Form 10-K for a discussion of the Company’s commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s 2007 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 10 and 11 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

1.         Patent Infringement Lawsuit. In Ronald A. Katz Technology Licensing, L.P. v. OGE Energy Corp., et al. (U.S. District Court for the Western District of Oklahoma (Civil Action No. 5:07-CV-00650-C)), Ronald A. Katz Technology Licensing, L.P. (“RAKTL”) sued OGE Energy and the Company on June 7, 2007 for patent infringement. RAKTL alleged that the Company, by operating automated telephone systems that allow the Company’s customers to access account information, sign-up for new service, transfer service, arrange for an installment payment plan, make a payment on an account, request a duplicate bill, report an electricity outage, and perform various other functions, has infringed 13 of RAKTL’s patents and continues to infringe four of RAKTL’s patents. RAKTL seeks unspecified damages resulting from the Company’s alleged infringement, including treble damages, as well as a permanent injunction enjoining the Company from continuing the alleged infringement. RAKTL has previously filed similar actions against numerous companies and these previously filed cases have been consolidated pursuant to Multi-District Litigation (“MDL”) proceedings in the U.S. District Court for the Central District of California. The Judicial Panel on MDL issued a conditional transfer order on June 20, 2007, consolidating this case with the currently pending MDL proceedings, In re Katz Interactive Call Processing Patent Litigation Case No. MDL-1816. On September 12, 2007, RAKTL filed its reply to the counterclaims of the Company defendants in the Central District of California. An initial conference was held on October 30, 2007. The Company denied RAKTL’s claims, and subsequently joined several other defendants in reaching a settlement with RAKTL in June 2008. The Company settled this case for an immaterial amount and the Company considers this case as closed.

Item 1A. Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2007 Form 10-K.

Item 6. Exhibits.

Exhibit No.               Description

10.01

Form of Amended and Restated Change of Control Agreement with current officers of the Company. (Filed as Exhibit 10.01 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-12579) and incorporated by reference herein).

10.02

Amended and Restated Change of Control Agreement with Peter B. Delaney. (Filed as Exhibit 10.02 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-12579) and incorporated by reference herein).

10.03

Form of Change of Control Agreement with future officers of the Company. (Filed as Exhibit 10.03 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-12579) and incorporated by reference herein).

10.04

Amendment No. 3 to OGE Energy’s Employees’ Stock Ownership and Retirement Savings Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-12579) and incorporated by reference herein).

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
Controller, Chief Accounting Officer
and Interim Chief Financial Officer

July 31, 2008