Form 10-Q
period 2008-10-31
OKLAHOMA GAS & ELECTRIC CO
filed 2008-10-31
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

At September 30, 2008, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

i

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” in Oklahoma Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	general economic conditions, including the availability of credit, access to existing lines of credit, actions of rating agencies and their impact on capital expenditures;
•

Oklahoma Gas and Electric Company’s (the “Company”), a wholly-owned subsidiary of OGE Energy Corp. (“OGE Energy”), and OGE Energy’s ability to access the capital markets and obtain financing on favorable terms;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        OKLAHOMA GAS AND ELECTRIC COMPANY

                        CONDENSED STATEMENTS OF INCOME

                        (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007

OPERATING REVENUES	$682.5	$633.2	$1,589.6	$1,403.8

COST OF GOODS SOLD (exclusive of depreciation and amortization
shown below)	380.9	326.9	934.2	764.1
Gross margin on revenues	301.6	306.3	655.4	639.7
Other operation and maintenance	79.9	78.5	260.0	230.8
Depreciation and amortization	37.7	35.3	110.9	105.3
Taxes other than income	14.4	13.8	44.9	42.3

OPERATING INCOME	169.6	178.7	239.6	261.3

OTHER INCOME (EXPENSE)
Interest income	1.7	---	2.7	---
Allowance for equity funds used during construction	---	0.3	---	0.7
Other income (loss)	(1.1)	1.2	0.7	3.9
Other expense	(0.6)	(3.3)	(11.5)	(5.1)
Net other expense	---	(1.8)	(8.1)	(0.5)

INTEREST EXPENSE
Interest on long-term debt	16.6	12.7	46.5	38.2
Allowance for borrowed funds used during construction	(0.8)	(1.0)	(2.4)	(2.4)
Interest on short-term debt and other interest charges	2.9	4.3	11.1	12.3
Interest expense	18.7	16.0	55.2	48.1

INCOME BEFORE TAXES	150.9	160.9	176.3	212.7

INCOME TAX EXPENSE	43.8	51.9	49.6	66.7

NET INCOME	$107.1	$109.0	$126.7	$146.0

                                    The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In millions)	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136.7	$ ---
Accounts receivable, less reserve of $2.4 and $3.4, respectively	208.4	134.9
Accrued unbilled revenues	49.1	45.7
Fuel inventories	59.7	44.3
Materials and supplies, at average cost	67.8	59.9
Gas imbalances	---	0.1
Accumulated deferred tax assets	9.5	11.4
Fuel clause under recoveries	109.9	27.3
Prepayments	5.3	3.8
Other	3.9	4.2
Total current assets	650.3	331.6

OTHER PROPERTY AND INVESTMENTS, at cost	3.6	3.1

PROPERTY, PLANT AND EQUIPMENT
In service	5,993.1	5,363.1
Construction work in progress	141.1	112.4
Total property, plant and equipment	6,134.2	5,475.5
Less accumulated depreciation	2,287.0	2,241.9
Net property, plant and equipment	3,847.2	3,233.6

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	16.6	17.4
Regulatory asset - SFAS No. 158	162.4	174.6
Prepaid pension obligation	31.8	---
McClain Plant deferred expenses	7.8	12.4
Unamortized loss on reacquired debt	18.0	18.9
Unamortized debt issuance costs	9.7	6.4
Other	60.4	76.9
Total deferred charges and other assets	306.7	306.6

TOTAL ASSETS	$4,807.8	$3,874.9

          The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	September 30,	December 31,
(In millions)	2008	2007

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Short-term debt	$243.1	$0.8
Accounts payable - affiliates	2.9	10.5
Accounts payable - other	84.9	164.3
Advances from parent	201.3	348.0
Customer deposits	55.2	53.6
Accrued taxes	41.3	24.9
Accrued interest	17.1	21.5
Accrued compensation	21.3	28.8
Price risk management	---	1.7
Fuel clause over recoveries	0.4	4.2
Other	27.3	17.6
Total current liabilities	694.8	675.9

LONG-TERM DEBT	1,291.4	843.4

COMMITMENTS AND CONTINGENCIES (NOTE 10)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	108.9	118.1
Accumulated deferred income taxes	720.9	633.0
Accumulated deferred investment tax credits	18.5	22.0
Accrued removal obligations, net	147.2	139.7
Other	18.1	19.5
Total deferred credits and other liabilities	1,013.6	932.3

STOCKHOLDER’S EQUITY
Common stockholder’s equity	958.4	665.4
Retained earnings	849.6	757.9
Total stockholder’s equity	1,808.0	1,423.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,807.8	$3,874.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Unaudited)

				Accumulated
		Contributed		Other
	Common	Capital	Retained	Comprehensive
(In millions)	Stock	from Parent	Earnings	Income (Loss)		Total

Balance at December 31, 2007	$100.9	$564.5	$757.9	$	---	$1,423.3
Comprehensive income
Net loss for the first quarter of 2008	---	---	(11.3)		---	(11.3)
Comprehensive loss	---	---	(11.3)		---	(11.3)
Balance at March 31, 2008	$100.9	$564.5	$746.6	$	---	$1,412.0
Comprehensive income
Net income for the second quarter of 2008	---	---	30.9		---	30.9
Comprehensive income	---	---	30.9		---	30.9
Dividends declared on common stock	---	---	(35.0)		---	(35.0)
Balance at June 30, 2008	$100.9	$564.5	$742.5	$	---	$1,407.9
Comprehensive income
Net income for the third quarter of 2008	---	---	107.1		---	107.1
Comprehensive income	---	---	107.1		---	107.1
Contributed capital from parent	---	293.0	---		---	293.0
Balance at September 30, 2008	$100.9	$857.5	$849.6	$	---	$1,808.0

Balance at December 31, 2006	$100.9	$564.5	$656.0		$0.6	$1,322.0
Comprehensive income
Net income for the first quarter of 2007	---	---	1.9		---	1.9
Other comprehensive income, net of tax
Deferred hedging losses, net of tax (($1.0) pre- tax)	---	---	---		(0.6)	(0.6)
Other comprehensive loss	---	---	---		(0.6)	(0.6)
Comprehensive income (loss)	---	---	1.9		(0.6)	1.3
Dividends declared on common stock	---	---	(20.9)		---	(20.9)
FIN No. 48 adoption (($6.2) pre-tax)	---	---	(3.8)		---	(3.8)
Balance at March 31, 2007	$100.9	$564.5	$633.2	$	---	$1,298.6
Comprehensive income
Net income for the second quarter of 2007	---	---	35.1		---	35.1
Comprehensive income	---	---	35.1		---	35.1
Dividends declared on common stock	---	---	(10.1)		---	(10.1)
Balance at June 30, 2007	$100.9	$564.5	$658.2	$	---	$1,323.6
Comprehensive income
Net income for the third quarter of 2007	---	---	109.0		---	109.0
Comprehensive income	---	---	109.0		---	109.0
Dividends declared on common stock	---	---	(25.0)		---	(25.0)
Balance at September 30, 2007	$100.9	$564.5	$742.2	$	---	$1,407.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126.7		$146.0
Adjustments to reconcile net income to net cash (used in) provided from operating activities
Depreciation and amortization	110.9		105.3
Deferred income taxes and investment tax credits, net	87.6		38.5
Allowance for equity funds used during construction	---		(0.7)
Loss on retirement of fixed assets	---		3.0
Write-down of regulatory assets	9.2		---
Price risk management assets	---		0.9
Price risk management liabilities	(1.7)		---
Other assets	(8.1)		18.2
Other liabilities	(26.9)		(44.3)
Change in certain current assets and liabilities
Accounts receivable, net	(73.5)		(66.5)
Accrued unbilled revenues	(3.4)		(3.6)
Fuel, materials and supplies inventories	(23.3)		(4.9)
Gas imbalance assets	0.1		---
Fuel clause under recoveries	(82.6)		---
Other current assets	(1.2)		2.8
Accounts payable	(79.4)		(3.0)
Accounts payable - affiliates	(7.6)		3.9
Income taxes payable - affiliates	(66.3)		30.3
Customer deposits	1.6		2.1
Accrued taxes	16.4		12.5
Accrued interest	(4.4)		(5.4)
Accrued compensation	(7.5)		(5.3)
Fuel clause over recoveries	(3.8)		(61.2)
Other current liabilities	9.5		3.5
Net Cash (Used in) Provided from Operating Activities	(27.7)		172.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(700.1)		(264.2)
Proceeds from sale of assets	---		0.7
Net Cash Used in Investing Activities	(700.1)		(263.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	444.7		---
Capital contribution from parent	293.0		---
Increase in short-term debt, net	161.9		122.5
Retirement of long-term debt	(0.1)		(0.1)
Dividends paid on common stock	(35.0)		(31.0)
Net Cash Provided from Financing Activities	864.5		91.4

NET INCREASE IN CASH AND CASH EQUIVALENTS	136.7		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---		---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136.7	$	---

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2008 and December 31, 2007, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and the results of its cash flows for the nine months ended September 30, 2008 and 2007, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s 2007 Form 10-K.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2008	2007
Regulatory Assets
Regulatory asset - SFAS No. 158	$162.4	$174.6
Fuel clause under recoveries	109.9	27.3
Deferred storm expenses	33.3	35.9
Unamortized loss on reacquired debt	18.0	24.8
Deferred pension plan expenses	17.2	18.9
Income taxes recoverable from customers, net	16.6	17.4
McClain Plant deferred expenses	7.8	12.4
Red Rock deferred expenses	7.3	14.7
Cogeneration credit rider under recovery	3.9	3.9
Miscellaneous	1.0	0.8
Total Regulatory Assets	$377.4	$330.7

Regulatory Liabilities
Accrued removal obligations, net	$147.2	$139.7
Fuel clause over recoveries	0.4	4.2
Miscellaneous	4.6	4.3
Total Regulatory Liabilities	$152.2	$148.2

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

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3,” requires that an entity report a change in accounting principle through retrospective application of the new principle to all prior periods unless it is impractical to do so.  However, SFAS No. 71 requires that changes in accounting methods for regulated entities that affect allowable costs for rate-making purposes should be implemented in the same way that such an accounting change would be implemented for rate-making purposes. In accordance with an order from the OCC, the Company’s change in accounting method for inventory affected allowable costs for rate-making purposes, on a prospective basis only beginning January 1, 2008. Therefore the change in accounting was implemented prospectively for purposes of generally accepted accounting principles (“GAAP”) and the Company did not restate previously issued financial statements. Also, in accordance with the order from the OCC, on January 1, 2008, the Company recorded an increase in Fuel Inventories of approximately $7.9 million with a corresponding offset recorded in Fuel Clause Under and Over Recoveries on the Company’s Condensed Financial Statements. The Company began recovering costs from its customers using the weighted-average cost method for inventory on January 1, 2008.

The change in accounting for fuel inventory to the weighted-average cost method resulted in a higher fuel inventory balance of approximately $5.2 million at September 30, 2008. The change in accounting for fuel inventory to the weighted-average cost method did not impact the income statement for the three and nine months ended September 30, 2008 as the Company’s fuel costs are passed through to its customers through automatic fuel adjustment clauses.

Related Party Transactions

OGE Energy allocated operating costs to the Company of approximately $21.4 million and $23.1 million during the three months ended September 30, 2008 and 2007, respectively, and allocated approximately $68.0 million and $67.7 million during the nine months ended September 30, 2008 and 2007, respectively. OGE Energy allocates operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries. Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits. Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During the three months ended September 30, 2008 and 2007, the Company recorded an expense for its affiliate, Enogex LLC and its subsidiaries (“Enogex”), of approximately $8.7 million and $8.6 million, respectively, for transporting gas to the Company’s natural gas-fired generation facilities. During the nine months ended September 30, 2008 and 2007, the Company recorded an expense for Enogex of approximately $26.1 million and $26.0 million, respectively, for transporting gas to the Company’s natural gas-fired generation facilities. During each of the three month periods ended September 30, 2008 and 2007, the Company recorded an expense for Enogex of approximately $3.2 million for natural gas storage services. During each of the nine month periods ended September 30, 2008 and 2007, the Company recorded an expense for Enogex of approximately $9.5 million for natural gas storage services. During the three months ended September 30, 2008 and 2007, the Company also recorded natural gas purchases from its affiliate, OGE Energy Resources, Inc. (“OERI”) of approximately $24.7 million and $17.9 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company also recorded natural gas purchases from OERI of approximately $68.0 million and $37.7 million, respectively. Approximately $3.1 million and $11.3 million were recorded at September 30, 2008 and December 31, 2007, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

During the nine months ended September 30, 2008, the Company recorded interest income of less than $0.1 million from OGE Energy for advances made to OGE Energy from the Company. There was no interest income for the three month periods ended September 30, 2008 and 2007 or for the nine months ended September 30, 2007.

During the three months ended September 30, 2008 and 2007, the Company recorded interest expense of approximately $0.4 million and $1.6 million, respectively, to OGE Energy for advances made by OGE Energy to the Company. During the nine months ended September 30, 2008 and 2007, the Company recorded interest expense of approximately $0.8 million and $3.9 million, respectively, to OGE Energy for advances made by OGE Energy to the Company. The interest rate charged on advances to the Company from OGE Energy approximates OGE Energy’s commercial paper rate.

During the nine months ended September 30, 2008 and 2007, the Company declared dividends of approximately $35.0 million and $56.0 million, respectively, to OGE Energy.

On September 25, 2008, OGE Energy made a capital contribution to the Company for approximately $293 million.

2.	Accounting Developments

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FASB Interpretation (“FIN”) No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FIN No. 45; and clarification of the Effective Date of FASB Statement No. 161.” This FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring sellers of credit derivatives to disclose information about their credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on the financial position, financial performance and cash flows of the entity. This FSP also amends FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” by requiring disclosure about the current status of the payment/performance risk of a guarantee. In addition, this FSP clarifies that the disclosures required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133,” should be provided for any reporting period (annual or interim) beginning after November 15, 2008. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this FSP effective January 1, 2009. The adoption of this FSP will not require additional disclosure by the Company regarding the current status of the payment/performance risk of guarantees as the Company currently has no guarantees within the scope of FIN No. 45 requiring disclosure.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and establishes a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133 at initial recognition and in all subsequent periods. Therefore, SFAS No. 157 nullifies the guidance in footnote 3 of Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” SFAS No. 157 also amends SFAS No. 133 to remove the guidance similar to that nullified in EITF Issue No. 02-3. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 generally are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company adopted this new standard effective January 1, 2008.

The following table is a summary of the Company’s liabilities that are measured at fair value on a recurring basis in accordance with SFAS No. 157. At September 30, 2008, the Company had no assets measured at fair value on a recurring basis in accordance with SFAS No. 157.

	September 30,
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

The impact to the fair value of derivatives due to credit risk would be calculated using the probability of default based on Standard & Poors and/or internally generated ratings. The fair value of derivative assets is adjusted for credit risk. The fair value of derivative liabilities is adjusted for credit risk only if the impact is deemed material. The Company has no derivatives at September 30, 2008.

The following table is a summary of the Company’s liabilities that are measured at fair value on a recurring basis in accordance with SFAS No. 157 using significant unobservable inputs (Level 3).

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2008	September 30, 2008
Asset Retirement Obligations
Beginning balance	$ 5.1	$ 4.9
Total gains or losses (realized/unrealized)
Included in earnings	---	0.2
Included in other comprehensive income	---	---
Purchases, sales, issuances and settlements, net	---	---
Transfers in and/or out of Level 3	---	---
Ending balance	$ 5.1	$ 5.1
The amount of total gains or losses for the periods included in earnings attributable to the change in unrealized gains or losses relating to liabilities held at September 30, 2008	$ ---	$ ---

Gains and losses (realized and unrealized) included in earnings for the three and nine months ended September 30, 2008 attributable to the change in unrealized gains or losses relating to liabilities held at September 30, 2008, if any, are reported in operating revenues.

The following information is provided regarding the estimated fair value of the Company’s financial instruments, including derivative contracts related to the Company’s price risk management activities, which have significantly changed since December 31, 2007.

	September 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Long-Term Debt
Senior Notes	$1,157.0	$1,007.8	$708.0	$729.2

The carrying value of the financial instruments on the Condensed Balance Sheets not otherwise discussed above approximates fair value except for long-term debt which is valued at the carrying amount. The fair value of the Company’s long-term debt is based on quoted market prices and management’s estimate of current rates available for similar issues with similar maturities.

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

The Company recorded compensation expense of approximately $0.1 million pre-tax ($0.1 million after tax) and approximately $0.7 million pre-tax ($0.4 million after tax), respectively, during the three and nine months ended September 30, 2008 related to the Company’s portion of OGE Energy’s share-based payments. The Company recorded compensation expense of approximately $0.2 million pre-tax ($0.1 million after tax) and approximately $0.5 million pre-tax ($0.3 million after tax), respectively, during the three and nine months ended September 30, 2007 related to the Company’s portion of OGE Energy’s share-based payments.

OGE Energy issues new shares to satisfy stock option exercises and payouts of earned performance units. During the three and nine months ended September 30, 2008, there were 371,368 shares and 863,332 shares, respectively, of common stock issued pursuant to OGE Energy’s Plans related to exercised stock options and payouts of earned performance units, of which none and 38,684 shares, respectively, related to the Company’s employees. OGE Energy received approximately $7.2 million and $0.9 million during the three months ended September 30, 2008 and 2007, respectively, and approximately $14.7 million and $8.0 million during the nine months ended September 30, 2008 and 2007, respectively, related to exercised stock options.

5.	Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income balance at September 30, 2008 or December 31, 2007.

6.	Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income taxes examinations by tax authorities for years before 2005.  In September 2008, the Internal Revenue Service completed its audit of tax years 2005 and 2006. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its federal investment tax credits on a ratable basis throughout the year. In addition, the Company earns both federal and Oklahoma state tax credits associated with the production from its Centennial wind farm that further reduce the Company’s effective tax rate.

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

At September 30, 2008, the Company was in compliance with all of its debt agreements.

Optional Redemption of Long-Term Debt

The Company has three series of variable-rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
1.40% - 8.35% (A)	Garfield Industrial Authority, January 1, 2025	$47.0
1.24% - 8.14% (A)	Muskogee Industrial Authority, January 1, 2025	32.4
1.35% - 7.75% (A)	Muskogee Industrial Authority, June 1, 2027	55.9
Total (redeemable during next 12 months)		$135.3

(A) During the first six months of 2008, the interest rates for the Bonds were between 1.24% and 3.45%. In September 2008, the interest rates for the Bonds significantly increased to a one-week high of 8.35%. In late October 2008, the interest rates for the Bonds were between 2.39% and 2.50%.

All of these Bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the Bond by delivering an irrevocable notice to the tender agent stating the principal amount of the Bond, payment instructions for the purchase price and the business day the Bond is to be purchased. The repayment option may only be exercised by the holder of a Bond for the principal amount. When a tender notice has been received by the trustee, a third party remarketing agent for the Bonds will attempt to remarket any Bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of Bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds except as discussed below. If the remarketing agent is unable to remarket any such Bonds, the Company is obligated to repurchase such unremarketed Bonds. The Company believes that it has sufficient long-term liquidity to meet these obligations.

The Company’s remarketing agent for its Muskogee Industrial Authority variable-rate bonds, due June 1, 2027, was Lehman Brothers Holdings, Inc. (“Lehman”),  which filed for bankruptcy protection on September 15, 2008. On September 22, 2008, Barclays Plc purchased the investment banking and capital markets operations of Lehman and replaced Lehman as the Company’s new remarketing agent for its Muskogee Industrial Authority variable-rate bonds.

In September 2008, the Company received a request for repayment of approximately $0.1 million of principal related to a portion of the Company’s Muskogee Industrial Authority variable-rate bonds, due June 1, 2027. In September 2008, approximately $0.1 million of principal and accrued interest were paid to the bondholder. The $0.1 million of variable-rate industrial authority bonds is being actively remarketed by the remarketing agent.

8.	Short-Term Debt

The short-term debt balance was approximately $243.1 million and $0.8 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, the Company had approximately $201.3 million and $348.0 million, respectively, in outstanding advances from OGE Energy. The following table shows OGE Energy’s and the Company’s revolving credit agreements, term loan agreement and available cash at September 30, 2008.

Revolving Credit Agreements, Term Loan Agreement and Available Cash (In millions)
	Aggregate	Amount	Weighted-Average
Entity	Commitment (A)	Outstanding (B)	Interest Rate	Maturity
OGE Energy (C)	$ 596.0	$ 496.7	3.73% (F)	December 6, 2012 (E)
The Company (D)	389.0	243.1	3.34% (F)	December 6, 2012 (E)
The Company (G)	200.0	---	---	March 26, 2010 (G)
	1,185.0	739.8	3.60%
Cash	136.7	N/A	N/A	N/A
Total	$ 1,321.7	$ 739.8	3.60%

(A) All of the lenders that participate in OGE Energy’s and the Company’s revolving credit agreements have funded their commitment, with the exception of Lehman, which filed for bankruptcy protection on September 15, 2008 and has not funded their portion of the revolving credit agreements. At September 30, 2008, approximately $4 million and $11 million, respectively, of OGE Energy’s and the Company’s revolving credit agreements are not available as this portion was assigned to Lehman. As of October 15, 2008, the $15 million discussed above remains unassigned to another financial institution.

(B) Includes direct borrowings, outstanding commercial paper and letters of credit at September 30, 2008.

(C) This bank facility is available to back up OGE Energy’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At September 30, 2008, there was approximately $496.7 million in outstanding borrowings under this revolving credit agreement. There were no outstanding commercial paper borrowings at September 30, 2008.

(D) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At September 30, 2008, there was approximately $243.1 million in outstanding borrowings under this revolving credit agreement and approximately $0.3 million supporting letters of credit. There were no outstanding commercial paper borrowings at September 30, 2008.

(E) In December 2006, OGE Energy and the Company amended and restated their revolving credit agreements to total in the aggregate $1.0 billion, $600 million for OGE Energy and $400 million for the Company. Each of the credit facilities has a five-year term with an option to extend the term for two additional one-year periods upon agreement of all parties in the revolving credit agreements. In November 2007, OGE Energy and the Company utilized one of these one-year extensions to extend the maturity of their credit agreements to December 6, 2012. Also, each of these credit facilities has an additional option at maturity to convert the outstanding balance to a one-year term loan.

(F) Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements.

(G) On September 26, 2008, the Company entered into a $200 million term loan agreement with UBS AS, Stamford Branch and UBS Securities LLC maturing March 26, 2010. This loan can be used for general corporate purposes and permitted acquisitions as defined in the loan agreement. At September 30, 2008, there were no borrowings outstanding under this agreement. At October 15, 2008, there was approximately $50 million in outstanding borrowings under this agreement.

OGE Energy’s and the Company’s ability to access the commercial paper market was adversely impacted by the market turmoil in September and October 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and the Company utilized borrowings under their revolving credit agreements which bear a higher interest rate and a minimum 30-day maturity compared to commercial paper which had historically been available at lower interest rates and on a daily basis. The Company also borrowed under the term loan discussed above. OGE Energy and the Company expect to repay the borrowings under their revolving credit agreements and begin utilizing commercial paper in the commercial paper market when available.

In addition to general market conditions, OGE Energy’s and the Company’s ability to access the commercial paper market could also be adversely impacted by a credit ratings downgrade. Pricing grids associated with the back-up lines of credit could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrades of the ratings of OGE Energy or the Company would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes. Any future downgrade of the Company would also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit.

The Company had a commercial paper arrangement with Lehman, which filed for bankruptcy protection on September 15, 2008. On September 22, 2008, Barclays Plc purchased the investment banking and capital markets operations of Lehman and replaced Lehman as the commercial paper dealer in the Company’s commercial paper arrangement.

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

The details of net periodic benefit cost of the pension plan, the restoration of retirement income plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

   Net Periodic Benefit Cost

	Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$3.1	$3.5	$9.3	$10.4
Interest cost	6.2	6.4	18.7	19.2
Return on plan assets	(8.6)	(8.7)	(25.7)	(25.9)
Amortization of net loss	1.8	2.1	5.5	6.3
Amortization of recognized prior service cost	0.3	1.2	0.8	3.4
Net periodic benefit cost (A)	$2.8	$4.5	$8.6	$13.4

	Restoration of Retirement Income Plan
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2008		2007	2008	2007
Amortization of net loss	$	---	$0.2	$0.1	$0.2
Amortization of recognized prior service cost		---	---	0.1	0.1
Net periodic benefit cost (A)	$	---	$0.2	$0.2	$0.3

(A) In addition to the $2.8 million and $4.7 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the three months ended September 30, 2008 and 2007, respectively, the Company also recognized an expense of approximately $2.6 million and a gain of approximately $0.1 million, respectively, related to the reversal of a portion of the regulatory asset identified as Deferred Pension Plan Expenses (see Note 1). In addition to the $8.8 million and $13.7 million in SFAS No. 87 net periodic benefit cost recognized during the nine months ended September 30, 2008 and 2007, respectively, the Company also recognized an expense of approximately $7.6 million and $2.3 million, respectively, related to the reversal of a portion of the regulatory asset identified as Deferred Pension Plan Expenses (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$0.6	$0.7	$1.8	$2.0
Interest cost	2.8	2.6	8.3	7.8
Return on plan assets	(1.5)	(1.4)	(4.7)	(4.3)
Amortization of transition obligation	0.6	0.6	1.9	1.9
Amortization of net loss	0.9	1.4	2.6	4.1
Amortization of recognized prior service cost	0.3	0.4	1.1	1.2
Net periodic benefit cost	$3.7	$4.3	$11.0	$12.7

Pension Plan Funding

In the third quarter of 2008, OGE Energy contributed approximately $10 million to its pension plan, of which approximately $9.4 million was the Company’s portion, for a total contribution of $50 million to its pension plan during 2008, of which approximately $47.0 million was the Company’s portion. No additional contributions are expected in 2008.

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

Franchise Fee Lawsuit

On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  The Company’s motion for summary judgment was denied by the trial judge.  The Company filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices

is determined by the OCC.   In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorizes the Company to collect the challenged franchise fee charges. Motions to set a procedural schedule and determine notice requirements for the matter are scheduled to be heard by the OCC on November 6, 2008.  The Company believes that this case is without merit.

Oxley Litigation

The Company has been sued by John C. Oxley D/B/A Oxley Petroleum et al. in the District Court of Haskell County, Oklahoma.  This case has been pending for more than 11 years.  The plaintiffs’ alleged that the Company breached the terms of contracts covering several wells by failing to purchase gas from the plaintiff in amounts set forth in the contracts.  The plaintiffs’ most recent Statement of Claim describes approximately $2.7 million in take-or-pay damages  (including interest) and approximately $36 million in contract repudiation damages (including interest), subject to the limitation described below. In 2001, the Company agreed to provide the plaintiffs with approximately $5.8 million of consideration and the parties agreed to arbitrate the dispute. Consequently, the Company will only be liable for the amount, if any, of an arbitration award in excess of $5.8 million. The Company expects the arbitration to occur in the first half of 2009. While the Company cannot predict the precise outcome of the arbitration, based on the information known at this time, the Company believes that this lawsuit will not have a material adverse effect on the Company’s financial position or results of operations.

Environmental Laws and Regulations

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers.  On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit Court vacated the rule and on March 24, 2008, the EPA filed a petition for rehearing. On May 20, 2008, the U.S. Court of Appeals for the D.C. Circuit denied the petition.  On October 17, 2008, the U.S. Department of Justice, on behalf of the EPA, petitioned the U.S. Supreme Court for a writ of certiorari to review the judgment of the D.C. Circuit Court of Appeals in the CAMR case. The Company cannot predict the outcome of the federal litigation at this time.  Until the rule was vacated, the CAMR required mercury monitoring to begin in 2009.  Accordingly, the Company installed mercury monitoring equipment on all five of its coal units.  The cost of the monitoring equipment was approximately $5.0 million in 2007 and approximately $0.4 million in 2008. Because the CAMR litigation is ongoing, the cost to install additional mercury controls is uncertain at this time but may be significant, particularly if the EPA develops more stringent requirements.  Because of the uncertainty caused by the litigation regarding the CAMR, the promulgation of an Oklahoma rule that would apply to existing facilities has been delayed.  Regulations to require mercury monitoring are being considered for proposal by the Oklahoma Department of Environmental Quality (“ODEQ”); however, is not expected that Oklahoma will propose new mercury regulations in 2008.  The Company will continue to participate in the state rule making process.

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

At December 31, 2007, the Company had received Title V permits for all of its generating stations and intends to continue to renew these permits as necessary. In January 2008, the ODEQ proposed fee increases of approximately 28 percent for Title V sources and 13 percent for minor sources. These fee increases were approved and became effective July 1, 2008. Air permit fees for the Company’s generating stations were approximately $0.8 million in 2008.

In July 2008, the Company received a request for information from the EPA regarding Clean Air Act compliance at the Company’s Muskogee and Sooner generating plants.  In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Clean Air Act’s new source review process.  The Company believes it has acted in full compliance with the Clean Air Act and new source review process and is cooperating with the EPA.   On August 28, 2008, the Company submitted information to the EPA and advised the EPA that it intends to submit additional information on or before October 31, 2008.  The Company cannot predict what, if any, further actions the EPA may take with respect to this matter.

Water

The Company filed an Oklahoma Pollutant Discharge Elimination System renewal application with the state of Oklahoma on August 4, 2008 for its Seminole power plant.

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. On January 25, 2007, a federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA.  On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. In September 2007, the state of Oklahoma required a comprehensive demonstration study be submitted by January 7, 2008 for each affected facility.  On January 7, 2008, the Company submitted the requested studies for its facilities. Additionally, on April 14, 2008, the U.S. Supreme Court granted writs of certiorari and will review the question of whether the Section 316(b) rules authorize the EPA to compare costs with benefits in determining the best technology available for minimizing “adverse environmental impact” at cooling water intake structures. It is not clear what changes, if any, the EPA will ultimately make to the Section 316(b) rules or how those changes may affect the Company. Depending on the ultimate analysis and final determinations regarding the Section 316(b) rules and the comprehensive demonstration studies, capital and/or operating costs may increase at any affected Company generating facility.

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

Completed Regulatory Matters

Acquisition of Redbud Power Plant

On January 21, 2008, the Company entered into a Purchase and Sale Agreement (“Purchase and Sale Agreement”) with Redbud Energy I, LLC, Redbud Energy II, LLC and Redbud Energy III, LLC (“Redbud Sellers”), which were indirectly owned by Kelson Holdings LLC, a subsidiary of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. Pursuant to the Purchase and Sale Agreement, the Company agreed to acquire from the Redbud Sellers the entire partnership interest in Redbud Energy LP which owned a 1,230 megawatt (“MW”) natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”), for approximately $852 million, subject to working capital and inventory adjustments in accordance with the terms of the Purchase and Sale Agreement.

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

The transactions described above were subject to an order from the FERC authorizing the contemplated transactions and an order from the OCC approving the prudence of the transactions and an appropriate reasonable recovery mechanism, and other customary conditions.

On September 16, 2008, the FERC issued an order approving the Redbud acquisition. In the order, the FERC concluded that the Redbud acquisition could harm horizontal competition by increasing market concentration. However, the FERC concluded that since the Company has committed to construct specific upgrades on the system these would be adequate mitigation measures.  Accordingly, the FERC conditioned its approval of the Redbud acquisition on the Company’s completion of these upgrades.  The Company is required to file quarterly updates describing the progress of the transmission upgrades and must notify the FERC of any change in circumstances regarding these projects. During the approximately 27-month period required to construct the transmission upgrades, the FERC did not require any interim mitigation beyond the limits of the Company’s market-based rate authority and the Southwest Power Pool (“SPP”) market monitoring programs currently in place. In addition, the FERC found that the proposed transaction would have no adverse effects on vertical market power, on wholesale rates, or on state or federal regulation. The FERC also determined that the transaction presented no cross-subsidy concerns.  Finally, the FERC rejected various arguments raised by AES Shady Point that sought to expand the scope of the FERC proceeding or to impose additional conditions on the Redbud acquisition.   The Company is required

to notify the FERC within 10 days of the closing of the transaction, and is also required to file final accounting entries within six months of the closing date. On September 24, 2008, the OCC issued an order approving the Redbud acquisition. The Company closed on the Redbud acquisition on September 29, 2008. The Company implemented a rider at the end of September 2008 to recover the Oklahoma jurisdiction revenue requirement until new rates are implemented that include Redbud’s net investment, operation and maintenance expense, depreciation expense and ad valorem taxes. See Note 10 for a discussion of the financing for the Redbud Facility.

Cancelled Red Rock Power Plant

On October 11, 2007, the OCC issued an order denying the Company and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock coal-fired power plant project. The plant, which was to be built at the Company’s Sooner plant site, was to be 42 percent owned by the Company, 50 percent owned by PSO and eight percent owned by the OMPA. As a result, on October 11, 2007, the Company, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At December 31, 2007, the Company had incurred approximately $17.5 million of capitalized costs associated with the Red Rock power plant project. In December 2007, the Company filed an application with the OCC requesting authorization to defer, and establish a method of recovery of, approximately $14.7 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project. Specifically, the Company requested authorization to sell approximately $14.7 million of its sulfur dioxide (“SO2”) allowances and to retain 100 percent of the proceeds to offset the $14.7 million of Red Rock costs. Under a prior order of the OCC, 90 percent of the proceeds from sales of SO2 allowances were to be credited to ratepayers. Any portion of the $14.7 million of deferred costs that the OCC did not approve for recovery by the Company was to be expensed. In its response to the Company’s Red Rock cost recovery application, the OCC Staff recommended, among other things, that the Company sell SO2 allowances and retain 100 percent of the proceeds from the sale to be used to offset the Company’s December 2007 ice storm costs. These ice storm costs were included as part of the regulatory asset balance of approximately $35.9 million at December 31, 2007 (see Note 1), in accordance with a prior order of the OCC, pending recovery in a future rate case. On June 27, 2008, the Company filed an application requesting a Storm Cost Recovery Rider (“SCRR”) for the years 2007 through 2009 to recover excess storm damage costs and, at the same time, filed a motion to consolidate for hearing the Red Rock application and the SCRR application. On July 24, 2008, a settlement agreement was signed by all the parties involved in the two cases. Under the terms of the settlement agreement, the Company will: (i) recover approximately $7.2 million, or 50 percent, of the Oklahoma jurisdictional portion of the Red Rock power plant deferred costs through a regulatory asset, (ii) amortize the Red Rock regulatory asset over a 27-year amortization period and earn the OCC’s authorized rate of return beginning with the Company’s next rate case, (iii) accrue carrying costs on the debt portion of the Red Rock regulatory asset from October 1, 2007 until the date the Company begins to recover the regulatory asset through the base rates established in the Company’s next rate case, (iv) recover the OCC Staff and Attorney General consulting fees of approximately $0.3 million related to the Red Rock pre-approval case, in the Company’s next rate case by amortizing this over a two-year period, (v) recover approximately $33.7 million of the 2007 storm costs regulatory asset, which resulted in a write-down of approximately $1.5 million, (vi) implement the SCRR to recover the Company’s actual storm expense for the four-year period from 2006 through 2009, (vii) retain the first $3.4 million from the sale of excess SO2 allowances, (viii) reduce storm costs recovered through the SCRR by the proceeds from the sale of SO2 allowances above the amount retained by the Company and (ix) earn the most recent OCC authorized return on the unrecovered storm cost balance through the SCRR. On August 22, 2008, the OCC issued an order approving the settlement agreement and the SCRR was implemented in September 2008. On June 30, 2008, the Company wrote down the Red Rock deferred cost to its net present value, which resulted in a pre-tax charge of approximately $7.5 million, which is currently included in Deferred Charges and Other Assets with an offset in Other Expense on the Company’s Condensed Financial Statements. The write-downs of deferred costs for both the Red Rock power plant and storm costs resulted in a pre-tax charge of approximately $9.0 million for the quarter ended June 30, 2008.

Renewable Energy Filing

The Company announced in October 2007 its goal to increase its wind power generation over the next four years from its current 170 MWs to 770 MWs and, as part of this plan, the Company expects to issue a request for proposal for wind power generation in the fourth quarter of 2008.

The Company filed an application on May 19, 2008 with the OCC requesting pre-approval to recover from Oklahoma customers the cost to construct a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma at a cost of approximately $211 million. This transmission line is a critical first step to increased wind development in western Oklahoma. In the application, the Company also requested authorization to implement a recovery rider to be effective when the transmission line is completed and in service, which is expected during 2010. Finally, the application requested the OCC to approve new renewable tariff offerings to the Company’s Oklahoma customers. On July 11, 2008, the OCC Staff filed responsive testimony recommending approval of the Company’s renewable plan and the Oklahoma Industrial Energy

Consumers opposed the Company’s request. A settlement agreement was signed by all parties in the matter on July 31, 2008. Under the terms of the settlement agreement, the parties agreed that the Company will: (i) receive pre-approval for construction of a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma and a conclusion that the construction costs of the transmission line are prudent, (ii) receive a recovery rider for the revenue requirement of the $218 million in construction costs and allowance for funds used during construction (“AFUDC”) when the transmission line is completed and in service until new rates are implemented in a subsequent rate case and (iii) to the extent the construction costs and AFUDC for the transmission line exceed $218 million the Company be permitted to show that such additional costs are prudent and allowed to be recovered. On September 11, 2008, the OCC issued an order approving the settlement agreement. Separately, on July 29, 2008, the SPP Board of Directors approved the proposed transmission line discussed above.

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2006

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year. In September 2007, the OCC Staff filed an application for a prudence review of the Company’s 2006 fuel adjustment clause. In September 2008, the OCC issued an order approving the fuel, purchased power and purchase gas adjustment clause cost recoveries for calendar year 2006.

Pending Regulatory Matters

FERC Formula Rate Filing

On November 30, 2007, the Company made a filing at the FERC to increase its transmission rates to wholesale customers moving electricity on the Company’s transmission lines. Interventions and protests were due by December 21, 2007. While several parties filed motions to intervene in the docket, only the OMPA filed a protest to the contents of the Company’s filing. The Company filed an answer to the OMPA’s protest on January 7, 2008. On January 31, 2008, the FERC issued an order (i) conditionally accepting the rates; (ii) suspending the effectiveness of such rates for five months, to be effective July 1, 2008, subject to refund; (iii) establishing hearing and settlement judge procedures; and (iv) directing the Company to make a compliance filing. Several settlement conferences have been held with the most recent being on October 28 and 29, 2008. In July 2008, rates were implemented in an annual amount of approximately $2.4 million, subject to refund.

Arkansas Rate Case Filing

Beginning in early 2008, the Company began developing a rate case filing for the Arkansas jurisdiction. In June 2008, the Company filed a notice with the APSC that it expected to file its rate case in August 2008. On August 29, 2008, the Company filed with the APSC an application for an annual rate increase of approximately $26.4 million to recover, among other things, costs for investments including the Redbud Facility and improvements in its system of power lines, substations and related equipment to ensure that the Company can reliably meet growing customer demand for electricity. If approved by the APSC, new rates are expected to go into effect in mid-2009.

2008 Storm Cost Filing

On October 30, 2008, the Company filed an application with the APSC requesting authority to defer its 2008 storm costs that exceed the amount recovered in base rates. At September 30, 2008, these incremental storm costs were approximately $0.6 million and will be updated at the end of 2008. The application also requests the APSC to provide for recovery of the deferred 2008 storm costs in the Company’s pending rate case.

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

On June 7, 2005, the FERC issued an order on the Company’s and OERI’s market-based rate filing. Because the Company and OERI failed the market share screen for the Company’s control area, the FERC established hearing procedures to investigate whether the Company and OERI may continue to sell power at market-based rates in the Company’s control area. The order established a rebuttable presumption that the Company and OERI have the ability to exercise market power in the Company’s control area.The Company and OERI were requested to provide additional information that demonstrates to the FERC that they cannot exercise market power in the first-tier markets as well. However, the order conditionally allows the Company and OERI to sell power in first-tier markets subject to the Company and OERI providing additional information that clearly shows that they pass the market share screen for the first-tier markets. The Company and OERI provided that additional information on July 7, 2005. On August 8, 2005, the Company and OERI informed the FERC that they will: (i) adopt the FERC default rate mechanism for sales of one week or less to loads that sink in the Company’s control area; and (ii) commit not to enter into any sales with a duration of between one week and one year to loads that sink in the Company’s control area. The Company and OERI also informed the FERC that any new agreements for long-term sales (one year or longer in duration) to loads that sink in the Company’s control area will be filed with the FERC and that the Company and OERI will not make such sales under their respective market-based rate tariffs. On January 20, 2006, the FERC issued a Notice of Institution of Proceeding and Refund Effective Date for the purpose of establishing the date from which any subsequent market-based sales would be subject to refund in the event the FERC concludes after investigation that the rates for such sales are not just and reasonable. The refund effective date was March 27, 2006.

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

National Legislative Initiatives

In October 2008, Congress enacted and the President signed into law the Emergency Economic Stabilization Act of 2008 which contains, among other things, provisions designed to provide programs to: (i) address the nation’s credit liquidity problems; (ii) provide disaster relief for adversely affected communities; (iii) preserve the value of homes, retirement accounts and promote job creation; and (iv) implement a wide range of tax provisions, including several of particular interest to the investor-owned utility sector. Among the tax provisions benefitting the utility sector are the extension of tax credits for renewable energy production, carbon mitigation and clean coal technology, plug-in hybrid vehicles, increasing residential and commercial building energy efficiency, energy efficient appliances and accelerated depreciation for smart meters and smart grid systems. Of particular interest to the Company is the extension through 2009 of the renewable energy production tax credit that was scheduled to expire at the end of 2008, which plays a prominent role regarding the financing and economics of wind energy projects.

12.	Financing for Acquisition of Redbud Power Plant

As discussed in Note 11, on September 29, 2008, the Company purchased the entire partnership interest in the Redbud Facility using the following sources of cash: (i) net proceeds from the issuance by the Company of $250 million of 6.35% senior notes due September 1, 2018 in early September 2008, which net proceeds were temporarily used to repay a portion of the Company’s outstanding commercial paper borrowings, (ii) $300 million of borrowings under a term loan agreement the Company entered into with Royal Bank of Scotland PLC (“RBS”) on September 26, 2008 and (iii) borrowings under OGE Energy’s and the Company’s revolving credit agreements. Also, on September 29, 2008, after the Company purchased the entire partnership interest in the Redbud Facility, the OMPA and the GRDA purchased their respective undivided interests in the Redbud Facility from the Company for approximately $417.5 million. After the closing of the sale of the undivided interests in the Redbud Facility, the Company used the $417.5 million in proceeds and repaid in full, on September 30, 2008, the $300 million borrowed from RBS discussed above and invested the remainder of the proceeds in short-term investments which are recorded as Cash and Cash Equivalents on the Company’s Condensed Balance Sheet. The cash flows associated with the Company’s purchase of the entire partnership interest in the Redbud Facility and the subsequent sale of undivided interests in the Redbud Facility to the OMPA and the GRDA on September 29, 2008 are presented on a net basis as an investing cash outflow in Capital Expenditures in the Company’s Condensed Statement of Cash Flows.

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

Summary of Operating Results

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The Company reported net income of approximately $107.1 million and $109.0 million, respectively, during the three months ended September 30, 2008 and 2007, a decrease of approximately $1.9 million or 1.7 percent, primarily due to a lower gross margin on revenues (“gross margin”) due to cooler weather in the Company’s service territory, higher operation and maintenance expense, higher depreciation and amortization expense, higher interest expense partially offset by lower income tax expense.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The Company reported net income of approximately $126.7 million and $146.0 million, respectively, during the nine months ended September 30, 2008 and 2007, a decrease of approximately $19.3 million or 13.2 percent, primarily due to higher operation and maintenance expense, higher depreciation and amortization expense, higher other expense and higher interest expense partially offset by a higher gross margin due to warmer weather in the Company’s service territory and lower income tax expense.

Recent Developments and Regulatory Matters

Changes in the Capital and Credit Markets

As a result of recent volatile conditions in global capital markets, including the bankruptcy filing of Lehman Brothers Holdings, Inc. (“Lehman”), general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the Federal Reserve, the Department of the Treasury, the United States Congress and the President of the United States. As explained in more detail below, the Company historically has maintained access to short-term liquidity through the A2/P2 commercial paper market and utilization of direct borrowings on certain committed credit agreements, although the ability to access the commercial paper market has been more limited in recent weeks.

The recent volatility in global capital markets has lead to a reduction in the current value of long-term investments held in OGE Energy’s pension trust and post-retirement benefit plan trusts. The recent decline in asset value for the plans, if it continues for any length of time, could require additional future funding requirements.

Acquisition of Redbud Power Plant

On September 29, 2008, the Company acquired a 51 percent interest in a 1,230 megawatt (“MW”) natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”) for approximately $434.5 million. The Company will jointly own the Redbud Facility with the Oklahoma Municipal Power Authority (“OMPA”)  and the Grand River Dam Authority, and the Company will act as the operations manager and perform the day-to-day operation and maintenance of the Redbud Facility. Each of the joint owners will be entitled to its respective portion of the output and will pay its pro rata share of all costs of operating and maintaining the Redbud Facility. The Company implemented a rider at the end of September 2008 to recover the Oklahoma jurisdiction revenue requirement until new rates are implemented that include Redbud’s net investment, operation and maintenance expense, depreciation expense and ad valorem taxes. For additional information regarding the acquisition of the Redbud Facility, see Notes 11 and 12 of Notes to Condensed Financial Statements.

Cancelled Red Rock Power Plant

On October 11, 2007, the OCC issued an order denying the Company and Public Service Company of Oklahoma’s (“PSO”) request for pre-approval of their proposed 950 MW Red Rock coal-fired power plant project. The plant, which was to be built at the Company’s Sooner plant site, was to be 42 percent owned by the Company, 50 percent owned by PSO and eight percent owned by the OMPA. As a result, on October 11, 2007, the Company, PSO and the OMPA agreed to terminate agreements to build and operate the plant. At December 31, 2007, the Company had incurred approximately $17.5 million of capitalized costs associated with the Red Rock power plant project. In December 2007, the Company filed an application with the OCC requesting authorization to defer, and establish a method of recovery of, approximately $14.7 million of Oklahoma jurisdictional costs associated with the Red Rock power plant project. Specifically, the Company requested authorization to sell approximately $14.7 million of its sulfur dioxide (“SO2”) allowances and to retain 100 percent of the proceeds to offset the $14.7 million of Red Rock costs. Under a prior order of the OCC, 90 percent of the proceeds from sales of SO2 allowances were to be credited to ratepayers. Any portion of the $14.7 million of deferred costs that the OCC did not approve for recovery by the Company was to be expensed. In its response to the Company’s Red Rock cost recovery application, the OCC Staff recommended, among other things, that the Company sell SO2 allowances and retain 100 percent of the proceeds from the sale to be used to offset the Company’s December 2007 ice storm costs. These ice storm costs were included as part of the regulatory asset balance of approximately $35.9 million at December 31, 2007 (see Note 1 of Notes to Condensed Financial Statements), in accordance with a prior order of the OCC, pending recovery in a future rate case. On June 27, 2008, the Company filed an application requesting a Storm Cost Recovery Rider (“SCRR”) for the years 2007 through 2009 to recover excess storm damage costs and, at the same time, filed a motion to consolidate for hearing the Red Rock application and the SCRR application. On July 24, 2008, a settlement agreement was signed by all the parties involved in the two cases. Under the terms of the settlement agreement, the Company will: (i) recover approximately $7.2 million, or 50 percent, of the Oklahoma jurisdictional portion of the Red Rock power plant deferred costs through a regulatory asset, (ii) amortize the Red Rock regulatory asset over a 27-year amortization period and earn the OCC’s authorized rate of return beginning with the Company’s next rate case, (iii) accrue carrying costs on the debt portion of the Red Rock regulatory asset from October 1, 2007 until the date the Company begins to recover the regulatory asset through the base rates established in the Company’s next rate case, (iv) recover the OCC Staff and Attorney General consulting fees of approximately $0.3 million related to the Red Rock pre-approval case, in the Company’s next rate case by amortizing this over a two-year period, (v) recover approximately $33.7 million of the 2007 storm costs regulatory asset, which resulted in a write-down of approximately $1.5 million, (vi) implement the SCRR to recover the Company’s actual storm expense for the four-year period from 2006 through 2009, (vii) retain the first $3.4 million from the sale of excess SO2 allowances, (viii) reduce storm costs recovered through the SCRR by the proceeds from the sale of SO2 allowances above the amount retained by the Company and (ix) earn the most recent OCC authorized return on the unrecovered storm cost balance through the SCRR. On August 22, 2008, the OCC issued an order approving the settlement agreement and the SCRR was implemented in September 2008. On June 30, 2008, the Company wrote down the Red Rock deferred cost to its net present value, which resulted in a pre-tax charge of approximately $7.5 million, which is currently included in Deferred Charges and Other Assets with an offset in Other Expense on the Company’s Condensed Financial Statements. The write-downs of deferred costs for both the Red Rock power plant and storm costs resulted in a pre-tax charge of approximately $9.0 million for the quarter ended June 30, 2008.

Arkansas Rate Case Filing

Beginning in early 2008, the Company began developing a rate case filing for the Arkansas jurisdiction. In June 2008, the Company filed a notice with the APSC that it expected to file its rate case in August 2008. On August 29, 2008, the Company filed with the APSC an application for an annual rate increase of approximately $26.4 million to recover, among other things, costs for investments including the Redbud Facility and improvements in its system of power lines, substations and related equipment to ensure that the Company can reliably meet growing customer demand for electricity. If approved by the APSC, new rates are expected to go into effect in mid-2009.

Proposed Wind Power Project

The Company signed contracts on July 31, 2008 for approximately 101 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with a future wind project in western Oklahoma. The Company will seek regulatory recovery from the OCC and plans to have this project in-service by the end of 2009. Capital expenditures associated with this project are expected to be approximately $260 million.

2008 Outlook

OGE Energy previously disclosed in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 that its 2008 earnings guidance for the Company was between $128 million and $138 million of net income for the Company. OGE Energy has revised its earnings guidance for the Company to between $135 million and $140 million of net income for the Company.

As explained below, this increase is attributable to a lower effective tax rate at the Company primarily resulting from higher levels of state investment tax credits associated with capital expenditures and lower interest expense due to a lower than previously anticipated level of long-term debt. Key factors and assumptions underlying this guidance include:

•	Gross margin on weather-adjusted, retail electric sales increase of approximately two percent remains unchanged;
•	Operating expenses of approximately $565 million remain unchanged;
•

Interest expense of approximately $77 million compared to approximately $79 million in the previous guidance primarily due to lower interest expense on lower than previously anticipated levels of long-term debt;

•

An effective tax rate of approximately 27.7 percent compared to approximately 30.0 percent in the previous guidance due to higher levels of state investment tax credits associated with capital expenditures; and

•

Capital expenditures for investment in the Company’s generation, transmission and distribution system of approximately $850 million in 2008, which includes capital expenditures of approximately $435 million associated with the Company’s acquisition of the Redbud Facility. Previous guidance assumed approximately $843 million of capital expenditures. The increase is primarily due to the renewable energy proposal and the proposed wind power project.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

2009 Outlook

OGE Energy’s 2009 earnings guidance includes $179 million to $191 million of net income for the Company.

Key factors and assumptions underlying this guidance include:

•	Normal weather patterns are experienced for the year;

•	Gross margin on weather-adjusted, retail electric sales increases approximately one percent;

•

Oklahoma annual rate increase of approximately $79 million implemented in the last half of 2009 (a $10 million change in rates equates to approximately $0.07 of earnings per diluted share on a annual basis);

•	Arkansas annual rate increase of approximately $13 million implemented in mid-2009;

•	Storm cost recovery rider of approximately $9 million;
•	Operating expenses of approximately $608 million;
•	Interest costs of approximately $90 million;

•	An effective tax rate of approximately 29.7 percent; and

•	Capital expenditures for investment in the Company’s generation, transmission and distribution system of approximately $587 million in 2009.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three and nine months ended September 30, 2008 as compared to the same period in 2007 and the Company’s financial position at September 30, 2008. Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Operating income	$169.6	$178.7	$239.6	$261.3
Net income	$107.1	$109.0	$126.7	$146.0

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Operating revenues	$682.5	$633.2	$1,589.6	$1,403.8
Cost of goods sold	380.9	326.9	934.2	764.1
Gross margin on revenues	301.6	306.3	655.4	639.7
Other operation and maintenance	79.9	78.5	260.0	230.8
Depreciation and amortization	37.7	35.3	110.9	105.3
Taxes other than income	14.4	13.8	44.9	42.3
Operating income	169.6	178.7	239.6	261.3
Interest income	1.7	---	2.7	---
Allowance for equity funds used during construction	---	0.3	---	0.7
Other income (loss)	(1.1)	1.2	0.7	3.9
Other expense	0.6	3.3	11.5	5.1
Interest expense	18.7	16.0	55.2	48.1
Income tax expense	43.8	51.9	49.6	66.7
Net income	$107.1	$109.0	$126.7	$146.0
Operating revenues by classification
Residential	$285.4	$263.9	$617.1	$551.3
Commercial	169.0	156.9	385.0	341.2
Industrial	71.9	68.9	178.4	165.7
Oilfield	47.6	41.3	120.3	103.7
Public authorities and street light	66.0	61.1	153.7	136.9
Sales for resale	20.3	19.9	52.1	49.5
Provision for rate refund	(0.2)	---	(0.2)	0.1
System sales revenues	660.0	612.0	1,506.4	1,348.4
Off-system sales revenues	13.5	12.9	59.0	33.3
Other	9.0	8.3	24.2	22.1
Total operating revenues	$682.5	$633.2	$1,589.6	$1,403.8
MWH (A) sales by classification (in millions)
Residential	2.8	2.9	7.0	6.7
Commercial	1.8	1.9	4.9	4.8
Industrial	1.1	1.1	3.1	3.2
Oilfield	0.8	0.7	2.2	2.1
Public authorities and street light	0.9	0.9	2.3	2.3
Sales for resale	0.4	0.4	1.1	1.1
System sales	7.8	7.9	20.6	20.2
Off-system sales	0.3	---	1.0	0.6
Total sales	8.1	7.9	21.6	20.8
Number of customers	768,857	762,009	768,857	762,009
Average cost of energy per KWH (B) – cents
Natural gas	9.962	6.296	9.362	6.904
Coal	1.181	1.143	1.144	1.118
Total fuel	4.033	3.412	3.648	3.031
Total fuel and purchased power	4.410	3.715	4.038	3.397
Degree days (C)
Heating
Actual	2	---	2,036	1,926
Normal	29	29	2,247	2,228
Cooling
Actual	1,290	1,435	2,023	2,080
Normal	1,295	1,295	1,851	1,850
(A)	Megawatt-hour.
(B)	Kilowatt-hour.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The Company’s operating income decreased approximately $9.1 million during the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to a lower gross margin, which is operating revenues less cost of goods sold, higher operating expenses and higher depreciation and amortization expense.

Gross Margin

Gross margin was approximately $301.6 million during the three months ended September 30, 2008 as compared to approximately $306.3 million during the same period in 2007, a decrease of approximately $4.7 million, or 1.5 percent. The gross margin decreased primarily due to:

•

cooler weather in the Company’s service territory, resulting in an approximate 10 percent decrease in cooling degree days compared to the same period in 2007, which decreased the gross margin by approximately $4.6 million; and

•	reversal of the Kaiser-Francis take-or-pay litigation reserve in 2007, which increased the 2007 gross margin by $4.0 million.

These decreases in the gross margin were partially offset by:

•	new customer growth, which increased the gross margin by approximately $2.5 million; and
•	a price variance primarily due to new riders implemented during the third quarter of 2008, which increased the gross margin by approximately $1.2 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $283.4 million during the three months ended September 30, 2008 as compared to approximately $231.2 million during the same period in 2007, an increase of approximately $52.2 million, or 22.6 percent, primarily due to higher natural gas prices. The Company’s electric generating capability is fairly evenly divided between coal and natural gas. Purchased power costs were approximately $97.5 million during the three months ended September 30, 2008 as compared to approximately $95.2 million during the same period in 2007, an increase of approximately $2.3 million, or 2.4 percent, primarily due to purchases from other utilities and cogenerations partially offset by a decrease in purchases in the energy imbalance service market.

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

Operating Expenses

Other operation and maintenance expenses were approximately $79.9 million during the three months ended September 30, 2008 as compared to approximately $78.5 million during the same period in 2007, an increase of approximately $1.4 million, or 1.8 percent. The increase in other operation and maintenance expenses was primarily due to:

•	an increase of approximately $2.0 million in salaries and wages expense primarily due to hiring additional employees to support the Company’s operations as well as salary increases in 2008;
•	an increase of approximately $1.1 million in fleet transportation charges primarily due to higher fuel and maintenance costs; and
•	an increase of approximately $1.0 million in contract services attributable to overhauls at some of the Company’s power plants.

These increases in other operation and maintenance expenses were partially offset by:

•	a decrease of approximately $1.2 million due to more capitalized labor in the third quarter of 2008; and

•

a decrease of approximately $1.1 million in professional services expense primarily due to the reclassification, from other operation and maintenance expense to capital costs, of legal expenses related to the acquisition of the Redbud Facility.

Depreciation expense was approximately $37.7 million during the three months ended September 30, 2008 as compared to approximately $35.3 million during the same period in 2007, an increase of approximately $2.4 million, or 6.8 percent, primarily due to additional assets being placed in service.

Additional Information

Interest Income. Interest income was approximately $1.7 million during the three months ended September 30, 2008. There was no interest income during the same period in 2007. The increase in interest income was primarily due to interest from customers related to the fuel under recovery balance during the three months ended September 30, 2008.

Other Income (Loss). Other income includes, among other things, contract work performed for third parties, non-operating rental income and miscellaneous non-operating income. Other loss was approximately $1.1 million during the three months ended September 30, 2008 as compared to other income of approximately $1.2 million during the same period in 2007, a decrease in other income of approximately $2.3 million, primarily due to a loss on the guaranteed flat bill tariff due to warmer than normal weather with more customers participating in this plan.

Other Expense. Other expense includes, among other things, expenses from losses on the sale and retirement of assets, miscellaneous charitable donations, expenditures for certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $0.6 million during the three months ended September 30, 2008 as compared to approximately $3.3 million during the same period in 2007, a decrease of approximately $2.7 million, or 81.8 percent, primarily due to a write-off in 2007 related to the cancelled Red Rock power plant project.

Interest Expense. Interest expense was approximately $18.7 million during the three months ended September 30, 2008 as compared to approximately $16.0 million during the same period in 2007, an increase of approximately $2.7 million, or 16.9 percent, primarily due to:

•	an increase of approximately $3.9 million in interest expense related to the issuance of long-term debt in January and September 2008; and
•

an increase of approximately $1.7 million in interest expense related to interest on short-term debt primarily due to increased commercial paper borrowings to fund contributions to OGE Energy’s pension plan, dividend payments, purchase of the Redbud Facility and daily operational needs of the Company.

These increases in interest expense were partially offset by:

•	a decrease of approximately $1.3 million in interest expense due to a settlement of Internal Revenue Service (“IRS”) audit issues; and
•	a decrease of approximately $1.2 million in interest expense due to lower borrowings from OGE Energy.

Income Tax Expense. Income tax expense was approximately $43.8 million during the three months ended September 30, 2008 as compared to approximately $51.9 million during the same period in 2007, a decrease of approximately $8.1 million, or 15.6 percent, primarily due to lower pre-tax income in the third quarter of 2008 as compared to the same period in 2007 as well as a lower overall effective income tax rate primarily due to an increase in Federal renewable energy credits and additional state income tax credits in the third quarter of 2008 as compared to the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The Company’s operating income decreased approximately $21.7 million during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to higher operating expenses, higher depreciation and amortization expense and higher taxes other than income partially offset by a higher gross margin.

Gross Margin

Gross margin was approximately $655.4 million during the nine months ended September 30, 2008 as compared to approximately $639.7 million during the same period in 2007, an increase of approximately $15.7 million, or 2.5 percent. The gross margin increased primarily due to:

•	warmer weather in the Company’s service territory, which increased the gross margin by approximately $8.0 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $6.8 million; and
•	increased peak demand and related revenues by non-residential customers in the Company’s service territory, which increased the gross margin by approximately $4.7 million.

These increases in the gross margin were partially offset by the reversal of the Kaiser-Francis take-or-pay litigation reserve, which increased the 2007 gross margin by approximately $4.0 million.

Fuel expense was approximately $719.6 million during the nine months ended September 30, 2008 as compared to approximately $568.0 million during the same period in 2007, an increase of approximately $151.6 million, or 26.7 percent, primarily due to higher natural gas prices. Purchased power costs were approximately $214.1 million during the nine months ended September 30, 2008 as compared to approximately $195.6 million during the same period in 2007, an increase of approximately $18.5 million, or 9.5 percent, primarily due to purchasing more MWHs and higher prices in 2008 as compared to the same period in 2007.

Operating Expenses

Other operation and maintenance expenses were approximately $260.0 million during the nine months ended September 30, 2008 as compared to approximately $230.8 million during the same period in 2007, an increase of approximately $29.2 million, or 12.7 percent. The increase in other operation and maintenance expenses was primarily due to:

•

an increase of approximately $9.5 million due to a correction of the over-capitalization of certain payroll, benefits, other employee related costs and overhead costs in previous years, as discussed in Note 2 of Notes to Condensed Financial Statements;

•	an increase of approximately $5.5 million in contract services and approximately $2.6 million in materials and supplies attributable to overhauls at some of the Company’s power plants;
•	an increase of approximately $5.3 million in salaries and wages expense primarily due to hiring additional employees to support the Company’s operations as well as salary increases in 2008;
•	an increase of approximately $2.6 million in fleet transportation charges primarily due to higher fuel and maintenance costs;
•

an increase of approximately $2.1 million in professional services expense primarily due to higher engineering consulting services during the first nine months of 2008 as compared to the same period in 2007; and

•	an increase of approximately $1.9 million due to increased spending on vegetation management.

These increases in other operation and maintenance expenses were partially offset by a decrease of approximately $4.1 million due to a lower provision for uncollectible accounts receivable.

Depreciation expense was approximately $110.9 million during the nine months ended September 30, 2008 as compared to approximately $105.3 million during the same period in 2007, an increase of approximately $5.6 million, or 5.3 percent, primarily due to additional assets being placed into service.

Taxes other than income were approximately $44.9 million during the nine months ended September 30, 2008 as compared to approximately $42.3 million during the same period in 2007, an increase of approximately $2.6 million, or 6.1 percent, primarily due to higher ad valorem and payroll taxes.

Additional Information

Interest Income. Interest income was approximately $2.7 million during the nine months ended September 30, 2008. There was no interest income during the same period in 2007. The increase in interest income was primarily due to interest from customers related to the fuel under recovery balance during the nine months ended September 30, 2008.

Other Income. Other income was approximately $0.7 million during the nine months ended September 30, 2008 as compared to approximately $3.9 million during the same period in 2007, a decrease of approximately $3.2 million, or 82.1 percent, primarily due to a lower gain on the guaranteed flat bill tariff due to warmer than normal weather with more customers participating in this plan.

Other Expense. Other expense was approximately $11.5 million during the nine months ended September 30, 2008 as compared to approximately $5.1 million during the same period in 2007, an increase of approximately $6.4 million. The increase in other expense was primarily due to:

•	a write-down of deferred costs associated with the Red Rock power plant of approximately $7.7 million; and
•

a write-down of approximately $1.5 million associated with the 2007 and 2006 storm costs related to a settlement with the OCC. See Note 11 of Notes to Condensed Financial Statements for a discussion of these matters.

These increases in other expense were partially offset by a write-off of approximately $2.2 million associated with the Red Rock power plant for the Arkansas and the FERC jurisdictions during the third quarter of 2007.

Interest Expense. Interest expense was approximately $55.2 million during the nine months ended September 30, 2008 as compared to approximately $48.1 million during the same period in 2007, an increase of approximately $7.1 million, or 14.8 percent. The increase in interest expense was primarily due to:

•	an increase of approximately $8.3 million in interest expense related to the issuance of long-term debt in January and September 2008;
•

an increase of approximately $4.9 million in interest expense related to interest on short-term debt primarily due to increased commercial paper borrowings to fund contributions to OGE Energy’s pension plan, dividend payments, purchase of the Redbud Facility and daily operational needs of the Company; and

•	an increase of approximately $2.4 million related to interest expense recorded on treasury lock agreements related to the issuance of long-term debt in January 2008.

These increases in interest expense were partially offset by:

•	a decrease of approximately $3.1 million in interest expense due to lower borrowings from OGE Energy;
•	a decrease of approximately $2.8 million in interest expense associated with the interest due to customers related to the fuel over recovery balance in 2007; and
•	a decrease of approximately $2.4 million in interest expense due to a settlement of an IRS audit.

Income Tax Expense. Income tax expense was approximately $49.6 million during the nine months ended September 30, 2008 as compared to approximately $66.7 million during the same period in 2007, a decrease of approximately $17.1 million, or 25.6 percent, primarily due to lower pre-tax income during the first nine months of 2008 as compared to the same period in 2007 as well as a lower overall effective income tax rate primarily due to an increase in Federal renewable energy credits and additional state income tax credits in the third quarter of 2008 as compared to the same period in 2007.

Financial Condition

The balance of Cash and Cash Equivalents was approximately $136.7 million at September 30, 2008. There was no balance at December 31, 2007. The increase was primarily due to the need for the Company to have adequate liquidity due to the volatility of the commercial paper and capital markets.

The balance of Accounts Receivable was approximately $208.4 million and $134.9 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $73.5 million, or 54.5 percent, primarily due to an increase in the Company’s billings to its customers reflecting high seasonal rates in September as compared to December.

The balance of Fuel Inventories was approximately $59.7 million and $44.3 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $15.4 million, or 34.8 percent, primarily due to an increased balance in natural gas inventory from higher prices and volumes.

The balance in Fuel Clause Under Recoveries was approximately $109.9 million and $27.3 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $82.6 million, primarily due to the fact the amount billed to Oklahoma retail customers was lower than the Company’s cost of fuel. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.

The balance of Property, Plant and Equipment In Service was approximately $6.0 billion and $5.4 billion at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $0.6 billion, or 11.1 percent, primarily due to the purchase of the Redbud Facility as well as other projects for transmission and distribution.

The balance of Construction Work in Process was approximately $141.1 million and $112.4 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $28.7 million, or 25.5 percent, primarily due to costs associated with a new wind generating facility near Woodward, Oklahoma.

The balance of Prepaid Pension Obligation was approximately $31.8 million at September 30, 2008. There was no balance at December 31, 2007. This increase was primarily due to a reclassification from Accrued Benefit Obligations to Prepaid Pension Obligation due to contributions made for funding of the pension plan.

The balance Other Deferred Charges was approximately $60.4 million and $76.9 million at September 30, 2008 and December 31, 2007, respectively, a decrease of approximately $16.5 million, or 21.5 percent, primarily due to write-downs of the deferred costs associated with the cancellation of the Red Rock power plant project, 2007 storm costs and amortization of the regulatory asset for deferred pension costs.

The balance of Short-Term Debt was approximately $243.1 million and $0.8 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $242.3 million, primarily due to increased commercial paper borrowings related to higher fuel costs, capital expenditures and other daily operational needs of the Company.

The balance of Accounts Payable – Other was approximately $84.9 million and $164.3 million at September 30, 2008 and December 31, 2007, respectively, a decrease of approximately $79.4 million, or 48.3 percent, primarily due to the payments made in the first quarter of 2008 related to the December 2007 ice storm.

The balance of Advances from Parent was approximately $201.3 million and $348.0 million at September 30, 2008 and December 31, 2007, respectively, a decrease of approximately $146.7 million, or 42.2 percent, primarily due to the repayment of outstanding advances primarily due to the issuance of long-term debt in January 2008.

The balance of Accrued Taxes was approximately $41.3 million and $24.9 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $16.4 million, or 65.9 percent primarily due to an increase in ad valorem taxes.

The balance of Long-Term Debt was approximately $1.3 billion and $843.4 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $448.0 million, or 53.1 percent, primarily due to the issuance of long-term debt in the first and third quarters of 2008.

The balance of Accumulated Deferred Income Taxes was approximately $720.9 million and $633.0 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $87.9 million, or 13.9 percent, primarily due to accelerated tax depreciation resulting from the impact of the bonus depreciation provisions contained in the Economic Stimulus Act of 2008 related to assets placed into service during 2008.

The balance of Common Stockholder’s Equity was approximately $958.4 million and $665.4 million at September 30, 2008 and December 31, 2007, respectively, an increase of approximately $293.0 million, or 44.0 percent, due to a capital contribution from OGE Energy to the Company in September 2008 to fund a portion of the purchase of the Redbud Facility.

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

Liquidity and Capital Requirements

The Company’s primary needs for capital through the end of 2009 are related to acquiring or constructing new facilities and replacing or expanding existing facilities in its electric utility business. Other working capital requirements through the end of 2009 are expected to be primarily related to hedging activities, delays in recovering unconditional fuel purchase obligations, fuel clause under and over recoveries and other general corporate purposes. The Company has no maturing debt through the end of 2009. The Company generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) and permanent financings. However, OGE Energy’s and the Company’s ability to access the commercial paper market was adversely impacted by the market turmoil in September and October 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and the Company utilized borrowings under their revolving credit agreements which bear a higher interest rate and a minimum 30-day maturity compared to commercial paper which had historically been available at lower interest rates and on a daily basis. OGE Energy and the Company expect to repay the borrowings under their revolving credit agreements and begin utilizing commercial paper in the commercial paper market when available.

At September 30, 2008 and October 15, 2008, the Company had approximately $136.7 million and $189.8 million, respectively, of cash on hand. At September 30, 2008 and October 15, 2008, the Company had approximately $345.7 million and $295.7 million, respectively, of net availability liquidity under its revolving credit agreement and term loan agreement.

Cash Flows

Nine Months Ended September 30 (In millions)	2008	2007
Net cash (used in) provided from operating activities	$ (27.7)	$ 172.1
Net cash used in investing activities	(700.1)	(263.5)
Net cash provided from financing activities	864.5	91.4

The reduction of approximately $199.8 million in net cash provided from operating activities during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to: (i) an increase in fuel inventories and materials and supplies inventories primarily due to higher fuel prices and higher quantities, (ii) an increase in fuel clause under recoveries due to higher fuel costs versus billed fuel revenues in 2008, (iii) a decrease in fuel clause over recoveries due to higher billed fuel revenues versus actual costs in 2007, (iv) a decrease in accrued taxes due to the current tax provision, settlement of prior year tax liabilities from filing of returns and payments related to IRS audit settlements, (v) a decrease in accounts payable due to payments in the first quarter of 2008 related to the December 2007 ice storm and (vi) a decrease in income taxes payable due to the settlement of prior year liabilities resulting from filing of tax returns and payments related to IRS audit settlements. The increase of approximately $436.6 million in net cash used in investing activities during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily related to a higher level of capital expenditures primarily related to the purchase of the Redbud Facility. The increase of approximately $773.1 million in net cash provided from financing activities during the nine months ended September 30, 2008 as compared to the same period in 2007 primarily related to proceeds received from the issuance of long-term debt in January and September 2008 and an increase in capital contribution from the parent to fund a portion of the purchase of the Redbud Facility.

Future Capital Requirements

Capital Expenditures

The Company’s current 2008 to 2013 construction program includes continued investment in its distribution, generation and transmission system. In the Company’s 2007 Form 10-K, the Company’s estimates of capital expenditures were approximately: 2008 - $788.5 million, 2009 - $393.9 million, 2010 - $449.0 million, 2011 - $438.6 million, 2012 - $455.6 million and 2013 - $438.6 million. These estimates included approximately $12.0 million, $22.5 million, $83.0 million, $97.3 million, $93.8 million and $69.6 million, respectively, for environmental expenditures associated with Best Available Retrofit Technology (“BART”) requirements. As discussed in Note 10 of Notes to Condensed Financial Statements, due to an opinion from the U.S. Environmental Protection Agency (“EPA”) that the Company’s proposed initial compliance plan would not satisfy the applicable requirements, the Company completed additional analysis. As required by the Oklahoma Department of Environmental Quality (“ODEQ”), the Company completed additional analysis and, on May 30, 2008, the Company filed with the ODEQ the results of its BART evaluation for the affected generating units as well as withdrawing its alternative plan filed in March 2007. In the May 30, 2008 filing, the Company indicated its intention to install low nitrogen oxide (“NOX”) combustion technology at its affected generating stations and to continue to burn low sulfur coal at its four coal-fired generating units at its Muskogee and Sooner generating stations. The capital expenditures associated with the installation of the low NOX combustion technology are expected to be approximately $110 million. The Company believes that these control measures will achieve visibility improvements in a cost-effective manner. The Company did not propose the installation of scrubbers at its four coal-fired generating units because the Company concluded that, consistent with the EPA’s regulations on BART, the installation of scrubbers (at an estimated cost of $1.7 billion) would not be cost-effective. The Company cannot predict what action the EPA or the ODEQ will take in response to the Company’s May 30, 2008 filing. The Company expects that a compliance plan will be approved by the EPA by December 31, 2008. Until the compliance plan is approved, the total cost of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty. Due to this uncertainty regarding BART costs, the Company has excluded any BART costs from its updated capital expenditure estimates. Therefore, the Company’s current estimates of capital expenditures, without any BART costs, are approximately: 2008 - $850 million (approximately $434.5 million are related to the proposed acquisition of the Redbud Facility), 2009 - $587 million, 2010 - $366 million, 2011 - $367 million, 2012 - $381 million and 2013 - $394 million. These capital expenditures include expenditures related to (i) the proposed transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma and (ii) the Company’s proposed wind power project.

Pension Plan Funding

In the third quarter of 2008, OGE Energy contributed approximately $10 million to its pension plan, of which approximately $9.4 million was the Company’s portion, for a total contribution of $50 million to its pension plan during 2008, of which approximately $47.0 million was the Company’s portion. No additional contributions are expected in 2008.

SPP Letter of Credit

On October 31, 2006, the Company submitted a commercial letter of credit to the Southwest Power Pool for approximately $2.9 million related to the costs of upgrades required for the Company to obtain transmission service from its new Centennial wind farm. The amount of this letter of credit was reduced each year as payments were made for transmission service.  On August 4, 2008, this letter of credit was cancelled and is no longer required due to the determination that the upgrades required to grant the transmission request relating to the Centennial wind farm will receive full base plan funding.

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

Issuance of New Long-Term Debt

In September 2008, the Company issued $250 million of 6.35% senior notes due September 1, 2018. The proceeds from the issuance were used to fund a portion of the acquisition of the Redbud Facility. Pending such use, the proceeds were used to temporarily repay a portion of the Company’s outstanding commercial paper borrowings, as well as short-term borrowings from OGE Energy, both of which were incurred in part to fund the Company’s daily operational needs. The Company expects to issue additional long-term debt from time to time when market conditions are favorable.

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. At September 30, 2008, the Company had approximately $243.1 million in outstanding borrowings under its revolving credit agreements. At December 31, 2007, the Company had no outstanding commercial paper borrowings. OGE Energy’s and the Company’s ability to access the commercial paper market was adversely impacted by the market turmoil in September and October 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and the Company utilized borrowings under their revolving credit agreements which bear a higher interest rate and a minimum 30-day maturity compared to commercial paper which had historically been available at lower interest rates and on a daily basis. OGE Energy and the Company expect to repay the borrowings under their revolving credit agreements and begin utilizing commercial paper in the commercial paper market when available. Also, the Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2007 and ending December 31, 2008. See Note 8 of Notes to Condensed Financial Statements for a discussion of OGE Energy’s and the Company’s short-term debt activity.

Capital Contribution from OGE Energy

On September 25, 2008, OGE Energy made a capital contribution to the Company of approximately $293 million.

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

1.        Franchise Fee Lawsuit. On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  The Company’s motion for summary judgment was denied by the trial judge.  The Company filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.   In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorizes the Company to collect the challenged franchise fee charges. Motions to set a procedural schedule and determine notice requirements for the matter are scheduled to be heard by the OCC on November 6, 2008.  The Company believes that this case is without merit.

2.      Oxley Litigation. The Company has been sued by John C. Oxley D/B/A Oxley Petroleum et al. in the District Court of Haskell County, Oklahoma.  This case has been pending for more than 11 years.  The plaintiffs’ alleged that the Company breached the terms of contracts covering several wells by failing to purchase gas from the plaintiffs’ in amounts set forth in the contracts.  The plaintiffs’ most recent Statement of Claim describes approximately $2.7 million in take-or-pay damages  (including interest)  and approximately $36 million in contract repudiation damages (including interest), subject to the limitation described below. In 2001, the Company agreed to provide the plaintiffs with approximately $5.8 million of consideration and the parties agreed to arbitrate the dispute. Consequently, the Company will only be liable for the amount, if any, of an arbitration award in excess of $5.8 million. The Company expects the arbitration to occur in the first half of 2009. While the Company cannot predict the precise outcome of the arbitration, based on the information known at this time, the Company believes that this lawsuit will not have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors.

Except as discussed below, there have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2007 Form 10-K.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also could affect the cost of capital and our ability to raise capital.

Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, which could impact the ability of our customers to pay timely, increase customer bankruptcies, and could lead to increased bad debt. If such circumstances occur, we expect that commercial and industrial customers would be impacted first, with residential customers following.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships or limit our ability to obtain financing on favorable terms.

We cannot assure that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Our ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruption as experienced with the market turmoil in September and October 2008. Pricing grids associated with the back-up lines of credit could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade would result in an increase in the cost of short-term borrowings but would not result in any defaults or accelerations as a result of the rating changes. Any future downgrade would also lead to higher long-term borrowing costs and, if below investment grade, would require us to post cash collateral or letters of credit.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a revolving credit agreement for working capital, capital expenditures, including acquisitions, and other corporate purposes. The levels of our debt could have important consequences, including the following:

•

the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or the financing may not be available on favorable terms;

•	a portion of cash flows will be required to make interest payments on the debt, reducing the funds that would otherwise be available for operations and future business opportunities; and
•	our debt levels may limit our flexibility in responding to changing business and economic conditions.

Item 6. Exhibits.

Exhibit No.	Description

4.01

Supplemental Indenture No. 9 dated as of September 1, 2008 between Oklahoma Gas and Electric Company and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 1.01 to the Company’s Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein)

10.01

Form of Restricted Stock Agreement under OGE Energy’s 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.02

Term Loan Agreement dated as of September 26, 2008 by and between Oklahoma Gas and Electric Company, UBS AG, as Administrative Agent, and UBS Securities LLC, as Sole Arranger and as Syndication Agent. (Filed as Exhibit 10.01 to OGE Energy’s Form 8-K filed October 2, 2008 (File No. 1-12579) and incorporated by reference herein)

10.03

Term Loan Agreement dated as of September 26, 2008 by and between Oklahoma Gas and Electric Company and Royal Bank of Scotland PLC, as Administrative Agent and as Syndication Agent. (Filed as Exhibit 10.02 to OGE Energy’s Form 8-K filed October 2, 2008 (File No. 1-12579) and incorporated by reference herein)

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

October 31, 2008