Form 10-Q
period 2009-04-30
OKLAHOMA GAS & ELECTRIC CO
filed 2009-05-06
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

At March 31, 2009, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

i

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions. Actual results may vary materially. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” in Oklahoma Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•

the discontinuance of regulated accounting principles under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation”;

•	creditworthiness of suppliers, customers and other contractual parties; and
•

other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in “Item 1A. Risk Factors” and in Exhibit 99.01 to the Company’s 2008 Form 10-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2009	2008

OPERATING REVENUES	$336.7	$386.4

COST OF GOODS SOLD (exclusive of depreciation and amortization
shown below)	171.0	240.6
Gross margin on revenues	165.7	145.8
Other operation and maintenance	85.3	94.3
Depreciation and amortization	45.5	36.3
Taxes other than income	16.1	15.9

OPERATING INCOME (LOSS)	18.8	(0.7)

OTHER INCOME (EXPENSE)
Interest income	0.5	0.3
Allowance for equity funds used during construction	1.3	---
Other income	4.6	2.3
Other expense	(0.5)	(0.7)
Net other income	5.9	1.9

INTEREST EXPENSE
Interest on long-term debt	24.2	14.5
Allowance for borrowed funds used during construction	(1.1)	(0.7)
Interest on short-term debt and other interest charges	1.2	5.7
Interest expense	24.3	19.5

INCOME (LOSS) BEFORE TAXES	0.4	(18.3)

INCOME TAX BENEFIT	0.9	7.0

NET INCOME (LOSS)	$1.3	$(11.3)

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
(In millions)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57.2	$50.7
Accounts receivable, less reserve of $2.1 and $2.3, respectively	148.6	172.2
Accrued unbilled revenues	41.1	47.0
Fuel inventories	81.3	56.6
Materials and supplies, at average cost	71.6	67.4
Gas imbalances	0.1	0.6
Accumulated deferred tax assets	12.7	12.7
Fuel clause under recoveries	---	24.0
Prepayments	7.7	8.0
Other	2.2	2.3
Total current assets	422.5	441.5

OTHER PROPERTY AND INVESTMENTS, at cost	3.5	3.6

PROPERTY, PLANT AND EQUIPMENT
In service	6,177.6	6,101.1
Construction work in progress	258.1	169.1
Total property, plant and equipment	6,435.7	6,270.2
Less accumulated depreciation	2,341.5	2,314.7
Net property, plant and equipment	4,094.2	3,955.5

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	15.2	14.6
Regulatory asset – SFAS No. 158	337.9	344.7
McClain Plant deferred expenses	4.7	6.2
Unamortized loss on reacquired debt	17.4	17.7
Unamortized debt issuance costs	11.5	11.4
Other	56.3	56.0
Total deferred charges and other assets	443.0	450.6

TOTAL ASSETS	$4,963.2	$4,851.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2009	2008
(In millions)	(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Short-term debt	$53.5	$ ---
Accounts payable - affiliates	4.2	6.4
Accounts payable - other	110.2	105.0
Advances from parent	36.4	17.6
Customer deposits	57.7	56.8
Accrued taxes	15.4	27.9
Accrued interest	23.9	33.2
Accrued compensation	16.3	25.1
Fuel clause over recoveries	73.0	8.6
Other	24.2	26.8
Total current liabilities	414.8	307.4

LONG-TERM DEBT	1,541.5	1,541.4

COMMITMENTS AND CONTINGENCIES (NOTE 10)

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	265.0	261.9
Accumulated deferred income taxes	721.6	722.8
Accumulated deferred investment tax credits	16.3	17.3
Accrued removal obligations, net	153.3	150.9
Other	25.1	25.2
Total deferred credits and other liabilities	1,181.3	1,178.1

STOCKHOLDER’S EQUITY
Common stockholder’s equity	958.4	958.4
Retained earnings	867.2	865.9
Total stockholder’s equity	1,825.6	1,824.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,963.2	$4,851.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

		Premium
	Common	on Capital	Retained
(In millions)	Stock	Stock	Earnings	Total

Balance at December 31, 2008	$100.9	$857.5	$865.9	$1,824.3
Comprehensive income
Net income for first quarter of 2009	---	---	1.3	1.3
Comprehensive income	---	---	1.3	1.3

Balance at March 31, 2009	$100.9	$857.5	$867.2	$1,825.6

Balance at December 31, 2007	$100.9	$564.5	$757.9	$1,423.3
Comprehensive loss
Net loss for first quarter of 2008	---	---	(11.3)	(11.3)
Comprehensive loss	---	---	(11.3)	(11.3)

Balance at March 31, 2008	$100.9	$564.5	$746.6	$1,412.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1.3		$(11.3)
Adjustments to reconcile net income (loss) to net cash provided from (used in)
operating activities
Depreciation and amortization	45.5		36.3
Deferred income taxes and investment tax credits, net	(0.9)		(8.8)
Allowance for equity funds used during construction	(1.3)		---
Price risk management liabilities	---		(1.7)
Other assets	6.6		8.5
Other liabilities	(5.0)		(4.9)
Change in certain current assets and liabilities
Accounts receivable, net	23.6		10.3
Accrued unbilled revenues	5.9		8.5
Fuel, materials and supplies inventories	(28.9)		(15.0)
Gas imbalance assets	0.5		0.1
Fuel clause under recoveries	24.0		(2.8)
Other current assets	0.4		3.1
Accounts payable	5.2		(49.0)
Accounts payable - affiliates	(2.2)		2.6
Income taxes payable - affiliates	0.8		5.7
Customer deposits	0.9		0.7
Accrued taxes	(12.5)		(10.3)
Accrued interest	(9.3)		(5.3)
Accrued compensation	(8.8)		(13.9)
Fuel clause over recoveries	64.4		---
Other current liabilities	(2.6)		0.2
Net Cash Provided from (Used in) Operating Activities	107.6		(47.0)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)	(172.6)		(62.1)
Net Cash Used in Investing Activities	(172.6)		(62.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term debt, net	71.5		(88.1)
Proceeds from long-term debt	---		197.2
Net Cash Provided from Financing Activities	71.5		109.1

NET INCREASE IN CASH AND CASH EQUIVALENTS	6.5		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50.7		---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57.2	$	---

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Organization

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company is subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“OGE Energy”) which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2009 and December 31, 2008, the results of its operations for the three months ended March 31, 2009 and 2008, and the results of its cash flows for the three months ended March 31, 2009 and 2008, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	March 31,	December 31,
(In millions)	2009	2008
Regulatory Assets
Regulatory asset – SFAS No. 158	$337.9	$344.7
Deferred storm expenses	30.8	32.2
Unamortized loss on reacquired debt	17.4	17.7
Deferred pension plan expenses	15.7	14.6
Income taxes recoverable from customers, net	15.2	14.6
Red Rock deferred expenses	7.6	7.4
McClain Plant deferred expenses	4.7	6.2
Fuel clause under recoveries	---	24.0
Cogeneration credit rider under recovery	---	1.4
Miscellaneous	1.1	1.5
Total Regulatory Assets	$430.4	$464.3

Regulatory Liabilities
Accrued removal obligations, net	$153.3	$150.9
Fuel clause over recoveries	73.0	8.6
Miscellaneous	6.8	4.5
Total Regulatory Liabilities	$233.1	$164.0

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

Related Party Transactions

OGE Energy charged operating costs to the Company of approximately $20.8 million and $23.4 million during the three months ended March 31, 2009 and 2008, respectively. OGE Energy charges operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries. Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits. Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During both the three months ended March 31, 2009 and 2008, the Company recorded an expense from its affiliate, Enogex LLC and its subsidiaries (“Enogex”), of approximately $8.7 million for transporting gas to the Company’s natural gas-fired generating facilities. During both the three months ended March 31, 2009 and 2008, the Company recorded an expense from Enogex of approximately $3.2 million for natural gas storage services. During the three months ended March 31, 2009 and 2008, the Company also recorded natural gas purchases from its affiliate, OGE Energy Resources, Inc. of approximately $13.9 million and $20.7 million, respectively. Approximately $4.3 million and $6.6 million were recorded at March 31, 2009 and December 31, 2008, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

During the three months ended March 31, 2009 and 2008, the Company made no advances to OGE Energy.

During the three months ended March 31, 2009 and 2008, the Company recorded interest expense of less than $0.1 million and approximately $0.4 million, respectively, for advances made by OGE Energy to the Company. The interest rate charged on advances to the Company from OGE Energy approximates OGE Energy’s commercial paper rate.

During the three months ended March 31, 2009 and 2008, there were no dividends declared by the Company to OGE Energy.

2.	Accounting Developments

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and liabilities measured on a nonrecurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The provisions of this FSP should be applied prospectively. The Company adopted this new FSP effective January 1, 2009. The adoption of this new FSP did not impact the Company as the Company does not currently have any nonfinancial assets and liabilities measured on a nonrecurring basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting (see Note 4 for a further discussion).

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of SFAS No. 157. This FSP requires that in order to determine fair value, an entity should evaluate factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. If the entity concludes there has been a significant decrease, transactions or quoted prices may not be determinative of fair value and further analysis of the transactions or quoted prices would be needed. This FSP also reaffirmed that even if there has been a significant decrease as discussed above, fair value is the price to sell an asset or transfer a liability in an orderly transaction under current market conditions. Also, this FSP requires an entity to evaluate the circumstances to determine whether the transaction is orderly (i.e. not distressed or forced) based on the weight of the evidence obtained. In addition, an entity is expected to have sufficient information to conclude whether a transaction is orderly when it is party to the transaction. This FSP amends SFAS No. 157 to require that an entity disclose in its interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of this FSP is permitted for periods ending after March 15, 2009 to the extent an entity also early adopts the FSP discussed below and the recently issued FSP related to other-than-temporary impairments. The Company adopted this new FSP effective April 1, 2009. The adoption of this new FSP is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which applies to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires entities to include disclosures about the fair value of its financial instruments with the related carrying amount. An entity is also required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. This FSP is effective for interim periods ending after June 15, 2009. Early adoption of this FSP is permitted for periods ending after March 15, 2009 to the extent an entity also early adopts FAS 157-4 above and the recently issued FSP related to other-than-temporary impairments. The provisions of this FSP do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company adopted this new FSP effective April 1, 2009. The adoption of this new FSP will require disclosures about the fair value of financial instruments for interim periods in the Company’s financial statements similar to what was reported in the Company’s 2008 Form 10-K.

In 2004, the Company adopted a standard costing model utilizing a fully loaded activity rate (including payroll, benefits, other employee related costs and overhead costs) to be applied to projects eligible for capitalization or deferral. In March 2008, the Company determined that the application of the fully loaded activity rates had unintentionally resulted in the over-capitalization of immaterial amounts of certain payroll, benefits, other employee related costs and overhead costs in prior years. To correct this issue, in March 2008, the Company recorded a pre-tax charge of approximately $9.5 million ($5.8 million after tax) as an increase in Other Operation and Maintenance Expense in the Condensed Statements of Operations for the three months ended March 31, 2008 and a corresponding $8.6 million decrease in Construction Work in Progress and $0.9 million decrease in Other Deferred Charges and Other Assets related to the regulatory asset associated with storm costs in the Condensed Balance Sheets at March 31, 2008.

3.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 which defined fair value, established a framework for measuring fair value in generally accepted accounting principles and established a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. SFAS No. 157 expanded disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods. The Company adopted this standard effective January 1, 2008.

At March 31, 2009, the Company had no assets or liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157.

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

The impact to the fair value of derivatives due to credit risk is calculated using the probability of default based on Standard & Poor’s Ratings Services and/or internally generated ratings. The fair value of derivative assets is adjusted for credit risk. The fair value of derivative liabilities is adjusted for credit risk only if the impact is deemed material. The Company has no material derivatives at March 31, 2009.

4.	Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161 which required enhanced disclosures about an entity’s derivative and hedging activities and was intended to improve the transparency of financial reporting. SFAS No. 161 applies to all entities. SFAS No. 161 applies to all derivative instruments, including bifurcated derivative instruments and related hedging items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this standard do not require disclosures for earlier periods presented for comparative purposes at initial adoption. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this new standard effective January 1, 2009. The adoption of this new standard changed the disclosure related to derivative and hedging activities in the Company’s financial statements.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivatives instruments are commodity price risk and interest rate risk. The Company is also exposed to credit risk in its business operations.

Commodity Price Risk

Management may designate certain derivative instruments for the purchase or sale of electric power and fuel procurement as normal purchases and normal sales contracts under the provisions of SFAS No. 133. Normal purchases and normal sales contracts are not recorded in Price Risk Management assets or liabilities in the Condensed Balance Sheets and earnings recognition is recorded in the period in which physical delivery of the commodity occurs. Management applies normal purchases and normal sales treatment to electric power contracts by the Company and fuel procurement by the Company.

In accordance with SFAS No. 133, the Company recognizes its non-exchange traded derivative instruments as Price Risk Management assets or liabilities in the Condensed Balance Sheets at fair value with such amounts classified as current or long-term based on their anticipated settlement.

Interest Rate Risk

The Company from time to time uses treasury lock agreements to manage its interest rate risk exposure on new debt issuances. Additionally, the Company manages its interest rate exposure by limiting its variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates.

Credit Risk

The Company is exposed to certain credit risks relating to its ongoing business operations. Credit risk includes the risk that counterparties that owe the Company money or energy will breach their obligations. If the counterparties to these arrangements fail to perform, the Company may be forced to enter into alternative arrangements. In that event, the Company’s financial results could be adversely affected and the Company could incur losses.

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

Cash Flow Hedges

For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of Accumulated Other Comprehensive Income and recognized into earnings in the same period during which the hedged transaction affects earnings. The ineffective portion of a derivative’s change in fair value or hedge components excluded from the assessment of effectiveness is recognized currently in earnings. The ineffectiveness of treasury lock cash flow hedges is measured using the hypothetical derivative method prescribed by SFAS No. 133. Under the hypothetical derivative method, the Company designates that the critical terms of the hedging instrument are the same as the critical terms of the hypothetical derivative used to value the forecasted transaction, and, as a result, no ineffectiveness is expected. Forecasted transactions designated as the hedged transaction in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transactions are no longer probable of occurring, hedge accounting will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. If the forecasted transactions are no longer reasonably possible of occurring, any associated amounts recorded in Accumulated Other Comprehensive Income will also be recognized directly in earnings.

At March 31, 2009, the Company had no outstanding treasury lock agreements that were designated as cash flow hedges.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedge risk are recognized currently in earnings. The Company includes the gain or loss on the hedged items in Operating Revenues as the offsetting loss or gain on the related hedging derivative.

At March 31, 2009, the Company had no outstanding commodity derivative instruments or treasury lock agreements that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments Under SFAS No. 133

For derivative instruments that are not designated as either a cash flow or fair value hedge, the gain or loss on the derivative is recognized currently in earnings.

At March 31, 2009, the Company had no material outstanding commodity derivative instruments that were not designated as either a cash flow or fair value hedge.

Credit-Risk Related Contingent Features in Derivative Instruments

At March 31, 2009, the Company had no derivative instruments that contain credit-risk related contingent features.

5.	Stock-Based Compensation

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

The Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) and $0.2 million pre-tax ($0.1 million after tax) during the three months ended March 31, 2009 and 2008, respectively, related to the Company’s portion of OGE Energy’s share-based payments.

During the three months ended March 31, 2009, OGE Energy awarded 299,453 performance units based on total shareholder return (“TSR”) and 99,818 performance units based on earnings per share (“EPS”) with a grant date fair value under SFAS No. 123 (Revised), “Share-Based Payment,” of $23.93 and $20.02, respectively, to certain employees of OGE Energy and its subsidiaries, of which 61,718 performance units based on TSR and 20,572 performance units based on EPS were awarded to certain employees of the Company. Also, during the three months ended March 31, 2009, OGE Energy converted 171,670 performance units based on a payout ratio of 135.31 percent of the target number of performance units granted in February 2006, of which 39,548 performance units related to the Company’s employees.

OGE Energy issues new shares to satisfy stock option exercises and payouts of earned performance units. During the three months ended March 31, 2009, there were 162,748 shares of new common stock issued pursuant to OGE Energy’s Plans related to exercised stock options and payouts of earned performance units, of which 33,371 related to the Company’s employees.

6.	Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income balance at March 31, 2009 or December 31, 2008.

7.	Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for years before 2005. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its Federal investment tax credits on a ratable basis throughout the year. This ratable amortization results in a larger percentage reconciling item related to these credits during the first quarter when the Company historically experiences decreased book income. In addition, the Company earns both Federal and Oklahoma state tax credits associated with the production from its 120 megawatt (“MW”) wind farm in northwestern Oklahoma that further reduce the Company’s effective tax rate.

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

8.	Long-Term Debt

At March 31, 2009, the Company was in compliance with all of its debt agreements.

The Company has three series of variable-rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
0.70% - 1.00%	Garfield Industrial Authority, January 1, 2025	$47.0
0.54% - 0.74%	Muskogee Industrial Authority, January 1, 2025	32.4
0.55% - 0.75%	Muskogee Industrial Authority, June 1, 2027	55.9
Total (redeemable during next 12 months)		$135.3

All of these Bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the Bond by delivering an irrevocable notice to the tender agent stating the principal amount of the Bond, payment instructions for the purchase price and the business day the Bond is to be purchased. The repayment option may only be exercised by the holder of a Bond for the principal amount. When a tender notice has been received by the trustee, a third party remarketing agent for the Bonds will attempt to remarket any Bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of Bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds except as discussed below. If the remarketing agent is unable to remarket any such Bonds, the Company is obligated to repurchase such unremarketed Bonds. The Company believes that it has sufficient liquidity to meet these obligations.

In September 2008, the Company received a request for repayment of approximately $0.1 million of principal related to a portion of the Company’s Muskogee Industrial Authority variable-rate bonds, due June 1, 2027. In September 2008, approximately $0.1 million of principal and accrued interest were paid to the bondholder.

9.	Short-Term Debt

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by loans under short-term bank facilities. The short-term debt balance was approximately $53.5 million at March 31, 2009. There was no short-term debt outstanding at December 31, 2008. Also, at March 31, 2009 and December 31, 2008, the Company had approximately $36.4 million and $17.6 million, respectively, in outstanding advances from OGE Energy. The following table provides information regarding OGE Energy’s and the Company’s revolving credit agreements and available cash at March 31, 2009.

Revolving Credit Agreements and Available Cash (In millions)
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate	Maturity
OGE Energy (B)	$596.0	$298.0	0.80% (D)	December 6, 2012
The Company (C)	389.0	53.5	0.68% (D)	December 6, 2012
	985.0	351.5	0.78%
Cash	57.2	N/A	N/A	N/A
Total	$1,042.2	$351.5	0.78%

(A) Includes direct borrowings and letters of credit at March 31, 2009.

(B) This bank facility is available to back up OGE Energy’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At March 31, 2009, there was approximately $298.0 million in outstanding borrowings under this revolving credit agreement. There were no outstanding commercial paper borrowings at March 31, 2009.

(C) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At March 31, 2009, the Company had approximately $53.5 million in outstanding borrowings under this revolving credit agreement and approximately $0.3 million supporting letters of credit. There were no outstanding commercial paper borrowings at March 31, 2009.

(D) Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements.

OGE Energy’s and the Company’s ability to access the commercial paper market has been adversely impacted by the market turmoil that began in September 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and the Company utilized borrowings under their revolving credit agreements, which generally bear a higher interest rate and a minimum 30-day maturity compared to commercial paper, which has historically been available at lower interest rates and on a daily basis. However, in late 2008, OGE Energy’s and the Company’s revolving credit borrowings had a lower interest rate than commercial paper due to disruptions in the credit markets. In December 2008, the Company repaid the outstanding borrowings under its revolving credit agreement with a portion of the proceeds received from the issuance of long-term debt in December. By March 2009, overnight to two-week commercial paper interest rates had decreased, and as a result, in April 2009 the Company repaid its outstanding borrowings under its revolving credit agreement and began utilizing the commercial paper market. OGE Energy expects to gradually repay its outstanding borrowings under its revolving credit agreement. Also, OGE Energy began utilizing the commercial paper market in April 2009.

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

10.	Retirement Plans and Postretirement Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” which required an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The requirement to initially recognize the funded status of the defined benefit postretirement plan and the disclosure requirements were effective for the year ended December 31, 2006 for the Company. Also, as part of SFAS No. 158, an employer is required to measure the fair value of the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations at fair value in accordance with SFAS No. 157 as of the date of the employer’s fiscal year-end statement of financial position was effective for fiscal years ending after December 15, 2008. The Company adopted this additional provision of SFAS No. 158 effective December 31, 2008 which had no impact to the Company as its measurement date and its fiscal year-end statement of financial position were the same.

The details of net periodic benefit cost of the pension plan, the restoration of retirement income plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

  Net Periodic Benefit Cost

			Restoration of Retirement
	Pension Plan		Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2009	2008		2009		2008
Service cost	$2.9	$3.1	$	---	$	---
Interest cost	6.2	6.2		---		---
Return on plan assets	(6.6)	(8.6)		---		---
Amortization of net loss	4.6	1.9		---		---
Amortization of unrecognized prior service cost	0.2	0.3		0.1		0.1
Net periodic benefit cost (A)	$7.3	$2.9		$0.1		$0.1

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2009	2008
Service cost	$0.5	$0.6
Interest cost	2.9	2.8
Return on plan assets	(1.6)	(1.6)
Amortization of transition obligation	0.7	0.6
Amortization of net loss	1.0	0.9
Amortization of unrecognized prior service cost	0.2	0.4
Net periodic benefit cost (A)	$3.7	$3.7

(A)  In addition to the $7.4 million and $3.0 million in SFAS No. 87, “Employer’s Accounting for Pensions,” net periodic benefit cost recognized during the three months ended March 31, 2009 and 2008, respectively, the Company also recognized a gain of approximately $1.1 million and an expense of approximately $2.5 million, respectively, to maintain the allowable amount to be recovered for pension expense identified as Deferred Pension Plan Expenses (see Note 1).

Pension Plan Funding

OGE Energy previously disclosed in its 2008 Form 10-K that it may contribute up to $50 million to its pension plan during 2009, of which approximately $47 million is expected to be the Company’s portion. In April 2009, OGE Energy contributed approximately $20 million to its pension plan, of which approximately $18.8 million was the Company’s portion. OGE Energy currently expects to contribute an additional $30 million to its pension plan during the remainder of 2009. Any expected contributions to the pension plan during 2009 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

11.	Commitments and Contingencies

Except as set forth below and in Note 12, the circumstances set forth in Notes 13 and 14 to the Company’s Financial Statements included in the Company’s 2008 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Railcar Lease Agreement

At December 31, 2008, the Company had a noncancellable operating lease with purchase options, covering 1,464 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units. Rental payments are charged to Fuel Expense and are recovered through the Company’s tariffs and fuel adjustment clauses. At the end of the lease term, which is January 31, 2011, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If the Company chooses not to purchase the railcars or renew the lease agreement and the actual value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $31.5 million.

On February 10, 2009, the Company executed a short-term lease agreement for 270 railcars in accordance with new coal transportation contracts with BNSF Railway and Union Pacific. These railcars were needed to replace railcars that have been taken out of service or destroyed. The lease agreement expires with respect to 135 railcars on March 5, 2010. The lease agreement with respect to the remaining 135 railcars will expire on November 2, 2009, six months from the date those railcars entered the Company’s service on May 2, 2009.

The Company is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Natural Gas Measurement Case

United States of America ex rel., Jack J. Grynberg v. Enogex Inc., Enogex Services Corporation and the Company. (U.S. District Court for the Western District of Oklahoma, Case No. CIV-97-1010-L.) United States of America ex rel., Jack J. Grynberg v. Transok Inc. et al. (U.S. District Court for the Eastern District of Louisiana, Case No. 97-2089; U.S. District Court for the Western District of Oklahoma, Case No. 97-1009M.). On June 15, 1999, the Company was served with the plaintiff’s complaint, which is a qui tam action under the False Claims Act. Plaintiff Jack J. Grynberg, as individual relator on behalf of the Federal government, alleges:  (a) each of the named defendants have improperly or intentionally mismeasured gas (both volume and British thermal unit content) purchased from Federal and Indian lands which have resulted in the under reporting and underpayment of gas royalties owed to the Federal government; (b) certain provisions generally found in gas purchase contracts are improper; (c) transactions by affiliated companies are not arms-length; (d) excess processing cost deduction; and (e) failure to account for production separated out as a result of gas processing. Grynberg seeks the following damages:  (a) additional royalties which he claims should have been paid to the Federal government, some percentage of which Grynberg, as relator, may be entitled to recover; (b) treble damages; (c) civil penalties; (d) an order requiring defendants to measure the way Grynberg contends is the better way to do so; and (e) interest, costs and attorneys’ fees.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s district court appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006. The defendants filed motions for attorneys’ fees and other legal costs on various bases. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. On November 15, 2006, Grynberg filed appeals with the Tenth Circuit Court of Appeals. Briefing on the Tenth Circuit appeals was completed by Grynberg and defendants and oral arguments were made to the Tenth Circuit Court on September 25, 2008. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the October 2006 order of the District Court of Wyoming dismissing the complaints against all gas defendants, including all Company and Enogex parties. On April 14, 2009, Grynberg filed a petition for rehearing in the Tenth Circuit Court of Appeals. By order dated May 4, 2009, the Tenth Circuit Court denied Grynberg’s request for rehearing. The Company continues to vigorously defend this action and is optimistic that with the affirmation of the ruling in the defendants’ favor by the Tenth Circuit Court this case will end, or will ultimately be upheld in any further appeals;

however the Company is unable to predict with certainty the timing and outcome of a further appeal nor estimate the amount or range of potential loss to the Company if the outcome of the appeal is unfavorable.

Franchise Fee Lawsuit

On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  The Company’s motion for summary judgment was denied by the trial judge.  The Company filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorized the Company to collect the challenged franchise fee charges. A procedural schedule and notice requirements for the matter were established by the OCC on December 4, 2008.   On March 10, 2009, the Attorney General, the Company, the Company Shareholders Association and the Staff of the Public Utility Division of the OCC all filed briefs arguing that the application should be dismissed. A hearing on the motions to dismiss was held on March 26, 2009. The administrative law judge (“ALJ”) took this matter under advisement.  The Company believes that this case is without merit.

Environmental Laws and Regulations

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers.  On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit Court vacated the rule. Various petitions and appeals related to this decision were made, including a petition from the Utility Air Regulatory Group (“UARG”). On February 6, 2009, the EPA filed a motion to dismiss their earlier request for the U.S. Supreme Court to review the February 8, 2008 decision. Also, on February 23, 2009, the U.S. Supreme Court denied the UARG petition. Therefore, the EPA has stated that it intends to draft mercury rules under the Federal Clean Air Act.  Any costs associated with future mercury regulations are uncertain at this time but are expected to be significant.  Because of the uncertainty caused by the litigation regarding the CAMR, the promulgation of an Oklahoma rule that would have applied to existing facilities has also been delayed. The Company will continue to participate in the state rule making process.

Oklahoma and Arkansas have not, at this time, established any mandatory programs to regulate carbon dioxide and other greenhouse gases.  However, government officials in these states have declared support for state and Federal action on climate change issues.  On March 10, 2009, the EPA proposed the first comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States. The new reporting requirements would apply to suppliers of fossil fuel and industrial chemicals, manufacturers of motor vehicles and engines, as well as large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain Company facilities. The outcome of this regulation is uncertain at this time. Compliance with the proposed greenhouse gas regulations could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business.

On April 17, 2009, the EPA issued a proposed endangerment finding that greenhouse gases contribute to air pollution that may endanger public health or welfare.  The proposed finding identified six greenhouse gases that pose a potential threat: carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride.  The finding now enters the public comment period, which is the next step in the deliberative process the EPA must undertake before issuing final findings. Before taking any steps to propose regulations to reduce greenhouse gases under the Federal Clean Air Act, the EPA would conduct a regulatory process and consider stakeholder input.  Notwithstanding this regulatory process, both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy. Compliance with any new regulations regarding the reduction of greenhouse gases could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business.

Water

The Company filed an Oklahoma Pollutant Discharge Elimination (“OPDES”) permit renewal application with the state of Oklahoma on August 4, 2008 for its Seminole generating station and received a draft permit for review on January 9,

2009. The Company provided comments on the draft permit and will provide additional comments during the public comment period. In addition, the Company filed OPDES permit renewal applications for its Muskogee and Mustang generating stations on March 4, 2009 and April 3, 2009, respectively.

Section 316(b) of the Clean Water Act requires that the locations, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. On January 25, 2007, a Federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA. On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. In September 2007, the state of Oklahoma required a comprehensive demonstration study be submitted by January 7, 2008 for each affected facility. On January 7, 2008, the Company submitted the requested studies for facilities. Additionally, on April 14, 2008, the U.S. Supreme Court granted writs of certiorari to review the question of whether the Section 316(b) rules authorize the EPA to compare costs with benefits in determining the best technology available for minimizing “adverse environmental impact” at cooling water intake structures. On April 1, 2009, the U.S. Supreme Court held that the EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations under Section 316(b) of the Clean Water Act. As a result of the Supreme Court’s decision, the need for additional capital and/or increased operating costs associated with cooling water intake structures at the Company’s generating facilities may be reduced.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies. When appropriate, management consults with legal counsel and other appropriate experts to assess the claim. If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements. Except as otherwise stated above, in Note 12 below, in Item 1 of Part II of this Form 10-Q, in Notes 13 and 14 of Notes to the Company’s Financial Statements included in the Company’s 2008 Form 10-K and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 14 to the Company’s Financial Statements included in the Company’s 2008 Form 10-K appropriately represent, in all material respects, the current status of any regulatory matters.

Pending Regulatory Matters

FERC Formula Rate Filing

On November 30, 2007, the Company made a filing at the FERC to increase its transmission rates to wholesale customers moving electricity on the Company’s transmission lines. Interventions and protests were due by December 21, 2007. While several parties filed motions to intervene in the docket, only the Oklahoma Municipal Power Authority (“OMPA”) filed a protest to the contents of the Company’s filing. The Company filed an answer to the OMPA’s protest on January 7, 2008. On January 31, 2008, the FERC issued an order (i) conditionally accepting the rates; (ii) suspending the effectiveness of such rates for five months, to be effective July 1, 2008, subject to refund; (iii) establishing hearing and settlement judge procedures; and (iv) directing the Company to make a compliance filing. In July 2008, rates were implemented in an annual increase of approximately $2.4 million, subject to refund. Several settlement conferences have been held in this matter.  On April 24, 2009, the Company and the OMPA filed a settlement agreement with the FERC containing certain revisions to the formula template and protocols for conducting annual updates of wholesale transmission rates. If approved by the FERC, the settlement agreement will resolve all issues in the pending formula rate proceeding.  The proposed settlement provides for a $1.3 million increase in revenues from the Company’s transmission customers compared to the $2.4 million increase in revenues previously implemented in July 2008. Comments on the settlement agreement were filed on May 4, 2009, and the settlement was supported by the FERC Staff and was not opposed by any other party in this matter.  A group of non-parties, however, filed comments contesting the settlement agreement.  The Company expects to submit reply comments on May 11, 2009, asserting that the comments of non-parties should be disregarded and that the settlement agreement should be approved without modification or condition.  If the judge in this matter deems the settlement agreement uncontested, the Company and the SPP expect to make a joint filing with the FERC in mid-May to implement the settlement agreement on an interim basis effective as of May 1, 2009 pending formal action on the settlement agreement by the FERC. Assuming the interim implementation of the settlement agreement, the Company expects to refund any over collections to its transmission customers beginning in 2010. It is not yet known what action the FERC will take on the pending settlement agreement.

Arkansas Rate Case Filing

On August 29, 2008, the Company filed with the APSC an application for an annual rate increase of approximately $26.4 million to recover, among other things, costs for investments including the 1,230 MW natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”) and improvements in its system of power lines, substations and related equipment to ensure that the Company can reliably meet growing customer demand for electricity, and a return on equity of 12.25 percent. In January 2009, the APSC Staff recommended a $12.0 million rate increase based on a 10.5 percent return on equity. The Arkansas Attorney General’s consultant recommended a return on equity at the current authorized level of 10.0 percent and stated that his analysis identified at least $10.9 million in reductions to the Company’s rate increase request. On March 18, 2009, the Company, the APSC Staff and the Arkansas Attorney General filed a settlement agreement in this matter calling for a general rate increase of approximately $13.6 million. This settlement agreement also allows implementation of the Company’s “time-of-use” tariff which allows participating customers to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity is lowest. A hearing on the settlement agreement was held on April 8, 2009, at which time the settlement agreement was unopposed by all parties in this matter, and a public hearing was held on April 30, 2009. If the settlement agreement is approved by the APSC, new electric rates would likely be implemented on or before July 2009.

2008 Arkansas Storm Cost Filing

On October 30, 2008, the Company filed an application with the APSC requesting authority to defer its 2008 storm costs that exceed the amount recovered in base rates. The application also requested the APSC to provide for recovery of the deferred 2008 storm costs in the Company’s pending rate case. On December 19, 2008, the APSC issued an order authorizing the Company to defer approximately $0.6 million in 2008 for incremental storm costs in excess of the amount included in the Company’s rates. The Company was also authorized to seek recovery in its pending rate case but was not guaranteed recovery. As discussed above, on March 18, 2009, the Company, the APSC Staff and the Arkansas Attorney General reached a settlement agreement in the Company’s Arkansas rate case. This settlement includes recovery of these storm costs.

2009 Oklahoma Rate Case Filing

On February 27, 2009, the Company filed its rate case with the OCC requesting a rate increase of approximately $110 million. The case is expected to proceed through the first half of 2009. If an increase is approved by the OCC, new electric rates would likely be implemented in September 2009. A procedural schedule was established on April 29, 2009 with the hearing on the Company’s rate case scheduled to begin on July 22, 2009.

System Hardening Filing

In December 2007, a major ice storm affected the Company’s service territory which resulted in a large number of customer outages. The OCC requested its Staff to review and determine if a rulemaking was warranted. The OCC Staff issued numerous data requests and is in the process of determining if other regulatory jurisdictions have policies or rules requiring that electric transmission and distribution lines be placed underground. The OCC Staff also surveyed customers. On June 30, 2008, the OCC Staff submitted a report entitled, “Inquiry into Undergrounding Electric Facilities in the State of Oklahoma.” The Company formed a plan to place facilities underground (sometimes referred to as system hardening) with capital expenditures of approximately $115 million over five years for underground facilities, as well as $10 million annually for enhanced vegetation management. On December 2, 2008, the Company filed an application with the OCC requesting approval of its proposed system hardening plan with a recovery rider. On March 20, 2009, all parties to this case signed a settlement agreement recommending a three-year plan that includes up to $35.3 million in capital expenditures and approximately $33.2 million in operating expenses for aggressive vegetation management and a recovery rider. At the hearing on March 27, 2009, the ALJ recommended approval of the settlement agreement. The Company expects to receive an order from the OCC in the second quarter of 2009, with a targeted implementation date for the program and rider early in the third quarter of 2009.

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2007

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year.  In September 2008, the OCC Staff filed an application for a prudence review of the Company’s 2007 fuel adjustment clause.  The Company is required to provide minimum filing requirements (“MFR”) within 60 days of the application; however, the Company requested and was granted an extension to file the MFRs by January 16, 2009, on which date the MFRs were submitted by the Company. A procedural schedule was established on April 24, 2009 with a hearing scheduled to begin on August 13, 2009.

Security Enhancements

On January 15, 2009, the Company filed an application with the OCC to amend its security plan. The Company is seeking approval of new security projects and cost recovery through the previously authorized security rider. The annual revenue requirement is approximately $0.9 million. On March 20, 2009, the OCC Staff filed testimony recommending approval of the amended security plan. On April 7, 2009 a settlement agreement was filed that incorporated the Company’s requested relief. At the hearing on April 9, 2009, the ALJ recommended approval of the settlement agreement. The Company expects to receive an order from the OCC in the second quarter of 2009.

Proposed Wind Power Project

The Company signed contracts on July 31, 2008 for approximately 101 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the future OU Spirit wind project in western Oklahoma (“OU Spirit”). The Company will seek regulatory recovery from the OCC and plans to have this project in-service by the end of 2009 or early 2010. Capital expenditures associated with this project are expected to be approximately $260 million.

In connection with OU Spirit, in January 2008, the Company filed with the Southwest Power Pool (“SPP”) for a Large Generator Interconnection Agreement (“LGIA”) for this project.  Since January 2008, the SPP has been studying this requested interconnection to determine the feasibility of the request, the impact of the interconnection on the SPP transmission system and the facilities needed to accommodate the interconnection.  Given the backlog of interconnection requests at the SPP, there has been significant delay in completing the study process and in the Company receiving a final LGIA.  The Company is working with the SPP to expedite the study process with a goal of executing a final or interim LGIA prior to the in-service date of OU Spirit.

In connection with OU Spirit and to support the continued development of Oklahoma’s wind resources, on April 1, 2009, the Company announced a $3.75 million project with the Oklahoma Department of Wildlife Conservation to help provide a habitat for the lesser prairie chicken, which ranks as one of Oklahoma’s more imperiled species. Through its efforts, the Company hopes to help offset the effect of wind farm development on the lesser prairie chicken and help ensure that the bird does not reach endangered status, which would significantly limit the ability to develop Oklahoma’s wind potential.

Southwest Power Pool Transmission/ Substation Projects

In 2007, the SPP notified the Company to construct approximately 44 miles of new 345 kilovolt (“kV”)  transmission line which will originate at the existing Company Sooner 345 kV substation and proceed generally in a northerly direction to the Oklahoma/Kansas Stateline (referred to as the Sooner-Rose Hill project). At the Oklahoma/Kansas Stateline, the line will connect to the companion line being constructed in Kansas by Westar Energy. The line is estimated to be in service by December 2011. The Company’s estimated cost for its portion of the transmission line is approximately $66 million.

In January 2009, the Company received notification from the SPP to begin construction on approximately 50 miles of new 345 kV transmission line and substation upgrades at the Company’s Sunnyside substation, among other projects. In April 2009, Western Farmers Electric Cooperative (“WFEC”) assigned to the Company the construction of 50 miles of line designated by the SPP to be built by the WFEC.  The new line will extend from the Company’s Sunnyside substation near Ardmore, Oklahoma, approximately 100 miles to the Hugo substation owned by the WFEC near Hugo, Oklahoma.  The Company’s portion of the line and substation improvements is estimated to cost approximately $127 million. The Company intends to begin preliminary line routing and acquisition of rights-of-way in mid-2009.  When construction is completed, which is expected in April 2012, the SPP will allocate a portion of the annual revenue requirement to the Company customers according to the base-plan funding mechanism as provided in the SPP tariff for application to such improvements.

On April 28, 2009, the SPP approved a set of 345 kV projects referred to as “Balanced Portfolio 3E”. Balanced Portfolio 3E includes four projects to be built by the Company and includes: (i) construction of approximately 72 miles of transmission line from the Company’s Woodward District Extra High Voltage substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at a cost of approximately $75 million for the Company, (ii) construction of approximately 120 miles of transmission line from the Company’s Seminole substation in a northeastern direction to the Company’s Muskogee substation at a cost of approximately $131 million for the Company, (iii) construction of approximately 38 miles of transmission line from the Company’s Sooner substation in an eastern direction to the Grand River Dam Authority Cleveland substation at an estimated cost of approximately $33 million for the Company and (iv) construction of a new substation near Anadarko which is expected to consist of a 345/138 kV transformer and substation breakers and will be built in the Company’s portion of the Cimarron-Lawton East Side 345 kV line at an estimated cost of approximately $8 million for the Company. All of the Balanced Portfolio 3E projects are expected to be in service by June 2013. The capital expenditures related to the Balanced Portfolio 3E projects are presented in the summary of capital expenditures for growth opportunities in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

National Legislative Initiatives

In February 2009, the President signed into law the American Recovery and Reinvestment Act of 2009. Several provisions of this law relate to issues of direct interest to the Company including, in particular, financial incentives to develop smart grid technology, transmission infrastructure and renewable energy. While the Company has not made an application at this time for any of the incentives provided in this law, the Company is exploring the criteria, the need and the mechanisms for applying for various grants, tax credits or loan guarantees that pertain to these areas of direct interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Oklahoma Gas and Electric Company (the “Company”) generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company’s operations are subject to regulation by the Oklahoma Corporation Commission (“OCC”), the Arkansas Public Service Commission (“APSC”) and the Federal Energy Regulatory Commission (“FERC”). The Company is a wholly-owned subsidiary of OGE Energy Corp. (“OGE Energy”) which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. The Company was incorporated in 1902 under the laws of the Oklahoma Territory. The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area. The Company sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Summary of Operating Results

Quarter Ended March 31, 2009 as Compared to Quarter Ended March 31, 2008

The Company reported net income of approximately $1.3 million during the three months ended March 31, 2009, as compared to a net loss of approximately $11.3 million during the same period in 2008, primarily due to a higher gross margin on revenues (“gross margin”), lower operation and maintenance expenses and a higher allowance for equity funds used during construction partially offset by higher depreciation and amortization expense, higher interest expense and a lower income tax benefit.

Recent Developments and Regulatory Matters

Changes in Capital and Credit Markets

As a result of volatile conditions in global capital markets, general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the Federal Reserve, the Department of the Treasury, the United States Congress and the President of the United States. As explained in more detail below, OGE Energy and the Company historically have maintained access to short-term liquidity through the commercial paper market and utilization of direct borrowings on certain committed credit agreements, although the ability to access the commercial paper market has been more limited in recent months. By March 2009, the commercial paper market became more accessible and, therefore, in April 2009 OGE Energy and the Company began utilizing the commercial paper market.

The volatility in global capital markets has lead to a reduction in the current value of long-term investments held in OGE Energy’s pension trust and postretirement benefit plan trusts. The decline in asset value for the plans, if it continues for any length of time, could require additional future funding requirements.

Arkansas Rate Case Filing

On August 29, 2008, the Company filed with the APSC an application for an annual rate increase of approximately $26.4 million to recover, among other things, costs for investments including the 1,230 megawatt (“MW”) natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”) and improvements in its system of power lines, substations and related equipment to ensure that the Company can reliably meet growing customer demand for electricity, and a return on equity of 12.25 percent. In January 2009, the APSC Staff recommended a $12.0 million rate increase based on a 10.5 percent return on equity. The Arkansas Attorney General’s consultant recommended a return on equity at the current authorized level of 10.0 percent and stated that his analysis identified at least $10.9 million in reductions to the Company’s rate increase request. On March 18, 2009, the Company, the APSC Staff and the Arkansas Attorney General filed a settlement agreement in this matter calling for a general rate increase of approximately $13.6 million. This settlement agreement also allows implementation of the Company’s “time-of-use” tariff which allows participating customers to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity is lowest. A hearing on the settlement agreement was held on April 8, 2009, at which time the settlement agreement was unopposed by all parties in this matter, and a public hearing was held on April 30, 2009. If the settlement agreement is approved by the APSC, new electric rates would likely be implemented on or before July 2009.

2008 Arkansas Storm Cost Filing

On October 30, 2008, the Company filed an application with the APSC requesting authority to defer its 2008 storm costs that exceed the amount recovered in base rates. The application also requested the APSC to provide for recovery of the deferred 2008 storm costs in the Company’s pending rate case. On December 19, 2008, the APSC issued an order authorizing the Company to defer approximately $0.6 million in 2008 for incremental storm costs in excess of the amount included in the Company’s rates. The Company was also authorized to seek recovery in its pending rate case but was not guaranteed recovery. As discussed above, on March 18, 2009, the Company, the APSC Staff and the Arkansas Attorney General reached a settlement agreement in the Company’s Arkansas rate case. This settlement includes recovery of these storm costs.

2009 Oklahoma Rate Case Filing

On February 27, 2009, the Company filed its rate case with the OCC requesting a rate increase of approximately $110 million. The case is expected to proceed through the first half of 2009. If an increase is approved by the OCC, new electric rates would likely be implemented in September 2009. A procedural schedule was established on April 29, 2009 with the hearing on the Company’s rate case scheduled to begin on July 22, 2009.

System Hardening Filing

In December 2007, a major ice storm affected the Company’s service territory which resulted in a large number of customer outages. The OCC requested its Staff to review and determine if a rulemaking was warranted. The OCC Staff issued numerous data requests and is in the process of determining if other regulatory jurisdictions have policies or rules requiring that electric transmission and distribution lines be placed underground. The OCC Staff also surveyed customers. On June 30, 2008, the OCC Staff submitted a report entitled, “Inquiry into Undergrounding Electric Facilities in the State of Oklahoma.” The Company formed a plan to place facilities underground (sometimes referred to as system hardening) with capital expenditures of approximately $115 million over five years for underground facilities, as well as $10 million annually for enhanced vegetation management. On December 2, 2008, the Company filed an application with the OCC requesting approval of its proposed system hardening plan with a recovery rider. On March 20, 2009, all parties to this case signed a settlement agreement recommending a three-year plan that includes up to $35.3 million in capital expenditures and approximately $33.2 million in operating expenses for aggressive vegetation management and a recovery rider. At the hearing on March 27, 2009, the administrative law judge recommended approval of the settlement agreement. The Company expects to receive an order from the OCC in the second quarter of 2009, with a targeted implementation date for the program and rider early in the third quarter of 2009.

Proposed Wind Power Project

The Company signed contracts on July 31, 2008 for approximately 101 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the future OU Spirit wind project in western Oklahoma (“OU Spirit”). The Company will seek regulatory recovery from the OCC and plans to have this project in-service by the end of 2009 or early 2010. Capital expenditures associated with this project are expected to be approximately $260 million.

In connection with OU Spirit, in January 2008, the Company filed with the Southwest Power Pool (“SPP”)  for a Large Generator Interconnection Agreement (“LGIA”) for this project.  Since January 2008, the SPP has been studying this requested interconnection to determine the feasibility of the request, the impact of the interconnection on the SPP transmission system and the facilities needed to accommodate the interconnection.  Given the backlog of interconnection requests at the SPP, there has been significant delay in completing the study process and in the Company receiving a final LGIA.  The Company is working with the SPP to expedite the study process with a goal of executing a final or interim LGIA prior to the in-service date of OU Spirit.

In connection with OU Spirit and to support the continued development of Oklahoma’s wind resources, on April 1, 2009, the Company announced a $3.75 million project with the Oklahoma Department of Wildlife Conservation to help provide a habitat for the lesser prairie chicken, which ranks as one of Oklahoma’s more imperiled species. Through its efforts, the Company hopes to help offset the effect of wind farm development on the lesser prairie chicken and help ensure that the bird does not reach endangered status, which would significantly limit the ability to develop Oklahoma’s wind potential.

2009 Outlook

OGE Energy’s 2009 earnings guidance includes $177 million to $191 million of net income for the Company. See “2009 Outlook” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) for a description of the key factors and assumptions underlying this guidance. Management will monitor its assumptions throughout the year and will seek to take appropriate actions to offset any adverse change in its assumptions.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three months ended March 31, 2009 as compared to the same period in 2008 and the Company’s financial position at March 31, 2009. Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2009	2008
Operating income (loss)	$18.8	$(0.7)
Net income (loss)	$1.3	$(11.3)

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Operations as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008
Operating revenues	$336.7	$386.4
Cost of goods sold	171.0	240.6
Gross margin on revenues	165.7	145.8
Other operation and maintenance	85.3	94.3
Depreciation and amortization	45.5	36.3
Taxes other than income	16.1	15.9
Operating income (loss)	18.8	(0.7)
Interest income	0.5	0.3
Allowance for equity funds used during construction	1.3	---
Other income	4.6	2.3
Other expense	0.5	0.7
Interest expense	24.3	19.5
Income tax benefit	0.9	7.0
Net income (loss)	$1.3	$(11.3)
Operating revenues by classification
Residential	$136.3	$146.4
Commercial	79.4	89.4
Industrial	32.8	46.6
Oilfield	28.9	32.6
Public authorities and street light	31.5	36.1
Sales for resale	12.7	15.3
Provision for rate refund	(0.2)	---
System sales revenues	321.4	366.4
Off-system sales revenues	5.9	12.3
Other	9.4	7.7
Total operating revenues	$336.7	$386.4
MWH (A) sales by classification (in millions)
Residential	2.0	2.2
Commercial	1.4	1.4
Industrial	0.9	1.0
Oilfield	0.7	0.7
Public authorities and street light	0.6	0.6
Sales for resale	0.3	0.4
System sales	5.9	6.3
Off-system sales	0.2	0.2
Total sales	6.1	6.5
Number of customers	771,909	765,165
Average cost of energy per KWH (B) – cents
Natural gas	3.793	7.598
Coal	1.544	1.074
Total fuel	2.226	3.118
Total fuel and purchased power	2.575	3.440
Degree days (C)
Heating - Actual	1,675	1,814
Heating - Normal	1,963	1,982
Cooling - Actual	23	12
Cooling - Normal	8	9
(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Quarter Ended March 31, 2009 as Compared to Quarter Ended March 31, 2008

Operating Income

The Company’s operating income increased approximately $19.5 million during the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to a higher gross margin and lower operation and maintenance expenses partially offset by higher depreciation and amortization expense.

Gross Margin

Gross margin was approximately $165.7 million during the three months ended March 31, 2009 as compared to approximately $145.8 million during the same period in 2008, an increase of approximately $19.9 million, or 13.6 percent. The gross margin increased primarily due to:

•	new revenues from the Redbud Facility rider and the storm cost recovery rider, which increased the gross margin by approximately $19.3 million;
•	increased price variance due to sales and customer mix, which increased the gross margin by approximately $5.6 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $1.7 million; and
•	increased transmission revenues due to higher transmission volumes and increased rates due to the FERC formula rate tariff filing, which increased the gross margin by approximately $1.7 million.

These increases in gross margin were partially offset by:

•

milder weather in the Company’s service territory, resulting in an approximate eight percent decrease in heating degree days compared to the same period in 2008, which decreased the gross margin by approximately $5.9 million; and

•	decreased demand and related revenues by non-residential customers in the Company’s service territory, which decreased the gross margin by approximately $2.0 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $130.4 million during the three months ended March 31, 2009 as compared to approximately $186.6 million during the same period in 2008, a decrease of approximately $56.2 million, or 30.1 percent, primarily due to lower natural gas prices. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were approximately $40.1 million during the three months ended March 31, 2009 as compared to approximately $53.8 million during the same period in 2008, a decrease of approximately $13.7 million, or 25.5 percent, primarily due to lower purchases within the SPP energy imbalance market.

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

Operating Expenses

Other operation and maintenance expenses were approximately $85.3 million during the three months ended March 31, 2009 as compared to approximately $94.3 million during the same period in 2008, a decrease of approximately $9.0 million, or 9.5 percent. The decrease in other operation and maintenance expenses was primarily due to:

•

a decrease of approximately $9.5 million due to a correction of the over-capitalization of certain payroll, benefits, other employee related costs and overhead costs in previous years in March 2008, as discussed in Note 2 of Notes to Condensed Financial Statements;

•	a decrease of approximately $2.6 million in contract technical and construction services attributable to an overhaul at one of the Company’s power plants during the first quarter of 2008;
•	a decrease of approximately $1.7 million in allocations from OGE Energy primarily due to lower professional services in the first quarter of 2009 as compared to the same period in 2008; and
•	a decrease of approximately $0.9 million in professional services expense primarily due to lower legal expenses in the first quarter of 2009 as compared to the same period in 2008.

These decreases in other operation and maintenance expenses were partially offset by:

•	an increase of approximately $2.0 million in salaries and wages expense primarily due to hiring additional employees to support the Company’s operations as well as salary increases in 2009;
•	an increase of approximately $1.4 million due to increased bad debt expense;
•	an increase of approximately $1.1 million in medical and dental expenses and an increase of approximately $0.9 million in pension expenses; and
•	an increase of approximately $1.0 million due to increased spending on vegetation management.

Depreciation and amortization expense was approximately $45.5 million during the three months ended March 31, 2009 as compared to approximately $36.3 million during the same period in 2008, an increase of approximately $9.2 million, or 25.3 percent, primarily due to additional assets, including the Redbud Facility, being placed into service after the first quarter of 2008 and amortization of the Oklahoma storm costs that are currently recorded as a regulatory asset (see Note 1 of Notes to Condensed Financial Statements).

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction (“AEFUDC”) was approximately $1.3 million during the three months ended March 31, 2009. There was no AEFUDC during the same period in 2008. The increase in AEFUDC was primarily due to construction costs associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company that exceeded the average daily short-term borrowings.

Other Income. Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $4.6 million during the three months ended March 31, 2009 as compared to approximately $2.3 million during the same period in 2008, an increase of approximately $2.3 million, or 100.0 percent. Approximately $1.6 million of the increase in other income was due to more customers participating in the guaranteed flat bill program, along with milder weather in 2009, and approximately $0.9 million of the increase in other income related to the benefit associated with the tax gross-up of AEFUDC.

Interest Expense. Interest expense was approximately $24.3 million during the three months ended March 31, 2009 as compared to approximately $19.5 million during the same period in 2008, an increase of approximately $4.8 million, or 24.6 percent. The increase in interest expense was primarily due to an increase of approximately $9.6 million in interest expense related to the issuances of long-term debt in 2008. This increase in interest expense was partially offset by:

•	a decrease of approximately $2.4 million due to the settlement of treasury lock agreements the Company entered into related to the issuance of long-term debt by the Company in January 2008; and
•

a decrease of approximately $1.6 million related to interest on short-term debt primarily due to lower short-term borrowings due to the issuance of long-term debt by the Company in 2008, of which a portion of the proceeds were used to repay outstanding short-term borrowings.

Income Tax Benefit. Income tax benefit was approximately $0.9 million during the three months ended March 31, 2009 as compared to approximately $7.0 million during the same period in 2008, a decrease of approximately $6.1 million, or 87.1 percent. The income tax benefit decreased primarily due to higher pre-tax income in the first quarter of 2009 as compared to a pre-tax loss during the same period in 2008 partially offset by an increase in Federal renewable energy credits and investment tax credits in the first quarter of 2009 as compared to the same period in 2008.

Financial Condition

The balance of Accounts Receivable was approximately $148.6 million and $172.2 million at March 31, 2009 and December 31, 2008, respectively, a decrease of approximately $23.6 million, or 13.7 percent, primarily due to a decrease in the Company’s billings to its customers reflecting milder weather in March 2009 as compared to December 2008.

The balance of Fuel Inventories was approximately $81.3 million and $56.6 million at March 31, 2009 and December 31, 2008, respectively, an increase of approximately $24.7 million, or 43.6 percent, primarily due to an increased balance in coal inventory in anticipation of higher usage in the summer months.

The balance of Fuel Clause Under Recoveries was approximately $24.0 million at December 31, 2008 with no balance at March 31, 2009, primarily due to the fact that the amount billed to retail customers at March 31, 2009 was higher than the Company’s cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.

The balance of Construction Work in Progress was approximately $258.1 million and $169.1 million at March 31, 2009 and December 31, 2008, respectively, an increase of approximately $89.0 million, or 52.6 percent, primarily due to costs associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company.

The balance of Short-Term Debt was approximately $53.5 million at March 31, 2009 with no balance at December 31, 2008, primarily due to increased borrowings under the Company’s revolving credit agreement to fund new construction projects associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company.

The balance of Advances From Parent was approximately $36.4 million and $17.6 million at March 31, 2009 and December 31, 2008, respectively, an increase of approximately $18.8 million, primarily due to advances from OGE Energy to fund new construction projects associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company.

The balance of Fuel Clause Over Recoveries was approximately $73.0 million and $8.6 million at March 31, 2009 and December 31, 2009, respectively, an increase of approximately $64.4 million, primarily due to the fact that the amount billed to retail customers at March 31, 2009 was higher than the Company’s cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.

Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s 2008 Form 10-K.

Railcar Lease Agreement

At December 31, 2008, the Company had a noncancellable operating lease with purchase options, covering 1,464 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units. Rental payments are charged to Fuel Expense and are recovered through the Company’s tariffs and fuel adjustment clauses. At the end of the lease term, which is January 31, 2011, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If the Company chooses not to purchase the railcars or renew the lease agreement and the actual value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $31.5 million.

On February 10, 2009, the Company executed a short-term lease agreement for 270 railcars in accordance with new coal transportation contracts with BNSF Railway and Union Pacific. These railcars were needed to replace railcars that have been taken out of service or destroyed. The lease agreement expires with respect to 135 railcars on March 5, 2010. The lease agreement with respect to the remaining 135 railcars will expire on November 2, 2009, six months from the date those railcars entered the Company’s service on May 2, 2009.

The Company is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Liquidity and Capital Requirements

The Company’s primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities in its electric utility business. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, hedging activities, delays in recovering unconditional fuel purchase obligations, fuel clause under and over recoveries and other general corporate purposes. The Company generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) and permanent financings. See “Future Sources of Financing – Short-Term Debt” for information regarding the Company’s revolving credit agreement and commercial paper.

At March 31, 2009, the Company had approximately $57.2 million of cash and cash equivalents. At March 31, 2009, the Company had approximately $335.2 million of net available liquidity under its revolving credit agreement.

Cash Flows

Three Months Ended March 31(In millions)	2009	2008
Net cash provided from (used in) operating activities	$107.6	$(47.0)
Net cash used in investing activities	(172.6)	(62.1)
Net cash provided from financing activities	71.5	109.1

The increase of approximately $154.6 million in net cash provided from operating activities during the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to higher fuel recoveries during the three months ended March 31, 2009 as compared to the same period in 2008 and payments made by the Company in the first quarter of 2008 related to the December 2007 ice storm. The increase of approximately $110.5 million in net cash used in investing activities during the three months ended March 31, 2009 as compared to the same period in 2008 was related to higher levels of capital expenditures primarily related to OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company. The decrease of approximately $37.6 million in net cash provided from financing activities during the three months ended March 31, 2009 as compared to the same period in 2008 primarily related to proceeds received from the issuance of long-term debt in the first quarter of 2008 partially offset by higher levels of short-term debt in the first quarter of 2009.

Future Capital Requirements

Capital Expenditures

The Company’s estimates of capital expenditures are approximately: 2009 - $644.0 million, 2010 - $367.8 million, 2011 - $412.7 million, 2012 - $335.9 million, 2013 - $299.5 million and 2014 - $302.3 million. These capital expenditures represent the base maintenance capital expenditures (i.e. capital expenditures to maintain and operate the Company’s business) plus capital expenditures for known and committed projects (collectively referred to as the “Base Capital Expenditure Plan”). The table below summarizes the capital expenditures by category:

(In millions)	Total	2009	2010-2011	2012-2013	2014
Base Transmission and Distribution	$1,313.8	$199.8	$451.6	$441.6	$220.8
Base Generation	282.1	40.0	78.9	106.9	56.3
Other	129.8	12.2	44.6	47.8	25.2
Total Base Transmission, Distribution,
Generation and Other	1,725.7	252.0	575.1	596.3	302.3
Known and Committed Projects:
Sunnyside-Hugo (345 kV)	126.8	1.0	86.7	39.1	---
Sooner-Rose Hill (345 kV)	68.0	1.0	67.0	---	---
Oklahoma City, OK to Woodward, OK (345 kV)	180.7	172.2	8.5	---	---
System Hardening	35.3	3.8	31.5	---	---
OU Spirit	225.7	214.0	11.7	---	---
Total Known and Committed Projects	636.5	392.0	205.4	39.1	---
Total	$2,362.2	$644.0	$780.5	$635.4	$302.3

The Base Capital Expenditure Plan above excludes any environmental expenditures associated with Best Available Retrofit Technology (“BART”) requirements due to the uncertainty regarding BART costs. As previously disclosed in the Company’s 2008 Form 10-K, due to comments from the U.S. Environmental Protection Agency (“EPA”) that the Company’s proposed initial BART compliance plan would not satisfy the applicable requirements, the Company completed additional analysis. On May 30, 2008, the Company filed the results with the Oklahoma Department of Environmental Quality (“ODEQ”) for the affected generating units. In the May 30, 2008 filing, the Company indicated its intention to install low nitrogen oxide (“NOX”) combustion technology at its affected generating stations and to continue to burn low sulfur coal at its four coal-fired generating units at its Muskogee and Sooner generating stations. The capital expenditures associated with the installation of the low NOX combustion technology are expected to be approximately $110 million. The Company believes that these control measures will achieve visibility improvements in a cost-effective manner. The Company did not propose the installation of scrubbers at its four coal-fired generating units because the Company concluded that, consistent with the EPA’s regulations on BART, the installation of scrubbers (at an estimated cost of $1.7 billion) would not be cost-effective. In a letter dated November 4, 2008, the EPA notified the ODEQ that they had completed their review of BART applications for all affected sources in Oklahoma, which included the Company.   The EPA did not approve or disapprove the applications, however, additional information was requested from the ODEQ by the EPA regarding the Company’s plan.  The Company cannot predict what action the EPA or the ODEQ will take in response to its May 30, 2008 filing or the November 4, 2008 letter from the EPA. The original deadline for the ODEQ to submit a state implementation plan for regional haze that includes final BART determinations was December 17, 2007. The ODEQ did not meet this deadline. On January 15, 2009, the EPA published a rule that gives the ODEQ two years to complete the state implementation plan. If the ODEQ fails to meet this deadline, the EPA can issue a Federal implementation plan. Until the compliance plan is approved, the total cost of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty. Due to this uncertainty and timing regarding BART costs, the chart above does not include the $110 million of capital expenditures or any other potential BART costs.

The table below summarizes the capital expenditures for the Company’s growth opportunities related to the “Balanced Portfolio 3E” projects the SPP approved on April 28, 2009 (see Note 12 of Notes to Condensed Financial Statements for a further discussion).  These capital expenditures are not currently included in the Company’s Base Capital Expenditure Plan in the table above.

(In millions)	Total	2009	2010-2011	2012-2013
Balanced Portfolio 3E Projects	$ 247.3	$ ---	$ 79.3	$ 168.0

Additional capital expenditures beyond those identified in the charts above, including incremental growth opportunities in transmission assets and wind generation assets,  will be evaluated based upon the financial viability of the projects assuming they are financed via the traditional capital structure.

Pension Plan Funding

OGE Energy previously disclosed in its 2008 Form 10-K that it may contribute up to $50 million to its pension plan during 2009, of which approximately $47 million is expected to be the Company’s portion. In April 2009, OGE Energy contributed approximately $20 million to its pension plan, of which approximately $18.8 million was the Company’s portion.

OGE Energy currently expects to contribute an additional $30 million to its pension plan during the remainder of 2009. Any remaining expected contributions to the pension plan during 2009 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Future Sources of Financing

Management expects that cash generated from operations and proceeds from the issuance of long and short-term debt and funds received from OGE Energy (from proceeds from the sales of its common stock to the public through OGE Energy’s Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs. The Company utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing for capital expenditures until permanent financing is arranged.

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. At March 31, 2009, the Company had approximately $53.5 million in outstanding borrowings under its revolving credit agreements and no outstanding commercial paper borrowings. At December 31, 2008, the Company had no outstanding borrowings under its revolving credit agreement and no outstanding commercial paper borrowings. At March 31, 2009 and December 31, 2008, the Company had approximately $36.4 million and $17.6 million, respectively, in outstanding advances from OGE Energy. The following table provides information regarding OGE Energy’s and the Company’s revolving credit agreements and available cash at March 31, 2009.

Revolving Credit Agreements and Available Cash (In millions)
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding	Interest Rate	Maturity
OGE Energy	$596.0	$298.0	0.80%	December 6, 2012
The Company	389.0	53.5	0.68%	December 6, 2012
	985.0	351.5	0.78%
Cash	57.2	N/A	N/A	N/A
Total	$1,042.2	$351.5	0.78%

                OGE Energy’s and the Company’s ability to access the commercial paper market has been adversely impacted by the market turmoil that began in September 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and the Company utilized borrowings under their revolving credit agreements, which generally bear a higher interest rate and a minimum 30-day maturity compared to commercial paper, which has historically been available at lower interest rates and on a daily basis. However, in late 2008, OGE Energy’s and the Company’s revolving credit borrowings had a lower interest rate than commercial paper due to disruptions in the credit markets. In December 2008, the Company repaid the outstanding borrowings under its revolving credit agreement with a portion of the proceeds received from the issuance of long-term debt in December. By March 2009, overnight to two-week commercial paper interest rates had decreased and, as a result, in April 2009 the Company repaid its outstanding borrowings under its revolving credit agreement and began utilizing the commercial paper market. OGE Energy expects to gradually repay its outstanding borrowings under its revolving credit agreement. Also, OGE Energy began utilizing the commercial paper market in April 2009. Also, the Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2009 and ending December 31, 2010. See Note 9 of Notes to Condensed Financial Statements for a discussion of OGE Energy’s and the Company’s short-term debt activity.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management’s Discussion and Analysis. In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material effect on the Company’s Condensed Financial Statements. However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable. The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with OGE Energy’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Form 10-K.

Accounting Pronouncements

See Notes 2, 3 and 4 of Notes to Condensed Financial Statements for a discussion of recent accounting developments that are applicable to the Company.

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

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q and the Company’s 2008 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Notes 11 and 12 of Notes to Condensed Financial Statements in this Form 10-Q and Notes 13 and 14 of Notes to Condensed Financial Statements and Item 3 of Part I of the 2008 Form 10-K for a discussion of the Company’s commitments and contingencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s 2008 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below and in Notes 11 and 12 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

1.         United States of America ex rel., Jack J. Grynberg v. Enogex Inc., Enogex Services Corporation and the Company. (U.S. District Court for the Western District of Oklahoma, Case No. CIV-97-1010-L.) United States of America ex rel., Jack J. Grynberg v. Transok Inc. et al. (U.S. District Court for the Eastern District of Louisiana, Case No. 97-2089; U.S. District Court for the Western District of Oklahoma, Case No. 97-1009M.). On June 15, 1999, the Company was served with the plaintiff’s complaint, which is a qui tam action under the False Claims Act. Plaintiff Jack J. Grynberg, as individual relator on behalf of the Federal government, alleges:  (a) each of the named defendants have improperly or intentionally mismeasured gas (both volume and British thermal unit content) purchased from Federal and Indian lands which have resulted in the under reporting and underpayment of gas royalties owed to the Federal government; (b) certain provisions generally found in gas purchase contracts are improper; (c) transactions by affiliated companies are not arms-length; (d) excess processing cost deduction; and (e) failure to account for production separated out as a result of gas processing. Grynberg seeks the following damages:  (a) additional royalties which he claims should have been paid to the Federal government, some percentage of which Grynberg, as relator, may be entitled to recover; (b) treble damages; (c) civil penalties; (d) an order requiring defendants to measure the way Grynberg contends is the better way to do so; and (e) interest, costs and attorneys’ fees.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s district court appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006. The defendants filed motions for attorneys’ fees and other legal costs on various bases. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. On November 15, 2006, Grynberg filed appeals with the Tenth Circuit Court of Appeals. Briefing on the Tenth Circuit appeals was completed by Grynberg and defendants and oral arguments were made to the Tenth Circuit Court on September 25, 2008. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the October 2006 order of the District Court of Wyoming dismissing the complaints against all gas defendants, including all Company and Enogex parties. On April 14, 2009, Grynberg filed a petition for rehearing in the Tenth Circuit Court of Appeals. By order dated May 4, 2009, the Tenth Circuit Court denied Grynberg’s request for rehearing. The Company continues to vigorously defend this action and is optimistic that with the affirmation of the ruling in the defendants’ favor by the Tenth Circuit Court this case will end, or will ultimately be upheld in any further appeals; however the Company is unable to predict with certainty the timing and outcome of a further appeal nor estimate the amount or range of potential loss to the Company if the outcome of the appeal is unfavorable.

2.         Franchise Fee Lawsuit. On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  The Company’s motion for summary judgment was denied by the trial judge.  The Company filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.   In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorized the Company to collect the challenged franchise fee charges. A procedural schedule and notice requirements for the matter were established by the OCC on December 4, 2008.   On March 10, 2009, the Attorney General, the Company, the Company Shareholders Association and the Staff of the Public Utility Division of the OCC all filed briefs arguing that the application should be dismissed. A hearing on the motion to dismiss was held on March 26, 2009. The administrative law judge took this matter under advisement.  The Company believes that this case is without merit.

Item 1A. Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2008 Form 10-K.

Item 6. Exhibits.

Exhibit No.	Description
10.01

Employment Arrangement between OGE Energy and Sean Trauschke, the Company’s Chief Financial Officer. (Filed as Exhibit 10.01 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.02

Form of Performance Unit Agreement under OGE Energy’s 2008 Stock Incentive Plan. (Filed as Exhibit 10.02 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12579) and incorporated by reference herein)

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
Controller and Chief Accounting Officer

May 6, 2009