Form 10-Q
period 2009-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2009-08-05
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

At June 30, 2009, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

OPERATING REVENUES	$425.3	$520.7	$762.0	$907.1

COST OF GOODS SOLD (exclusive of depreciation and amortization
shown below)	188.3	312.7	359.3	553.3
Gross margin on revenues	237.0	208.0	402.7	353.8
Other operation and maintenance	77.9	85.8	163.2	180.1
Depreciation and amortization	46.0	36.9	91.5	73.2
Impairment of assets	0.3	---	0.3	---
Taxes other than income	16.3	14.6	32.4	30.5

OPERATING INCOME	96.5	70.7	115.3	70.0

OTHER INCOME (EXPENSE)
Interest income	0.3	0.7	0.8	1.0
Allowance for equity funds used during construction	3.9	---	5.2	---
Other income (loss)	4.2	(0.5)	8.8	1.8
Other expense	(0.7)	(10.2)	(1.2)	(10.9)
Net other income (expense)	7.7	(10.0)	13.6	(8.1)

INTEREST EXPENSE
Interest on long-term debt	24.1	15.4	48.3	29.9
Allowance for borrowed funds used during construction	(1.9)	(0.9)	(3.0)	(1.6)
Interest on short-term debt and other interest charges	1.0	2.5	2.2	8.2
Interest expense	23.2	17.0	47.5	36.5

INCOME BEFORE TAXES	81.0	43.7	81.4	25.4

INCOME TAX EXPENSE	24.6	12.8	23.7	5.8

NET INCOME	$56.4	$30.9	$57.7	$19.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
(In millions)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4.3	$50.7
Accounts receivable, less reserve of $2.2 and $2.3, respectively	176.5	172.2
Accrued unbilled revenues	73.6	47.0
Fuel inventories	94.1	56.6
Materials and supplies, at average cost	77.7	67.4
Gas imbalances	0.1	0.6
Accumulated deferred tax assets	3.4	12.7
Fuel clause under recoveries	0.1	24.0
Prepayments	6.0	8.0
Other	6.6	2.3
Total current assets	442.4	441.5

OTHER PROPERTY AND INVESTMENTS, at cost	3.2	3.6

PROPERTY, PLANT AND EQUIPMENT
In service	6,241.5	6,101.1
Construction work in progress	392.5	169.1
Total property, plant and equipment	6,634.0	6,270.2
Less accumulated depreciation	2,364.6	2,314.7
Net property, plant and equipment	4,269.4	3,955.5

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	17.4	14.6
Regulatory asset – SFAS No. 158	331.2	344.7
McClain Plant deferred expenses	3.1	6.2
Unamortized loss on reacquired debt	17.1	17.7
Unamortized debt issuance costs	11.3	11.4
Other	66.0	56.0
Total deferred charges and other assets	446.1	450.6

TOTAL ASSETS	$5,161.1	$4,851.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2009	2008
(In millions)	(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Short-term debt	$84.2	$ ---
Accounts payable - affiliates	3.2	6.4
Accounts payable - other	133.1	105.0
Advances from parent	23.4	17.6
Customer deposits	58.7	56.8
Accrued taxes	28.6	27.9
Accrued interest	43.7	33.2
Accrued compensation	23.3	25.1
Price risk management	0.6	---
Fuel clause over recoveries	127.4	8.6
Other	31.3	26.8
Total current liabilities	557.5	307.4

LONG-TERM DEBT	1,541.7	1,541.4

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	230.0	261.9
Accumulated deferred income taxes	743.0	722.8
Accumulated deferred investment tax credits	15.2	17.3
Accrued removal obligations, net	161.9	150.9
Other	29.8	25.2
Total deferred credits and other liabilities	1,179.9	1,178.1

Total liabilities	3,279.1	3,026.9

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDER’S EQUITY
Common stockholder’s equity	958.4	958.4
Retained earnings	923.6	865.9
Total stockholder’s equity	1,882.0	1,824.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,161.1	$4,851.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

		Premium
	Common	on Capital	Retained
(In millions)	Stock	Stock	Earnings	Total
Balance at December 31, 2008	$100.9	$857.5	$865.9	$1,824.3
Comprehensive income
Net income for first quarter of 2009	---	---	1.3	1.3
Comprehensive income	---	---	1.3	1.3
Balance at March 31, 2009	$100.9	$857.5	$867.2	$1,825.6

Comprehensive income
Net income for second quarter of 2009	---	---	56.4	56.4
Comprehensive income	---	---	56.4	56.4
Balance at June 30, 2009	$100.9	$857.5	$923.6	$1,882.0

Balance at December 31, 2007	$100.9	$564.5	$757.9	$1,423.3
Comprehensive loss
Net loss for first quarter of 2008	---	---	(11.3)	(11.3)
Comprehensive loss	---	---	(11.3)	(11.3)
Balance at March 31, 2008	$100.9	$564.5	$746.6	$1,412.0

Comprehensive income
Net income for second quarter of 2008	---	---	30.9	30.9
Comprehensive income	---	---	30.9	30.9
Dividends declared on common stock	---	---	(35.0)	(35.0)
Balance at June 30, 2008	$100.9	$564.5	$742.5	$1,407.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57.7		$19.6
Adjustments to reconcile net income to net cash provided from (used in)
operating activities
Depreciation and amortization	91.5		73.2
Impairment of assets	0.3		---
Deferred income taxes and investment tax credits, net	29.2		6.5
Allowance for equity funds used during construction	(5.2)		---
Write-down of regulatory assets	---		9.2
Price risk management liabilities	0.6		(1.7)
Other assets	3.5		(8.9)
Other liabilities	(42.7)		(22.4)
Change in certain current assets and liabilities
Accounts receivable, net	(4.3)		(33.9)
Accrued unbilled revenues	(26.6)		(16.2)
Fuel, materials and supplies inventories	(47.8)		(26.2)
Gas imbalance assets	0.5		0.1
Fuel clause under recoveries	23.9		(60.1)
Other current assets	(2.3)		2.1
Accounts payable	(4.0)		(36.0)
Accounts payable - affiliates	(3.2)		1.3
Income taxes payable - affiliates	(4.5)		3.1
Customer deposits	1.9		1.2
Accrued taxes	0.7		0.8
Accrued interest	10.5		5.7
Accrued compensation	(1.8)		(7.9)
Fuel clause over recoveries	118.8		(4.2)
Other current liabilities	4.5		7.6
Net Cash Provided from (Used in) Operating Activities	201.2		(87.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)	(342.7)		(146.3)
Proceeds from the sale of assets	0.5		---
Net Cash Used in Investing Activities	(342.2)		(146.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short-term debt, net	94.5		36.2
Proceeds from long-term debt	0.1		197.2
Net Cash Provided from Financing Activities	94.6		233.4

NET CHANGE IN CASH AND CASH EQUIVALENTS	(46.4)		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50.7		---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4.3	$	---

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2009 and December 31, 2008, the results of its operations for the three and six months ended June 30, 2009 and 2008, and the results of its cash flows for the six months ended June 30, 2009 and 2008, have been included and are of a normal recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2009 up to the date of issuance of these Condensed Financial Statements and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2009	2008
Regulatory Assets
Regulatory asset – SFAS No. 158	$331.2	$344.7
Deferred storm expenses	29.5	32.2
Deferred pension plan expenses	19.9	14.6
Income taxes recoverable from customers, net	17.4	14.6
Unamortized loss on reacquired debt	17.1	17.7
Red Rock deferred expenses	7.7	7.4
McClain Plant deferred expenses	3.1	6.2
Fuel clause under recoveries	0.1	24.0
Miscellaneous	5.7	2.9
Total Regulatory Assets	$431.7	$464.3

Regulatory Liabilities
Accrued removal obligations, net	$161.9	$150.9
Fuel clause over recoveries	127.4	8.6
Miscellaneous	10.9	4.9
Total Regulatory Liabilities	$300.2	$164.4

In accordance with the APSC order received by the Company in May 2009 in its Arkansas rate case, the Company was allowed recovery of its 2006 and 2007 pension settlement costs. During the second quarter of 2009, the Company reduced its pension expense and recorded a regulatory asset for approximately $3.2 million, which is reflected in Deferred Pension Plan Expenses in the table above.

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

Related Party Transactions

OGE Energy charged operating costs to the Company of approximately $24.0 million and $23.3 million during the three months ended June 30, 2009 and 2008, respectively, and allocated approximately $44.9 million and $46.6 million during the six months ended June 30, 2009 and 2008, respectively. OGE Energy charges operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries. Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits. Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method. The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment. OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff. OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During both the three months ended June 30, 2009 and 2008, the Company recorded an expense from its affiliate, Enogex LLC and its subsidiaries (“Enogex”), of approximately $8.7 million for transporting gas to the Company’s natural gas-fired generating facilities. During both the six months ended June 30, 2009 and 2008, the Company recorded an expense from Enogex of approximately $17.4 million for transporting gas to the Company’s natural gas-fired generating facilities. During both the three months ended June 30, 2009 and 2008, the Company recorded an expense from Enogex of approximately $3.2 million for natural gas storage services. During both the six months ended June 30, 2009 and 2008, the Company recorded an expense from Enogex of approximately $6.4 million for natural gas storage services. During the three months ended June 30, 2009 and 2008, the Company also recorded natural gas purchases from its affiliate, OGE Energy Resources, Inc. (“OERI”) of approximately $4.6 million and $22.6 million, respectively. During the six months ended June 30, 2009 and 2008, the Company also recorded natural gas purchases from OERI of approximately $18.4 million and $43.3 million, respectively. Approximately $3.1 million and $6.6 million were recorded at June 30, 2009 and December 31, 2008, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

During the three and six months ended June 30, 2009 and 2008, the Company made no advances to OGE Energy.

During the three months ended June 30, 2009, the Company recorded interest expense of less than $0.1 million for advances made by OGE Energy to the Company. There was no interest expense recorded during the three months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, the Company recorded interest expense of approximately $0.1 million and $0.4 million, respectively, for advances made by OGE Energy to the Company. The interest rate charged on advances to the Company from OGE Energy approximates OGE Energy’s commercial paper rate.

During the six months ended June 30, 2009 the Company declared no dividends to OGE Energy. During the six months ended June 30, 2008, the Company declared dividends of approximately $35.0 million to OGE Energy.

2.	Accounting Developments

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is intended to establish principles and requirements for reporting events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 sets forth the period after the balance sheet date during which subsequent events should be evaluated for potential recognition or disclosure in the financial statements, the circumstances under which a subsequent event shall be recognized in the financial statements and the disclosures that an entity shall make about events or transactions that occur after the balance sheet date. SFAS No. 165 separates subsequent events into two categories: (i) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date which should be recognized in the financial statements; and (ii) nonrecognized subsequent events, which provide evidence about conditions that arose after the balance sheet date which should not be recognized in the financial statements. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and should be applied on a prospective basis. The Company adopted this new standard effective June 30, 2009. As required by SFAS No. 165, the Company has evaluated subsequent events for inclusion in the financial statements through August 4, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets— an amendment of FASB Statement No. 140,” which is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”and removes the exception from applying FASB Interpretation (“FIN”) No. 46 (Revised), “Consolidation of Variable Interest Entities,” to QSPE’s.  SFAS No. 166 is effective for transfers occurring during fiscal years and interim periods within those fiscal years beginning after November 15, 2009. The Company will adopt this new standard effective January 1, 2010. The adoption of this new standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” which is intended to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which provided the previous guidance for the organization of GAAP. SFAS No. 168 arranges guidance into two categories, authoritative and non-authoritative. All authoritative guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this new standard effective September 30, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defined fair value, established a framework for measuring fair value in GAAP and established a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. SFAS No. 157 expanded disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods. The Company adopted this standard effective January 1, 2008.

At June 30, 2009, the Company had no assets or liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157.

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

The impact to the fair value of derivatives due to credit risk is calculated using the probability of default based on Standard & Poor’s Ratings Services and/or internally generated ratings. The fair value of derivative assets is adjusted for credit risk. The fair value of derivative liabilities is adjusted for credit risk only if the impact is deemed material. The Company has no material derivatives at June 30, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which applies to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires entities to include disclosures about the fair value of its financial instruments with the related carrying amount. An entity is also required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The Company adopted this new FSP effective April 1, 2009. The following information is provided regarding the estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Long-Term Debt
Senior Notes	$1,406.3	$1,388.2	$1,406.1	$1,327.4
Industrial Authority Bonds	135.4	135.4	135.3	135.3

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

At June 30, 2009, the Company had no outstanding treasury lock agreements that were designated as cash flow hedges.

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

At June 30, 2009, the Company had no outstanding commodity derivative instruments or treasury lock agreements that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments Under SFAS No. 133

For derivative instruments that are not designated as either a cash flow or fair value hedge, the gain or loss on the derivative is recognized currently in earnings.

At June 30, 2009, the Company had no material outstanding commodity derivative instruments that were not designated as either a cash flow or fair value hedge.

Credit-Risk Related Contingent Features in Derivative Instruments

At June 30, 2009, the Company had no derivative instruments that contain credit-risk related contingent features.

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

The Company recorded compensation expense of approximately $0.7 million pre-tax ($0.4 million after tax) and approximately $0.3 million pre-tax ($0.2 million after tax), respectively, during the three and six months ended June 30, 2009 related to the Company’s portion of OGE Energy’s share-based payments. The Company recorded compensation expense of approximately $0.4 million pre-tax ($0.2 million after tax) and approximately $0.6 million pre-tax ($0.4 million after tax), respectively, during the three and six months ended June 30, 2008 related to the Company’s portion of OGE Energy’s share-based payments.

OGE Energy issues new shares to satisfy stock option exercises and payouts of earned performance units. During the three and six months ended June 30, 2009, there were no shares and 162,748 shares, respectively, of new common stock issued pursuant to OGE Energy’s Plans related to payouts of earned performance units, of which no shares and 33,371 shares, respectively, related to the Company’s employees.

6.	Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income balance at June 30, 2009 or December 31, 2008.

7.	Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for years before 2005. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its Federal investment tax credits on a ratable basis throughout the year. In addition, the Company earns both Federal and Oklahoma state tax credits associated with the production from its 120 megawatt (“MW”) wind farm in northwestern Oklahoma as well as earning Oklahoma state tax credits associated with the Company’s investment in its electric generating facilities which further reduce the Company’s effective tax rate.

As a result of new Internal Revenue Service (“IRS”) proposed regulations related to the deductibility of certain tax assets which were previously capitalized for tax reporting, on December 29, 2008, the Company filed a request with the IRS for a change in its tax method of accounting related to the capitalization of repairs expense. The accounting method change is for income tax purposes only and would allow OGE Energy to record a cumulative tax deduction, if approved by the IRS. For financial accounting purposes, the only change is recognition of the impact of the cash flow generated by accelerating income tax deductions. As a result of new IRS proposed regulations, from late 2008 to mid-2009, the Company conducted an evaluation of its financial expenditures previously capitalized which could be considered as repairs expense for tax reporting. In June 2009, the Company received a notice from the IRS indicating that its request was under review.  In July 2009, the Company submitted an estimate to the IRS of approximately $232 million, which represents the total cumulative tax deduction OGE Energy would record if approved by the IRS. The impact of this matter on future cash flows is uncertain but could be material. The Company cannot predict either the final outcome or the timing of the resolution of this matter.

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

At June 30, 2009, the Company was in compliance with all of its debt agreements.

The Company has three series of variable-rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity. The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
0.30% - 1.00%	Garfield Industrial Authority, January 1, 2025	$47.0
0.42% - 0.74%	Muskogee Industrial Authority, January 1, 2025	32.4
0.45% - 0.75%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

In September 2008, the Company received a request for repayment of approximately $0.1 million of principal related to a portion of the Company’s Muskogee Industrial Authority variable-rate bonds, due June 1, 2027. In September 2008, approximately $0.1 million of principal and accrued interest were paid to the bondholder. In June 2009, the bonds were successfully remarketed.

9.	Short-Term Debt

The Company borrows on a short-term basis, as necessary, by the issuance of commercial paper and by loans under short-term bank facilities. The short-term debt balance was approximately $84.2 million at June 30, 2009. There was no short-term debt outstanding at December 31, 2008. Also, at June 30, 2009 and December 31, 2008, the Company had approximately $23.4 million and $17.6 million, respectively, in outstanding advances from OGE Energy. The following table provides information regarding OGE Energy’s and the Company’s revolving credit agreements and available cash at June 30, 2009.

Revolving Credit Agreements and Available Cash (In millions)
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding (A)	Interest Rate	Maturity
OGE Energy (B)	$596.0	$298.0	0.54% (D)	December 6, 2012
The Company (C)	389.0	95.3	0.50% (D)	December 6, 2012
	985.0	393.3	0.53%
Cash	4.3	N/A	N/A	N/A
Total	$989.3	$393.3	0.53%

(A) Includes direct borrowings under the revolving credit agreements, commercial paper borrowings and letters of credit at June 30, 2009.

(B) This bank facility is available to back up OGE Energy’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2009, there was approximately $298.0 million in outstanding borrowings under this revolving credit agreement. There were no outstanding commercial paper borrowings at June 30, 2009.

(C) This bank facility is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2009, the Company had approximately $84.2 million in outstanding commercial paper borrowings and approximately $11.1 million supporting letters of credit. There were no outstanding borrowings under this revolving credit agreement at June 30, 2009.

(D) Represents the weighted-average interest rate for the outstanding borrowings under the revolving credit agreements and commercial paper borrowings.

OGE Energy’s and the Company’s ability to access the commercial paper market was adversely impacted in late 2008 and early 2009 by the market turmoil that began in September 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and the Company utilized borrowings under their revolving credit agreements. During the second quarter of 2009, the commercial paper market became more accessible and, therefore, OGE Energy and the Company began utilizing the commercial paper market.

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

The details of net periodic benefit cost of the pension plan, the restoration of retirement income plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

 Net Periodic Benefit Cost

	Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009 (A)	2008 (A)	2009 (B)	2008 (B)
Service cost	$2.9	$3.1	$5.8	$6.2
Interest cost	6.1	6.3	12.3	12.5
Return on plan assets	(6.6)	(8.5)	(13.2)	(17.1)
Amortization of net loss	4.7	1.8	9.3	3.7
Amortization of unrecognized prior service cost	0.3	0.2	0.5	0.5
Net periodic benefit cost	$7.4	$2.9	$14.7	$5.8

	Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009 (A)	2008 (A)	2009 (B)	2008 (B)
Amortization of net loss	$0.1	$0.1	$0.1	$0.1
Amortization of unrecognized prior service cost	---	---	0.1	0.1
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2
(A)

In addition to the $7.5 million and $3.0 million in SFAS No. 87, “Employers’ Accounting for Pensions,” net periodic benefit cost recognized during the three months ended June 30, 2009 and 2008, respectively, the Company recognized the following:

•      a reduction in pension expense during the three months ended June 30, 2009 of approximately $1.1 million and an increase in pension expense during the three months ended June 30, 2008 of approximately $2.5 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1); and

•     a reduction in pension expense during the three months ended June 30, 2009 of approximately $3.2 million in the Arkansas jurisdiction to reflect the approval of recovery of the Company’s 2006 and 2007 pension settlement costs in the May 2009 Arkansas rate order which are identified as Deferred Pension Plan Expenses (see Note 1).

(B)

In addition to the $14.9 million and $6.0 million in SFAS No. 87 net periodic benefit cost recognized during the six months ended June 30, 2009 and 2008, respectively, the Company recognized the following:

•     a reduction in pension expense during the six months ended June 30, 2009 of approximately $2.1 million and an increase in pension expense during the six months ended June 30, 2008 of approximately $5.0 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1); and

•      a reduction in pension expense during the six months ended June 30, 2009 of approximately $3.2 million in the Arkansas jurisdiction to reflect the approval of recovery of the Company’s 2006 and 2007 pension settlement costs in the May 2009 Arkansas rate order which are identified as Deferred Pension Plan Expenses (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Service cost	$0.6	$0.6	$1.1	$1.2
Interest cost	2.8	2.7	5.7	5.5
Return on plan assets	(1.6)	(1.6)	(3.2)	(3.2)
Amortization of transition obligation	0.6	0.7	1.3	1.3
Amortization of net loss	1.1	0.8	2.1	1.7
Amortization of unrecognized prior service cost	0.2	0.4	0.4	0.8
Net periodic benefit cost	$3.7	$3.6	$7.4	$7.3

Pension Plan Funding

OGE Energy previously disclosed in its 2008 Form 10-K that it may contribute up to $50 million to its pension plan during 2009, of which approximately $47 million is expected to be the Company’s portion. In the second quarter of 2009, OGE Energy contributed approximately $40 million to its pension plan, of which approximately $37.6 million was the Company’s portion. OGE Energy currently expects to contribute an additional $10 million to its pension plan during the remainder of 2009. Any remaining contributions to the pension plan during 2009 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

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

Franchise Fee Lawsuit

On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  The Company’s motion for summary judgment was denied by the trial judge.  The Company filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorized the Company to collect the challenged franchise fee charges. A procedural schedule and notice requirements for the matter were established by the OCC on December 4, 2008.  On March 10, 2009, the Oklahoma Attorney General, the Company, OG&E Shareholders Association and the Staff of the Public Utility Division of the OCC all filed briefs arguing that the application should be dismissed. A hearing on the motions to dismiss was held before an administrative law judge (“ALJ”) on March 26, 2009. On June 30, 2009, the ALJ issued a report recommending that the application be dismissed. On July 9, 2009, the applicants filed a Notice of Appeal and a hearing on this matter is scheduled for August 12, 2009. The Company believes that this case is without merit.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s district court appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006. The defendants filed motions for attorneys’ fees and other legal costs on various bases. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. On November 15, 2006, Grynberg filed appeals with the Tenth Circuit Court of Appeals. Briefing on the Tenth Circuit appeals was completed by Grynberg and defendants and oral arguments were made to the Tenth Circuit Court on September 25, 2008. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the October 2006 order of the District Court of Wyoming dismissing the complaints against all gas defendants, including all Company parties. On April 14, 2009, Grynberg filed a petition for rehearing in the Tenth Circuit Court of Appeals. By order dated May 4, 2009, the Tenth Circuit Court denied Grynberg’s request for rehearing. The Company continues to vigorously defend this action and is optimistic that with the affirmation of the ruling in the defendants’ favor by the Tenth Circuit Court this case will end, or will ultimately be upheld in any further appeals; however the Company is unable to predict with certainty the timing and outcome of a further appeal nor estimate the amount or range of potential loss to the Company if the outcome of the appeal is unfavorable.

Environmental Laws and Regulations

Air

On March 15, 2005, the U.S. Environmental Protection Agency (“EPA”) issued the Clean Air Mercury Rule (“CAMR”) to limit mercury emissions from coal-fired boilers.  On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit Court vacated the rule. The EPA has stated that it intends to draft new mercury rules under the Federal Clean Air Act.  Any costs associated with future mercury regulations are uncertain at this time.  Because of the uncertainty caused by the litigation regarding the CAMR, the promulgation of an Oklahoma rule that would have applied to existing facilities has also been delayed. The Company will continue to participate in the state rule making process.

On April 25, 2005, the EPA published a finding that all 50 states failed to submit the interstate pollution transport plans required by the Clean Air Act as a result of the adoption of the revised ambient ozone and fine particle standards. Failure to submit these implementation plans began a two-year timeframe, starting on May 25, 2005, during which states must submit a demonstration to the EPA that they do not affect air quality in downwind states. The demonstration was properly submitted by the state to the EPA on May 7, 2007, and additional information was submitted by the state to the EPA on December 5, 2007. Because the EPA had not yet approved Oklahoma’s submittal, a third party filed a lawsuit against the EPA in an attempt to force them to act. The outcome of this matter is uncertain at this time.

In September 2005, the Oklahoma Department of Environmental Quality (“ODEQ”) informally notified affected utilities that they would be required to perform a study to determine their impact on visibility in Federal Class I areas. Affected utilities are those which have sources built between 1962 and 1977. These sources must evaluate the installation of Best Available Retrofit Technology (“BART”) to address regional haze. For the Company, the BART-eligible sources include various generating units at various generating stations. The ODEQ made a preliminary determination to accept an application for a waiver from BART requirements for the Horseshoe Lake generating station based on modeling showing no significant impact on visibility in nearby Class I areas. The Horseshoe Lake waiver is expected to be included in the ODEQ state implementation plan (“SIP”) for regional haze.

Waivers were not available for the BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The Company submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of nitrogen oxide (“NOX”) controls on all three units. At the same time, the Company submitted a determination to the ODEQ that an alternative compliance plan for the affected units at the Muskogee and Sooner power plants. The cost for this alternative compliance plan, including the BART compliance plan for the Seminole power plant (the alternative compliance plan and the BART compliance plan are collectively referred to herein as the “alternative plan”), was estimated at approximately $470 million in March 2007. This alternative plan was subject to approval by the ODEQ and the EPA. On November 16, 2007, the ODEQ notified the Company that additional analysis would be required before the Company alternative plan could be accepted. On May 30, 2008, the Company filed the results with the ODEQ for the affected generating units. In this filing, the Company indicated its intention to install low NOX combustion technology at its affected generating stations and to continue to burn low sulfur coal at its four coal-fired generating units at its Muskogee and Sooner generating stations. The capital expenditures associated with the installation of the low NOX combustion technology are expected to be approximately $110 million. The Company believes that these control measures will achieve visibility improvements in a cost-effective manner. The Company did not propose the installation of scrubbers at its four coal-fired generating units because the Company concluded that, consistent with the EPA’s regulations on BART, the installation of scrubbers (at an estimated cost of $1.7 billion) would not be cost-effective. The ODEQ has not taken formal action to approve or deny the Company’s plan.  The Company is currently in discussions with the ODEQ on what requirements can be included in the SIP as the Company’s BART compliance plan. The original deadline for the ODEQ to submit a SIP for regional haze that includes final BART determinations was December 17, 2007. The ODEQ did not meet this deadline. On January 15, 2009, the EPA published a rule that gives the ODEQ two years to complete the SIP. If the ODEQ fails to meet this deadline, the EPA can issue a Federal implementation plan. Until the BART determination is approved, the total cost of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty. The Company expects that any necessary environmental expenditures will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company’s retail customers under House Bill 1910, which was enacted into law in May 2005. The EPA Region 6 has commented on the submission. The EPA agreed that good combustion techniques are BART for NOX, but the EPA asked the Company to take a voluntary limit on the availability of the units at Seminole to be consistent with the modeling in the analysis.  With respect to the proposal that low sulfur coal is BART for SO2, the EPA Region 6 raised two issues.  First, the EPA questioned whether the cost projections in the BART analysis continue to be accurate in light of subsequent regulatory and economic developments that could lower demand for scrubbers.  Second, the EPA suggested that the projected costs are not “a compelling reason” not to require the installation of scrubbers.

The Company has subsequently communicated to the ODEQ that recent cost information shows that the Company’s previous BART analysis is still accurate.

There also is growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide. This concern has led to increased interest in legislation and regulation at the Federal level, actions at the state level, litigation relating to greenhouse gas emissions and pressure for greenhouse gas emission reductions from investor organizations and the international community. On April 17, 2009, the EPA issued a proposed finding that greenhouse gases contribute to air pollution that may endanger public health or welfare.  The proposed finding identified six greenhouse gases that pose a potential threat: carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride.  The EPA is considering public comments on the proposed finding. In June 2009, the American Clean Energy and Security Act of 2009 (sometimes referred to as the Waxman-Markey global climate change bill) was passed in the U.S. House of Representatives. The bill includes many provisions that would potentially have a significant impact on the Company and its customers. The bill proposes a cap and trade regime, a renewable portfolio standard, electric efficiency standards, revised transmission policy and mandated investments in plug-in hybrid infrastructure and smart grid technology. It is uncertain at this time whether, and in what form, this legislation will be adopted by the U.S. Senate. Both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business.

On March 10, 2009, the EPA proposed the first comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States. The new reporting requirements would apply to suppliers of fossil fuel and industrial chemicals, manufacturers of motor vehicles and engines, as well as large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain Company facilities. The outcome of this regulation is uncertain at this time. Compliance with the proposed greenhouse gas reporting regulation could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business. The current proposed effective date for gathering the data is January 2010 with the first mandatory reporting date as 2011.

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

Section 316(b) of the Federal Resource Conservation and Recovery Act and the Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”) requires that the locations, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts. The EPA Section 316(b) rules for existing facilities became effective July 23, 2004. On January 25, 2007, a Federal court reversed and remanded certain portions of the Section 316(b) rules to the EPA. On July 9, 2007, the EPA suspended these portions of the Section 316(b) rules for existing facilities. As a result of such suspension, permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA completes its review of the suspended sections. In September 2007, the state of Oklahoma required a comprehensive demonstration study be submitted by January 7, 2008 for each affected facility. On January 7, 2008, the Company submitted the requested studies for facilities. Additionally, on April 14, 2008, the U.S. Supreme Court granted writs of certiorari to review the question of whether the Section 316(b) rules authorize the EPA to compare costs with benefits in determining the best technology available for minimizing “adverse environmental impact” at cooling water intake structures. On April 1, 2009, the U.S. Supreme Court held that the EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations under Section 316(b) of the Clean Water Act. It is anticipated that the State of Oklahoma, using its best professional judgment, will develop Section 316(b) permit requirements prior to any EPA proposal of rules based on the U.S. Supreme Court decision. As a result of the States’ action and the U.S. Supreme Court’s decision, the Company may require additional capital and/or increased operating costs associated with cooling water intake structures at its generating facilities.

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

Completed Regulatory Matters

Arkansas Rate Case Filing

On August 29, 2008, the Company filed with the APSC an application for an annual rate increase of approximately $26.4 million to recover, among other things, costs for investments including the 1,230 MW natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”) and improvements in its system of power lines, substations and related equipment to ensure that the Company can reliably meet growing customer demand for electricity. On March 18, 2009, the Company, the APSC Staff and the Arkansas Attorney General filed a settlement agreement in this matter calling for a general rate increase of approximately $13.6 million. This settlement agreement also allows implementation of the Company’s “time-of-use” tariff which allows participating customers to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity is lowest. On May 20, 2009, the APSC approved a general rate increase of approximately $13.3 million, which excludes approximately $0.3 million in storm costs discussed below. The Company implemented the new electric rates effective June 1, 2009.

2008 Arkansas Storm Cost Filing

On October 30, 2008, the Company filed an application with the APSC requesting authority to defer its 2008 storm costs that exceed the amount recovered in base rates. The application also requested the APSC to provide for recovery of the deferred 2008 storm costs in the Company’s pending rate case. On December 19, 2008, the APSC issued an order authorizing the Company to defer approximately $0.6 million in 2008 for incremental storm costs in excess of the amount included in the Company’s rates. As discussed above, on March 18, 2009, the Company, the APSC Staff and the Arkansas Attorney General reached a settlement agreement in the Company’s Arkansas rate case which included recovery of these storm costs. As discussed above, in its May 20, 2009 order approving the settlement agreement, the APSC directed the Company to file an exact recovery rider for its 2008 storm costs. The Company filed this recovery rider and the rider was implemented June 1, 2009.

System Hardening Filing

In December 2007, a major ice storm affected the Company’s service territory which resulted in a large number of customer outages. The OCC requested its Staff to review and determine if a rulemaking was warranted. The OCC Staff issued numerous data requests and is in the process of determining if other regulatory jurisdictions have policies or rules requiring that electric transmission and distribution lines be placed underground. The OCC Staff also surveyed customers. On June 30, 2008, the OCC Staff submitted a report entitled, “Inquiry into Undergrounding Electric Facilities in the State of Oklahoma.” The Company formed a plan to place facilities underground (sometimes referred to as system hardening) with capital expenditures of approximately $115 million over five years for underground facilities, as well as $10 million annually for enhanced vegetation management. On December 2, 2008, the Company filed an application with the OCC requesting approval of its proposed system hardening plan with a recovery rider. On March 20, 2009, all parties to this case signed a settlement agreement recommending a three-year plan that includes up to $35.3 million in capital expenditures and approximately $33.2 million in operating expenses for aggressive vegetation management and a recovery rider. On May 13,

2009, the OCC issued an order approving the settlement agreement in this matter. The new rider, which will allow the Company to recover costs related to system hardening incurred on or after June 15, 2009, was implemented July 1, 2009.

Security Enhancements

On January 15, 2009, the Company filed an application with the OCC to amend its security plan. The Company is seeking approval of new security projects and cost recovery through the previously authorized security rider. The annual revenue requirement is approximately $0.9 million. On May 29, 2009, the OCC issued an order approving a settlement agreement in this matter that incorporated the Company’s requested rate relief. The new rider was implemented June 1, 2009.

FERC Formula Rate Filing

On November 30, 2007, the Company made a filing at the FERC to increase its transmission rates to wholesale customers moving electricity on the Company’s transmission lines. Interventions and protests were due by December 21, 2007. While several parties filed motions to intervene in the docket, only the Oklahoma Municipal Power Authority (“OMPA”) filed a protest to the contents of the Company’s filing. The Company filed an answer to the OMPA’s protest on January 7, 2008. On January 31, 2008, the FERC issued an order (i) conditionally accepting the rates; (ii) suspending the effectiveness of such rates for five months, to be effective July 1, 2008, subject to refund; (iii) establishing hearing and settlement judge procedures; and (iv) directing the Company to make a compliance filing. In July 2008, rates were implemented in an annual increase of approximately $2.4 million, subject to refund. On April 24, 2009, the Company and the OMPA filed a settlement agreement with the FERC containing certain revisions to the formula template and protocols for conducting annual updates of wholesale transmission rates. The proposed settlement provides for a $1.3 million increase in revenues from the Company’s transmission customers compared to the $2.4 million increase in revenues previously implemented in July 2008.  On May 11, 2009, the Company and the Southwest Power Pool (“SPP”) made a joint filing with the FERC to implement the settlement agreement on an interim basis effective as of May 1, 2009 pending formal action on the settlement agreement by the FERC. The joint motion for interim implementation was granted by the Chief Judge on May 20, 2009. On June 25, 2009, the FERC issued an order approving the Company’s settlement agreement. The Company expects to refund any over collections to its transmission customers beginning in 2010.

2009 Oklahoma Rate Case Filing

On February 27, 2009, the Company filed its rate case with the OCC requesting a rate increase of approximately $110 million. A procedural schedule was established on April 29, 2009 and a preliminary settlement conference was held on June 25 and 26, 2009. On July 2, 2009, the Company announced that it had filed a settlement agreement with the OCC Staff, the Attorney General’s Office of Oklahoma, the Oklahoma Industrial Energy Consumers and other intervenors resolving all issues associated with its requested rate increase. The settlement agreement, which was filed as Exhibit 99.02 in OGE Energy’s Form 8-K filed July 6, 2009, calls for: (i) an annual net increase of approximately $48.3 million in the Company’s rates to its Oklahoma retail customers, which includes an increase in the residential customer charge from $6.50/month to $13.00/month; (ii) creation of a new recovery rider to permit the recovery of up to $20 million of capital expenditures and operation and maintenance expenses associated with the Company’s smart grid project in Norman, Oklahoma, effective upon completion of the project, which is currently scheduled for July 2010; (iii) continued utilization of an return on equity (“ROE”) of 10.75 percent under various recovery riders previously approved by the OCC; and (iv) recovery through the Company’s fuel adjustment clause of approximately $4.8 million annually of certain expenses that historically had been recovered through base rates. The Company expects the impact of the rate increase on its customers and service territory to be minimal over the next 12 months as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. On July 24, 2009, the OCC issued an order approving the settlement agreement. New electric rates were implemented August 3, 2009.

Pending Regulatory Matters

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2007

The OCC routinely audits activity in the Company’s fuel adjustment clause for each calendar year.  In September 2008, the OCC Staff filed an application for a prudence review of the Company’s 2007 fuel adjustment clause.  The Company is required to provide minimum filing requirements (“MFR”) within 60 days of the application; however, the Company requested and was granted an extension to file the MFRs by January 16, 2009, on which date the MFRs were submitted by the Company.  A procedural schedule was established on April 24, 2009 with a hearing scheduled to begin on September 10, 2009.

Proposed Wind Power Project

The Company signed contracts on July 31, 2008 for approximately 101 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the future OU Spirit wind project in western Oklahoma (“OU Spirit”). As discussed below, OU Spirit is part of the Company’s goal to increase its wind power generation portfolio in the near future. The Company will seek regulatory recovery from the OCC and plans to have OU Spirit in-service by the end of 2009 or early 2010. Capital expenditures associated with this project are expected to be approximately $262.8 million, of which approximately $36.0 million were incurred in 2008.

In connection with OU Spirit, in January 2008, the Company filed with the SPP for a Large Generator Interconnection Agreement (“LGIA”) for this project.  Since January 2008, the SPP has been studying this requested interconnection to determine the feasibility of the request, the impact of the interconnection on the SPP transmission system and the facilities needed to accommodate the interconnection.  Given the backlog of interconnection requests at the SPP, there has been significant delay in completing the study process and in the Company receiving a final LGIA.  On May 29, 2009, the Company executed an interim LGIA, allowing OU Spirit to interconnect to the transmission grid, subject to certain conditions. In connection with the interim LGIA, the Company posted a letter of credit with the SPP of approximately $10.9 million related to the costs of upgrades required for the Company to obtain transmission service from its new OU Spirit wind farm. The SPP filed the interim LGIA with the FERC on June 29, 2009. The regulations provide that the FERC has 60 days to act on the interim LGIA. The Company expects to have a final LGIA in place in late 2009 or early 2010. The Company also expects to file testimony and supporting documentation with the OCC seeking pre-approval to construct OU Spirit and recovery of the costs associated with OU Spirit in the third quarter of 2009.

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

Renewable Energy Filing

The Company announced in October 2007 its goal to increase its wind power generation over the following four years from its current 170 MWs to 770 MWs and, as part of this plan, on December 8, 2008, the Company issued a request for proposal (“RFP”) to wind developers for construction of up to 300 MWs of new capability. In June 2009, the Company announced that it had selected a short list of bidders for a total of 430 MWs and that is was considering acquiring more than the approximately 300 MWs of wind energy originally contemplated in the initial RFP. The actual amount of wind energy selected will depend on both the result of negotiations with the short list of bidders expected to be completed in the third quarter of 2009 and the approval by the OCC. Currently, in the short list of bidders, the Company is considering power purchase agreements and an agreement whereby a third party would build a wind farm that the Company would then purchase and own. The Company expects to file separate applications with the OCC for each wind development agreement approved by the Company seeking recovery of the costs associated with these projects in the third quarter of 2009. The Company intends to add the new wind generation to its power-generation portfolio no later than the end of 2010.

SPP Transmission/ Substation Projects

In 2007, the SPP notified the Company to construct approximately 44 miles of new 345 kilovolt (“kV”) transmission line which will originate at the existing Company Sooner 345 kV substation and proceed generally in a northerly direction to the Oklahoma/Kansas Stateline (referred to as the Sooner-Rose Hill project). At the Oklahoma/Kansas Stateline, the line will connect to the companion line being constructed in Kansas by Westar Energy. The line is estimated to be in service by December 2011. The capital expenditures related to this project are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

The Company filed an application on May 19, 2008 with the OCC requesting pre-approval to recover from Oklahoma customers the cost to construct a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma at a cost of approximately $211 million. This transmission line is a critical first step to increased wind development in western Oklahoma. In the application, the Company also requested authorization to implement a recovery rider to be effective when the transmission line is completed and in service, which is expected during 2010. Finally, the application requested the OCC to approve new renewable tariff offerings to the Company’s Oklahoma customers. A settlement agreement was signed by all parties in the matter on July 31, 2008. Under the terms of the settlement agreement, the parties agreed that the Company will: (i) receive pre-approval for construction of a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma and a conclusion that the construction costs of the transmission line are prudent, (ii) receive a recovery rider for the revenue requirement of the $218 million in construction costs and AFUDC when the transmission line is completed and in service until new rates are implemented in a subsequent rate case and (iii) to the extent the construction costs and AFUDC for the transmission line exceed $218 million the Company be permitted to show that such additional costs are prudent and allowed to be recovered. On September 11, 2008, the OCC issued an order approving the settlement agreement. Separately, on July 29, 2008, the SPP Board of Directors approved the proposed transmission line discussed above. On February 2, 2009, the Company received SPP approval to begin construction of the transmission line and the associated Woodward Extra High Voltage substation. During the second quarter of 2009, the Company received a favorable outcome in three local court cases challenging the Company’s use of eminent domain to obtain rights-of-way. The Company expects to have additional challenges to the transmission line in two other counties where rights-of-way are being purchased. The capital expenditures related to this project are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

In January 2009, the Company received notification from the SPP to begin construction on approximately 50 miles of new 345 kV transmission line and substation upgrades at the Company’s Sunnyside substation, among other projects. In April 2009, Western Farmers Electric Cooperative (“WFEC”) assigned to the Company the construction of 50 miles of line designated by the SPP to be built by the WFEC.  The new line will extend from the Company’s Sunnyside substation near Ardmore, Oklahoma, approximately 100 miles to the Hugo substation owned by the WFEC near Hugo, Oklahoma.  The Company began preliminary line routing and acquisition of rights-of-way in June 2009.  When construction is completed, which is expected in April 2012, the SPP will allocate a portion of the annual revenue requirement to the Company’s customers according to the base-plan funding mechanism as provided in the SPP tariff for application to such improvements.  The capital expenditures related to this project are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

On April 28, 2009, the SPP approved a set of 345 kV projects referred to as “Balanced Portfolio 3E”. Balanced Portfolio 3E includes four projects to be built by the Company and includes: (i) construction of approximately 72 miles of transmission line from the Company’s Woodward District Extra High Voltage substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at a cost of approximately $105 million for the Company, (ii) construction of approximately 120 miles of transmission line from the Company’s Seminole substation in a northeastern direction to the Company’s Muskogee substation at a cost of approximately $131 million for the Company, (iii) construction of approximately 38 miles of transmission line from the Company’s Sooner substation in an eastern direction to the Grand River Dam Authority Cleveland substation at an estimated cost of approximately $59 million for the Company and (iv) construction of a new substation near Anadarko which is expected to consist of a 345/138 kV transformer and substation breakers and will be built in the Company’s portion of the Cimarron-Lawton East Side 345 kV line at an estimated cost of approximately $8 million for the Company. All of the Balanced Portfolio 3E projects are expected to be in service by April 2014. On June 19, 2009, the Company received a notice to construct the Balanced Portfolio 3E projects from the SPP. On July 23, 2009, the Company responded to the SPP that the Company will construct the Balanced Portfolio 3E projects discussed above. The capital expenditures related to the Balanced Portfolio 3E projects are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

Market-Based Rate Authority

On December 22, 2003, the Company and OERI filed a triennial market power update with the FERC based on the supply margin assessment test. On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address two new interim tests, a pivotal supplier screen test and a market share screen test. On February 7, 2005, the Company and OERI submitted a compliance filing to the FERC that applied the interim tests to the Company and OERI. On June 7, 2005, the FERC issued an order finding that the Company and OERI had failed the market share screen test meant to determine whether entities with market-based rate authority have market power in wholesale power markets. Based on the failed market share screen test, the FERC established a rebuttable presumption that the Company and OERI have the ability to exercise market power in the Company’s control area. On August 8, 2005, the Company and OERI informed the FERC that they would: (i) adopt the FERC default rate mechanism for sales of one week or less to loads that sink in the Company’s control area; and (ii) commit not to enter into any sales with a duration of between one week and one year to loads that sink in the Company’s control area. The Company and OERI also informed the FERC that any new agreements for long-term sales (one year or longer in duration) to loads that sink in the Company’s control area would be filed with the FERC and that the Company and OERI would not make such sales under their respective market-based rate tariffs. On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OERI’s proposal to mitigate the presumption of market power in the Company’s control area. First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OERI, and concluded that the Company and OERI satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas. Second, the FERC directed the Company and OERI to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company’s control area (instead of only to sales sinking to load within the Company’s control area). As part of the market-based rate matter, the Company and OERI have filed a series of tariff revisions to comply with the FERC orders and such revisions have been accepted by the FERC. Also, as part of the mitigation for the failed market share screen test discussed above, on an ongoing basis, the Company and OERI file change of status reports and triennial market power reports according to the FERC orders and regulations. In July 2009, the Company and OERI filed a triennial market power update with the FERC which reported that there have been no significant changes to the Company’s and OERI’s market-based rate authority.

National Legislative Initiatives

In February 2009, the President signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”).  Several provisions of this law relate to issues of direct interest to the Company including, in particular, financial incentives to develop smart grid technology, transmission infrastructure and renewable energy.  After review of the ARRA, the Company expects to file a grant request in early August 2009 with the U.S. Department of Energy (“DOE”) which, if approved, will be used to implement smart grid applications in the Company’s Oklahoma service territory.

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

Summary of Operating Results

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

The Company reported net income of approximately $56.4 million and $30.9 million, respectively, during the three months ended June 30, 2009 and 2008, an increase of approximately $25.5 million, primarily due to a higher gross margin, on revenues (“gross margin”), lower operation and maintenance expenses, a higher allowance for equity funds used during construction, higher other income and lower other expenses partially offset by higher depreciation and amortization expense, higher interest expense and higher income tax expense.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

The Company reported net income of approximately $57.7 million and $19.6 million, respectively, during the six months ended June 30, 2009 and 2008, an increase of approximately $38.1 million, primarily due to a higher gross margin, lower operation and maintenance expense, a higher allowance for equity funds used during construction, higher other income and lower other expenses partially offset by higher depreciation and amortization expense, higher interest expense and higher income tax expense.

Recent Developments and Regulatory Matters

Changes in Capital and Credit Markets

As a result of volatile conditions in global capital markets, general liquidity in short-term credit markets has been constrained despite several pro-active intervention measures undertaken by the Federal Reserve, the Department of the Treasury, the United States Congress and the President of the United States. As explained in more detail below, OGE Energy and the Company historically have maintained access to short-term liquidity through the commercial paper market and utilization of direct borrowings on certain committed credit agreements, although the ability to access the commercial paper market was more limited in late 2008 and early 2009. During the second quarter of 2009, the commercial paper market became more accessible and, therefore, OGE Energy and the Company began utilizing the commercial paper market.

The volatility in global capital markets has lead to a reduction in the current value of long-term investments held in OGE Energy’s pension trust and postretirement benefit plan trusts. The decline in asset value for the plans, if it continues for any length of time, could require additional future funding requirements.

Arkansas Rate Case Filing

On August 29, 2008, the Company filed with the APSC an application for an annual rate increase of approximately $26.4 million to recover, among other things, costs for investments including the 1,230 megawatt (“MW”) natural gas-fired, combined-cycle power generation facility in Luther, Oklahoma (“Redbud Facility”) and improvements in its system of power lines, substations and related equipment to ensure that the Company can reliably meet growing customer demand for electricity. On March 18, 2009, the Company, the APSC Staff and the Arkansas Attorney General filed a settlement agreement in this matter calling for a general rate increase of approximately $13.6 million. This settlement agreement also allows implementation of the Company’s “time-of-use” tariff which allows participating customers to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity is lowest. On May 20, 2009, the APSC approved a general rate increase of approximately $13.3 million, which excludes approximately $0.3 million in storm costs discussed below. The Company implemented the new electric rates effective June 1, 2009.

2008 Arkansas Storm Cost Filing

On October 30, 2008, the Company filed an application with the APSC requesting authority to defer its 2008 storm costs that exceed the amount recovered in base rates. The application also requested the APSC to provide for recovery of the deferred 2008 storm costs in the Company’s pending rate case. On December 19, 2008, the APSC issued an order authorizing the Company to defer approximately $0.6 million in 2008 for incremental storm costs in excess of the amount included in the Company’s rates. As discussed above, on March 18, 2009, the Company, the APSC Staff and the Arkansas Attorney General reached a settlement agreement in the Company’s Arkansas rate case which included recovery of these storm costs. As discussed above, in its May 20, 2009 order approving the settlement agreement, the APSC directed the Company to file an exact recovery rider for its 2008 storm costs. The Company filed this recovery rider and the rider was implemented June 1, 2009.

2009 Oklahoma Rate Case Filing

On February 27, 2009, the Company filed its rate case with the OCC requesting a rate increase of approximately $110 million. A procedural schedule was established on April 29, 2009 and a preliminary settlement conference was held on June 25 and 26, 2009. On July 2, 2009, the Company announced that it had filed a settlement agreement with the OCC Staff, the Attorney General’s Office of Oklahoma, the Oklahoma Industrial Energy Consumers and other intervenors resolving all issues associated with its requested rate increase. The settlement agreement, which was filed as Exhibit 99.02 in OGE Energy’s Form 8-K filed July 6, 2009, calls for: (i) an annual net increase of approximately $48.3 million in the Company’s rates to its Oklahoma retail customers, which includes an increase in the residential customer charge from $6.50/month to $13.00/month; (ii) creation of a new recovery rider to permit the recovery of up to $20 million of capital expenditures and operation and maintenance expenses associated with the Company’s smart grid project in Norman, Oklahoma, effective upon completion of the project, which is currently scheduled for July 2010; (iii) continued utilization of an return on equity (“ROE”) of 10.75 percent under various recovery riders previously approved by the OCC; and (iv) recovery through the Company’s fuel adjustment clause of approximately $4.8 million annually of certain expenses that historically had been recovered through base rates. The Company expects the impact of the rate increase on its customers and service territory to be minimal over the next 12 months as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. On July 24, 2009, the OCC issued an order approving the settlement agreement. New electric rates were implemented August 3, 2009.

System Hardening Filing

In December 2007, a major ice storm affected the Company’s service territory which resulted in a large number of customer outages. The OCC requested its Staff to review and determine if a rulemaking was warranted. The OCC Staff issued numerous data requests and is in the process of determining if other regulatory jurisdictions have policies or rules requiring that electric transmission and distribution lines be placed underground. The OCC Staff also surveyed customers. On June 30, 2008, the OCC Staff submitted a report entitled, “Inquiry into Undergrounding Electric Facilities in the State of Oklahoma.” The Company formed a plan to place facilities underground (sometimes referred to as system hardening) with capital expenditures of approximately $115 million over five years for underground facilities, as well as $10 million annually for enhanced vegetation management. On December 2, 2008, the Company filed an application with the OCC requesting approval of its proposed system hardening plan with a recovery rider. On March 20, 2009, all parties to this case signed a settlement agreement recommending a three-year plan that includes up to $35.3 million in capital expenditures and approximately $33.2 million in operating expenses for aggressive vegetation management and a recovery rider. On May 13, 2009, the OCC issued an order approving the settlement agreement in this matter. The new rider, which will allow the Company to recover costs related to system hardening incurred on or after June 15, 2009, was implemented July 1, 2009.

Proposed Wind Power Project

The Company signed contracts on July 31, 2008 for approximately 101 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the future OU Spirit wind project in western Oklahoma (“OU Spirit”). As discussed below, OU Spirit is part of the Company’s goal to increase its wind power generation portfolio in the near future. The Company will seek regulatory recovery from the OCC and plans to have OU Spirit in-service by the end of 2009 or early 2010. Capital expenditures associated with this project are expected to be approximately $262.8 million, of which approximately $36.0 million were incurred in 2008.

In connection with OU Spirit, in January 2008, the Company filed with the Southwest Power Pool (“SPP”) for a Large Generator Interconnection Agreement (“LGIA”) for this project.  Since January 2008, the SPP has been studying this requested interconnection to determine the feasibility of the request, the impact of the interconnection on the SPP transmission system and the facilities needed to accommodate the interconnection.  Given the backlog of interconnection requests at the SPP, there has been significant delay in completing the study process and in the Company receiving a final LGIA.  On May 29, 2009, the Company executed an interim LGIA, allowing OU Spirit to interconnect to the transmission grid, subject to certain conditions. In connection with the interim LGIA, the Company posted a letter of credit with the SPP of approximately $10.9 million related to the costs of upgrades required for the Company to obtain transmission service from its new OU Spirit wind farm. The SPP filed the interim LGIA with the FERC on June 29, 2009. The regulations provide that the FERC has 60 days to act on the interim LGIA. The Company expects to have a final LGIA in place in late 2009 or early 2010. The Company also expects to file testimony and supporting documentation with the OCC seeking pre-approval to construct OU Spirit and recovery of the costs associated with OU Spirit in the third quarter of 2009.

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

Renewable Energy Filing

The Company announced in October 2007 its goal to increase its wind power generation over the following four years from its current 170 MWs to 770 MWs and, as part of this plan, on December 8, 2008, the Company issued a request for proposal (“RFP”) to wind developers for construction of up to 300 MWs of new capability. In June 2009, the Company announced that it had selected a short list of bidders for a total of 430 MWs and that is was considering acquiring more than the approximately 300 MWs of wind energy originally contemplated in the initial RFP. The actual amount of wind energy selected will depend on both the result of negotiations with the short list of bidders expected to be completed in the third quarter of 2009 and the approval by the OCC. Currently, in the short list of bidders, the Company is considering power purchase agreements and an agreement whereby a third party would build a wind farm that the Company would then purchase and own. The Company expects to file separate applications with the OCC for each wind development agreement approved by the Company seeking recovery of the costs associated with these projects in the third quarter of 2009. The Company intends to add the new wind generation to its power-generation portfolio no later than the end of 2010.

2009 Outlook

OGE Energy’s 2009 earnings guidance remains unchanged and includes $177 million to $191 million of net income for the Company. The key factors and assumptions underlying this guidance have been updated to reflect current economic conditions and other developments and are discussed below.

Key factors and assumptions for 2009 include:

•

Total anticipated gross margin of approximately $950 to $960 million assuming normal weather patterns for the remainder of the year and retail electric sales increases of approximately 1.0 percent on a weather adjusted basis;

•

Operating expenses of approximately $610 million to $620 million compared to previous assumption of $595 million to $610 million. The increase in operating expenses is primarily due to the implementation of system hardening and smart grid programs approved by the OCC for recovery;

•

Other income of approximately $22 to $25 million primarily due to the allowance for equity funds used during construction associated with the construction of OU Spirit and the related transmission line;

•	Interest expense of approximately $95 million to $98 million remains unchanged; and
•	An effective tax rate of approximately 30 percent remains unchanged.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings or slight losses in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three and six months ended June 30, 2009 as compared to the same period in 2008 and the Company’s financial position at June 30, 2009. Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Operating income	$96.5	$70.7	$115.3	$70.0
Net income	$56.4	$30.9	$57.7	$19.6

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Operations as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008
Operating revenues	$425.3	$520.7	$762.0	$907.1
Cost of goods sold	188.3	312.7	359.3	553.3
Gross margin on revenues	237.0	208.0	402.7	353.8
Other operation and maintenance	77.9	85.8	163.2	180.1
Depreciation and amortization	46.0	36.9	91.5	73.2
Impairment of assets	0.3	---	0.3	---
Taxes other than income	16.3	14.6	32.4	30.5
Operating income	96.5	70.7	115.3	70.0
Interest income	0.3	0.7	0.8	1.0
Allowance for equity funds used during construction	3.9	---	5.2	---
Other income (loss)	4.2	(0.5)	8.8	1.8
Other expense	0.7	10.2	1.2	10.9
Interest expense	23.2	17.0	47.5	36.5
Income tax expense	24.6	12.8	23.7	5.8
Net income	$56.4	$30.9	$57.7	$19.6
Operating revenues by classification
Residential	$167.6	$185.3	$303.9	$331.7
Commercial	112.3	126.6	191.7	216.0
Industrial	43.0	59.9	75.8	106.5
Oilfield	33.2	40.1	62.1	72.7
Public authorities and street light	41.3	51.6	72.8	87.7
Sales for resale	12.0	16.5	24.7	31.8
Provision for rate refund	(0.4)	---	(0.6)	---
System sales revenues	409.0	480.0	730.4	846.4
Off-system sales revenues	8.6	33.2	14.5	45.5
Other	7.7	7.5	17.1	15.2
Total operating revenues	$425.3	$520.7	$762.0	$907.1
MWH (A) sales by classification (in millions)
Residential	2.1	2.0	4.1	4.2
Commercial	1.7	1.7	3.1	3.1
Industrial	0.8	1.0	1.7	2.0
Oilfield	0.7	0.7	1.4	1.4
Public authorities and street light	0.8	0.8	1.4	1.4
Sales for resale	0.3	0.3	0.6	0.7
System sales	6.4	6.5	12.3	12.8
Off-system sales	0.3	0.5	0.5	0.7
Total sales	6.7	7.0	12.8	13.5
Number of customers	773,436	766,407	773,436	766,407
Average cost of energy per KWH (B) – cents
Natural gas	3.310	10.412	3.519	8.996
Coal	1.778	1.166	1.659	1.124
Total fuel	2.340	3.718	2.285	3.435
Total fuel and purchased power	2.624	4.166	2.601	3.816
Degree days (C)
Heating - Actual	254	220	1,929	2,034
Heating - Normal	236	236	2,199	2,218
Cooling - Actual	637	721	660	733
Cooling - Normal	547	547	555	556
(A)	Megawatt-hour.
(B)	Kilowatt-hour.
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

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Operating Income

The Company’s operating income increased approximately $25.8 million during the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin and lower operation and maintenance expenses partially offset by higher depreciation and amortization expense.

Gross Margin

Gross margin was approximately $237.0 million during the three months ended June 30, 2009 as compared to approximately $208.0 million during the same period in 2008, an increase of approximately $29.0 million, or 13.9 percent. The gross margin increased primarily due to:

•	new revenues from the Redbud Facility rider, which increased the gross margin by approximately $19.1 million;
•	warmer weather in the Company’s service territory primarily in June 2009 as compared to the same period in 2008, which increased the gross margin by approximately $4.2 million;
•	new revenues from the storm cost recovery rider, which increased the gross margin by approximately $2.2 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $1.7 million;
•	increased price variance due to sales and customer mix, which increased the gross margin by approximately $1.5 million; and
•	new revenues from the Arkansas rate increase, which increased the gross margin by approximately $1.1 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $147.9 million during the three months ended June 30, 2009 as compared to approximately $249.6 million during the same period in 2008, a decrease of approximately $101.7 million, or 40.7 percent, primarily due to lower natural gas prices. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were approximately $40.0 million during the three months ended June 30, 2009 as compared to approximately $63.0 million during the same period in 2008, a decrease of approximately $23.0 million, or 36.5 percent, primarily due to the termination of the purchase power agreement with the Redbud Facility following the Company’s purchase of the Redbud Facility in September 2008.

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

Operating Expenses

Other operation and maintenance expenses were approximately $77.9 million during the three months ended June 30, 2009 as compared to approximately $85.8 million during the same period in 2008, a decrease of approximately $7.9 million, or 9.2 percent. The decrease in other operation and maintenance expenses was primarily due to:

•	an increase in capitalized labor in the second quarter of 2009 as compared to the same period in 2008, which decreased other operation and maintenance expenses by approximately $4.7 million;
•

a decrease of approximately $3.2 million due to the reclassification of 2006 and 2007 pension settlement costs to a regulatory asset due to the Arkansas rate case settlement as discussed in Note 1 of Notes to Condensed Financial Statements;

•

a decrease of approximately $2.1 million in contract technical and construction services and materials and supplies expense attributable to decreased spending on overhauls at some of the Company’s power plants during the second quarter of 2009 as compared  to the same period in 2008; and

•	a decrease of approximately $1.7 million in fleet transportation expense primarily due to lower fuel costs in 2009.

These decreases in other operation and maintenance expenses were partially offset by:

•	an increase of approximately $1.8 million in salaries and wages expense primarily due to hiring additional employees to support the Company’s operations as well as salary increases in 2009;
•	an increase of approximately $1.3 million due to the Company’s demand-side management initiatives, which expenses are being recovered through a rider; and
•	an increase of approximately $1.1 million due to increased bad debt expense.

Depreciation and amortization expense was approximately $46.0 million during the three months ended June 30, 2009 as compared to approximately $36.9 million during the same period in 2008, an increase of approximately $9.1 million, or 24.7 percent, primarily due to additional assets, including the Redbud Facility, being placed into service after the second quarter of 2008 and amortization of the Oklahoma storm costs that are currently recorded as a regulatory asset (see Note 1 of Notes to Condensed Financial Statements).

Taxes other than income were approximately $16.3 million during the three months ended June 30, 2009 as compared to approximately $14.6 million during the same period in 2008, an increase of approximately $1.7 million, or 11.6 percent, primarily due to higher ad valorem taxes.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction (“AEFUDC”) was approximately $3.9 million during the three months ended June 30, 2009. There was no AEFUDC during the same period in 2008. The increase in AEFUDC was primarily due to construction costs associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company.

Other Income (Loss). Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $4.2 million during the three months ended June 30, 2009 as compared to a loss of approximately $0.5 million during the same period in 2008, an increase in other income of approximately $4.7 million. Approximately $2.5 million of the increase in other income related to the benefit associated with the tax gross-up of AEFUDC and approximately $2.1 million of the increase in other income was due to more customers participating in the guaranteed flat bill program and lower than expected usage resulting from milder weather during the second quarter of 2009 as compared to the same period in 2008.

Other Expense. Other expense includes, among other things, expenses from losses on the sale and retirement of assets, miscellaneous charitable donations, expenditures of certain civic, political and related activities and miscellaneous deductions and expenses. Other expense was approximately $0.7 million during the three months ended June 30, 2009 as compared to approximately $10.2 million during the same period in 2008, a decrease of approximately $9.5 million, or 93.1 percent, primarily due to 2008 write-downs of approximately $7.7 million for deferred costs associated with the cancelled Red Rock power plant and approximately $1.5 million associated with the 2007 and 2006 storm costs.

Interest Expense. Interest expense was approximately $23.2 million during the three months ended June 30, 2009 as compared to approximately $17.0 million during the same period in 2008, an increase of approximately $6.2 million, or 36.5 percent. The increase in interest expense was primarily due to an increase of approximately $8.7 million in interest expense related to the issuances of long-term debt during the third and fourth quarters of 2008. This increase in interest expense was partially offset by:

•

a decrease of approximately $1.6 million related to interest on short-term debt primarily due to lower short-term borrowings in 2009 due to the issuance of long-term debt by the Company during the third and fourth quarters of 2008; and

•	a increase of approximately $1.0 million primarily due to a higher allowance for borrowed funds used during construction.

Income Tax Expense. Income tax expense was approximately $24.6 million during the three months ended June 30, 2009 as compared to approximately $12.8 million during the same period in 2008, an increase of approximately $11.8 million, or 92.2 percent, primarily due to higher pre-tax income in the second quarter of 2009 as compared to the same period in 2008 partially offset by an increase in Oklahoma investment tax credits in the second quarter of 2009 as compared to the same period in 2008.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Operating Income

The Company’s operating income increased approximately $45.3 million during the six months ended June 30, 2009 as compared to the same period in 2008 primarily due to a higher gross margin and lower operation and maintenance expenses partially offset by higher depreciation and amortization expense.

Gross Margin

Gross margin was approximately $402.7 million during the six months ended June 30, 2009 as compared to approximately $353.8 million during the same period in 2008, an increase of approximately $48.9 million, or 13.8 percent. The gross margin increased primarily due to:

•	new revenues from the Redbud Facility rider, which increased the gross margin by approximately $36.1 million;
•	increased price variance due to sales and customer mix, which increased the gross margin by approximately $7.5 million;
•	new revenues from the storm cost recovery rider, which increased the gross margin by approximately $4.5 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $3.4 million;
•	increased transmission revenues due to higher transmission volumes and increased rates due to the FERC formula rate tariff filing, which increased the gross margin by approximately $1.2 million; and
•	new revenues from the Arkansas rate increase, which increased the gross margin by approximately $1.1 million.

These increases in gross margin were partially offset by:

•	decreased demand and related revenues by non-residential customers in the Company’s service territory, which decreased the gross margin by approximately $2.2 million;
•

milder weather in the Company’s service territory, resulting in an approximate five percent decrease in heating degree days and an approximate ten percent decrease in cooling degree days compared to the same period in 2008, which decreased the gross margin by approximately $1.7 million; and

•	lower off-system sales of approximately $1.0 million primarily due to decreased sales in the energy imbalance service market.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $278.2 million during the six months ended June 30, 2009 as compared to approximately $436.2 million during the same period in 2008, a decrease of approximately $158.0 million, or 36.2 percent, primarily due to lower natural gas prices. Purchased power costs were approximately $80.1 million during the six months ended June 30, 2009 as compared to approximately $116.6 million during the same period in 2008, a decrease of approximately $36.5 million, or 31.3 percent, primarily due to the termination of the purchase power agreement with the Redbud Facility following the Company’s purchase of the Redbud Facility in September 2008.

Operating Expenses

Other operation and maintenance expenses were approximately $163.2 million during the six months ended June 30, 2009 as compared to approximately $180.1 million during the same period in 2008, a decrease of approximately $16.9 million, or 9.4 percent. The decrease in other operation and maintenance expenses was primarily due to:

•

a decrease of approximately $9.5 million due to a correction of the over-capitalization of certain payroll, benefits, other employee related costs and overhead costs in previous years in March 2008, as discussed in Note 2 of Notes to Condensed Financial Statements;

•

a decrease of approximately $4.8 million in contract technical and construction services and materials and supplies expense attributable to decreased spending on overhauls at some of the Company’s power plants during the first six months of 2009 as compared to the same period in 2008;

•	an increase in capitalized labor in the first six months of 2009 as compared to the same period in 2008, which decreased other operation and maintenance expenses by approximately $3.7 million;
•

a decrease of approximately $3.2 million due to the reclassification of 2006 and 2007 pension settlement costs to a regulatory asset due to the Arkansas rate case settlement, as discussed in Note 1 of Notes to Condensed Financial Statements;

•	a decrease of approximately $1.8 million in fleet transportation expense primarily due to lower fuel costs in 2009; and
•	a decrease of approximately $1.7 million in professional services expense primarily due to lower legal expenses in the first six months of 2009 as compared to the same period in 2008.

These decreases in other operation and maintenance expenses were partially offset by:

•	an increase of approximately $4.0 million in salaries and wages expense primarily due to hiring additional employees to support the Company’s operations as well as salary increases in 2009;
•	an increase of approximately $2.4 million due to increased bad debt expense;
•	an increase of approximately $1.7 million due to the Company’s demand-side management initiatives, which expenses are being recovered through a rider;
•	an increase of approximately $1.3 million due to increased spending on vegetation management; and
•	an increase of approximately $1.2 million in medical and dental expenses.

Depreciation and amortization expense was approximately $91.5 million during the six months ended June 30, 2009 as compared to approximately $73.2 million during the same period in 2008, an increase of approximately $18.3 million, or 25.0 percent, primarily due to additional assets, including the Redbud Facility, being placed into service after the first six months of 2008 and amortization of the Oklahoma storm costs that are currently recorded as a regulatory asset (see Note 1 of Notes to Condensed Financial Statements).

Taxes other than income was approximately $32.4 million during the six months ended June 30, 2009 as compared to approximately $30.5 million during the same period in 2008, an increase of approximately $1.9 million, or 6.2 percent, primarily due to higher ad valorem taxes.

Additional Information

Allowance for Equity Funds Used During Construction. AEFUDC was approximately $5.2 million during the six months ended June 30, 2009. There was no AEFUDC during the same period in 2008. The increase in AEFUDC was primarily due to construction costs associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company.

Other Income. Other income was approximately $8.8 million during the six months ended June 30, 2009 as compared to approximately $1.8 million during the same period in 2008, an increase of approximately $7.0 million. Approximately $3.7 million of the increase in other income was due to more customers participating in the guaranteed flat bill program and lower than expected usage resulting from milder weather during the first six months of 2009 as compared to the same period in 2008, and approximately $3.3 million of the increase in other income related to the benefit associated with the tax gross-up of AEFUDC.

Other Expense. Other expense was approximately $1.2 million during the six months ended June 30, 2009 as compared to approximately $10.9 million during the same period of 2008, a decrease of approximately $9.7 million, or 89.0 percent, primarily due to 2008 write-downs of approximately $7.7 million for deferred costs associated with the cancelled Red Rock power plant and approximately $1.5 million associated with the 2007 and 2006 storm costs.

Interest Expense. Interest expense was approximately $47.5 million during the six months ended June 30, 2009 as compared to approximately $36.5 million during the same period in 2008, an increase of approximately $11.0 million, or 30.1 percent. The increase in interest expense was primarily due to an increase of approximately $18.4 million in interest expense related to the issuances of long-term debt during the third and fourth quarters of 2008. This increase in interest expense was partially offset by:

•

a decrease of approximately $3.2 million related to interest on short-term debt primarily due to lower short-term borrowings in 2009 due to the issuance of long-term debt by the Company during the third and fourth quarters of 2008;

•	a decrease of approximately $2.4 million due to the settlement of treasury lock agreements the Company entered into related to the issuance of long-term debt by the Company in January 2008; and
•	a decrease of approximately $1.4 million due to a higher allowance for borrowed funds used during construction.

Income Tax Expense. Income tax expense was approximately $23.7 million during the six months ended June 30, 2009 as compared to approximately $5.8 million during the same period in 2008, an increase of approximately $17.9 million, primarily due to higher pre-tax income in the first six months of 2009 as compared to the same period in 2008 partially offset by an increase in Federal renewable energy credits and Oklahoma investment tax credits in the first six months of 2009 as compared to the same period in 2008.

Financial Condition

The balance of Cash and Cash Equivalents was approximately $4.3 million and $50.7 million at June 30, 2009 and December 31, 2008, respectively, a decrease of approximately $46.4 million, or 91.5 percent. See “Cash Flows” for a discussion of the changes in Cash and Cash Equivalents.

The balance of Accrued Unbilled Revenues was approximately $73.6 million and $47.0 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $26.6 million, or 56.6 percent, primarily due to higher usage by the Company’s customers and higher seasonal electric rates.

The balance of Fuel Inventories was approximately $94.1 million and $56.6 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $37.5 million, or 66.3 percent, primarily due to a higher coal inventory balance due to higher average prices and planned outages at one of the Company’s coal-fired power plants.

The balance of Fuel Clause Under Recoveries was approximately $0.1 million and $24.0 million at June 30, 2009 and December 31, 2008, respectively, a decrease of approximately $23.9 million, or 99.6 percent, primarily due to the fact that the amount billed to retail customers at June 30, 2009 was higher than the Company’s cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.

The balance of Construction Work in Progress was approximately $392.5 million and $169.1 million at June 30, 2009 and December 31, 2008, respectively, an increase of approximately $223.4 million, primarily due to costs associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company.

The balance of Short-Term Debt was approximately $84.2 million at June 30, 2009 with no balance at December 31, 2008, primarily due to increased borrowings under the Company’s revolving credit agreement to fund new construction projects associated with OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company.

The balance of Accounts Payable - Other was approximately $133.1 million and $105.0 million at June 30, 2009 and December 31, 2009, respectively, an increase of approximately $28.1 million, or 26.8 percent, primarily due to accrued expenses related to OU Spirit.

The balance of Fuel Clause Over Recoveries was approximately $127.4 million and $8.6 million at June 30, 2009 and December 31, 2009, respectively, an increase of approximately $118.8 million, primarily due to the fact that the amount billed to retail customers at June 30, 2009 was higher than the Company’s cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills. As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel cost when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances. As part of the OCC order in the Company’s Oklahoma rate case, the Company will refund approximately $137.9 million in fuel clause over recoveries to its Oklahoma customers over the next 12 months.

The balance of Accrued Benefit Obligations was approximately $230.0 million and $261.9 million at June 30, 2009 and December 31, 2009, respectively, a decrease of approximately $31.9 million, or 12.2 percent, primarily due to pension plan contributions by OGE Energy during the second quarter of 2009.

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

At June 30, 2009, the Company had approximately $4.3 million of cash and cash equivalents. At June 30, 2009, the Company had approximately $293.7 million of net available liquidity under its revolving credit agreement.

Cash Flows

Six Months Ended June 30(In millions)	2009	2008
Net cash provided from (used in) operating activities	$201.2	$(87.1)
Net cash used in investing activities	(342.2)	(146.3)
Net cash provided from financing activities	94.6	233.4

The increase of approximately $288.3 million in net cash provided from operating activities during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to:

•	higher fuel recoveries during the six months ended June 30, 2009 as compared to the same period in 2008;
•	cash received during the six months ended June 30, 2009 from the implementation of the Redbud Facility rider in the third quarter of 2008; and

•	payments made by the Company in the first quarter of 2008 related to the December 2007 ice storm.

The increase of approximately $195.9 million in net cash used in investing activities during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily related to higher levels of capital expenditures primarily related to OU Spirit and the extra high voltage transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma being constructed by the Company. The decrease of approximately $138.8 million in net cash provided from financing activities during the six months ended June 30, 2009 as compared to the same period in 2008 primarily related to proceeds received from the issuance of long-term debt in January 2008 partially offset by higher levels of short-term debt in the first six months of 2009.

Future Capital Requirements

Capital Expenditures

The Company’s estimates of capital expenditures are approximately: 2009 - $620.2 million, 2010 - $490.8 million, 2011 - $488.7 million, 2012 - $407.1 million, 2013 - $372.6 million and 2014 - $344.0 million. These capital expenditures represent the base maintenance capital expenditures (i.e. capital expenditures to maintain and operate the Company’s business) plus capital expenditures for known and committed projects (collectively referred to as the “Base Capital Expenditure Plan”). The table below summarizes the capital expenditures by category:

(In millions)	Total	2009	2010-2011	2012-2013	2014
Base Transmission and Distribution	$1,298.2	$190.8	$469.6	$425.3	$212.5
Base Generation	289.9	38.1	88.6	106.9	56.3
Other	129.8	12.2	44.6	47.8	25.2
Total Base Transmission, Distribution,
Generation and Other	1,717.9	241.1	602.8	580.0	294.0
Known and Committed Projects:
SmartPower Program	17.9	5.7	12.2	---	---
Sunnyside-Hugo (345 kV)	120.0	0.8	83.4	35.8	---
Sooner-Rose Hill (345 kV)	68.0	1.0	67.0	---	---
Oklahoma City, OK to Woodward, OK (345 kV)	183.5	161.5	22.0	---	---
System Hardening	35.3	3.8	31.5	---	---
OU Spirit	226.8	206.3	20.5	---	---
Balanced Portfolio 3E Projects	303.0	---	100.5	152.5	50.0
Other	51.0	---	39.6	11.4	---
Total Known and Committed Projects	1,005.5	379.1	376.7	199.7	50.0
Total (A)	$2,723.4	$620.2	$979.5	$779.7	$344.0

(A) The Base Capital Expenditure Plan above excludes any environmental expenditures associated with Best Available Retrofit Technology (“BART”) requirements due to the uncertainty regarding BART costs (see Note 11 of Notes to Condensed Financial Statements for a further discussion).

Additional capital expenditures beyond those identified in the chart above, including incremental growth opportunities in transmission assets and wind generation assets, will be evaluated based upon the financial viability of the projects assuming they are financed via the conservative capital structure.

Pension Plan Funding

OGE Energy previously disclosed in its 2008 Form 10-K that it may contribute up to $50 million to its pension plan during 2009, of which approximately $47 million is expected to be the Company’s portion. In the second quarter of 2009, OGE Energy contributed approximately $40 million to its pension plan, of which approximately $37.6 million was the Company’s portion. OGE Energy currently expects to contribute an additional $10 million to its pension plan during the remainder of 2009. Any remaining contributions to the pension plan during 2009 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

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

Short-Term Debt

Short-term borrowings generally are used to meet working capital requirements. At June 30, 2009, the Company had approximately $84.2 million in outstanding commercial paper borrowings and no outstanding borrowings under its revolving credit agreement. At December 31, 2008, the Company had no outstanding borrowings under its revolving credit agreement and no outstanding commercial paper borrowings. At June 30, 2009 and December 31, 2008, the Company had approximately $23.4 million and $17.6 million, respectively, in outstanding advances from OGE Energy. The following table provides information regarding OGE Energy’s and the Company’s revolving credit agreements and available cash at June 30, 2009.

Revolving Credit Agreements and Available Cash (In millions)
	Aggregate	Amount	Weighted-Average
Entity	Commitment	Outstanding	Interest Rate	Maturity
OGE Energy	$596.0	$298.0	0.54%	December 6, 2012
The Company	389.0	95.3	0.50%	December 6, 2012
	985.0	393.3	0.53%
Cash	4.3	N/A	N/A	N/A
Total	$989.3	$393.3	0.53%

OGE Energy’s and the Company’s ability to access the commercial paper market was adversely impacted in late 2008 and early 2009 by the market turmoil that began in September 2008. Accordingly, in order to ensure the availability of funds, OGE Energy and the Company utilized borrowings under their revolving credit agreements. During the second quarter of 2009, the commercial paper market became more accessible and, therefore, OGE Energy and the Company began utilizing the commercial paper market. Also, the Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2009 and ending December 31, 2010. See Note 9 of Notes to Condensed Financial Statements for a discussion of OGE Energy’s and the Company’s short-term debt activity.

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

On October 20, 2006, the District Court of Wyoming ruled on Grynberg’s district court appeal, following and confirming the recommendation of the special master dismissing all claims against Enogex Inc., Enogex Services Corp., Transok, Inc. and the Company, for lack of subject matter jurisdiction. Judgment was entered on November 17, 2006. The defendants filed motions for attorneys’ fees and other legal costs on various bases. A hearing on these motions was held on April 24, 2007, at which time the judge took these motions under advisement. On November 15, 2006, Grynberg filed appeals with the Tenth Circuit Court of Appeals. Briefing on the Tenth Circuit appeals was completed by Grynberg and defendants and oral arguments were made to the Tenth Circuit Court on September 25, 2008. On March 17, 2009, the Tenth Circuit Court of Appeals affirmed the October 2006 order of the District Court of Wyoming dismissing the complaints against all gas defendants, including all Company parties. On April 14, 2009, Grynberg filed a petition for rehearing in the Tenth Circuit Court of Appeals. By order dated May 4, 2009, the Tenth Circuit Court denied Grynberg’s request for rehearing. The Company continues to vigorously defend this action and is optimistic that with the affirmation of the ruling in the defendants’ favor by the Tenth Circuit Court this case will end, or will ultimately be upheld in any further appeals; however the Company is unable to predict with certainty the timing and outcome of a further appeal nor estimate the amount or range of potential loss to the Company if the outcome of the appeal is unfavorable.

2.         Franchise Fee Lawsuit. On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  The Company’s motion for summary judgment was denied by the trial judge.  The Company filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorized the Company to collect the challenged franchise fee charges. A procedural schedule and notice requirements for the matter were established by the OCC on December 4, 2008.  On March 10, 2009, the Oklahoma Attorney General, the Company, OG&E Shareholders Association and the Staff of the Public Utility Division of the OCC all filed briefs arguing that the application should be dismissed. A hearing on the motions to dismiss was held before an administrative law judge (“ALJ”) on March 26, 2009. On June 30, 2009, the ALJ issued a report recommending that the application be dismissed. On July 9, 2009, the applicants filed a Notice of Appeal and a hearing on this matter is scheduled for August 12, 2009. The Company believes that this case is without merit.

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

There also is growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases including, most significantly, carbon dioxide.  This concern has led to increased interest in legislation and regulation at the Federal level, actions at the state level, litigation relating to greenhouse gas emissions and pressure for greenhouse gas emission reductions from investor organizations and the international community.  On April 17, 2009, the U.S. Environmental Protection Agency (“EPA”) issued a proposed finding that greenhouse gases contribute to air pollution that may endanger public health or welfare.  The proposed finding identified six greenhouse gases that pose a potential threat: carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride.  The EPA is considering public comments on the proposed finding. In June 2009, the American Clean Energy and Security Act of 2009 (sometimes referred to as the Waxman-Markey global climate change bill) was passed in the U.S. House of Representatives. The bill includes many provisions that would potentially have a significant impact on the Company and its customers. The bill proposes a cap and trade regime, a renewable portfolio standard, electric efficiency standards, revised transmission policy and mandated investments in plug-in hybrid infrastructure and smart grid technology. It is uncertain at this time whether, and in what form, this legislation will be adopted by the U.S. Senate. Both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business.

On March 10, 2009, the EPA proposed the first comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States. The new reporting requirements would apply to suppliers of fossil fuel and industrial chemicals, manufacturers of motor vehicles and engines, as well as large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain Company facilities. The outcome of this regulation is uncertain at this time. Compliance with the proposed greenhouse gas reporting regulation could result in significant capital expenditures by the Company and a significant increase in its cost of conducting business. The current proposed effective date for gathering the data is January 2010 with the first mandatory reporting date as 2011.

Oklahoma and Arkansas have not, at this time, established any mandatory programs to regulate carbon dioxide and other greenhouse gases. However, government officials in these states have declared support for state and Federal action on climate change issues.

Item 6. Exhibits.

Exhibit No.	Description

10.01

Change of Control Agreement dated May 5, 2009 between OGE Energy and Sean Trauschke. (Filed as Exhibit 10.01 to OGE Energy’s Form 8-K filed May 27, 2009 (File No. 1-12579) and incorporated by reference herein)

10.02

Form of Change of Control Agreement with future officers of the Company. (Filed as Exhibit 10.02 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12579) and incorporated by reference herein)

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

August 5, 2009