Form 10-Q
period 2010-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2010-05-06
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

At March 31, 2010, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

i

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions.  Actual results may vary materially. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” in Oklahoma Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•
other risk factors listed in the reports filed by the Company with the Securities and Exchange Commission including those listed in “Item 1A. Risk Factors” and in Exhibit 99.01 to the Company’s 2009 Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2010	2009
OPERATING REVENUES	$444.0	$336.7

COST OF GOODS SOLD (exclusive of depreciation and amortization
shown below)	250.8	171.0
Gross margin on revenues	193.2	165.7
Other operation and maintenance	93.9	85.3
Depreciation and amortization	49.7	45.5
Taxes other than income	17.7	16.1

OPERATING INCOME	31.9	18.8

OTHER INCOME (EXPENSE)
Interest income	---	0.5
Allowance for equity funds used during construction	2.3	1.3
Other income	2.5	4.6
Other expense	(0.6)	(0.5)
Net other income	4.2	5.9

INTEREST EXPENSE
Interest on long-term debt	24.1	24.2
Allowance for borrowed funds used during construction	(1.2)	(1.1)
Interest on short-term debt and other interest charges	1.3	1.2
Interest expense	24.2	24.3

INCOME BEFORE TAXES	11.9	0.4

INCOME TAX EXPENSE (BENEFIT)	10.7	(0.9)

NET INCOME	$1.2	$1.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
(In millions)	(Unaudited)

ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.3 and $1.7, respectively	$135.0	$145.9
Accrued unbilled revenues	46.3	57.2
Advances to parent	17.1	125.9
Fuel inventories	118.2	101.0
Materials and supplies, at average cost	75.0	73.5
Gas imbalances	0.1	0.1
Accumulated deferred tax assets	24.1	23.8
Fuel clause under recoveries	0.9	0.3
Prepayments	8.1	8.5
Other	6.1	7.6
Total current assets	430.9	543.8

OTHER PROPERTY AND INVESTMENTS, at cost	2.9	2.9

PROPERTY, PLANT AND EQUIPMENT
In service	6,836.9	6,623.7
Construction work in progress	111.7	259.9
Total property, plant and equipment	6,948.6	6,883.6
Less accumulated depreciation	2,440.3	2,416.0
Net property, plant and equipment	4,508.3	4,467.6

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	38.8	19.1
Benefit obligations regulatory asset	350.3	357.8
Unamortized loss on reacquired debt	16.2	16.5
Unamortized debt issuance costs	10.6	10.8
Other	63.6	59.6
Total deferred charges and other assets	479.5	463.8

TOTAL ASSETS	$5,421.6	$5,478.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

	March 31,	December 31,
	2010	2009
(In millions)	(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$2.3	$4.6
Accounts payable - other	110.7	137.2
Customer deposits	61.2	60.1
Accrued taxes	16.9	29.1
Accrued interest	20.2	40.4
Accrued compensation	20.6	26.3
Price risk management	0.9	---
Fuel clause over recoveries	157.0	187.5
Other	19.9	20.2
Total current liabilities	409.7	505.4

LONG-TERM DEBT	1,541.8	1,541.8

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	261.1	261.0
Accumulated deferred income taxes	959.6	931.2
Accumulated deferred investment tax credits	12.2	13.1
Accrued removal obligations, net	173.0	168.2
Price risk management	1.9	0.7
Other	38.0	32.4
Total deferred credits and other liabilities	1,445.8	1,406.6

Total liabilities	3,397.3	3,453.8

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDER’S EQUITY
Common stockholder’s equity	958.4	958.4
Retained earnings	1,067.5	1,066.3
Accumulated other comprehensive loss, net of tax	(1.6)	(0.4)
Total stockholder’s equity	2,024.3	2,024.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,421.6	$5,478.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated
		Premium		Other
	Common	on Capital	Retained	Comprehensive
(In millions)	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2008	$100.9	$857.5	$865.9	$ ---	$1,824.3
Comprehensive income
Net income for first quarter of 2009	---	---	1.3	---	1.3
Comprehensive income	---	---	1.3	---	1.3
Balance at March 31, 2009	$100.9	$857.5	$867.2	$ ---	$1,825.6

Balance at December 31, 2009	$100.9	$857.5	$1,066.3	$(0.4)	$2,024.3
Comprehensive income
Net income for first quarter of 2010	---	---	1.2	---	1.2
Other comprehensive loss, net of tax
Deferred hedging losses, net of tax (($2.1) pre-tax)	---	---	---	(1.2)	(1.2)
Other comprehensive loss	---	---	---	(1.2)	(1.2)
Comprehensive income (loss)	---	---	1.2	(1.2)	---
Balance at March 31, 2010	$100.9	$857.5	$1,067.5	$(1.6)	$2,024.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
(In millions)	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1.2	$1.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization		49.7	45.5
Deferred income taxes and investment tax credits, net		11.5	(0.9)
Allowance for equity funds used during construction		(2.3)	(1.3)
Other assets		3.8	6.6
Other liabilities		(4.9)	(5.0)
Change in certain current assets and liabilities
Accounts receivable, net		10.9	23.6
Accrued unbilled revenues		10.9	5.9
Fuel, materials and supplies inventories		(18.7)	(28.9)
Gas imbalance assets		---	0.5
Fuel clause under recoveries		(0.6)	24.0
Other current assets		1.1	0.4
Accounts payable		(1.9)	5.2
Accounts payable - affiliates		(2.3)	(2.2)
Income taxes payable - affiliates		87.8	0.8
Customer deposits		1.1	0.9
Accrued taxes		(12.2)	(12.5)
Accrued interest		(20.2)	(9.3)
Accrued compensation		(5.7)	(8.8)
Fuel clause over recoveries		(30.5)	64.4
Other current liabilities		(0.3)	(2.6)
Net Cash Provided from Operating Activities		78.4	107.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)		(99.6)	(172.6)
Proceeds from sale of assets		0.2	---
Net Cash Used in Investing Activities		(99.4)	(172.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term debt, net		21.0	71.5
Net Cash Provided from Financing Activities		21.0	71.5
NET CHANGE IN CASH AND CASH EQUIVALENTS		---	6.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		---	50.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$	---	$57.2

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

Basis of Presentation

The Condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to prevent the information presented from being misleading.

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at March 31, 2010 and December 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	March 31,	December 31,
(In millions)	2010	2009
Regulatory Assets
Benefit obligations regulatory asset	$350.3	$357.8
Income taxes recoverable from customers, net	38.8	19.1
Deferred storm expenses	30.5	28.0
Deferred pension plan expenses	17.0	18.1
Unamortized loss on reacquired debt	16.2	16.5
Red Rock deferred expenses	7.6	7.7
Fuel clause under recoveries	0.9	0.3
Miscellaneous	2.3	3.9
Total Regulatory Assets	$463.6	$451.4

Regulatory Liabilities
Accrued removal obligations, net	$173.0	$168.2
Fuel clause over recoveries	157.0	187.5
Miscellaneous	6.6	7.3
Total Regulatory Liabilities	$336.6	$363.0

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

Related Party Transactions

OGE Energy charged operating costs to the Company of approximately $23.5 million and $20.8 million during the three months ended March 31, 2010 and 2009, respectively.  OGE Energy charges operating costs to its subsidiaries based on several factors.  Operating costs directly related to specific subsidiaries are assigned to those subsidiaries.  Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, based primarily upon head-count, occupancy, usage or the “Distrigas” method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During both the three months ended March 31, 2010 and 2009, the Company recorded an expense from its affiliate, Enogex LLC and its subsidiaries (“Enogex”), of approximately $8.7 million for transporting gas to the Company’s natural gas-fired generating facilities.  During both the three months ended March 31, 2010 and 2009, the Company recorded an expense from Enogex of approximately $3.2 million for natural gas storage services.  During the three months ended March 31, 2010 and 2009, the Company also recorded natural gas purchases from its affiliate, OGE Energy Resources, Inc. (“OERI”) of approximately $14.3 million and $13.9 million, respectively.  Approximately $2.3 million and $4.7 million were recorded at March 31, 2010 and December 31, 2009, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

On July 1, 2009, the Company, Enogex and OERI entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at the Company resulting from the cost of generation associated with a wholesale power sales contract with the Oklahoma Municipal Power Authority (“OMPA”).  Enogex sold physical natural gas to OERI, and the Company entered into an offsetting natural gas swap with OERI.  These transactions are for approximately 50,000 million British thermal units (“MMBtu”) per month from August 2009 to December 2013 (see Note 4 for a further discussion).

During the three months ended March 31, 2010, the Company recorded interest income of less than $0.1 million from OGE Energy for advances made to OGE Energy from the Company.  There was no interest income for the three months ended March 31, 2009.

During both the three months ended March 31, 2010 and 2009, the Company recorded interest expense of less than $0.1 million for advances made by OGE Energy to the Company.  The interest rate charged on advances to the Company from OGE Energy approximates OGE Energy’s commercial paper rate.

During both the three months ended March 31, 2010 and 2009, the Company declared no dividends to OGE Energy.

2.         Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued “Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends previously issued accounting guidance in this area.  The new standard applies to entities involved with variable interest entities (“VIE”). The new standard changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires additional disclosures related to: (i) an entity’s involvement with VIE’s and (ii) any significant changes in risk exposure due to that involvement.  The new standard was effective for fiscal years beginning after November 15, 2009, and interim periods following initial adoption, with earlier application prohibited.  Upon initial application, prior periods are not required to be presented for comparative purposes.  The Company adopted this new standard effective January 1, 2010.  The adoption of this new standard did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in previously issued accounting guidance in this area.  The new standard requires additional disclosures related to: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (ii) presenting separate information about purchases, sales, issuances and settlements (on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  Also, the new standard clarifies the requirements of previously issued accounting guidance in this area related to: (i) a reporting entity’s need to use judgment in determining the appropriate classes of assets and liabilities and (ii) a reporting entity’s disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company adopted this new standard effective January 1, 2010 and has included the required disclosures in Note 3.

In February 2010, the FASB issued “Subsequent Events,” which amends previously issued guidance in this area.  The new standard is applicable to all entities.  The new standard: (i) updates the glossary to include the definition of an SEC filer and to remove the definition of a public entity, (ii) removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and (iii) clarifies that the scope of the reissuance disclosure requirements will include revised financial statements only, which are financial statements revised either as a result of the correction of an error or retrospective application of GAAP.  The new standard does not change the guidance provided in the previous statement related to disclosure requirements for non-SEC filers.  This new standard was effective upon issuance on February 24, 2010, at which time the Company adopted this new standard.

3.         Fair Value Measurements

At March 31, 2010 and December 31, 2009, the Company had no gross derivative assets measured at fair value on a recurring basis.  At March 31, 2010 and December 31, 2009, the Company had approximately $2.8 million and $0.7 million, respectively, of gross derivative liabilities measured at fair value on a recurring basis which are considered level 2 in the fair value hierarchy.

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

The Company utilizes the market approach in determining the fair value of its derivative positions by using either the New York Mercantile Exchange (“NYMEX”) published market prices, independent broker pricing data or broker/dealer valuations.  Over-the-counter derivatives with NYMEX based prices are considered Level 2 due to the impact of counterparty credit risk.

The impact to the fair value of derivatives due to credit risk is calculated using the probability of default based on Standard & Poor’s Ratings Services and/or internally generated ratings.  The fair value of derivative assets is adjusted for credit risk.  The fair value of derivative liabilities is adjusted for credit risk only if the impact is deemed material.

The following table is a summary of the fair value and carrying amount of the Company’s financial instruments, including derivative contracts related to the Company’s Price Risk Management (“PRM”) activities at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Price Risk Management Liabilities
Energy Derivative Contracts	$2.8	$2.8	$0.7	$0.7

Long-Term Debt
Senior Notes	$1,406.4	$1,477.2	$1,406.4	$1,492.1
Industrial Authority Bonds	135.4	135.4	135.4	135.4

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

Commodity Price Risk

The Company occasionally uses commodity price swap contracts to manage the Company’s commodity price risk exposures. The commodity price swap contracts involve the exchange of fixed price for floating price or rate payments over the life of the instrument without an exchange of the underlying commodity. Natural gas swaps are used to manage the Company’s natural gas exposure associated with a wholesale generation sales contract.

On July 1, 2009, the Company, Enogex and OERI entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at the Company resulting from the cost of generation associated with a wholesale power sales contract with the OMPA.  Enogex sold physical natural gas to OERI, and the Company entered into an offsetting natural gas swap with OERI.  These transactions are for approximately 50,000 MMBtu’s per month from August 2009 to December 2013.

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

At March 31, 2010 and December 31, 2009, the Company had no outstanding treasury lock agreements that were designated as cash flow hedges.

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

At March 31, 2010 and December 31, 2009, the Company had no outstanding commodity derivative instruments or treasury lock agreements that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

For derivative instruments that are not designated as either a cash flow or fair value hedge, the gain or loss on the derivative is recognized currently in earnings.

At March 31, 2010 and December 31, 2009, the Company had no material outstanding commodity derivative instruments that were not designated as either a cash flow or fair value hedge.

Credit-Risk Related Contingent Features in Derivative Instruments

At March 31, 2010, the Company had no derivative instruments that contain credit-risk related contingent features.

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

The Company recorded compensation expense of approximately $0.5 million pre-tax ($0.3 million after tax) and approximately $0.3 million pre-tax ($0.2 million after tax) during the three months ended March 31, 2010 and 2009, respectively, related to the Company’s portion of OGE Energy’s share-based payments.

During the three months ended March 31, 2010, OGE Energy awarded 213,533 performance units based on total shareholder return (“TSR”) and 71,179 performance units based on earnings per share (“EPS”) with a grant date fair value of $39.43 and $32.44, respectively, to certain employees of OGE Energy and its subsidiaries, of which 41,810 performance units based on TSR and 13,938 performance units based on EPS were awarded to certain employees of the Company.  Also, during the three months ended March 31, 2010, OGE Energy converted 105,103 performance units based on a payout ratio of 120.69 percent of the target number of performance units granted in February 2007, of which 24,868 performance units related to the Company’s employees.

OGE Energy issues new shares to satisfy stock option exercises and payouts of earned performance units.  During the three months ended March 31, 2010, there were 138,933 shares of common stock issued pursuant to OGE Energy’s Plans related to exercised stock options and payouts of earned performance units, of which 32,624 shares, respectively, related to the Company’s employees.

6.         Accumulated Other Comprehensive Loss

The balance of Accumulated Other Comprehensive Loss was approximately $1.6 million and $0.4 million at March 31, 2010 and December 31, 2009, respectively, related to deferred hedging activity.

7.         Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2006 or state and local tax examinations by tax authorities for years prior to 2002. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its Federal investment tax credits on a ratable basis throughout the year. This ratable amortization results in a larger percentage reconciling item related to these credits during the first quarter when the Company historically experiences decreased book income.  The Company earns both Federal and Oklahoma state tax credits associated with the production from its 120 megawatt (“MW”) wind farm in northwestern Oklahoma and its 101 MW OU Spirit wind farm in western Oklahoma (“OU Spirit”) as well as earning

Oklahoma state tax credits associated with the Company’s investment in its electric generating facilities which further reduce the Company’s effective tax rate.

The Company estimated a Federal tax net operating loss for 2009 primarily caused by the accelerated tax depreciation provisions contained within the American Recovery and Reinvestment Act of 2009 (“ARRA”).  ARRA allowed a current deduction for 50 percent of the cost of certain property placed into service during 2009.  This tax loss resulted in an approximate $30 million current income tax receivable related to the 2009 tax year.  On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law by the President.  This new law provided for a five-year carry back of net operating losses incurred in 2008 or 2009.  This expanded carryback period enabled the Company to carry back the entire 2009 tax loss. A carryback claim was filed in March 2010 and a refund of approximately $30 million was received by the Company in April 2010.

Medicare Part D Subsidy

On March 23, 2010, the Patient Protection and Affordable Care Act of 2009 (the “Patient Protection Act”) was signed into law, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act” and, together with Patient Protection Act, the “Acts”), which makes various amendments to certain aspects of the Patient Protection Act, was signed into law.  The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D.

The federal subsidy paid to employers was introduced as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”).  OGE Energy has been recognizing the federal subsidy since 2005 related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the Medicare Act, the federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.

Under the Acts, beginning in 2013 an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under U.S. GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As retiree healthcare liabilities and related tax impacts are already reflected in OGE Energy’s Condensed Consolidated Financial Statements, OGE Energy recognized a one-time, non-cash charge of approximately $11.4 million during the quarter ended March 31, 2010 for the write-off of previously recognized tax benefits relating to Medicare Part D subsidies to reflect the change in the tax treatment of the federal subsidy, of which approximately $7.0 million was the Company’s portion.

8.           Long-Term Debt

At March 31, 2010, the Company was in compliance with all of its debt agreements.

The Company has three series of variable-rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity.  The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows (dollars in millions):

SERIES	DATE DUE	AMOUNT
0.30% - 0.40%	Garfield Industrial Authority, January 1, 2025	$47.0
0.35% - 0.52%	Muskogee Industrial Authority, January 1, 2025	32.4
0.33% - 0.49%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

All of these Bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase.  The bond holders, on any business day, can request repayment of the Bond by delivering an irrevocable notice to the tender agent stating the principal amount of the Bond, payment instructions for the purchase price and the business day the Bond is to be purchased.  The repayment option may only be exercised by the holder of a Bond for the principal amount.  When a tender notice has been received by the trustee, a third party remarketing agent for the Bonds will attempt to remarket any Bonds tendered for purchase.  This process occurs once per week.  Since the original issuance of these series of Bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds.  If the remarketing agent is unable to remarket any such Bonds, the Company is obligated to repurchase such unremarketed Bonds.  As the Company has both the intent and ability to refinance the Bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the Bonds are classified as long-

term debt in the Company’s Condensed Financial Statements. The Company believes that it has sufficient liquidity to meet these obligations.

9.         Short-Term Debt and Credit Facility

At March 31, 2010 and December 31, 2009, there were approximately $17.1 million and $125.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy’s revolving credit amount.  This agreement has a termination date of January 9, 2012.  At March 31, 2010, there were approximately $8.3 million in intercompany borrowings under this agreement, which are included in the $17.1 million above.  The Company also has approximately $389.0 million of liquidity under a bank facility which is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At March 31, 2010, there was approximately $9.5 million supporting letters of credit.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at March 31, 2010.  At March 31, 2010, the Company had less than $0.1 million in cash and cash equivalents.

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

10.       Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the pension plan, the restoration of retirement income plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost
			Restoration of Retirement
	Pension Plan		Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2010	2009	2010		2009
Service cost	$2.6	$2.9	$	---	$	---
Interest cost	6.1	6.2		---		---
Return on plan assets	(8.6)	(6.6)		---		---
Amortization of net loss	3.9	4.6		---		---
Amortization of unrecognized prior service cost	0.6	0.2		0.1		0.1
Net periodic benefit cost (A)	$4.6	$7.3		$0.1		$0.1
(A) In addition to the approximately $4.7 million and $7.4 million of net periodic benefit cost recognized during the three months ended March 31, 2010 and 2009, respectively, the Company recognized an increase in pension expense during the three months ended March 31, 2010 of approximately $1.9 million and a reduction in pension expense of approximately $1.1 million during the three months ended March 31, 2009 to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2010	2009
Service cost	$0.8	$0.5
Interest cost	3.4	2.9
Return on plan assets	(1.7)	(1.6)
Amortization of transition obligation	0.6	0.7
Amortization of net loss	2.3	1.0
Amortization of unrecognized prior service cost	---	0.2
Net periodic benefit cost	$5.4	$3.7

Pension Plan Funding

OGE Energy previously disclosed in its 2009 Form 10-K that it may contribute up to $50 million to its pension plan during 2010, of which approximately $47 million is expected to be the Company’s portion.  In April 2010, OGE Energy contributed approximately $20 million to its pension plan, of which approximately $18.8 million was the Company’s portion.  OGE Energy currently expects to contribute an additional $30 million to its pension plan during the remainder of 2010.  Any remaining expected contributions to its pension plan during 2010 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

11.       Commitments and Contingencies

Except as set forth below and in Note 12, the circumstances set forth in Notes 12 and 13 to the Company’s Financial Statements included in the Company’s 2009 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Railcar Lease Agreement

At March 31, 2010, the Company had a noncancellable operating lease with purchase options, covering 1,462 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through the Company’s tariffs and fuel adjustment clauses.  At the end of the lease term, which is January 31, 2011, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If the Company chooses not to purchase the railcars or renew the lease agreement and the actual value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $31.5 million.

On February 10, 2009, the Company executed a short-term lease agreement for 270 railcars in accordance with new coal transportation contracts with BNSF Railway and Union Pacific.  These railcars were needed to replace railcars that have been taken out of service or destroyed.  The lease agreement expired with respect to 135 railcars on November 2, 2009 and was not replaced.  The lease agreement with respect to the remaining 135 railcars expired on March 5, 2010 and is now continuing on a month-to-month basis with a 30-day notice required by either party to terminate the agreement.

The Company is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Oxley Litigation

The Company has been sued by John C. Oxley D/B/A Oxley Petroleum et al. in the District Court of Haskell County, Oklahoma.  This case has been pending for more than 11 years.  The plaintiffs alleged that the Company breached the terms of contracts covering several wells by failing to purchase gas from the plaintiffs in amounts set forth in the contracts.  The plaintiffs’ most recent Statement of Claim describes approximately $2.7 million in take-or-pay damages  (including interest) and approximately $36 million in contract repudiation damages (including interest), subject to the limitation described below. In 2001, the Company agreed to provide the plaintiffs with approximately $5.8 million of consideration and the parties agreed to arbitrate the dispute. Consequently, the Company will only be liable for the amount, if any, of an arbitration award in excess of $5.8 million. The arbitration hearing was completed recently and the final briefs were provided to the arbitration panel on March 17, 2010.  A ruling by the panel is expected in the second quarter of 2010.  While the

Company cannot predict the precise outcome of the arbitration, based on the information known at this time, the Company believes that this lawsuit will not have a material adverse effect on the Company’s financial position or results of operations.

Natural Gas Measurement Cases

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

The class certification issues were briefed and argued by the parties in 2005 and proposed findings of facts and conclusions of law on class certification were filed in 2007.  On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court’s denial of class certification. On February 10, 2010 the court heard arguments on the rehearing request and by an order dated March 31, 2010, the court denied the plaintiffs’ request for rehearing.

OGE Energy intends to vigorously defend this action.  At this time, OGE Energy is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

Franchise Fee Lawsuit

On June 19, 2006, two of the Company’s customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law. The Company’s motion for summary judgment was denied by the trial judge.  The Company filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorizes the Company to collect the challenged franchise fee charges.  On March 10, 2009, the Oklahoma Attorney General, the Company, OG&E Shareholders Association and the Staff of the Public Utility Division of the OCC all filed briefs arguing that the application should be dismissed.  On December 9, 2009 the OCC issued an order dismissing the plaintiffs’ request for a modification of the 1994 OCC order which authorized the Company to collect and remit sales tax on franchise fee charges. In its December 9, 2009 order, the OCC advised the plaintiffs that the ruling does not address the question of whether the Company’s collection and remittance of such sales tax should be discontinued prospectively. On December 21, 2009, the plaintiffs filed a motion at the Oklahoma Supreme Court asking the court to deny the Company’s writ of prohibition and to remand the cause to the District Court. On December 29, 2009, the Oklahoma Supreme Court declared the plaintiffs’ motion moot. On January 27, 2010, the OCC Staff filed a motion asking the OCC to dismiss the cause and close the cause at the OCC.  On April 19, 2010, the OCC issued a final order dismissing with prejudice the applicants’ claims for recovery of previously paid taxes on franchise fees and approving the closing of this matter.

Environmental Matters

Water

The Company filed Oklahoma Pollutant Discharge Elimination permit renewal applications for its Muskogee, Mustang and Horseshoe Lake generating stations on March 4, 2009, April 3, 2009 and October 29, 2009, respectively, and have received draft permits for review. Preliminary comments have been submitted to the Oklahoma Department of Environmental Quality for the Company’s Mustang and Horseshoe Lake generating stations. The Muskogee generating station draft permit is currently being reviewed.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If in management’s opinion, the Company has incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Condensed Financial Statements.  Except as otherwise stated above, in Note 12 below, in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to the Company’s Financial Statements included in the Company’s 2009 Form 10-K and in Item 3 of that report, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.       Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 13 to the Company’s Financial Statements included in the Company’s 2009 Form 10-K appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

Windspeed Transmission Line Project

The Company filed an application on May 19, 2008 with the OCC requesting pre-approval to recover from Oklahoma customers the cost to construct a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma (“Windspeed”). The OCC subsequently authorized recovery at a construction cost of up to approximately $218 million, including allowance for funds used during construction (“AFUDC”).  At March 31, 2010, the construction costs and AFUDC incurred for the Windspeed transmission line were approximately $200.3 million and the final costs are expected to be less than $218 million.  The Windspeed transmission line was placed into service on March 31, 2010, with the recovery rider being implemented with the first billing cycle in April 2010.

Pending Regulatory Matters

Smart Grid Application

In February 2009, the ARRA was enacted into law. Several provisions of this law relate to issues of direct interest to the Company including, in particular, financial incentives to develop smart grid technology, transmission infrastructure and renewable energy.  After review of the ARRA, the Company filed a grant request on August 4, 2009 for $130 million with the U.S. Department of Energy (“DOE”) to be used for the Smart Grid application in the Company’s service territory.  On October 27, 2009, the Company received notification from the DOE that its grant had been accepted by the DOE for the full requested amount of $130 million, which will not be subject to income tax.  Receipt of the grant monies was contingent upon successful negotiations with the DOE on final details of the award.  On April 21, 2010, the Company and the DOE entered into a definitive agreement with regards to the award.  On March 15, 2010, the Company filed an application with the OCC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant.  A procedural schedule has not been established in this matter.

Separately, on November 30, 2009, the Company requested a grant with a 50 percent match of up to $5 million for a variety of types of smart grid training for the Company’s workforce.  In April 2010, the Company was notified that it was not a recipient of the training grant.

Long-Term Gas Supply Agreements

On February 26, 2010, the Company filed an application with the OCC requesting a waiver of the competitive bid rules to negotiate desired long-term gas purchase agreements.  A hearing is scheduled for May 13, 2010 in this matter.

Arkansas OU Spirit Application and Renewable Energy Filing

The Company expects to file an application with the APSC in May 2010, requesting approval to recover from Arkansas customers the cost of OU Spirit through a surcharge and approval to recover, through the fuel adjustment clause, the costs of purchasing power under two wind purchase power agreements totaling 280 MWs, which were signed in September 2009, as a result of a request for proposal issued by the Company in December 2008.  The agreements are both 20-year power purchase agreements, under which the developers are to build, own and operate the wind generating facilities and the Company will purchase their electric output.  The two wind farms are expected to be in service by the end of 2010.

Crossroads Wind Project Application

The Company signed memoranda of understanding in February 2010 for approximately 197.8 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind project (“Crossroads”) located in Dewey County, Oklahoma.  The Company will build, own and operate the wind farm, if approved by the OCC.  On April 8, 2010, the Company filed an application with the OCC requesting pre-approval of this project and a rider to recover from Oklahoma customers the costs to construct Crossroads.  A procedural schedule has not been established in this matter. Crossroads is expected to cost approximately $397.6 million with a related annual revenue requirement of approximately $40.0 million, of which approximately $34.5 million is the Oklahoma jurisdictional portion.

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

Executive Overview

Financial Strategy

OGE Energy’s mission is to fulfill its critical role in the nation’s electric utility and natural gas midstream pipeline infrastructure and meet individual customers’ needs for energy and related services in a safe, reliable and efficient manner. OGE Energy intends to execute its vision by focusing on its regulated electric utility business and unregulated midstream natural gas business.  OGE Energy intends to maintain the majority of its assets in the regulated utility business complemented by its natural gas pipeline business.

Summary of Operating Results

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

The Company reported net income of approximately $1.2 million and $1.3 million, respectively, during the three months ended March 31, 2010 and 2009, a decrease of approximately $0.1 million, or 7.7 percent, primarily due to higher operation and maintenance expense, higher depreciation and amortization expense and higher income tax expense mainly attributable to the elimination of the tax deduction for the Medicare Part D subsidy (discussed in Note 7 of Condensed Financial Statements) partially offset by a higher gross margin on revenues (“gross margin”), primarily due to cooler weather, rate increases and riders.

Recent Developments and Regulatory Matters

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

Windspeed Transmission Line Project

The Company filed an application on May 19, 2008 with the OCC requesting pre-approval to recover from Oklahoma customers the cost to construct a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma (“Windspeed”). The OCC subsequently authorized recovery at a construction cost of up to approximately $218 million, including allowance for funds used during construction (“AFUDC”).  At March 31, 2010, the construction costs and AFUDC incurred for the Windspeed transmission line were approximately $200.3 million and the final costs are expected to be less than $218 million.  The Windspeed transmission line was placed into service on March 31, 2010, with the recovery rider being implemented with the first billing cycle in April 2010.

Smart Grid Application

In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted into law. Several provisions of this law relate to issues of direct interest to the Company including, in particular, financial incentives to develop smart grid technology, transmission infrastructure and renewable energy.  After review of the ARRA, the Company filed a grant request on August 4, 2009 for $130 million with the U.S. Department of Energy (“DOE”) to be used for the Smart Grid application in the Company’s service territory.  On October 27, 2009, the Company received notification from the DOE that its grant had been accepted by the DOE for the full requested amount of $130 million, which will not be subject to income tax.  Receipt of the grant monies was contingent upon successful negotiations with the DOE on final details of the award.  On April 21, 2010, the Company and the DOE entered into a definitive agreement with regards to the award.  On March 15, 2010, the Company filed an application with the OCC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant.  A procedural schedule has not been established in this matter.

Separately, on November 30, 2009, the Company requested a grant with a 50 percent match of up to $5 million for a variety of types of smart grid training for the Company’s workforce.  In April 2010, the Company was notified that it was not a recipient of the training grant.

Crossroads Wind Project Application

The Company signed memoranda of understanding in February 2010 for approximately 197.8 megawatts (“MW”) of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind project (“Crossroads”) located in Dewey County, Oklahoma.  The Company will build, own and operate the wind farm, if approved by the OCC.  On April 8, 2010, the Company filed an application with the OCC requesting pre-approval of this project and a rider to recover from Oklahoma customers the costs to construct Crossroads.  A procedural schedule has not been established in this matter. Crossroads is expected to cost approximately $397.6 million with a related annual revenue requirement of approximately $40.0 million, of which approximately $34.5 million is the Oklahoma jurisdictional portion.

2010 Outlook

The Company’s 2010 ongoing earnings guidance remains unchanged and is between approximately $207 million and $217 million of net income.

2010 Ongoing Earnings Guidance:

•	Excludes a one-time, non-cash charge recorded in March 2010 of approximately $7.0 million related to the elimination of the tax deduction for the Medicare Part D subsidy.
•	Includes a projected increase for the remainder of 2010 in income tax expense of approximately $1.9 million related to the elimination of the tax deduction for the Medicare Part D subsidy.

All other assumptions are unchanged from those included in the earnings guidance in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

Ongoing earnings, which as indicated above excludes the one-time, non-cash charge of approximately $7.0 million associated with the elimination of the tax deduction for the Medicare Part D subsidy as a result of the recent health care legislation, is a non-GAAP financial measure.  As the Medicare Part D tax subsidy represents a charge which management believes will not be recurring on a regular basis, management believes that the presentation of Ongoing Earnings provides useful information to investors, as it provides them an additional relevant comparison of the Company’s performance across periods.  Reconciliation of Ongoing Earnings to generally accepted accounting principles (“GAAP”) net income is provided below.

Reconciliation of projected ongoing earnings to projected GAAP net income

	Twelve Months Ended
(In millions)	December 31, 2010
	Low	High
Ongoing earnings	$207.0	$217.0
Medicare Part D tax subsidy	(7.0)	(7.0)
Projected GAAP net income	$200.0	$210.0

For a discussion of the reasons for the use of Ongoing Earnings, as well as the limitation as an analytical tool, see “Non-GAAP Financial Measure” below.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three months ended March 31, 2010 as compared to the same period in 2009 and the Company’s financial position at March 31, 2010.  Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2010	2009
Operating income	$31.9	$18.8
Net income	$1.2	$1.3

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009
Operating revenues	$444.0	$336.7
Cost of goods sold	250.8	171.0
Gross margin on revenues	193.2	165.7
Other operation and maintenance	93.9	85.3
Depreciation and amortization	49.7	45.5
Taxes other than income	17.7	16.1
Operating income	31.9	18.8
Interest income	---	0.5
Allowance for equity funds used during construction	2.3	1.3
Other income	2.5	4.6
Other expense	0.6	0.5
Interest expense	24.2	24.3
Income tax expense (benefit)	10.7	(0.9)
Net income	$1.2	$1.3
Operating revenues by classification
Residential	$191.2	$136.3
Commercial	101.0	79.4
Industrial	45.5	32.8
Oilfield	35.6	28.9
Public authorities and street light	39.5	31.5
Sales for resale	16.7	12.7
Provision for rate refund	---	(0.2)
System sales revenues	429.5	321.4
Off-system sales revenues (A)	6.4	5.9
Other	8.1	9.4
Total operating revenues	$444.0	$336.7
MWH (B) sales by classification (in millions)
Residential	2.4	2.0
Commercial	1.4	1.4
Industrial	0.9	0.9
Oilfield	0.7	0.7
Public authorities and street light	0.7	0.6
Sales for resale	0.3	0.3
System sales	6.4	5.9
Off-system sales	0.1	0.2
Total sales	6.5	6.1
Number of customers	778,574	771,909
Average cost of energy per KWH (C) - cents
Natural gas	5.593	3.793
Coal	1.793	1.544
Total fuel	3.281	2.226
Total fuel and purchased power	3.551	2.575
Degree days (D)
Heating - Actual	2,140	1,675
Heating - Normal	1,963	1,963
Cooling - Actual	8	23
Cooling - Normal	8	8
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

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

Operating Income

The Company’s operating income increased approximately $13.1 million, or 69.7 percent, during the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense as discussed below.

Gross Margin

Gross margin was approximately $193.2 million during the three months ended March 31, 2010 as compared to approximately $165.7 million during the same period in 2009, an increase of approximately $27.5 million, or 16.6 percent.  The gross margin increased primarily due to:

•	cooler weather in the Company’s service territory, which increased the gross margin by approximately $11.6 million;
•
increased price variance, which included revenues from various rate riders, including the Redbud Facility rider, the storm cost recovery rider, the system hardening rider, the OU Spirit wind farm in western Oklahoma (“OU Spirit”) rider, the Centennial wind farm rider and the Oklahoma demand program rider, and higher revenues from the sales and customer mix, which increased the gross margin by approximately $9.5 million;

•	the $48.3 million Oklahoma rate increase in which the majority of the annual increase is recovered during the summer months, which increased the gross margin by approximately $4.0 million;
•	revenues from the Arkansas rate increase, which increased the gross margin by approximately $2.1 million; and
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $1.6 million.

These increases in the gross margin were partially offset by lower transmission revenues as a result of fewer transmission service requests from others on the Company’s system, which decreased the gross margin by approximately $1.3 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges.  Fuel expense was approximately $198.6 million during the three months ended March 31, 2010 as compared to approximately $130.4 million during the same period in 2009, an increase of approximately $68.2 million, or 52.3 percent, primarily due to higher natural gas prices and increased natural gas generation.  The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers.  Purchased power costs were approximately $51.7 million during the three months ended March 31, 2010 as compared to approximately $40.1 million during the same period in 2009, an increase of approximately $11.6 million, or 28.9 percent, primarily due to an increase in purchases in the energy imbalance service market.

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

Operating Expenses

Other operation and maintenance expenses were approximately $93.9 million during the three months ended March 31, 2010 as compared to approximately $85.3 million during the same period in 2009, an increase of approximately $8.6 million, or 10.1 percent.  The increase in other operation and maintenance expenses was primarily due to:

•
an increase of approximately $4.8 million in salaries and wages expense primarily due to salary increases in 2010, increased incentive compensation expense and increased overtime expense due to the ice storm in January 2010;

•
an increase of approximately $3.5 million in contract technical and construction services attributable to increased spending for ongoing maintenance at some of the Company’s power plants in the first quarter of 2010 as compared to the same period in 2009; and

•	an increase of approximately $1.7 million in postretirement benefit plan expense primarily due to an increase in medical costs and changes in actuarial assumptions in 2010.

These increases in other operation and maintenance expenses were partially offset by an increase in capitalized labor primarily due to certain January 2010 ice storm costs being recorded as a regulatory asset as Deferred Storm Expenses (see Note 1) as well as certain costs being capitalized in conjunction with the Company’s Smart Grid Program during the first quarter of 2010, which decreased other operation and maintenance expense by approximately $3.6 million.

Depreciation and amortization expense was approximately $49.7 million during the three months ended March 31, 2010 as compared to approximately $45.5 million during the same period in 2009, an increase of approximately $4.2 million, or 9.2 percent, primarily due to additional assets being placed into service, including OU Spirit that was placed into service in November and December 2009.

Taxes other than income were approximately $17.7 million during the three months ended March 31, 2010 as compared to approximately $16.1 million during the same period in 2009, an increase of approximately $1.6 million, or 9.9 percent, primarily due to higher ad valorem taxes.

Additional Information

Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction (“AEFUDC”) was approximately $2.3 million during the three months ended March 31, 2010 as compared to approximately $1.3 million during the same period in 2009, an increase of approximately $1.0 million, or 76.9 percent, primarily due to construction costs associated with OU Spirit and the Windspeed transmission line constructed by the Company which was placed in service on March 31, 2010.

Other Income.  Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $2.5 million during the three months ended March 31, 2010 as compared to approximately $4.6 million during the same period in 2009, a decrease in other income of approximately $2.1 million, or 45.7 percent.  Other income decreased by approximately $2.4 million during the first quarter of 2010 due to an increased level of gains recognized in the guaranteed flat bill program during the first quarter of 2009 from lower than expected usage resulting from milder weather in addition to more customers participating in the guaranteed flat bill program during the first quarter of 2010 with higher than expected usage resulting from cooler weather.

Income Tax Expense (Benefit).  Income tax expense was approximately $10.7 million during the three months ended March 31, 2010 as compared to an income tax benefit of approximately $0.9 million during the same period in 2009, an increase in income tax expense of approximately $11.6 million primarily due to higher pre-tax income in the first quarter of 2010 as compared to the same period in 2009 and an adjustment for the elimination of the tax deduction for the Medicare Part D subsidy (discussed in Note 7 of Condensed Financial Statements).

Non-GAAP Financial Measure

The Company has included in this Form 10-Q the non-GAAP financial measure Ongoing Earnings.  The Company defines Ongoing Earnings as GAAP net income less the charge for the Medicare Part D tax subsidy.  The Medicare Part D tax subsidy represents a charge which management believes will not be recurring on a regular basis. Management believes that the presentation of Ongoing Earnings provides useful information to investors, as it provides them an additional relevant comparison of the Company’s performance across periods.

The Company provides a reconciliation of Ongoing Earnings to its most directly comparable financial measure as calculated and presented in accordance with GAAP.  The most directly comparable GAAP measure for Ongoing Earnings is GAAP net income which includes the impact of the charge for the Medicare Part D tax subsidy.  The non-GAAP financial measure of Ongoing Earnings should not be considered as an alternative to GAAP net income. Ongoing Earnings is not a presentation made in accordance with GAAP and has important limitations as an analytical tool.  It should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.  Because this non-GAAP financial measure excludes some, but not all, items that affect net income and is defined differently by different companies in the Company’s industry, the Company’s definition of Ongoing Earnings may not be comparable to a similarly titled measure of other companies.

To compensate for the limitations of this non-GAAP financial measure as an analytical tool, the Company believes it is important to review the comparable GAAP measure and understand the differences between the measures.

Reconciliation of Ongoing Earnings to GAAP Net Income for the Three Months Ended March 31, 2010 and 2009

(In millions)	Q1 2010 Ongoing Earnings	Medicare Part D Tax Subsidy	Q1 2010 GAAP Net Income	Q1 2009 GAAP and Ongoing Net Income (A)
The Company	$8.2	$(7.0)	$1.2	$1.3
(A) There were no one-time charges for the quarter ended March 31, 2009 therefore, ongoing and GAAP net income are the same.

Financial Condition

The balance of Accounts Receivable was approximately $135.0 million and $145.9 million at March 31, 2010 and December 31, 2009, respectively, a decrease of approximately $10.9 million, or 7.5 percent, primarily due to a decrease in the Company’s billings to customers reflecting milder weather in March 2010 as compared to December 2009.

The balance of Advances to Parent was approximately $17.1 million and $125.9 million at March 31, 2010 and December 31, 2009, respectively, a decrease of approximately $108.8 million, or 86.4 percent, primarily due to the Company having excess cash due to an income tax refund received in February 2010 related to a carry back of the 2008 tax loss resulting from a change in tax method of accounting for capitalization of repairs expense.

The balance of Fuel Inventories was approximately $118.2 million and $101.0 million at March 31, 2010 and December 31, 2009, respectively, an increase of approximately $17.2 million, or 17.0 percent, primarily due to a higher coal inventory balance due to higher average prices and ongoing maintenance at one of the Company’s coal-fired power plants.

The balance of Construction Work in Progress was approximately $111.7 million and $259.9 million at March 31, 2010 and December 31, 2009, respectively, a decrease of approximately $148.2 million, or 57.0 percent, primarily due to costs associated with the Windspeed transmission line constructed by the Company which was placed in service on March 31, 2010 being reclassified to Property, Plant and Equipment In Service partially offset by increased spending on various distribution, transmission and generation projects.

The balance of Income Taxes Recoverable from Customers, Net was approximately $38.8 million and $19.1 million at March 31, 2010 and December 31, 2009, respectively, an increase of approximately $19.7 million, primarily due to a write-off of the deferred tax benefit associated with future Medicare Part D subsidy payments pursuant to the tax law changes in the Patient Protection and Affordable Care Act of 2009 and the Health Care and Education Reconciliation Act of 2010, which were signed into law in March 2010.

The balance of Accounts Payable – Other was approximately $110.7 million and $137.2 million at March 31, 2010 and December 31, 2009, respectively, a decrease of approximately $26.5 million, or 19.3 percent, primarily due to payments made in the first quarter of 2010 for projects accrued at December 31, 2009 and the timing of outstanding checks clearing the bank.

The balance of Accrued Taxes was approximately $16.9 million and $29.1 million at March 31, 2010 and December 31, 2009, respectively, a decrease of approximately $12.2 million, or 41.9 percent, primarily due to ad valorem tax payments in the first quarter of 2010.

The balance of Accrued Interest was approximately $20.2 million and $40.4 million at March 31, 2010 and December 31, 2009, respectively, a decrease of approximately $20.2 million, or 50.0 percent, primarily due to the timing of interest payments on long-term debt in the first quarter of 2010 partially offset by additional interest accrued on long-term debt in the first quarter of 2010.

The balance of Fuel Clause Over Recoveries was approximately $157.0 million and $187.5 million at March 31, 2010 and December 31, 2009, respectively, a decrease of approximately $30.5 million or 16.3 percent, primarily due to the fact that the amount billed to retail customers was lower than the Company’s cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills.  As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel.  Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.

Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s 2009 Form 10-K.

Railcar Lease Agreement

At March 31, 2010, the Company had a noncancellable operating lease with purchase options, covering 1,462 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through the Company’s tariffs and fuel adjustment clauses.  At the end of the lease term, which is January 31, 2011, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If the Company chooses not to purchase the railcars or renew the lease agreement and the actual value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $31.5 million.

On February 10, 2009, the Company executed a short-term lease agreement for 270 railcars in accordance with new coal transportation contracts with BNSF Railway and Union Pacific.  These railcars were needed to replace railcars that have been taken out of service or destroyed.  The lease agreement expired with respect to 135 railcars on November 2, 2009 and was not replaced.  The lease agreement with respect to the remaining 135 railcars expired on March 5, 2010 and is now continuing on a month-to-month basis with a 30-day notice required by either party to terminate the agreement.

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

Net Available Liquidity

At March 31, 2010, the Company had less than $0.1 million of cash and cash equivalents.  At March 31, 2010, the Company had approximately $379.5 million of net available liquidity under its revolving credit agreement.

Cash Flows

	Three Months Ended
	March 31,
(In millions)	2010	2009
Net cash provided from operating activities	$78.4	$107.6
Net cash used in investing activities	(99.4)	(172.6)
Net cash provided from financing activities	21.0	71.5

The decrease of approximately $29.2 million, or 27.1 percent, in net cash provided from operating activities during the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to higher fuel refunds in the first quarter of 2010 as compared to the same period in 2009 partially offset by an income tax refund in February 2010 related to a carry back of the 2008 tax loss resulting from a change in tax method of accounting for capitalization of repairs expense and cash received in the first quarter of 2010 from the implementation of rate increases and riders.

The decrease of approximately $73.2 million, or 42.4 percent, in net cash used in investing activities during the three months ended March 31, 2010 as compared to the same period in 2009 primarily related to higher levels of capital expenditures in 2009 related to OU Spirit and the Windspeed transmission line constructed by the Company which was placed in service on March 31, 2010.

The decrease of approximately $50.5 million, or 70.6 percent, in net cash provided from financing activities during the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to a decrease in short-term debt primarily due to proceeds received from the income tax refund in February 2010 related to a carry back of the 2008 tax loss resulting from a change in tax method of accounting for capitalization of repairs expense which were used to repay short-term borrowings in the first quarter of 2010.

Future Capital Requirements

Capital Expenditures

The Company’s estimates of capital expenditures are approximately:  2010 - $500 million, 2011 - $640 million, 2012 - $550 million, 2013 - $435 million, 2014 - $355 million and 2015 - $320 million.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company’s business) plus capital expenditures for known and committed projects (collectively referred to as the “Base Capital Expenditure Plan”).  Capital expenditures estimated for the next five years and beyond are as follows:

		1 year	1-3 years	3-5 years	More than
(In millions)	Total	(2010)	(2011-2012)	(2013-2014)	5 years
Base Transmission	$145	$45	$35	$40	$25
Base Distribution	1,360	230	455	450	225
Base Generation	220	45	70	70	35
Other	150	25	50	50	25
Total Base Transmission, Distribution,
Generation and Other	1,875	345	610	610	310
Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kV)	200	25	175	---	---
Sooner-Rose Hill (345 kV)	60	10	50	---	---
Windspeed (345 kV)	25	25	---	---	---
Balanced Portfolio 3E Projects	330	10	200	120	---
Total Transmission Projects	615	70	425	120	---
Other Projects:
Smart Grid Program (A)	230	40	120	60	10
System Hardening	35	20	15	---	---
OU Spirit	10	10	---	---	---
Other	35	15	20	---	---
Total Other Projects	310	85	155	60	10
Total Known and Committed Projects	925	155	580	180	10
Total capital expenditures (B)	$2,800	$500	$1,190	$790	$320
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

The Company signed memoranda of understanding in February 2010 for approximately 197.8 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads located in Dewey County, Oklahoma.  On April 8, 2010, the Company filed an application with the OCC requesting pre-approval of this project and a rider to recover from Oklahoma customers the costs to construct Crossroads.  Crossroads is expected to cost approximately $397.6 million with a related annual revenue requirement of approximately $40.0 million, of which approximately $34.5 million is the Oklahoma jurisdictional portion.  Capital expenditures related to the Crossroads project are not included in the table above because this project has not been approved by the OCC.  Additional capital expenditures beyond those identified in the table above, including incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company’s financial objectives.

Pension Plan Funding

OGE Energy previously disclosed in its 2009 Form 10-K that it may contribute up to $50 million to its pension plan during 2010, of which approximately $47 million is expected to be the Company’s portion.  In April 2010, OGE Energy contributed approximately $20 million to its pension plan, of which approximately $18.8 million was the Company’s portion.  OGE Energy currently expects to contribute an additional $30 million to its pension plan during the remainder of 2010.  Any remaining expected contributions to its pension plan during 2010 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Future Sources of Financing

Management expects that cash generated from operations and proceeds from the issuance of long and short-term debt and funds received from OGE Energy (from proceeds from the sales of its common stock to the public through OGE Energy’s Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.  The Company utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

At March 31, 2010 and December 31, 2009, there were approximately $17.1 million and $125.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy’s revolving credit amount.  This agreement has a termination date of January 9, 2012.  At March 31, 2010, there were approximately $8.3 million in intercompany borrowings under this agreement, which are included in the $17.1 million above.  The Company also has approximately $389.0 million of liquidity under a bank facility which is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility.  At March 31, 2010, there was approximately $9.5 million supporting letters of credit.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at March 31, 2010.  At March 31, 2010, the Company had less than $0.1 million in cash and cash equivalents.

The Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2009 and ending December 31, 2010.  See Note 9 of Notes to Condensed Financial Statements for a discussion of the Company’s short-term debt activity.

Expected Issuance of Long-Term Debt

The Company expects to issue between approximately $200 million and $300 million of long-term debt in mid-2010, depending on market conditions, to fund capital expenditures, repay short-term borrowings and for general corporate purposes.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management’s Discussion and Analysis.  In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company’s Condensed Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management’s opinion, the areas of the Company where the most significant judgment is exercised is in the valuation of pension plan assumptions, contingency reserves, asset retirement obligations, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable.  The selection, application and disclosure of the Company’s critical accounting estimates have been discussed with OGE Energy’s Audit Committee and are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2009 Form 10-K.

Accounting Pronouncements

See Notes to Condensed Financial Statements for a discussion of accounting pronouncements that are applicable to the Company.

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q and the Company’s 2009 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.  See Notes 11 and 12 of Notes to Condensed Financial Statements in this Form 10-Q and Notes 12 and 13 of Notes to Condensed Financial Statements and Item 3 of Part I of the 2009 Form 10-K for a discussion of the Company’s commitments and contingencies.

Environmental Laws and Regulations

The activities of the Company are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact the Company’s business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators, regulating future construction activities to avoid endangered species or enjoining some or all of the operations of facilities deemed in noncompliance with permits issued pursuant to such environmental laws and regulations.  These environmental laws and regulations are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2009 Form 10-K.  Except as set forth below, there have been no material changes to such items.

Air

RICE MACT Amendments

On March 5, 2009, the U.S. Environmental Protection Agency (“EPA”) initiated rulemaking concerning new national emission standards for hazardous air pollutants for existing reciprocating internal combustion engines by proposing amendments to the National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engine Maximum Achievable Control Technology (“proposed RICE MACT Amendments”).  On March 3, 2010, the EPA published final rules on a portion of its original proposed amendments and established national emission standards for hazardous air pollutants for three types of compression ignition reciprocating internal combustion engines (“2010 CI RICE MACT Amendments”).  The 2010 CI RICE MACT Amendments were effective May 3, 2010 and are expected to have an insignificant impact to the Company.  The remaining provisions of the proposed RICE MACT Amendments are still under review by the EPA and the EPA has stated that it anticipates that it will finalize its requirements for existing stationary spark ignition engines by August 2010.  The costs that may be incurred to comply with these remaining proposed regulations, including the testing and modification of the spark ignition engines, are uncertain at this time. The current proposed compliance deadline is three years from the effective date of the enacted and proposed rules.

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

The Company was required to evaluate the installation of BART to address regional haze at sources built between 1962 and 1977.  The Oklahoma Department of Environmental Quality (“ODEQ”) made a preliminary determination to accept an application for a waiver from BART requirements for the Horseshoe Lake generating station based on modeling showing no significant impact on visibility in nearby Class I areas.  The Horseshoe Lake waiver was included in the ODEQ regional haze state implementation plan (“SIP”) submitted to the EPA on February 18, 2010.

Waivers were not available for the BART-eligible units at the Seminole, Muskogee and Sooner generating stations.  The Company submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of NOX controls on all three units.  On May 30, 2008, the Company filed BART evaluations for the affected generating units at the Muskogee and Sooner generating stations.  In this filing, the Company indicated its intention to install low NOX combustion technology at its affected generating stations and to continue to burn low sulfur coal at the four coal-fired generating units at its Muskogee and Sooner generating stations. The Company did not propose the installation of scrubbers at these four coal-fired generating units because the Company concluded that, consistent with the EPA’s regulations on BART, the installation of scrubbers (at an estimated cost of more than $1.0 billion) would not be cost-effective.  The ODEQ published a draft SIP for public review on November 13, 2009.  This draft SIP suggested that scrubbers would be needed to comply with the regional haze regulations, but noted the Company’s cost-effectiveness analysis.  Following negotiations with the ODEQ, in February 2010 the Company and the ODEQ entered into an Agreement (“Agreement”) which specifies that BART for reducing NOX emissions at all seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations should be the installation of low NOX burners with overfire air (and flue gas recirculation on two of the affected units) and accompanying emission rate and annual emission tonnage limits.  Preliminary estimates based on recent industry experience and cost projections estimate the total cost of the NOX-related equipment at the three affected generating stations at approximately $100 million (plus or minus 30 percent).  After the Company obtains estimates from vendors based on a detailed engineering design, it will have a more firm estimate of the exact cost of the NOX-related equipment subject to changes in the cost of basic materials.  Under the Agreement, the specified BART for reducing sulfur dioxide (“SO2”) at the four coal-fired units at the Muskogee and Sooner generating stations would be continued use of low sulfur coal and emission rate and annual emission tonnage limits consistent with such use of low sulfur coal.  Implementation of these BART requirements would be achieved within five years of the EPA’s approval of Oklahoma’s regional haze SIP.

Under the Agreement, there also would be an alternative compliance obligation in the event that the EPA disapproves the aforementioned BART determination and the underlying conclusion that dry flue gas desulfurization units with Spray Dryer Absorber (“Dry Scrubbers”) are not cost-effective.  In such an event, and only after the Company has exhausted all judicial and administrative appeals of the EPA disapproval, the Company would have two options.  First, the Company could choose to install Dry Scrubbers (or meet the corresponding SO2 emissions limits associated with Dry Scrubbers) by January 1, 2018.  Second, the Company could choose to comply with the regional haze regulations by implementing a fuel switching alternative.  This alternative would require the Company to achieve a combined annual SO2 emission limit by December 31, 2026 that is equivalent to: (i) the SO2 emission limits associated with installing and operating Dry Scrubbers on two of the BART-eligible coal fired units and (ii) being at or below the SO2 emissions that would result from switching the other two coal-fired units to natural gas.  If the Company has elected to comply with this alternative and if, prior to January 1, 2022, any of these units is required by any environmental law other than the regional haze rule to install flue gas desulfurization equipment or achieve an SO2 emissions rate lower than 0.10 lbs/Million British thermal unit, and if the Company proceeds to take all necessary steps to comply with such legal requirement, the enforceable emission limits in the operating permits for the affected coal units would be adjusted to reflect the installation of that equipment or the emission rates specified under such legal requirement and the Company would no longer be required to undertake the 2026 emission levels.

The ODEQ included the Agreement in its regional haze SIP that it submitted to the EPA on February 18, 2010. It is anticipated that the EPA will take final action on the SIP for regional haze during the first quarter of 2011. The Company cannot predict what action the EPA will take.

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

Climate Change

On April 1, 2010, the EPA and the U.S. Department of Transportation’s National Highway Traffic Safety Administration issued a joint rule to establish new greenhouse gas emissions regulations that affect tailpipe standards for model years 2012 – 2016 light-duty vehicles.  This rule makes greenhouse gas emissions subject to regulation under the Federal Clean Air Act for stationary sources as well as for mobile sources.  As a result, the Company’s facilities may be required to include greenhouse gas emission limits in permits issued pursuant to the Federal Clean Air Act.  On April 2, 2010, the EPA issued an interpretation stating that the Federal Clean Air Act permit requirements would not apply to stationary sources prior to January 2, 2011.  The EPA has stated that the Federal Clean Air Act permit requirements may be phased in starting on that date.  The details of when the requirements will apply to particular stationary sources are not currently known.

Coal Ash

As previously reported in the Company’s 2009 Form 10-K, the EPA had announced that it was considering regulation of coal ash.  On May 4, 2010, the EPA issued a proposed rule that includes several options for regulating coal ash. The Company is studying the proposal and its possible impacts on operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I, Item 3 of the Company’s 2009 Form 10-K for a description of certain legal proceedings presently pending.  Except as set forth below and in Notes 11 and 12 of Notes to Condensed Financial Statements in this Form 10-Q, there are no new significant cases to report against the Company and there have been no material changes in the previously reported proceedings.

1.           Oxley Litigation.  The Company has been sued by John C. Oxley D/B/A Oxley Petroleum et al. in the District Court of Haskell County, Oklahoma.  This case has been pending for more than 11 years.  The plaintiffs alleged that the Company breached the terms of contracts covering several wells by failing to purchase gas from the plaintiffs in amounts set forth in the contracts.  The plaintiffs’ most recent Statement of Claim describes approximately $2.7 million in take-or-pay damages  (including interest) and approximately $36 million in contract repudiation damages (including interest), subject to the limitation described below. In 2001, the Company agreed to provide the plaintiffs with approximately $5.8 million of consideration and the parties agreed to arbitrate the dispute. Consequently, the Company will only be liable for the amount, if any, of an arbitration award in excess of $5.8 million. The arbitration hearing was completed recently and the final briefs were provided to the arbitration panel on March 17, 2010.  A ruling by the panel is expected in the second quarter of 2010.  While the Company cannot predict the precise outcome of the arbitration, based on the information known at this time, the Company believes that this lawsuit will not have a material adverse effect on the Company’s financial position or results of operations.

2.           Franchise Fee Lawsuit.  On June 19, 2006, two of the Company’s customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law. The Company’s motion for summary judgment was denied by the trial judge.  The Company filed a writ of prohibition at the Oklahoma Supreme Court asking the court to direct the trial court to dismiss the class action suit.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorizes the Company to collect the challenged franchise fee charges.  On March 10, 2009, the Oklahoma Attorney General, the Company, OG&E Shareholders Association and the Staff of the Public Utility Division of the OCC all filed briefs arguing that the application should be dismissed.  On December 9, 2009 the OCC issued an order dismissing the plaintiffs’ request for a modification of the 1994 OCC order which authorized the Company to collect and remit sales tax on franchise fee charges. In its December 9, 2009 order, the OCC advised the plaintiffs that the ruling does not address the question of whether the Company’s collection and remittance of such sales tax should be discontinued prospectively. On December 21, 2009, the plaintiffs filed a motion at the Oklahoma Supreme Court asking the court to deny the Company’s writ of prohibition and to remand the cause to the District Court. On December 29, 2009, the Oklahoma Supreme Court declared the plaintiffs’ motion moot. On January 27, 2010, the OCC Staff filed a motion asking the OCC to dismiss the cause and close the cause at the OCC.  On April 19, 2010, the OCC issued a final order dismissing with prejudice the applicants’ claims for recovery of previously paid taxes on franchise fees and approving the closing of this matter.

3.           Will Price, et al. v. El Paso Natural Gas Co., et al. (Price I).  On September 24, 1999, various subsidiaries of OGE Energy were served with a class action petition filed in the District Court of Stevens County, Kansas by Quinque Operating Company and other named plaintiffs alleging the mismeasurement of natural gas on non-Federal lands.  On April 10, 2003, the court entered an order denying class certification.  On May 12, 2003, the plaintiffs (now Will Price, Stixon Petroleum, Inc., Thomas F. Boles and the Cooper Clark Foundation, on behalf of themselves and other royalty interest owners) filed a motion seeking to file an amended class action petition, and the court granted the motion on July 28, 2003.  In its amended petition (the “Fourth Amended Petition”), the Company and Enogex Inc. were omitted from the case but two of OGE Energy’s other subsidiary entities remained as defendants.  The plaintiffs’ Fourth Amended Petition seeks class certification and alleges that approximately 60 defendants, including two of OGE Energy’s subsidiary entities, have improperly measured the volume of natural gas.  The Fourth Amended Petition asserts theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment.  In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion.  The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest.  The plaintiffs also reserved the right to seek punitive damages.

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

The class certification issues were briefed and argued by the parties in 2005 and proposed findings of facts and conclusions of law on class certification were filed in 2007.  On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court’s denial of class certification. On February 10, 2010 the court heard arguments on the rehearing request and by an order dated March 31, 2010, the court denied the plaintiffs’ request for rehearing.

OGE Energy intends to vigorously defend this action.  At this time, OGE Energy is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to the Company.

Item 1A.  Risk Factors.

There have been no significant changes in the Company’s risk factors from those discussed in the Company’s 2009 Form 10-K, which are incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.               Description
10.01
Agreement, dated February 17, 2010, between Oklahoma Gas and Electric Company and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy’s Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein).

10.02
Form of Performance Unit Agreement under OGE Energy’s 2008 Stock Incentive Plan. (Filed as Exhibit 10.02 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2010 (File No. 1-12579) and incorporated by reference herein).

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

May 6, 2010