Form 10-Q
period 2010-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2010-08-05
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

At June 30, 2010, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

i

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “objective”, “plan”, “possible”, “potential”, “project” and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in “Item 1A. Risk Factors” in Oklahoma Gas and Electric Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•
general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies and their impact on capital expenditures;

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

OPERATING REVENUES	$512.8	$425.3	$956.8	$762.0

COST OF GOODS SOLD (exclusive of depreciation and amortization
shown below)	230.8	188.3	481.6	359.3
Gross margin on revenues	282.0	237.0	475.2	402.7
Other operation and maintenance	101.2	77.9	195.1	163.2
Depreciation and amortization	50.6	46.0	100.3	91.5
Impairment of assets	---	0.3	---	0.3
Taxes other than income	17.2	16.3	34.9	32.4

OPERATING INCOME	113.0	96.5	144.9	115.3

OTHER INCOME (EXPENSE)
Interest income	---	0.3	---	0.8
Allowance for equity funds used during construction	2.3	3.9	4.6	5.2
Other income	0.8	4.2	3.3	8.8
Other expense	(0.4)	(0.7)	(1.0)	(1.2)
Net other income	2.7	7.7	6.9	13.6

INTEREST EXPENSE
Interest on long-term debt	25.1	24.1	49.2	48.3
Allowance for borrowed funds used during construction	(1.0)	(1.9)	(2.2)	(3.0)
Interest on short-term debt and other interest charges	1.1	1.0	2.4	2.2
Interest expense	25.2	23.2	49.4	47.5

INCOME BEFORE TAXES	90.5	81.0	102.4	81.4

INCOME TAX EXPENSE	30.5	24.6	41.2	23.7

NET INCOME	$60.0	$56.4	$61.2	$57.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
(In millions)	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$61.2	$57.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization		100.3	91.5
Impairment of assets		---	0.3
Deferred income taxes and investment tax credits, net		47.9	29.2
Allowance for equity funds used during construction		(4.6)	(5.2)
Loss on disposition and abandonment of assets		0.1	---
Price risk management liabilities		---	0.6
Other assets		10.1	3.5
Other liabilities		(47.2)	(42.7)
Change in certain current assets and liabilities
Accounts receivable, net		(46.0)	(4.3)
Accrued unbilled revenues		(24.4)	(26.6)
Fuel, materials and supplies inventories		(22.7)	(47.8)
Gas imbalance assets		0.1	0.5
Fuel clause under recoveries		(0.6)	23.9
Other current assets		7.5	(2.3)
Accounts payable		28.9	(4.0)
Accounts payable - affiliates		2.6	(3.2)
Income taxes payable - affiliates		112.4	(4.5)
Customer deposits		2.2	1.9
Accrued taxes		1.7	0.7
Accrued interest		0.9	10.5
Accrued compensation		0.2	(1.8)
Fuel clause over recoveries		(50.1)	118.8
Other current liabilities		8.0	4.5
Net Cash Provided from Operating Activities		188.5	201.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)		(196.7)	(342.7)
Proceeds from sale of assets		0.8	0.5
Net Cash Used in Investing Activities		(195.9)	(342.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt		246.2	0.1
Increase in short-term debt		---	84.2
Dividends paid on common stock		(30.3)	---
Changes in advances with parent		(208.5)	10.3
Net Cash Provided from Financing Activities		7.4	94.6
NET CHANGE IN CASH AND CASH EQUIVALENTS		---	(46.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		---	50.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$	---	$4.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
(In millions)	(Unaudited)

ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.2 and $1.7, respectively	$191.9	$145.9
Accrued unbilled revenues	81.6	57.2
Advances to parent	222.1	125.9
Fuel inventories	118.1	101.0
Materials and supplies, at average cost	79.1	73.5
Gas imbalances	---	0.1
Accumulated deferred tax assets	24.0	23.8
Fuel clause under recoveries	0.9	0.3
Prepayments	6.5	8.5
Other	1.2	7.6
Total current assets	725.4	543.8

OTHER PROPERTY AND INVESTMENTS, at cost	2.9	2.9

PROPERTY, PLANT AND EQUIPMENT
In service	6,892.5	6,623.7
Construction work in progress	142.9	259.9
Total property, plant and equipment	7,035.4	6,883.6
Less accumulated depreciation	2,466.3	2,416.0
Net property, plant and equipment	4,569.1	4,467.6

DEFERRED CHARGES AND OTHER ASSETS
Income taxes recoverable from customers, net	39.8	19.1
Benefit obligations regulatory asset	341.3	357.8
Unamortized loss on reacquired debt	16.0	16.5
Unamortized debt issuance costs	12.6	10.8
Other	68.8	59.6
Total deferred charges and other assets	478.5	463.8

TOTAL ASSETS	$5,775.9	$5,478.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

	June 30,	December 31,
	2010	2009
(In millions)	(Unaudited)

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$7.2	$4.6
Accounts payable - other	141.4	137.2
Customer deposits	62.3	60.1
Accrued taxes	30.8	29.1
Accrued interest	41.3	40.4
Accrued compensation	26.5	26.3
Price risk management	0.8	---
Fuel clause over recoveries	137.4	187.5
Other	28.2	20.2
Total current liabilities	475.9	505.4

LONG-TERM DEBT	1,790.3	1,541.8

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	225.6	261.0
Accumulated deferred income taxes	996.2	931.2
Accumulated deferred investment tax credits	11.3	13.1
Accrued removal obligations, net	175.5	168.2
Price risk management	1.9	0.7
Other	45.1	32.4
Total deferred credits and other liabilities	1,455.6	1,406.6

Total liabilities	3,721.8	3,453.8

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDER’S EQUITY
Common stockholder’s equity	958.4	958.4
Retained earnings	1,097.3	1,066.3
Accumulated other comprehensive loss, net of tax	(1.6)	(0.4)
Total stockholder’s equity	2,054.1	2,024.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,775.9	$5,478.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated
		Premium		Other
	Common	on Capital	Retained	Comprehensive
(In millions)	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2009	$100.9	$857.5	$1,066.3	$(0.4)	$2,024.3
Comprehensive income
Net income for first quarter of 2010	---	---	1.2	---	1.2
Other comprehensive loss, net of tax
Deferred commodity contracts hedging losses, net of tax
(($2.1) pre-tax)	---	---	---	(1.2)	(1.2)
Other comprehensive loss	---	---	---	(1.2)	(1.2)
Comprehensive income (loss)	---	---	1.2	(1.2)	---
Balance at March 31, 2010	$100.9	$857.5	$1,067.5	$(1.6)	$2,024.3
Comprehensive income
Net income for second quarter of 2010	---	---	60.0	---	60.0
Comprehensive income	---	---	60.0	---	60.0
Dividends declared on common stock	---	---	(30.2)	---	(30.2)
Balance at June 30, 2010	$100.9	$857.5	$1,097.3	$(1.6)	$2,054.1

Balance at December 31, 2008	$100.9	$857.5	$865.9	$ ---	$1,824.3
Comprehensive income
Net income for first quarter of 2009	---	---	1.3	---	1.3
Comprehensive income	---	---	1.3	---	1.3
Balance at March 31, 2009	$100.9	$857.5	$867.2	$ ---	$1,825.6
Comprehensive income
Net income for second quarter of 2009	---	---	56.4	---	56.4
Comprehensive income	---	---	56.4	---	56.4
Balance at June 30, 2009	$100.9	$857.5	$923.6	$ ---	$1,882.0

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at June 30, 2010 and December 31, 2009, the results of its operations for the three and six months ended June 30, 2010 and 2009 and the results of its cash flows for the six months ended June 30, 2010 and 2009, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2010	2009
Regulatory Assets
Benefit obligations regulatory asset	$341.3	$357.8
Income taxes recoverable from customers, net	39.8	19.1
Deferred storm expenses	32.3	28.0
Unamortized loss on reacquired debt	16.0	16.5
Deferred pension plan expenses	15.8	18.1
Smart Grid	7.7	---
Red Rock deferred expenses	7.5	7.7
Fuel clause under recoveries	0.9	0.3
Miscellaneous	3.0	3.9
Total Regulatory Assets	$464.3	$451.4

Regulatory Liabilities
Accrued removal obligations, net	$175.5	$168.2
Fuel clause over recoveries	137.4	187.5
Miscellaneous	10.2	7.3
Total Regulatory Liabilities	$323.1	$363.0

For a discussion of regulatory assets related to the Company’s Smart Grid program, see Note 11.

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

Related Party Transactions

OGE Energy charged operating costs to the Company of approximately $26.1 million and $24.0 million during the three months ended June 30, 2010 and 2009, respectively, and approximately $49.8 million and $44.9 million during the six months ended June 30, 2010 and 2009, respectively. OGE Energy charges operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries.  Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, either as overhead based primarily on labor costs or using the “Distrigas” method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During each of the three months ended June 30, 2010 and 2009, the Company recorded an expense from its affiliate, Enogex LLC and its subsidiaries (“Enogex”), of approximately $8.7 million for transporting gas to the Company’s natural gas-fired generating facilities.  During each of the six months ended June 30, 2010 and 2009, the Company recorded an expense from Enogex of approximately $17.4 million for transporting gas to the Company’s natural gas-fired generating facilities.  During each of the three months ended June 30, 2010 and 2009, the Company recorded an expense from Enogex of approximately $3.2 million for natural gas storage services.  During each of the six months ended June 30, 2010 and 2009, the Company recorded an expense from Enogex of approximately $6.4 million for natural gas storage services.  During the three months ended June 30, 2010 and 2009, the Company also recorded natural gas purchases from its affiliate, OGE Energy Resources, Inc. (“OERI”) of approximately $11.1 million and $4.6 million, respectively.  During the six months ended June 30, 2010 and 2009, the Company also recorded natural gas purchases from OERI of approximately $25.5 million and $18.4 million, respectively.  Approximately $7.4 million and $4.7 million were recorded at June 30, 2010 and December 31, 2009, respectively, and are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

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

During each of the three and six months ended June 30, 2010, the Company recorded interest income of less than $0.1 million from OGE Energy for advances made to OGE Energy from the Company.  There was no interest income for the three and six months ended June 30, 2009.

During each of the three and six months ended June 30, 2010, the Company recorded interest expense of less than $0.1 million for advances made by OGE Energy to the Company.  During the three and six months ended June 30, 2009, the Company recorded interest expense of less than $0.1 million and approximately $0.1 million, respectively, for advances made by OGE Energy to the Company.  The interest rate charged on advances to the Company from OGE Energy approximates OGE Energy’s commercial paper rate.

During the six months ended June 30, 2010, the Company declared dividends to OGE Energy of approximately $30.3 million. During the six months ended June 30, 2009, the Company declared no dividends to OGE Energy.

2.         Fair Value Measurements

The classification of the Company’s fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to quoted prices in active markets for identical unrestricted assets or liabilities (Level 1) and the lowest priority given to unobservable inputs (Level 3).  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The three levels defined in the fair value hierarchy and examples of each are as follows:

Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible at the measurement date.

Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 inputs are prices or valuation techniques for the asset or liability that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

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

At June 30, 2010 and December 31, 2009, the Company had no gross derivative assets measured at fair value on a recurring basis.  At June 30, 2010 and December 31, 2009, the Company had approximately $2.7 million and $0.7 million, respectively, of gross derivative liabilities measured at fair value on a recurring basis which are considered level 2 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of the Company’s financial instruments, including derivative contracts related to the Company’s Price Risk Management (“PRM”) activities at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Price Risk Management Liabilities
Energy Derivative Contracts	$2.7	$2.7	$0.7	$0.7

Long-Term Debt
Senior Notes	$1,654.9	$1,872.6	$1,406.4	$1,492.1
Industrial Authority Bonds	135.4	135.4	135.4	135.4

The carrying value of the financial instruments on the Condensed Balance Sheets not otherwise discussed above approximates fair value except for long-term debt which is valued at the carrying amount. The valuation of the Company’s energy derivative contracts was determined generally based on quoted market prices.  However, in certain instances where market quotes are not available, other valuation techniques or models are used to estimate market values.  The valuation of instruments also considers the credit risk of the counterparties.  The fair value of the Company’s long-term debt is based on quoted market prices.

3.         Derivative Instruments and Hedging Activities

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

Interest Rate Risk

The Company’s exposure to changes in interest rates primarily relates to short-term variable debt and commercial paper.  The Company manages its interest rate exposure by limiting its variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce interest expense related to existing debt issues.  Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

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

Cash Flow Hedges

For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of Accumulated Other Comprehensive Income and recognized into earnings in the same period during which the hedged transaction affects earnings.  The ineffective portion of a derivative’s change in fair value or hedge components excluded from the assessment of effectiveness is recognized currently in earnings. Forecasted transactions, which are designated as the hedged transaction in a cash flow hedge, are regularly evaluated to assess whether they continue to be probable of occurring.  If the forecasted transactions are no longer probable of occurring, hedge accounting will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings.

At June 30, 2010 and December 31, 2009, the Company had no derivative instruments that were designated as cash flow hedges.

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

At June 30, 2010 and December 31, 2009, the Company had no outstanding commodity derivative instruments that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At June 30, 2010 and December 31, 2009, the Company had no material outstanding commodity derivative instruments that were not designated as hedging instruments.

Credit-Risk Related Contingent Features in Derivative Instruments

At June 30, 2010, the Company had no derivative instruments that contain credit-risk related contingent features.

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

The Company recorded compensation expense of approximately $0.4 million pre-tax ($0.3 million after tax) and approximately $0.9 million pre-tax ($0.5 million after tax), respectively, during the three and six months ended June 30, 2010 related to the Company’s portion of OGE Energy’s share-based payments.  The Company recorded compensation expense of approximately $0.3 million pre-tax ($0.2 million after tax) and approximately $0.7 million pre-tax ($0.4 million after tax), respectively, during the three and six months ended June 30, 2009 related to the Company’s portion of OGE Energy’s share-based payments.

OGE Energy issues new shares to satisfy stock option exercises and payouts of earned performance units.  During the three and six months ended June 30, 2010, there were 56,200 shares and 195,133 shares, respectively, of new common stock issued pursuant to OGE Energy’s Plans related to exercised stock options and payouts of earned performance units, of which 4,400 shares and 37,024 shares, respectively, related to the Company’s employees.

5.         Accumulated Other Comprehensive Loss

The balance of Accumulated Other Comprehensive Loss was approximately $1.6 million and $0.4 million at June 30, 2010 and December 31, 2009, respectively, related to deferred commodity contracts hedging activity.

6.         Income Taxes

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2006 or state and local tax examinations by tax authorities for years prior to 2002. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. The Company continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  The Company earns both Federal and Oklahoma state tax credits associated with the production from its wind farms as well as earning Oklahoma state tax credits associated with the Company’s investment in its electric generating facilities which further reduce the Company’s effective tax rate.

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

In June 2010, new legislation was passed in Oklahoma that creates a moratorium, from July 1, 2010 through June 30, 2012, on approximately 30 income tax credits. For income tax purposes, credits affected by the moratorium may not be claimed for any event, transaction, investment, expenditure or other act for which the credits would otherwise be allowable. During this two-year window, affected credits generated by the Company will be deferred and utilized at a time after the moratorium expires. For financial accounting purposes, the Company will receive the benefits in the future as the credits do not expire if they are not utilized in the period they are generated.

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

Under the Acts, beginning in 2013 an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As retiree healthcare liabilities and related tax impacts are already reflected in OGE Energy’s Condensed Consolidated Financial Statements, OGE Energy recognized a one-time, non-cash charge of approximately $11.4 million during the quarter ended

March 31, 2010 for the write-off of previously recognized tax benefits relating to Medicare Part D subsidies to reflect the change in the tax treatment of the federal subsidy, of which approximately $7.0 million was the Company’s portion.

7.         Long-Term Debt

At June 30, 2010, the Company was in compliance with all of its debt agreements.

The Company has three series of variable-rate industrial authority bonds (the “Bonds”) with optional redemption provisions that allow the holders to request repayment of the Bonds at various dates prior to the maturity.  The Bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.30% - 0.50%	Garfield Industrial Authority, January 1, 2025	$47.0
0.35% - 0.52%	Muskogee Industrial Authority, January 1, 2025	32.4
0.33% - 0.55%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

All of these Bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase.  The bond holders, on any business day, can request repayment of the Bond by delivering an irrevocable notice to the tender agent stating the principal amount of the Bond, payment instructions for the purchase price and the business day the Bond is to be purchased.  The repayment option may only be exercised by the holder of a Bond for the principal amount.  When a tender notice has been received by the trustee, a third party remarketing agent for the Bonds will attempt to remarket any Bonds tendered for purchase.  This process occurs once per week.  Since the original issuance of these series of Bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds.  If the remarketing agent is unable to remarket any such Bonds, the Company is obligated to repurchase such unremarketed Bonds.  As the Company has both the intent and ability to refinance the Bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the Bonds are classified as long-term debt in the Company’s Condensed Financial Statements. The Company believes that it has sufficient liquidity to meet these obligations.

Registration Statement Filing

On May 6, 2010, the Company filed a Registration Statement on Form S-3 pursuant to which it may offer from time to time a currently indeterminate principal amount of debt securities.

Issuance of New Long-Term Debt

On June 8, 2010, the Company issued $250 million of 5.85% senior notes due June 1, 2040.  The proceeds from the issuance were added to the Company’s general funds and are intended to fund the Company’s ongoing capital expenditure program or to be used for working capital.  Pending such use, the funds have been temporarily invested.  The Company expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

8.         Short-Term Debt and Credit Facility

At June 30, 2010 and December 31, 2009, there were approximately $222.1 million and $125.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy’s revolving credit amount.  This agreement has a termination date of January 9, 2012.  At June 30, 2010, there were no intercompany borrowings under this agreement.  The Company also has approximately $389.0 million of liquidity under a bank facility which is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2010, there was approximately $9.5 million supporting letters of credit.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at June 30, 2010.  At June 30, 2010, the Company had less than $0.1 million in cash and cash equivalents.

OGE Energy’s and the Company’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions.  Pricing grids associated with OGE Energy’s and the Company’s credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of OGE Energy’s and the Company’s short-term borrowings, but a reduction in OGE Energy’s and the Company’s credit ratings would not result in any defaults or accelerations.  Any future downgrade of the Company could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit.

Unlike OGE Energy, the Company must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  The Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2009 and ending December 31, 2010.

9.         Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the pension plan, the restoration of retirement income plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost
	Pension Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010 (A)	2009 (A)	2010 (B)	2009 (B)
Service cost	$2.4	$2.9	$5.0	$5.8
Interest cost	6.6	6.1	12.7	12.3
Expected return on plan assets	(8.5)	(6.6)	(17.1)	(13.2)
Amortization of net loss	4.9	4.7	8.8	9.3
Amortization of unrecognized prior service cost	0.6	0.3	1.2	0.5
Net periodic benefit cost	$6.0	$7.4	$10.6	$14.7

	Restoration of Retirement Income Plan
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2010 (A)	2009 (A)		2010 (B)	2009 (B)
Interest cost	$0.1	$	---	$0.1	$	---
Amortization of net loss	---		0.1	---		0.1
Amortization of unrecognized prior service cost	---		---	0.1		0.1
Net periodic benefit cost	$0.1		$0.1	$0.2		$0.2
(A)
In addition to the $6.1 million and $7.5 million of net periodic benefit cost recognized during the three months ended June 30, 2010 and 2009, respectively, the Company recognized the following:

•  an increase in pension expense during the three months ended June 30, 2010 of approximately $1.5 million and a reduction in pension expense of approximately $1.1 million during the same period in 2009 to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1); and
•  a reduction in pension expense during the three months ended June 30, 2009 of approximately $3.2 million in the Arkansas jurisdiction to reflect the approval of recovery of the Company’s 2006 and 2007 pension settlement costs in the May 2009 Arkansas rate order which are identified as Deferred Pension Plan Expenses (see Note 1).

(B)
In addition to the $10.8 million and $14.9 million of net periodic benefit cost recognized during the six months ended June 30, 2010 and 2009, respectively, the Company recognized the following:

•  an increase in pension expense during the six months ended June 30, 2010 of approximately $2.9 million and a reduction in pension expense of approximately $2.1 million during the same period in 2009 to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1); and
•  a reduction in pension expense during the six months ended June 30, 2009 of approximately $3.2 million in the Arkansas jurisdiction to reflect the approval of recovery of the Company’s 2006 and 2007 pension settlement costs in the May 2009 Arkansas rate order which are identified as Deferred Pension Plan Expenses (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Service cost	$0.6	$0.6	$1.4	$1.1
Interest cost	3.5	2.8	6.9	5.7
Expected return on plan assets	(1.6)	(1.6)	(3.3)	(3.2)
Amortization of transition obligation	0.7	0.6	1.3	1.3
Amortization of net loss	2.8	1.1	5.1	2.1
Amortization of unrecognized prior service cost	---	0.2	---	0.4
Net periodic benefit cost	$6.0	$3.7	$11.4	$7.4

Pension Plan Funding

In the second quarter of 2010, OGE Energy contributed approximately $40 million to its pension plan, of which approximately $37.7 million was the Company’s portion. OGE Energy currently expects to contribute an additional $10 million to its pension plan during the remainder of 2010. Any remaining expected contributions to its pension plan during 2010 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

10.       Commitments and Contingencies

Except as set forth below and in Note 11, the circumstances set forth in Notes 12 and 13 to the Company’s Financial Statements included in the Company’s 2009 Form 10-K appropriately represent, in all material respects, the current status of the Company’s material commitments and contingent liabilities.

Railcar Lease Agreement

At June 30, 2010, the Company had a noncancellable operating lease with purchase options, covering 1,462 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through the Company’s tariffs and fuel adjustment clauses.  At the end of the lease term, which is January 31, 2011, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If the Company chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $31.5 million.

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

Oxley Litigation

The Company has been sued by John C. Oxley D/B/A Oxley Petroleum et al. in the District Court of Haskell County, Oklahoma.  This case has been pending for more than 11 years.  The plaintiffs alleged that the Company breached the terms of contracts covering several wells by failing to purchase gas from the plaintiffs in amounts set forth in the contracts.  The plaintiffs’ most recent Statement of Claim describes approximately $2.7 million in take-or-pay damages  (including interest) and approximately $36 million in contract repudiation damages (including interest), subject to the limitation described below. In 2001, the Company agreed to provide the plaintiffs with approximately $5.8 million of consideration and the parties agreed to arbitrate the dispute.  The arbitration hearing was completed and the final briefs were provided to the arbitration panel on March 17, 2010.  On May 19, 2010, the panel issued an arbitration award in an amount less than the consideration previously paid by the Company and, as a result, the Company did not owe any additional amount.  The Company now considers this case closed.

Natural Gas Measurement Case

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

Franchise Fee Lawsuit

On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law. The Company’s motion for summary judgment was denied by the trial judge.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorizes the Company to collect the challenged franchise fee charges.  On December 9, 2009 the OCC issued an order dismissing the plaintiffs’ request for a modification of the 1994 OCC order which authorized the Company to collect and remit sales tax on franchise fee charges. In its December 9, 2009 order, the OCC advised the plaintiffs that the ruling does not address the question of whether the Company’s collection and remittance of such sales tax should be discontinued prospectively. On April 19, 2010, the OCC issued a final order dismissing with prejudice the applicants’ claims for recovery of previously paid taxes on franchise fees and approving the closing of this matter.  On June 10, 2010, the plaintiffs filed a motion in the District Court of Creek County, Oklahoma, asking the court to proceed with the original class action. On July 8, 2010, a hearing in this matter was held and the court granted the plaintiffs motion to lift the stay of discovery previously imposed by the Oklahoma Supreme Court but denied any other specific relief pending further action by the court.  On August 4, 2010, the Company filed an application to assume original jurisdiction and a petition for a writ of prohibition with the Oklahoma Supreme Court.  While the Company cannot predict the precise outcome of this lawsuit, based on the information known at this time, the Company believes that this lawsuit will not have a material adverse effect on the Company’s financial position or results of operations.

Environmental Matters

Water

The Company filed an Oklahoma Pollutant Discharge Elimination (“OPDES”) permit renewal application with the state of Oklahoma on August 4, 2008 for its Seminole generating station and received draft permits for review on both January 9, 2009 and December 4, 2009. The Company provided comments on the January draft permit and will provide additional comments on the December draft permit. In addition, the Company filed OPDES permit renewal applications for its Arbuckle, Muskogee, Mustang and Horseshoe Lake generating stations on July 23, 2009, March 4, 2009, April 3, 2009 and October 29, 2009, respectively. The draft permits were reviewed and comments have been submitted to the Oklahoma Department of Environmental Quality for Muskogee, Mustang and Horseshoe Lake generating stations.

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

Completed Regulatory Matters

Windspeed Transmission Line Project

The Company filed an application on May 19, 2008 with the OCC requesting pre-approval to recover from Oklahoma customers the cost to construct a transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma (“Windspeed”). The OCC subsequently authorized recovery at a construction cost of up to approximately $218 million, including allowance for funds used during construction (“AFUDC”).  At June 30, the construction costs and AFUDC incurred for the Windspeed transmission line were approximately $210.2 million and the final costs are expected to be less than $218 million.  The Windspeed transmission line was placed into service on March 31, 2010, with the recovery rider being implemented with the first billing cycle in April 2010.

Long-Term Gas Supply Agreements

On February 26, 2010, the Company filed an application with the OCC requesting a waiver of the competitive bid rules to allow the Company to negotiate desired long-term gas purchase agreements. On May 11, 2010, all parties to this case signed a settlement agreement in this matter requesting that the OCC issue an order granting a waiver of the competitive bid rules.  A hearing on the settlement agreement was held on May 13, 2010 and the OCC issued an order approving the settlement agreement on May 27, 2010.  On June 29, 2010, the Company filed a separate application with the OCC seeking approval of four long-term gas purchase agreements, which would provide a 12-year supply of natural gas to the Company and account for approximately 25 percent of its current natural gas fuel supply needs.  On July 27, 2010, a procedural schedule was established in this matter with a hearing scheduled to begin on October 14, 2010.

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2008

On July 20, 2009, the OCC Staff filed an application for a public hearing to review and monitor the Company’s application of the 2008 fuel adjustment clause.  On September 18, 2009, the Company responded by filing the necessary information and documents to satisfy the OCC’s minimum filing requirement rules.  On May 5, 2010, all parties to this case signed a settlement agreement in this matter, stating that the Company’s generation and fuel procurement processes and costs during the 2008 calendar year were prudent.  A hearing on the settlement agreement was held on May 26, 2010 and the OCC issued an order approving the settlement agreement on June 18, 2010.

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

On March 15, 2010, the Company filed an application with the OCC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant.  On July 1, 2010, the OCC approved a settlement among all parties to the proceeding.  The key settlement terms were:

•
Pre-approval for system-wide deployment of smart grid technology and authorization for the Company to begin recovering the costs of the system-wide deployment of smart grid technology through a rider mechanism that will become effective in accordance with the order approving the settlement agreement;

•
The Company’s total project costs eligible for recovery (those costs expended or accrued by the Company prior to the termination of the period authorized by the DOE as eligible for grant funds) shall be capped at $366.4 million (“Smart Grid Cost”), inclusive of the DOE grant award amount. The Smart Grid Cost includes the cost of implementing the Norman, Oklahoma smart grid pilot program previously authorized by the OCC.  Under the terms of the settlement, the Smart Grid Cost would be deemed to represent an investment that is fair, just and reasonable and in the public interest and to be prudent and will be recognized in the Company’s 2013 general rate case;

•
To the extent that the Company’s total expenditure for system-wide deployment of smart grid technology during the eligible period exceeds the Smart Grid Cost, the Company shall be entitled to offer evidence and seek to establish that the excess above the Smart Grid Cost was prudently incurred and any such contention may be addressed in the Company’s 2013 rate case;

•	Implementation of the recovery rider would commence with the first billing cycle in July 2010;
•	Continued utilization of a return on equity previously approved by the OCC for other various recovery riders;
•
The recovery rider shall be designed to collect, on a levelized basis, the revenue requirement associated with the estimated project cost of $357.4 million and shall be subject to a true-up in 2014 after the recovery rider expires, including a true-up for project costs, if any, in excess of $357.4 million but less than the Smart Grid Cost. Any over/under recovery remaining will be passed or credited through the Company’s fuel adjustment clause;

•	The Company guarantees that customers will receive the benefit of certain operations and maintenance cost reductions resulting from the smart grid deployment as a credit to the recovery rider;
•
Beginning January 1, 2011, the Company shall make available the smart grid web portal to all customers having a smart meter. The Company shall expend funds to educate customers regarding the best use of the information available on the portal. In addition, the Company shall make available to all customers who do not have internet access the opportunity to receive a monthly home energy report. This report shall be made available, free of charge, to customers eligible for the Company’s Low Income Home Energy Assistance Program and/or Senior Citizen program who are without internet service. The incremental costs for web portal access, education and the providing of home energy reports free of charge are to be accumulated as a regulatory asset in an amount up to $6.9 million and recovered in base rates beginning in 2014;

•	The stranded costs associated with the Company’s existing meters which are being replaced by smart meters will be accumulated in a regulatory asset and recovered in base rates beginning in 2014; and
•	The Company will file an application with the APSC related to the deployment of smart grid technology by the end of 2010.

Crossroads Wind Project Application

In February 2010, the Company signed memoranda of understanding for approximately 197.8 megawatts (“MW”) of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind project (“Crossroads”) located in Dewey County, Oklahoma. In April 2010, the Company filed an application with the OCC requesting pre-approval of Crossroads and a rider to recover from Oklahoma customers the costs to construct Crossroads.  On July 29, 2010, the OCC approved a settlement among all parties to the proceeding with the Company to build, own and operate the wind farm.  The key settlement terms approved by the OCC were:

•	Authorization for the Company to begin recovering the costs of Crossroads through a rider mechanism that will be effective until new rates are implemented after the Company’s 2013 general rate case;
•
Continued utilization of a return on equity previously approved by the OCC for other various recovery riders, subject to adjustment in the future to reflect the return on equity authorized in subsequent general rate cases;

•	The Company’s capital costs for which it is entitled recovery for a 197.8 MW wind farm (“Capped Investment Amount”) is $407.7 million;

•
To the extent the Company’s total investment in Crossroads exceeds the Capped Investment Amount, the Company shall be entitled to offer evidence and seek to establish that the excess above the Capped Investment Amount was prudently incurred and should be included in the Company’s rate base;

•
If the three-year rolling average of Crossroads megawatt-hours (“MWH”) of production (including a credit for energy not produced due to curtailments or other events caused by system emergencies, force majeure events, or transmission system issues) falls below 712,844 MWHs, the Company shall file testimony demonstrating the appropriate operation of Crossroads as part of its fuel cost recovery filing; and

•
The Company has the opportunity to expand Crossroads by an additional 29.7 MWs (12 additional turbines).  If the pending Southwest Power Pool (“SPP”) interconnection study concludes on or before September 1, 2010, that these additional turbines can be interconnected at incremental costs below $4.7 million, the costs and associated recovery for these additional turbines shall be included in the Crossroads rider, and the Capped Investment Amount and the three-year rolling average of MWH production will be adjusted to approximately $469.7 million and 819,879 MWHs, respectively.

On July 31, 2010, the SPP released its interconnection study which identified that the incremental interconnection costs associated with the additional 29.7 MWs was approximately $1.2 million.  Therefore, the Company chose to expand Crossroads by the additional 29.7 MWs with a total projected cost of the project, including AFUDC, to be approximately $450 million, which is below the Capped Investment Amount of approximately $469.7 million.

Pending Regulatory Matters

Arkansas OU Spirit Application and Renewable Energy Filing

The Company expects to file an application with the APSC in August 2010, requesting approval to recover from Arkansas customers the cost of OU Spirit through a surcharge and approval to recover, through the fuel adjustment clause, the costs of purchasing power under two wind purchase power agreements totaling 280 MWs, which were signed in September 2009, as a result of a request for proposal issued by the Company in December 2008.  The agreements are both 20-year power purchase agreements, under which the developers are to build, own and operate the wind generating facilities and the Company will purchase their electric output.  The two wind farms are expected to be in service by the end of 2010.

2010 Arkansas Rate Case Filing

The Company began developing a rate case filing for the Arkansas jurisdiction in early 2010.  In June 2010, the Company filed notice with the APSC of its intent to seek an increase in its electric rates, anticipating a rate case filing no sooner than August 2010, with a targeted implementation date for new electric rates of July 2011.  The amount of the requested increase has not yet been determined.

SPP Transmission/Substation Projects

The SPP is a regional transmission organization under the jurisdiction of the FERC that was created to ensure reliable supplies of power, adequate transmission infrastructure and competitive wholesale prices of electricity. The SPP does not build transmission though the SPP’s tariff contains rules that govern the transmission construction process.  Transmission owners complete the construction and then own, operate and maintain transmission assets within the SPP region. When the SPP Board of Directors approves a project, the transmission provider in the area where the project is needed has the first obligation to build.

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

On April 28, 2009, the SPP approved the Balanced Portfolio 3E projects.  Balanced Portfolio 3E includes four projects to be built by the Company and includes: (i) construction of approximately 120 miles of transmission line from the Company’s Seminole substation in a northeastern direction to the Company’s Muskogee substation at a cost of approximately $130 million for the Company, which is expected to be in service by December 2014, (ii) construction of approximately 72 miles of transmission line from the Company’s Woodward District EHV substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at a cost of approximately $120 million for the Company, which is expected to be in service by April 2014, (iii) construction of approximately 38 miles of transmission line from the Company’s Sooner substation in an eastern direction to the Grand River Dam Authority Cleveland substation at an estimated cost of approximately $70 million for the Company, which is expected to be in service by December 2012 and (iv) construction of a new substation near Anadarko which is expected to consist of a 345/138 kV transformer and substation breakers and will be built in the Company’s portion of the Cimarron-Lawton East Side 345 kV line at an estimated cost of approximately $15 million for the Company, which is expected to be in service by December 2012.  On June 19, 2009, the Company received a notice to construct the Balanced Portfolio 3E projects from the SPP.  On July 23, 2009, the Company responded to the SPP that the Company will construct the Balanced Portfolio 3E projects discussed above beginning in late 2010 or early 2011.  The capital expenditures related to the Balanced Portfolio 3E projects are presented in the summary of capital expenditures for known and committed projects in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

On April 27, 2010, the SPP approved, contingent upon approval by the FERC of a regional cost allocation methodology filed with the FERC by the SPP, a set of transmission projects titled “Priority Projects.” The Priority Projects consist of several transmission projects, two of which have been assigned to the Company. The 345 kV projects include: (i) construction of approximately 120 miles of transmission line from the Company’s Woodward District EHV substation to a companion transmission line to be built by Southwestern Public Service to its Hitchland substation in the Texas Panhandle at a cost of approximately $233 million for the Company, which is expected to be in service by April 2014 and (ii) construction of approximately 58 miles of transmission line from the Company’s Woodward District EHV substation to a companion transmission line at the Kansas border to be built by either Mid-Kansas Electric Company (“MKEC”) or another company assigned by MKEC at a cost of approximately $97 million to the Company, which is expected to be in service by December 2014.  On June 17, 2010, the FERC approved the cost allocation filed by the SPP and notices to construct these Priority Projects were issued by the SPP on June 30, 2010.  The Company expects to respond to the SPP on the notices to construct in the third quarter of 2010.  The capital expenditures related to the Priority Projects are presented in the summary of capital expenditures for known and committed projects in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Capital Requirements.”

State Legislative Initiative

House Bill 3028 (“HB 3028”) became effective in May 2010 and established an Oklahoma renewable portfolio standard with a statewide goal of renewable energy capacity (on an installed electric generation capacity basis) of 15 percent by year 2015. HB 3028 also designated natural gas as the preferred fuel for all new fossil fuel electric generation in Oklahoma until year 2020, but provides that the OCC may determine that a fossil fuel other than natural gas is in the best interest of customers.  By the year 2012, the Company expects that its installed electric generation capacity basis for wind-powered units will be approximately 10 percent.

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

Summary of Operating Results

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

The Company reported net income of approximately $60.0 million and $56.4 million, respectively, during the three months ended June 30, 2010 and 2009, an increase of approximately $3.6 million, or 6.4 percent, primarily due to a higher gross margin on revenues (“gross margin”) mainly due to rate increases and riders partially offset by higher other operation and maintenance expense.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

The Company reported net income of approximately $61.2 million and $57.7 million, respectively, during the six months ended June 30, 2010 and 2009, an increase of approximately $3.5 million, or 6.1 percent, primarily due to a higher gross margin mainly due to rate increases and riders, cooler weather in the first quarter of 2010 and warmer weather in the second quarter of 2010 partially offset by higher other operation and maintenance expense and higher income tax expense mainly attributable to the elimination of the tax deduction for the Medicare Part D subsidy (discussed in Note 6 of Condensed Financial Statements).

Recent Developments and Regulatory Matters

Global Climate Change and Environmental Concerns

There are state, national and international efforts to address possible effects of global climate change and regulate the emission of greenhouse gases including, most significantly, carbon dioxide. In addition, there is litigation against other companies in which the plaintiffs seek to compel either reductions in the future emission of greenhouse gases or compensation for alleged damages resulting from past emissions of greenhouse gases.  Congress has considered legislation that, if enacted, could require reductions of greenhouse gas emissions of as much as 83 percent below the baseline 2005 level, perhaps by implementing a cap-and-trade-system. The Federal legislative proposals also generally included renewable energy standards, energy efficiency mandates and other requirements. It is uncertain at this time whether, and in what form, such legislation will ultimately be adopted.  If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of carbon dioxide and other greenhouse gases for the Company’s facilities to address climate change, this could result in significant additional capital expenditures and compliance costs.

Uncertainty surrounding global climate change and environmental concerns related to new coal-fired generation development is changing the mix of the potential sources of new generation in the region.  Adoption of renewable portfolio standards would be expected to increase the region’s reliance on wind generation. An Oklahoma renewable portfolio standard with a statewide goal of renewable energy capacity (on an installed electric generation capacity basis) of 15 percent by year

2015 became effective in May 2010.  A federal renewable portfolio standard has not yet been established.  The Company believes it can leverage its unique geographic position to develop renewable energy resources for wind and transmission to deliver the renewable energy.

Smart Grid Application

On July 1, 2010, the OCC approved a settlement with all parties to the OCC consideration of the Company’s application for pre-approval for system-wide deployment of smart grid technology and a recovery rider.  The recovery rider was implemented with the first billing cycle in July 2010.  For a discussion of the settlement agreement terms related to the Company’s Smart Grid application, see Note 11 of Notes to Condensed Financial Statements.

Crossroads Wind Project Application

On June 28, 2010, a settlement agreement was reached with all the parties to the OCC consideration of the Company’s application for pre-approval of the 197.8 megawatts (“MW”) of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind project (“Crossroads”) and a recovery rider.  On July 29, 2010, the OCC approved a settlement among all parties to the proceeding with the Company to build, own and operate the wind farm.  For a discussion of the settlement agreement terms approved by the OCC related to the Company’s Crossroads application, see Note 11 of Notes to Condensed Financial Statements.

2010 Outlook

The Company’s 2010 ongoing earnings guidance remains unchanged and is between approximately $207 million and $217 million of net income.  However, certain key assumptions previously disclosed have changed which are listed below.  All other assumptions are unchanged from those included in the earnings guidance in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

2010 Ongoing Earnings Guidance:

•	Excludes a one-time, non-cash charge recorded in March 2010 of approximately $7.0 million related to the elimination of the tax deduction for the Medicare Part D subsidy.
•	Includes a projected increase for the remainder of 2010 in income tax expense of approximately $1.9 million related to the elimination of the tax deduction for the Medicare Part D subsidy.

The key assumptions that have changed include:

•
Allowance for equity funds used during construction (“AEFUDC”) income of approximately $15 million up from the previous guidance of $5 million primarily as a result of OCC approval of the Crossroads wind farm; and

•
An effective tax rate of approximately 31 percent up from the previous guidance of 27 percent primarily as a result of lower investment and production tax credits than previously projected. The projected effective tax rate excludes the approximately $7.0 million charge related to the Medicare Part D subsidy.

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

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the three and six months ended June 30, 2010 as compared to the same periods in 2009 and the Company’s financial position at June 30, 2010.  Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Operating income	$113.0	$96.5	$144.9	$115.3
Net income	$60.0	$56.4	$61.2	$57.7

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009
Operating revenues	$512.8	$425.3	$956.8	$762.0
Cost of goods sold	230.8	188.3	481.6	359.3
Gross margin on revenues	282.0	237.0	475.2	402.7
Other operation and maintenance	101.2	77.9	195.1	163.2
Depreciation and amortization	50.6	46.0	100.3	91.5
Impairment of assets	---	0.3	---	0.3
Taxes other than income	17.2	16.3	34.9	32.4
Operating income	113.0	96.5	144.9	115.3
Interest income	---	0.3	---	0.8
Allowance for equity funds used during construction	2.3	3.9	4.6	5.2
Other income	0.8	4.2	3.3	8.8
Other expense	0.4	0.7	1.0	1.2
Interest expense	25.2	23.2	49.4	47.5
Income tax expense	30.5	24.6	41.2	23.7
Net income	$60.0	$56.4	$61.2	$57.7
Operating revenues by classification
Residential	$207.7	$167.6	$398.9	$303.9
Commercial	132.0	112.3	233.0	191.7
Industrial	52.8	43.0	98.3	75.8
Oilfield	40.4	33.2	76.0	62.1
Public authorities and street light	50.5	41.3	90.0	72.8
Sales for resale	14.5	12.0	31.2	24.7
Provision for rate refund	---	(0.4)	---	(0.6)
System sales revenues	497.9	409.0	927.4	730.4
Off-system sales revenues (A)	7.5	8.6	13.9	14.5
Other	7.4	7.7	15.5	17.1
Total operating revenues	$512.8	$425.3	$956.8	$762.0
MWH (B) sales by classification (in millions)
Residential	2.082	2.069	4.426	4.063
Commercial	1.754	1.704	3.163	3.090
Industrial	0.966	0.861	1.857	1.710
Oilfield	0.756	0.720	1.481	1.452
Public authorities and street light	0.784	0.759	1.426	1.412
Sales for resale	0.351	0.309	0.679	0.620
System sales	6.693	6.422	13.032	12.347
Off-system sales	0.202	0.305	0.339	0.495
Total sales	6.895	6.727	13.371	12.842
Number of customers	779,359	773,436	779,359	773,436
Average cost of energy per KWH (C) – cents
Natural gas	4.503	3.310	5.050	3.519
Coal	1.916	1.778	1.858	1.659
Total fuel	2.832	2.340	3.049	2.285
Total fuel and purchased power	3.127	2.624	3.334	2.601
Degree days (D)
Heating - Actual	158	254	2,298	1,929
Heating - Normal	236	236	2,199	2,199
Cooling - Actual	737	637	745	660
Cooling - Normal	547	547	555	555
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

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Operating Income

The Company’s operating income increased approximately $16.5 million, or 17.1 percent, during the three months ended June 30, 2010 as compared to the same period in 2009 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense as discussed below.

Gross Margin

Gross margin was approximately $282.0 million during the three months ended June 30, 2010 as compared to approximately $237.0 million during the same period in 2009, an increase of approximately $45.0 million, or 19.0 percent.  The gross margin increased primarily due to:

•
increased price variance, which included revenues from various rate riders, including the Windspeed rider, the OU Spirit rider, the Smart Grid rider and the system hardening rider, and higher revenues from the sales and customer mix, which increased the gross margin by approximately $26.7 million;

•	the $48.3 million Oklahoma rate increase in which the majority of the annual increase is recovered during the summer months, which increased the gross margin by approximately $14.9 million;
•	warmer weather in the Company’s service territory, which increased the gross margin by approximately $1.8 million;
•	revenues from the Arkansas rate increase, which increased the gross margin by approximately $1.4 million; and
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $1.4 million.

These increases in the gross margin were partially offset by lower other revenues due to fewer transmission requests from others on the Company’s system, which decreased the gross margin by approximately $1.2 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $182.8 million during the three months ended June 30, 2010 as compared to approximately $147.9 million during the same period in 2009, an increase of approximately $34.9 million, or 23.6 percent, primarily due to higher natural gas prices and increased natural gas generation due to ongoing maintenance at some of the Company’s coal-fired power plants. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers.  Purchased power costs were approximately $47.1 million during the three months ended June 30, 2010 as compared to approximately $40.0 million during the same period in 2009, an increase of approximately $7.1 million, or 17.8 percent, primarily due to an increase in short-term power agreements resulting in short-term spot market purchases for both reliability and economic purposes.

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

Operating Expenses

Other operation and maintenance expenses were approximately $101.2 million during the three months ended June 30, 2010 as compared to approximately $77.9 million during the same period in 2009, an increase of approximately $23.3 million, or 29.9 percent.  The increase in other operation and maintenance expenses was primarily due to:

•
an increase of approximately $8.0 million in contract technical and construction services expense primarily attributable to increased spending for ongoing maintenance at some of the Company’s power plants in the second quarter of 2010 as compared to the same period in 2009;

•
an increase of approximately $7.0 million in employee benefits expense primarily due to a reclassification in May 2009 of 2006 and 2007 pension settlement costs to a regulatory asset, as prescribed in the Arkansas rate case settlement, an increase in postretirement benefits due to an increase in medical costs and changes in actuarial assumptions in 2010 and an increase in pension expense due to a decrease in the amount deferred as a pension regulatory asset in the Company’s Oklahoma jurisdiction resulting from the Company’s 2009 Oklahoma rate case;

•	an increase of approximately $2.3 million in intercompany allocations due to increased spending at the holding company;
•	an increase of approximately $2.0 million in salaries and wages expense primarily due to salary increases in 2010 and increased overtime expense due to storms in May 2010; and
•	an increase of approximately $1.9 million due to increased spending on vegetation management related to system hardening, which expenses are being recovered through a rider.

Depreciation and amortization expense was approximately $50.6 million during the three months ended June 30, 2010 as compared to approximately $46.0 million during the same period in 2009, an increase of approximately $4.6 million, or 10.0 percent, primarily due to additional assets being placed into service, including OU Spirit that was placed into service in November and December 2009 and the Windspeed transmission line that was placed into service on March 31, 2010.

Additional Information

Allowance for Equity Funds Used During Construction.  AEFUDC was approximately $2.3 million during the three months ended June 30, 2010 as compared to approximately $3.9 million during the same period in 2009, a decrease of approximately $1.6 million, or 41.0 percent, primarily due to the completion of OU Spirit in November and December 2009 and the Windspeed transmission line on March 31, 2010.

Other Income.  Other income includes, among other things, contract work performed, non-operating rental income and miscellaneous non-operating income. Other income was approximately $0.8 million during the three months ended June 30, 2010 as compared to approximately $4.2 million during the same period in 2009, a decrease in other income of approximately $3.4 million, or 81.0 percent.  Other income decreased by approximately $2.1 million due to a decreased level of gains recognized in the guaranteed flat bill program during the second quarter of 2010 from higher than expected usage resulting from warmer weather in addition to more customers participating in the guaranteed flat bill program during the second quarter of 2010 and approximately $1.1 million related to the benefit associated with the tax gross-up of AEFUDC.

Interest Expense.  Interest expense was approximately $25.2 million during the three months ended June 30, 2010 as compared to approximately $23.2 million during the same period in 2009, an increase of approximately $2.0 million, or 8.6 percent, primarily due to an approximate $0.9 million increase related to the issuance of $250 million of long-term debt in June 2010 and an approximate $0.8 million increase due to a lower allowance for borrowed funds used during construction during the second quarter of 2010 as compared to the same period in 2009.

Income Tax Expense.  Income tax expense was approximately $30.5 million during the three months ended June 30, 2010 as compared to approximately $24.6 million during the same period in 2009, an increase of approximately $5.9 million, or 24.0 percent, primarily due to higher pre-tax income in the second quarter of 2010 as compared to the same period in 2009 and the write-off of previously recognized Oklahoma investment tax credits primarily due to expenditures no longer eligible for the Oklahoma investment tax credit related to the change in the tax method of accounting for capitalization of repairs expense.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Operating Income

The Company’s operating income increased approximately $29.6 million, or 25.7 percent, during the six months ended June 30, 2010 as compared to the same period in 2009 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and higher taxes other than income as discussed below.

Gross Margin

Gross margin was approximately $475.2 million during the six months ended June 30, 2010 as compared to approximately $402.7 million during the same period in 2009, an increase of approximately $72.5 million, or 18.0 percent.  The gross margin increased primarily due to:

•
increased price variance, which included revenues from various rate riders, including the Windspeed rider, the OU Spirit rider, the Smart Grid rider and the system hardening rider, and higher revenues from the sales and customer mix, which increased the gross margin by approximately $36.3 million;

•	the $48.3 million Oklahoma rate increase in which the majority of the annual increase is recovered during the summer months, which increased the gross margin by approximately $18.9 million;
•	cooler weather in the first quarter of 2010 and warmer weather in the second quarter of 2010 in the Company’s service territory, which increased the gross margin by approximately $13.4 million;
•	revenues from the Arkansas rate increase, which increased the gross margin by approximately $3.5 million; and
•	new customer growth in the Company’s service territory, which increased the gross margin by approximately $3.0 million.

These increases in the gross margin were partially offset by lower other revenues due to fewer transmission requests from others on the Company’s system, which decreased the gross margin by approximately $2.5 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was approximately $381.4 million during the six months ended June 30, 2010 as compared to approximately $278.2 million during the same period in 2009, an increase of approximately $103.2 million, or 37.1 percent, primarily due to higher natural gas prices and increased natural gas generation due to ongoing maintenance at some of the Company’s coal-fired power plants. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers.  Purchased power costs were approximately $98.8 million during the six months ended June 30, 2010 as compared to approximately $80.1 million during the same period in 2009, an increase of approximately $18.7 million, or 23.3 percent, primarily due to an increase in purchases in the energy imbalance service market to meet the Company’s generation load requirements and an increase in short-term power agreements resulting in short-term spot market purchases for both reliability and economic purposes.

Operating Expenses

Other operation and maintenance expenses were approximately $195.1 million during the six months ended June 30, 2010 as compared to approximately $163.2 million during the same period in 2009, an increase of approximately $31.9 million, or 19.5 percent.  The increase in other operation and maintenance expenses was primarily due to:

•
an increase of approximately $11.5 million in contract technical and construction services attributable to increased spending for ongoing maintenance at some of the Company’s power plants in the first half of 2010 as compared to the same period in 2009;

•
an increase of approximately $10.0 million in employee benefits expense primarily due to an increase in postretirement benefits due to an increase in medical costs and changes in actuarial assumptions in 2010, a reclassification in May 2009 of 2006 and 2007 pension settlement costs to a regulatory asset, as prescribed in the Arkansas rate case settlement, and an increase in pension expense due to a decrease in the amount deferred as a pension regulatory asset in the Company’s Oklahoma jurisdiction resulting from the Company’s 2009 Oklahoma rate case;

•
an increase of approximately $6.8 million in salaries and wages expense primarily due to salary increases in 2010, increased incentive compensation expense and increased overtime expense due to the storms in January and May 2010;

•	an increase of approximately $2.6 million in intercompany allocations due to increased spending at the holding company;
•	an increase of approximately $2.4 million due to increased spending on vegetation management related to system hardening, which expenses are being recovered through a rider; and
•	an increase of approximately $1.7 million in injuries and damages.

These increases in other operation and maintenance expenses were partially offset by:

•
an increase of approximately $3.4 million in capitalized labor primarily due to certain January and May 2010 storm costs being recorded as a regulatory asset as Deferred Storm Expenses (see Note 1) and certain costs being capitalized in conjunction with the Company’s Smart Grid Program during the first half of 2010; and

•	a decrease of approximately $1.2 million due to lower bad debt expense.

Depreciation and amortization expense was approximately $100.3 million during the six months ended June 30, 2010 as compared to approximately $91.5 million during the same period in 2009, an increase of approximately $8.8 million, or 9.6 percent, primarily due to additional assets being placed into service, including OU Spirit that was placed into service in November and December 2009 and the Windspeed transmission line that was placed into service on March 31, 2010.

Taxes other than income were approximately $34.9 million during the six months ended June 30, 2010 as compared to approximately $32.4 million during the same period in 2009, an increase of approximately $2.5 million, or 7.7 percent, primarily due to higher ad valorem taxes.

Additional Information

Other Income.  Other income was approximately $3.3 million during the six months ended June 30, 2010 as compared to approximately $8.8 million during the same period in 2009, a decrease in other income of approximately $5.5 million, or 62.5 percent.  Other income decreased by approximately $4.5 million due to a decreased level of gains recognized in the guaranteed flat bill program during the first half of 2010 from higher than expected usage resulting from cooler weather in the first quarter of 2010 and warmer weather in the second quarter of 2010 in addition to more customers participating in the guaranteed flat bill program during the first half of 2010.

Interest Expense.  Interest expense were approximately $49.4 million during the six months ended June 30, 2010 as compared to approximately $47.5 million during the same period in 2009, an increase of approximately $1.9 million, or 4.0 percent, primarily due to an approximate $0.8 million increase related to the issuance of $250 million of long-term debt in June 2010 and an approximate $0.8 million increase due to a lower allowance for borrowed funds used during construction during the first half of 2010 as compared to the same period in 2009.

Income Tax Expense.  Income tax expense was approximately $41.2 million during the six months ended June 30, 2010 as compared to approximately $23.7 million during the same period in 2009, an increase of approximately $17.5 million, or 73.8 percent, primarily due to higher pre-tax income in the first half of 2010 as compared to the same period in 2009, an adjustment for the elimination of the tax deduction for the Medicare Part D subsidy (discussed in Note 6 of Condensed Financial Statements) and the write-off of previously recognized Oklahoma investment tax credits primarily due to expenditures no longer eligible for the Oklahoma investment tax credit related to the change in the tax method of accounting for capitalization of repairs expense.

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

Reconciliation of Ongoing Earnings to GAAP Net Income for the Six Months Ended June 30, 2010 and 2009

Six Months Ended
	Six Months Ended		Six Months Ended	June 30, 2009
	June 30, 2010	Medicare Part D	June 30, 2010	GAAP and Ongoing
(In millions)	Ongoing Earnings	Tax Subsidy	GAAP Net Income	Net Income (A)
The Company	$68.2	$(7.0)	$61.2	$57.7
(A) There were no one-time charges for the six months ended June 30, 2009 therefore, ongoing and GAAP net income are the same.

Financial Condition

The balance of Accounts Receivable was approximately $191.9 million and $145.9 million at June 30, 2010 and December 31, 2009, respectively, an increase of approximately $46.0 million, or 31.5 percent, primarily due to an increase in billings to the Company’s customers reflecting warmer weather in June 2010 as compared to December 2009.

The balance of Accrued Unbilled Revenues was approximately $81.6 million and $57.2 million at June 30, 2010 and December 31, 2009, respectively, an increase of approximately $24.4 million, or 42.7 percent, primarily due to higher usage by the Company’s customers and higher seasonal electric rates.

The balance of Advances to Parent was approximately $222.1 million and $125.9 million at June 30, 2010 and December 31, 2009, respectively, an increase of approximately $96.2 million, or 76.4 percent, primarily due to the Company having excess cash from the issuance of $250 million of long-term debt in June 2010 partially offset by the payment of dividends to OGE Energy of approximately $30.3 million in the second quarter of 2010.

The balance of Fuel Inventories was approximately $118.1 million and $101.0 million at June 30, 2010 and December 31, 2009, respectively, an increase of approximately $17.1 million, or 16.9 percent, primarily due to a higher coal and natural gas inventory balances due to higher volumes and higher average prices.

The balance of Construction Work in Progress was approximately $142.9 million and $259.9 million at June 30, 2010 and December 31, 2009, respectively, a decrease of approximately $117.0 million, or 45.0 percent, primarily due to costs associated with the Windspeed transmission line constructed by the Company which was placed in service on March 31, 2010 being reclassified to Property, Plant and Equipment In Service partially offset by increased spending on various distribution, transmission and generation projects.

The balance of Income Taxes Recoverable from Customers, Net was approximately $39.8  million and $19.1 million at June 30, 2010 and December 31, 2009, respectively, an increase of approximately $20.7 million, primarily due to a write-off of the deferred tax benefit associated with future Medicare Part D subsidy payments pursuant to the tax law changes in the Patient Protection and Affordable Care Act of 2009 and the Health Care and Education Reconciliation Act of 2010, which were signed into law in March 2010.

The balance of Fuel Clause Over Recoveries was approximately $137.4 million and $187.5 million at June 30, 2010 and December 31, 2009, respectively, a decrease of approximately $50.1 million or 26.7 percent, primarily due to the fact that the amount billed to retail customers was lower than the Company’s cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills.  As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel.  Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.

The balance of Long-Term Debt was approximately $1,790.3 million and $1,541.8 million at June 30, 2010 and December 31, 2009, respectively, an increase of approximately $248.5 million or 16.1 percent, due to the issuance of $250 million of long-term debt in June 2010.

The balance of Accrued Benefit Obligations was approximately $225.6 million and $261.0 million at June 30, 2010 and December 31, 2009, respectively, a decrease of approximately $35.4 million, or 13.6 percent, primarily due to pension plan contributions made by OGE Energy during the second quarter of 2010.

Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company’s off-balance sheet arrangements from those discussed in the Company’s 2009 Form 10-K.

Railcar Lease Agreement

At June 30, 2010, the Company had a noncancellable operating lease with purchase options, covering 1,462 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through the Company’s tariffs and fuel adjustment clauses.  At the end of the lease term, which is January 31, 2011, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If the Company chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of approximately $31.5 million.

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

Net Available Liquidity

At June 30, 2010, the Company had less than $0.1 million of cash and cash equivalents.  At June 30, 2010, the Company had approximately $379.5 million of net available liquidity under its revolving credit agreement.

Cash Flows

	Six Months Ended
	June 30,
(In millions)	2010	2009
Net cash provided from operating activities	$188.5	$201.2
Net cash used in investing activities	(195.9)	(342.2)
Net cash provided from financing activities	7.4	94.6

The decrease of approximately $12.7 million, or 6.3 percent, in net cash provided from operating activities during the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to higher fuel refunds in the first half of 2010 as compared to the same period in 2009 partially offset by an income tax refund in February 2010 related to a carry back of the 2008 tax loss resulting from a change in tax method of accounting for capitalization of repairs expense and cash received in the first half of 2010 from the implementation of rate increases and riders.

The decrease of approximately $146.3 million, or 42.8 percent, in net cash used in investing activities during the six months ended June 30, 2010 as compared to the same period in 2009 primarily related to higher levels of capital expenditures in 2009 related to OU Spirit and the Windspeed transmission line constructed by the Company which was placed in service on March 31, 2010.

The decrease of approximately $87.2 million, or 92.2 percent, in net cash provided from financing activities during the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to the Company using the proceeds received from the issuance of $250 million of long-term debt in June 2010 to make payments to OGE Energy as well as an increase in short-term debt in the first half of 2009.

Future Capital Requirements and Financing Activities

Capital Expenditures

The Company’s estimates of capital expenditures are approximately:  2010 - $645 million, 2011 - $975 million, 2012 - $765 million, 2013 - $540 million, 2014 - $355 million and 2015 - $320 million.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company’s business) plus capital expenditures for known and committed projects (collectively referred to as the “Base Capital Expenditure Plan”).  Capital expenditures estimated for the next five years and beyond are as follows:

	Less than
	1 year	1-3 years	3-5 years	More than
(In millions)	(2010)	(2011-2012)	(2013-2014)	5 years	Total
Base Transmission	$45	$40	$35	$20	$140
Base Distribution	215	465	460	230	1,370
Base Generation	50	70	70	35	225
Other	25	50	50	25	150
Total Base Transmission, Distribution,
Generation and Other	335	625	615	310	1,885
Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kV)	25	175	---	---	200
Sooner-Rose Hill (345 kV)	15	45	---	---	60
Windspeed (345 kV)	25	---	---	---	25
Balanced Portfolio 3E Projects	10	205	120	---	335
SPP Priority Projects (A)	---	230	100	---	330
Total Transmission Projects	75	655	220	---	950
Other Projects:
Smart Grid Program (B)	40	120	60	10	230
Crossroads (C)	160	290	---	---	450
System Hardening	10	25	---	---	35
OU Spirit	10	---	---	---	10
Other	15	25	---	---	40
Total Other Projects	235	460	60	10	765
Total Known and Committed Projects	310	1,115	280	10	1,715
Total capital expenditures (D)	$645	$1,740	$895	$320	$3,600
(A)    On June 30, 2010, the Southwest Power Pool issued notices to construct to the Company to build two 345 kilovolt transmission lines as discussed in Note 11 of Notes to Condensed Financial Statements.
(B)    These capital expenditures are net of the Smart Grid $130 million grant approved by the U.S. Department of Energy.
(C)    These capital expenditures assume the 227.5 MW configuration.
(D)    The Base Capital Expenditure Plan above excludes any environmental expenditures associated with Best Available Retrofit Technology (“BART”) requirements due to the uncertainty regarding BART costs.  As discussed in “– Environmental Laws and Regulations” below, pursuant to a proposed regional haze agreement the Company has agreed to install low nitrogen oxide (“NOX”) burners and related equipment at the three affected generating stations.   Preliminary estimates indicate the cost will be approximately $100 million (plus or minus 30 percent).  For further information, see “– Environmental Laws and Regulations” below.

Additional capital expenditures beyond those identified in the table above, including incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company’s financial objectives.

Pension Plan Funding

In the second quarter of 2010, OGE Energy contributed approximately $40 million to its pension plan, of which approximately $37.7 million was the Company’s portion. OGE Energy currently expects to contribute an additional $10 million to its pension plan during the remainder of 2010. Any remaining expected contributions to its pension plan during 2010 would be discretionary contributions, anticipated to be in the form of cash, and are not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended.

Fuel Refund

As a result of an interim fuel filing, beginning in July 2010, the Company expects to refund to its customers approximately $100 million of prior fuel over recoveries over the next six months.

Security Ratings

Access to reasonably priced capital is dependent in part on credit and security ratings.  On June 28, 2010, Fitch Ratings downgraded the Company’s issuer default rating from A+ to A and the Company’s senior unsecured debt rating from AA- to A+.  All other ratings at OGE Energy and Enogex remained unchanged and with a stable outlook.  Fitch indicated that the downgrade at the Company was primarily due to the Company’s cash flow credit metrics decline over its forecast horizon due to large capital expenditures and the non-cash return for allowance for funds used during construction.   The downgrade did not trigger any collateral requirements or change fees under the revolving credit agreement.

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

Registration Statement Filing

On May 6, 2010, the Company filed a Registration Statement on Form S-3 pursuant to which it may offer from time to time a currently indeterminate principal amount of debt securities.

Issuance of New Long-Term Debt

On June 8, 2010, the Company issued $250 million of 5.85% senior notes due June 1, 2040.  The proceeds from the issuance were added to the Company’s general funds and are intended to fund the Company’s ongoing capital expenditure program or to be used for working capital.  Pending such use, the funds have been temporarily invested.  The Company expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

Short-Term Debt and Credit Facility

At June 30, 2010 and December 31, 2009, there were approximately $222.1 million and $125.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy’s revolving credit amount.  This agreement has a termination date of January 9, 2012.  At June 30, 2010, there were no intercompany borrowings under this agreement.  The Company also has approximately $389.0 million of liquidity under a bank facility which is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2010, there was approximately $9.5 million supporting letters of credit.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at June 30, 2010.  At June 30, 2010, the Company had less than $0.1 million in cash and cash equivalents.

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

Accounting Pronouncements

See Notes to Condensed Financial Statements for a discussion of new accounting pronouncements that are applicable to the Company.

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

Air

RICE MACT Amendments

On March 5, 2009, the U.S. Environmental Protection Agency (“EPA”) initiated rulemaking concerning new national emission standards for hazardous air pollutants for existing reciprocating internal combustion engines by proposing amendments to the National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engine Maximum Achievable Control Technology (“proposed RICE MACT Amendments”).  On March 3, 2010, the EPA published final rules on a portion of its original proposed amendments and established national emission standards for hazardous air pollutants for three types of compression ignition reciprocating internal combustion engines (“2010 CI RICE MACT Amendments”).  The 2010 CI RICE MACT Amendments were effective May 3, 2010 and are expected to have an insignificant impact to the Company.  The remaining provisions of the proposed RICE MACT Amendments are still under review by the EPA and the EPA has stated that it anticipates that it will finalize its requirements for existing stationary spark ignition engines by August 2010.  The costs that may be incurred to comply with these remaining proposed regulations, including the testing and modification of the spark ignition engines, are uncertain at this time. The current compliance deadline is three years from the effective date of the enacted rules.

Regional Haze

On June 15, 2005, the EPA issued final amendments to its 1999 regional haze rule.  These regulations are intended to protect visibility in national parks and wilderness areas (“Class I areas”) throughout the United States.  In Oklahoma, the Wichita Mountains are the only area covered under the regulation.  However, Oklahoma’s impact on parks in other states must also be evaluated.  Sulfates and nitrate aerosols can lead to the degradation of visibility.  The state of Oklahoma joined with eight other central states to address these visibility impacts.

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

Waivers could not be obtained for the BART-eligible units at the Seminole, Muskogee and Sooner generating stations.  The Company submitted a BART compliance plan for Seminole on March 30, 2007 committing to installation of NOX controls on all three units.  On May 30, 2008, the Company filed BART evaluations for the affected generating units at the Muskogee and Sooner generating stations.  In this filing, the Company indicated its intention to install low NOX combustion technology at its affected generating stations and to continue to burn low sulfur coal at the four coal-fired generating units at its Muskogee and Sooner generating stations.  The Company did not propose the installation of scrubbers at these four coal-fired generating units because the Company concluded that, consistent with the EPA’s regulations on BART, the installation of scrubbers (at an estimated cost of more than $1.0 billion) would not be cost-effective.  The ODEQ published a draft SIP for public review on November 13, 2009.  This draft SIP suggested that scrubbers would be needed to comply with the regional haze regulations, but noted the Company’s cost-effectiveness analysis.  Following negotiations with the ODEQ, in February 2010 the Company and the ODEQ entered into an Agreement (“Agreement”) which specifies that BART for reducing NOX emissions at all seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations should be the installation of low NOX burners with overfire air (and flue gas recirculation on two of the affected units) and accompanying emission rate and annual emission tonnage limits.  Preliminary estimates based on recent industry experience and cost projections estimate the total cost of the NOX-related equipment at the three affected generating stations at approximately $100 million (plus or minus 30 percent).  After the Company obtains estimates from vendors based on a detailed engineering design, it will have a more firm estimate of the exact cost of the NOX-related equipment subject to changes in the cost of basic materials.  Under the Agreement, the specified BART for reducing sulfur dioxide (“SO2”) at the four coal-fired units at the Muskogee and Sooner generating stations would be continued use of low sulfur coal and emission rate and annual emission tonnage limits consistent with such use of low sulfur coal.  If the EPA approves Oklahoma’s regional haze SIP, implementation of these BART requirements would be required within five years of the approval.

Under the Agreement, there also would be an alternative compliance obligation in the event that the EPA disapproves the aforementioned BART determination and the underlying conclusion that dry flue gas desulfurization units with Spray Dryer Absorber (“Dry Scrubbers”) are not cost-effective.  In such an event, and only after the Company has exhausted all judicial and administrative appeals of the EPA disapproval, the Company would have two options.  First, the Company could choose to install Dry Scrubbers (or meet the corresponding SO2 emissions limits associated with Dry Scrubbers) by January 1, 2018.  Second, the Company could choose to comply with the regional haze regulations by implementing a fuel switching alternative.  This alternative would require the Company to achieve a combined annual SO2 emission limit by December 31, 2026 that is equivalent to: (i) the SO2 emission limits associated with installing and operating Dry Scrubbers on two of the BART-eligible coal fired units and (ii) being at or below the SO2 emissions that would result from switching the other two coal-fired units to natural gas.  If the Company has elected to comply with this alternative and if, prior to January 1, 2022, any of these units is required by any environmental law other than the regional haze rule to install flue gas desulfurization equipment or achieve an SO2 emissions rate lower than 0.10 lbs/ Million British thermal unit, and if the Company proceeds to take all necessary steps to comply with such legal requirement, the enforceable emission limits in the operating permits for the affected coal units would be adjusted to reflect the installation of that equipment or the emission rates specified under such legal requirement and the Company would no longer be required to undertake the 2026 emission levels.

The ODEQ included the Agreement in its regional haze SIP that it submitted to the EPA on February 18, 2010. It is anticipated that the EPA will take final action on the SIP for regional haze during the first quarter of 2011. The possible EPA actions range from approval of the regional haze SIP to disapproval of the regional haze SIP combined with the issuance of a Federal implementation plan for regional haze in Oklahoma. The Company cannot predict what action the EPA will take.

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

Climate Change

On April 1, 2010, the EPA and the U.S. Department of Transportation’s National Highway Traffic Safety Administration issued a joint rule to establish new greenhouse gas emissions regulations that affect tailpipe standards for model years 2012 – 2016 light-duty vehicles.  This rule makes greenhouse gas emissions subject to regulation under the Federal Clean Air Act for stationary sources as well as for mobile sources.  As a result, the Company’s facilities may be required to include greenhouse gas emission limits in permits issued pursuant to the Federal Clean Air Act.  On June 3, 2010, the EPA published the final rule tailoring the applicability criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas (“GHG”) emissions under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the Federal Clean Air Act (“Tailoring Rule”).  The Tailoring Rule establishes a two-step process for implementing regulation of GHGs under the PSD and Title V programs. The Tailoring Rule became effective August 2, 2010.  The effects of the Tailoring Rule cannot be determined until the EPA publishes guidance regarding how control requirements will be established.

Sulfur Dioxide

The Federal Clean Air Act includes an acid rain program to reduce SO2 emissions.  Reductions were obtained through a program of emission (release) allowances issued by the EPA to power plants covered by the acid rain program.  Each allowance permits one ton of SO2 to be released from the chimney.  Plants may only release as much SO2 as they have allowances. Allowances may be banked and traded or sold nationwide.  Beginning in 2000, the Company became subject to more stringent SO2 emission requirements in Phase II of the acid rain program.  These lower limits had no significant financial impact due to the Company’s earlier decision to burn low sulfur coal.  In 2009, the Company’s SO2 emissions were below the allowable limits.

On June 2, 2010, the EPA released its final rule strengthening the primary, health-based, national ambient air quality standards (“NAAQS”) for SO2.  The Final Rule revokes the existing 24-hour and annual standards and establishes a new one-hour standard at a level of 75 parts per billion. The EPA intends to complete attainment designations within two years of promulgation of the revised SO2 standard, which is expected by June 2012. States with areas designated nonattainment in 2012 would need to submit a SIP to the EPA by early 2014 outlining actions that will be taken to meet the standards as expeditiously as possible, but no later than August 2017.  The Company will continue to monitor the EPA’s attainment designation activities.

Transport Rule

On July 6, 2010 the EPA proposed a rule (“Transport Rule”) that would require 31 states and the District of Columbia to reduce power plant emissions that contribute to ozone and fine particle pollution in other states.  Of the 31 states, 28 states would be required to reduce both annual SO2 and NOX emissions and 26 states, including Oklahoma, would be required to reduce NOX emissions during only the ozone season (May-September) because they contribute to downwind states’ ozone pollution.  The Company is reviewing the proposed rule and any potential impact it may have, and may submit written comments to the EPA.

Coal Ash

As previously reported in the Company’s 2009 Form 10-K, the EPA had announced that it was considering regulation of coal ash.  On June 21, 2010 the EPA published its proposed rules for regulation of coal ash.  The proposal includes two options for the disposal of coal ash, one option that treats it as hazardous waste and another option that treats it as non-hazardous waste.  The Company is currently reviewing the proposed rules and any potential impact they may have to its operations and may submit written comments to the EPA.

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

1.           Oxley Litigation. The Company has been sued by John C. Oxley D/B/A Oxley Petroleum et al. in the District Court of Haskell County, Oklahoma.  This case has been pending for more than 11 years.  The plaintiffs alleged that the Company breached the terms of contracts covering several wells by failing to purchase gas from the plaintiffs in amounts set forth in the contracts.  The plaintiffs’ most recent Statement of Claim describes approximately $2.7 million in take-or-pay damages  (including interest) and approximately $36 million in contract repudiation damages (including interest), subject to the limitation described below. In 2001, the Company agreed to provide the plaintiffs with approximately $5.8 million of consideration and the parties agreed to arbitrate the dispute.  The arbitration hearing was completed and the final briefs were provided to the arbitration panel on March 17, 2010.  On May 19, 2010, the panel issued an arbitration award in an amount less than the consideration previously paid by the Company and, as a result, the Company did not owe any additional amount.  The Company now considers this case closed.

2.           Franchise Fee Lawsuit.  On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law. The Company’s motion for summary judgment was denied by the trial judge.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorizes the Company to collect the challenged franchise fee charges.  On December 9, 2009 the OCC issued an order dismissing the plaintiffs’ request for a modification of the 1994 OCC order which authorized the Company to collect and remit sales tax on franchise fee charges. In its December 9, 2009 order, the OCC advised the plaintiffs that the ruling does not address the question of whether the Company’s collection and remittance of such sales tax should be discontinued prospectively. On April 19, 2010, the OCC issued a final order dismissing with prejudice the applicants’ claims for recovery of previously paid taxes on franchise fees and approving the closing of this matter.  On June 10, 2010, the plaintiffs filed a motion in the District Court of Creek County, Oklahoma, asking the court to proceed with the original class action. On July 8, 2010, a hearing in this matter was held and the court granted the plaintiffs motion to lift the stay of discovery previously imposed by the Oklahoma Supreme Court but denied any other specific relief pending further action by the court.  On August 4, 2010, the Company filed an application to assume original jurisdiction and a petition for a writ of prohibition with the Oklahoma Supreme Court.  While the Company cannot predict the precise outcome of this lawsuit, based on the information known at this time, the Company believes that this lawsuit will not have a material adverse effect on the Company’s financial position or results of operations.

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
4.01
Supplemental Indenture No. 11 dated as of June 1, 2010 between Oklahoma Gas and Electric Company and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to the Company’s Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein)

31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to the Company’s Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy’s Form 8-K filed June 1, 2010 (File No. 1-12579) and incorporated by reference herein)

99.02
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to the Company’s Crossroads application. (Filed as Exhibit 99.01 to OGE Energy’s Form 8-K filed July 1, 2010 (File No. 1-12579) and incorporated by reference herein)

99.03
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to the Company’s Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy’s Form 8-K filed July 7, 2010 (File No. 1-12579) and incorporated by reference herein)

99.04
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to the Company’s Crossroads application. (Filed as Exhibit 99.04 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2010 (File No. 1-12579) and incorporated by reference herein)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer

August 5, 2010