Form 10-K
period 2010-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 2011-02-17
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐                                                                               Accelerated Filer  ☐
Non-Accelerated Filer    ☒   (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒

At June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $0. As of such date, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp.

At January 31, 2011, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

DOCUMENTS INCORPORATED BY REFERENCE
None

Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
AEFUDC	Allowance for equity funds used during construction
AFUDC	Allowance for funds used during construction
APBO	Accumulated postretirement benefit obligation
APSC	Arkansas Public Service Commission
ARO	Asset retirement obligations
ARRA	American Recovery and Reinvestment Act of 2009
BART	Best Available Retrofit Technology
Centennial	Company’s 120 MW wind farm in northwestern Oklahoma
CIP	Critical Infrastructure Protection
Code	Internal Revenue Code of 1986
Company	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
Crossroads	Company’s Crossroads wind project in Dewey County, Oklahoma
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
DOT	U.S. Department of Transportation
DRIP/DSPP	Automatic Dividend Reinvestment and Stock Purchase Plan
Dry Scrubbers	Dry flue gas desulfurization units with Spray Dryer Absorber
Enogex	Enogex Holdings LLC, collectively with its subsidiaries, 86.7 percent owned subsidiary of OGE Energy
EHV	Extra High Voltage
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States
GFB	Guaranteed Flat Bill
Health Care Reform Acts	Patient Protection and Affordable Care Act of 2009 and Health Care and Education Reconciliation Act of 2010, collectively
IRS	Internal Revenue Service
kV	Kilovolt
kVA	Kilo Volt-Amps
KWH	Kilowatt-hour
McClain Plant	Company’s 520 MW natural gas-fired, combined cycle generation facility
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
Medicare Part D Subsidy
Federal subsidy related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D paid to employers as part of the Medicare Act

MMBtu	Million British thermal unit
MW	Megawatt
MWH	Megawatt-hour
Moody’s	Moody’s Investors Services
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OER	OGE Energy Resources LLC, wholly-owned subsidiary of Enogex LLC
Off-system sales	Sales to other utilities and power marketers
OMPA	Oklahoma Municipal Power Authority
Ongoing Earnings	GAAP net income less charge for Medicare Part D tax subsidy
OU Spirit	Company’s 101 MW OU Spirit wind farm in western Oklahoma

ii

Abbreviation	Definition
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
PURPA	Public Utility Regulatory Policy Act of 1978
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
RCRA	Federal Resource Conservation and Recovery Act of 1976
Redbud Plant	Company’s 1,230 MW natural gas-fired, combined-cycle generation facility in Luther, Oklahoma
RFP	Request for proposal
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Standard and Poor’s	Standard and Poor’s Ratings Services
System sales	Sales to the Company’s customers
Windspeed	Company’s transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma

iii

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

•	the ability of the Company and OGE Energy to access the capital markets and obtain financing on favorable terms;
•	prices and availability of electricity, coal and natural gas;
•	business conditions in the energy industry;
•	competitive factors including the extent and timing of the entry of additional competition in the markets served by the Company;
•	unusual weather;
•	availability and prices of raw materials for current and future construction projects;
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
•
whether the Company can successfully implement its Smart Grid program to install meters for its customers and integrate the Smart Grid meters with its customer billing and other computer information systems;

•	advances in technology;
•	creditworthiness of suppliers, customers and other contractual parties; and
•	other risk factors listed in the reports filed by the Company with the SEC including those listed in “Item 1A. Risk Factors” and in Exhibit 99.01 to this Form 10-K.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

THE COMPANY

Introduction

The Company generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. The Company’s operations are subject to regulation by the OCC, the APSC and the FERC.  The Company is a wholly-owned subsidiary of OGE Energy which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.  The Company was incorporated in 1902 under the laws of the Oklahoma Territory.  The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area.  The Company sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.  The Company’s principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone (405) 553-3000.

Company Strategy

OGE Energy’s mission is to fulfill its critical role in the nation’s electric utility and natural gas midstream pipeline infrastructure and meet individual customers’ needs for energy and related services in a safe, reliable and efficient manner. OGE Energy intends to execute its vision by focusing on its regulated electric utility business and unregulated natural gas midstream business.  OGE Energy intends to maintain the majority of its assets in the regulated utility business, however, OGE Energy anticipates significant growth opportunities for its natural gas midstream business.

The Company is focused on increased investment to preserve system reliability and meet load growth, leverage its advantageous geographic position to develop renewable energy resources for wind generation and transmission, replace infrastructure equipment, replace aging transmission and distribution systems, provide new products and services, provide energy management solutions to the Company’s customers through the Smart Grid program and deploy newer technology that improves operational, financial and environmental performance.  The Company also is promoting demand-side management programs to encourage more efficient use of electricity.  If these initiatives are successful, the Company believes it may be able to defer the construction or acquisition of any incremental fossil fuel generation capacity until 2020.

OGE Energy’s corporate strategy is to continue to maintain the diversified asset position of the Company and Enogex focused on providing competitive energy products and services to customers primarily in the south central United States.  OGE Energy will continue to focus on growing products and services with limited or manageable commodity price exposure.

General

The Company furnishes retail electric service in 268 communities and their contiguous rural and suburban areas.  At December 31, 2010, three other communities and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from the Company for resale.  The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state.  Of the 268 communities that the Company serves, 242 are located in Oklahoma and 26 in Arkansas. The Company derived 89 percent of its total electric operating revenues for the year ended December 31, 2010 from sales in Oklahoma and the remainder from sales in Arkansas.

The Company’s system control area peak demand during 2010 was 6,626 MWs on August 4, 2010.  The Company’s load responsibility peak demand was 6,171 MWs on August 4, 2010.  As reflected in the table below and in the operating statistics that follow, there were 27.6 million MWH system sales in 2010, 25.9 million MWH system sales in 2009 and 26.8 million MWH system sales in 2008.  Variations in system sales for the three years are reflected in the following table:

		2010 vs. 2009		2009 vs. 2008
Year ended December 31	2010	Increase	2009	Decrease	2008
System sales – millions of MWHs	27.6	6.6%	25.9	(3.4)%	26.8

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2010	2009	2008

ELECTRIC ENERGY (Millions of MWH)
Generation (exclusive of station use)	25.6	25.0	25.7
Purchased	4.7	3.9	4.3
Total generated and purchased	30.3	28.9	30.0
Company use, free service and losses	(2.2)	(2.0)	(1.8)
Electric energy sold	28.1	26.9	28.2

ELECTRIC ENERGY SOLD (Millions of MWH)
Residential	9.6	8.7	9.0
Commercial	6.7	6.4	6.5
Industrial	3.8	3.6	4.0
Oilfield	3.1	2.9	2.9
Public authorities and street light	3.0	3.0	3.0
Sales for resale	1.4	1.3	1.4
System sales	27.6	25.9	26.8
Off-system sales	0.5	1.0	1.4
Total sales	28.1	26.9	28.2

ELECTRIC OPERATING REVENUES (In millions)
Residential	$894.8	$717.9	$751.2
Commercial	521.0	439.8	479.0
Industrial	212.5	172.1	219.8
Oilfield	162.8	132.6	151.9
Public authorities and street light	200.8	167.7	190.3
Sales for resale	65.8	53.6	64.9
Provision for rate refund	---	(0.6)	(0.4)
System sales revenues	2,057.7	1,683.1	1,856.7
Off-system sales revenues	21.7	31.8	68.9
Other	30.5	36.3	33.9
Total operating revenues	$2,109.9	$1,751.2	$1,959.5

ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	670,309	665,344	659,829
Commercial	86,496	85,537	85,030
Industrial	3,020	3,056	3,086
Oilfield	6,418	6,437	6,424
Public authorities and street light	16,264	16,124	15,670
Sales for resale	51	52	49
Total	782,558	776,550	770,088

AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,339.81	$1,083.50	$1,145.05
Average annual use (KWH)	14,304	13,197	13,659
Average price per KWH (cents)	$9.37	$8.21	$8.38

Regulation and Rates

The Company’s retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by the Company is also regulated by the OCC and the APSC.  The Company’s wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the DOE has jurisdiction over some of the Company’s facilities and operations.  For the year ended December 31, 2010, 88 percent of the Company’s electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and four percent to the FERC.

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

Recent and Pending Regulatory Matters

OU Spirit Wind Power Project.  As previously disclosed, on November 25, 2009, the Company received an order from the OCC authorizing the Company to recover from Oklahoma customers the cost to construct OU Spirit, with the rider being implemented on December 4, 2009.  In January 2008, the Company filed with the SPP for an interconnection agreement for the OU Spirit project.  On May 29, 2009, the Company executed an interim interconnection agreement, allowing OU Spirit to interconnect to the transmission grid, subject to certain conditions.  On August 27, 2009, the FERC issued an order accepting the interim interconnection agreement, subject to certain conditions, which enables OU Spirit to interconnect into the transmission grid.  On February 8, 2011, the final interconnection agreement was put in place.

On January 19, 2011, the APSC issued an order finding that (i) OU Spirit is prudent and is in the public’s interest and (ii) the $2.1 million of costs associated with OU Spirit from September 1, 2010 through June 30, 2011 should be recovered through the Energy Cost Recovery rider, which is expected to be filed with the APSC by March 15, 2011 (beginning July 1, 2011, OU Spirit costs are expected to be recovered in base rates resulting from the Company’s 2010 Arkansas rate case).

Renewable Energy Filing.  In September 2009, the Company reached agreements with two developers who are to build two new wind farms, totaling 280 MWs, in northwestern Oklahoma. Under the terms of the agreements, CPV Keenan built a 150 MW wind farm in Woodward County, which was placed in service in December 2010, and Edison Mission Energy is to build a 130 MW facility in Dewey County near Taloga, which is expected to be in service during the second quarter of 2011.  The agreements are both 20-year power purchase agreements, under which the developers are to build, own and operate the wind generating facilities and the Company will purchase their electric output.  On January 5, 2010, the Company received an order from the OCC approving the power purchase agreements and authorizing the Company to recover the costs of the power purchase agreements through the Company’s fuel adjustment clause. The Company will continue to evaluate renewable opportunities to add to its power-generation portfolio in the future.

On January 19, 2011, the APSC issued an order finding that the 280 MW wind power purchase agreements are prudent and should be recovered through the Energy Cost Recovery rider.

Windspeed Transmission Line Project. The OCC approved the Company’s request to recover construction costs of up to $218 million, including AFUDC, for Windspeed.  Construction costs and AFUDC incurred for Windspeed were $212.3 million.  Windspeed was placed into service on March 31, 2010, with the recovery rider being implemented with the first billing cycle in April 2010.

Long-Term Gas Supply Agreements. In May 2010, the OCC approved the Company’s request for a waiver of the competitive bid rules to allow the Company to negotiate desired long-term gas purchase agreements.  On June 29, 2010, the Company filed a separate application with the OCC seeking approval of four long-term gas purchase agreements, which would provide a 12-year supply of natural gas to the Company and account for 25 percent of its currently projected natural gas fuel supply needs over the same time period. On September 26, 2010, the Company filed a motion with the OCC to dismiss this case. A hearing in this matter was held on October 7, 2010 and the administrative law judge recommended that the case be dismissed without prejudice.  The Company and the other parties to this matter continue ongoing discussions with the OCC Staff.

Smart Grid Project. Several provisions of the ARRA relate to issues of direct interest to the Company including, in particular, financial incentives to develop smart grid technology, transmission infrastructure and renewable energy. The Company received a $130 million grant from the DOE to be used for the Smart Grid program in the Company’s service territory.

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

•
The Company’s total project costs eligible for recovery (those costs expended or accrued by the Company prior to the termination of the period authorized by the DOE as eligible for grant funds) shall be capped at $366.4 million, inclusive of the DOE grant award amount. The Smart Grid project cost includes the cost of implementing the Norman, Oklahoma smart grid pilot program previously authorized by the OCC.  Under the terms of the settlement, the Smart Grid project cost would be deemed to represent an investment that is fair, just and reasonable and in the public interest and to be prudent and will be recognized in the Company’s 2013 general rate case;

•
To the extent that the Company’s total expenditure for system-wide deployment of smart grid technology during the eligible period exceeds the Smart Grid project cost, the Company shall be entitled to offer evidence and seek to establish that the excess above the Smart Grid project cost was prudently incurred and any such contention may be addressed in the Company’s 2013 rate case;

•	Implementation of the recovery rider would commence with the first billing cycle in July 2010;
•	Continued utilization of a return on equity previously approved by the OCC for other various recovery riders;
•
The recovery rider shall be designed to collect, on a levelized basis, the revenue requirement associated with the estimated project cost of $357.4 million and shall be subject to a true-up in 2014 after the recovery rider expires, including a true-up for project costs, if any, in excess of $357.4 million but less than the Smart Grid project cost. Any over/under recovery remaining will be passed or credited through the Company’s fuel adjustment clause;

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

On December 17, 2010, the Company filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant. A procedural schedule has not been established in this matter.

Crossroads Wind Project. In February 2010, the Company signed memoranda of understanding for 197.8 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with Crossroads. On July 29, 2010, the OCC approved a settlement that would allow the Company to build, own and operate the wind farm.  The key settlement terms approved by the OCC were:

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

•	The Company’s capital costs for which it is entitled recovery for a 197.8 MW wind farm are $407.7 million;
•
To the extent the Company’s total investment in Crossroads exceeds the amount for which it is entitled recovery, the Company shall be entitled to offer evidence and seek to establish that the excess amount was prudently incurred and should be included in the Company’s rate base; and

•
If the three-year rolling average of Crossroads MWHs of production (including a credit for energy not produced due to curtailments or other events caused by system emergencies, force majeure events, or transmission system issues) falls below 712,844 MWHs, the Company shall file testimony demonstrating the appropriate operation of Crossroads as part of its fuel cost recovery filing.

Pursuant to the terms of the settlement, the Company chose to expand Crossroads by an additional 29.7 MWs.  As a result of the expansion, the amount of capital costs which the Company is entitled to recover and the three-year rolling average of MWH production were adjusted to $469.7 million and 819,879 MWHs, respectively.  The total projected cost of the 227.5 MW expanded project, including AFUDC, is $450 million, which is below the adjusted recovery amount of $469.7 million.  The Company entered into a turbine supply agreement with Siemens whereby the Company is to acquire 227.5 MWs of wind turbine generation at a cost in excess of $300 million.  The Company expects Crossroads to be in service by the end of 2011.

The Company is in the process of entering into an interconnection agreement with the SPP for Crossroads.  As part of the multi-study interconnection process, the SPP conducted an interim operational study to determine the impact Crossroads will have on the existing transmission system.  The SPP verbally indicated that limited interconnection would be necessary to address system stability limitations.  In order to enable full interconnection of Crossroads, the Company put forth a mitigation proposal, consisting of a system protection relay system, which has recently received all the necessary SPP working group and committee approvals to be implemented.  This will allow Crossroads to interconnect at the anticipated 227.5 MWs.  On December 30, 2010, the SPP posted the results of its interim operational study to reflect the SPP approval of the mitigation strategy.  The Company expects a final interconnection agreement to be put in place by the second quarter of 2011.

2010 Arkansas Rate Case Filing.  On September 28, 2010, the Company filed a rate case with the APSC requesting a rate increase of $17.7 million, to recover the cost of significant electric system expansions and upgrades, including high-voltage transmission lines and wind energy, that have been completed since the last rate filing in August 2008, as well as rising operating costs. If approved, the targeted implementation date for new electric rates is expected to be during the third quarter of 2011. A hearing in this matter is scheduled for May 24, 2011.

SPP Cost Tracker. On October 7, 2010, the Company filed an application with the OCC seeking recovery of the Oklahoma jurisdictional portion of (i) costs associated with transmission upgrades and facilities that have been approved by the SPP in its regional planning processes and constructed by other transmission owners throughout the SPP that have been allocated to the Company through the FERC-approved transmission rates and (ii) SPP administrative fees. The Company requested authorization to implement a cost tracker in order to recover from its retail customers the third-party project costs discussed above and to collect its administrative SPP cost assessment levied under Schedule 1A of the SPP open access transmission tariff, which is currently recovered in base rates.  The Company also requested authorization to establish a regulatory asset effective January 1, 2011 in order to give the Company the opportunity to recover such costs that will be paid but not recovered until the cost tracker is made effective. On February 8, 2011, all parties signed a settlement agreement in this matter which would allow the Company to begin recovering the incremental transmission costs allocated to the Company by the SPP for base plan transmission projects built by other transmission owners in the SPP through a recovery rider effective January 1, 2011. The Company anticipates recovering $1.8 million of incremental revenues in 2011 through the rider. The Company had requested the inclusion of the incremental SPP administrative fee assessment in the recovery rider. Rather than including these costs in the recovery rider, the stipulating parties agreed to allow the Company to include the projected 2012 level of the SPP administrative fee assessment in its anticipated Oklahoma rate case to be filed in the summer of 2011. A hearing on the settlement is scheduled for February 17, 2011.  The Company expects to receive an order from the OCC in this matter during the second quarter of 2011.

FERC Transmission Rate Incentive Filing. On October 12, 2010, the Company submitted to the FERC revised tariff sheets to its open access transmission tariff and to the SPP open access transmission tariff to implement two limited transmission rate incentives.  If approved by the FERC, the revised tariff sheets will authorize recovery of 100 percent of all prudently incurred construction work in progress in rate base for specific 345 kV EHV transmission projects to be constructed and owned by the Company within the SPP’s region. In addition, if approved by the FERC, the revised tariff sheets will authorize the Company to recover 100 percent of all prudently incurred development and construction costs if the transmission projects are abandoned or cancelled, in whole or in part, for reasons beyond the Company’s control.  On December 30, 2010, the FERC granted these two incentives for the Priority Projects discussed below.  Also, the Company plans to make a filing with the FERC in February 2011 to seek incentives for at least five other projects.

SPP Transmission/Substation Projects. The SPP is a regional transmission organization under the jurisdiction of the FERC that was created to ensure reliable supplies of power, adequate transmission infrastructure and competitive wholesale prices of electricity.  The SPP does not build transmission though the SPP’s tariff contains rules that govern the transmission construction process. Transmission owners complete the construction and then own, operate and maintain transmission assets within the SPP region.

When the SPP Board of Directors approves a project, the transmission provider in the area where the project is needed has the first obligation to build.

There are several studies currently under review at the SPP including a 20-year plan to address issues of regional and interregional importance.  The 20-year plan suggests overlaying the SPP footprint with a 345 kV transmission system and integrating it with neighboring regional entities.  In 2009, the SPP Board of Directors approved a new report that recommended restructuring the SPP’s regional planning processes to focus on the construction of a robust transmission system, large enough in both scale and geography, to provide flexibility to meet the SPP’s future needs.  The Company expects to actively participate in the ongoing study, development and transmission growth that may result from the SPP’s plans.

 In 2007, the SPP notified the Company to construct 44 miles of a new 345 kV transmission line which will originate at the Company’s existing Sooner 345 kV substation and proceed generally in a northerly direction to the Oklahoma/Kansas Stateline (referred to as the Sooner-Rose Hill project).  At the Oklahoma/Kansas Stateline, the line will connect to the companion line being constructed in Kansas by Westar Energy. Construction of the line is expected to begin in mid-2011 and the line is estimated to be in service by June 2012.

In January 2009, the Company received notification from the SPP to begin construction on 50 miles of a new 345 kV transmission line and substation upgrades at the Company’s Sunnyside substation, among other projects. In April 2009, Western Farmers Electric Cooperative assigned to the Company the construction of 50 miles of line designated by the SPP to be built by Western Farmers Electric Cooperative.  The new line will extend from the Company’s Sunnyside substation near Ardmore, Oklahoma, 123.5 miles to the Hugo substation owned by Western Farmers Electric Cooperative near Hugo, Oklahoma.  The Company began preliminary line routing and acquisition of rights-of-way in June 2009.  Construction began in January 2011. When construction is completed, which is expected in April 2012, the SPP will allocate a portion of the annual revenue requirement to Company customers according to the regional cost allocation mechanism as provided in the SPP tariff for application to such improvements.

On April 28, 2009, the SPP approved the Balanced Portfolio 3E projects.  Balanced Portfolio 3E includes four projects to be built by the Company and includes: (i) construction of 120 miles of transmission line from the Company’s Seminole substation in a northeastern direction to the Company’s Muskogee substation at a cost of $180 million for the Company, which is expected to be in service by December 2013, (ii) construction of 72 miles of transmission line from the Company’s Woodward District EHV substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at a cost of $120 million for the Company, which is expected to be in service by April 2014, (iii) construction of 38 miles of transmission line from the Company’s Sooner substation in an eastern direction to the Grand River Dam Authority Cleveland substation at an estimated cost of $65 million for the Company, which is expected to be in service by December 2012 and (iv) construction of a new substation near Anadarko which is expected to consist of a 345/138 kV transformer and substation breakers and will be built in the Company’s portion of the Cimarron-Lawton East Side 345 kV line at an estimated cost of $15 million for the Company, which is expected to be in service by December 2011.  On June 19, 2009, the Company received a notice to construct the Balanced Portfolio 3E projects from the SPP.  On July 23, 2009, the Company responded to the SPP that the Company will construct the Balanced Portfolio 3E projects discussed above beginning in early 2011.

On April 27, 2010, the SPP approved, contingent upon approval by the FERC of a regional cost allocation methodology filed with the FERC by the SPP, a set of transmission projects titled “Priority Projects.” The Priority Projects consist of several transmission projects, two of which have been assigned to the Company. The 345 kV projects include: (i) construction of 92 miles of transmission line from the Company’s Woodward District EHV substation to a companion transmission line to be built by Southwestern Public Service to its Hitchland substation in the Texas Panhandle at a cost of $180 million for the Company, which is expected to be in service by June 2014 and (ii) construction of 80 miles of transmission line from the Company’s Woodward District EHV substation to a companion transmission line at the Kansas border to be built by either Mid-Kansas Electric Company or another company assigned by Mid-Kansas Electric Company at a cost of $135 million to the Company, which is expected to be in service by December 2014.  On June 17, 2010, the FERC approved the cost allocation filed by the SPP and notices to construct these Priority Projects were issued by the SPP on June 30, 2010.  On September 27, 2010, the Company responded to the SPP that the Company will construct the Priority Projects discussed above beginning in June 2012. The scope of the Woodward District EHV substation/Kansas border Priority Project was subsequently revised and the SPP Board of Directors approved this revision in October 2010. The SPP issued a revised notice to construct for this Priority Project on November 22, 2010.  On February 4, 2011, the Company responded to the SPP that the Company will construct the revised Priority Project.

The capital expenditures related to the Sooner-Rose Hill, Sunnyside-Hugo, Balanced Portfolio 3E and Priority Projects are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Capital Requirements and Financing Activities.”

See Note 13 of Notes to Financial Statements for further discussion of these matters, as well as a discussion of additional regulatory matters, including, among other things, review of the Company’s fuel adjustment clause.

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

At December 31, 2010 and 2009, the Company had regulatory assets of $495.3 million and $451.4 million, respectively, and regulatory liabilities of $243.9 million and $363.0 million, respectively.  See Note 1 of Notes to Financial Statements for a further discussion.

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

The Company offers several alternate customer programs and rate options.  The GFB option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set price for an entire year. Budget-minded customers that desire a fixed monthly bill may benefit from the GFB option.  A second tariff rate option provides a “renewable energy” resource to the Company’s Oklahoma retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of the Company’s Oklahoma retail customers.  The Company’s ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers.  Another program being offered to the Company’s commercial and industrial customers is a voluntary load curtailment program called Load Reduction.  This program provides customers with the opportunity to curtail usage on a voluntary basis when the Company’s system conditions merit curtailment action.  Customers that curtail their usage will receive payment for their curtailment response.  This voluntary curtailment program seeks customers that can curtail on most curtailment event days, but may not be able to curtail every time that a curtailment event is required.  The Company also offers certain qualifying customers a “day-ahead price” rate option which allows participating customers to adjust their electricity consumption based on a price signal received from the Company. The day-ahead price is based on the Company’s projected next day hourly operating costs.

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

Arkansas

The Company’s standard tariff rates include a cost-of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows the Company to pass through to customers the actual cost of fuel.  The Company’s Arkansas rate case order in May 2009 allows implementation of the Company’s “time-of-use” tariff which allows participating customers to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity is lowest.  A second tariff rate option provides a “renewable energy” resource to the Company’s Arkansas retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of the Company’s Arkansas retail customers.  The Company’s ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers.  The Company also offers certain qualifying customers a “day-ahead price” rate option which allows participating customers to adjust their electricity consumption based on a price signal received from the Company. The day-ahead price is based on the Company’s projected next day hourly operating costs.

Fuel Supply and Generation

During 2010, 55 percent of the Company-generated energy was produced by coal-fired units, 42 percent by natural gas-fired units and three percent by wind-powered units.  Of the Company’s 6,531 total MW capability reflected in the table under Item 2. Properties, 3,834 MWs, or 58.7 percent, are from natural gas generation, 2,476 MWs, or 37.9 percent, are from coal generation and 221 MWs, or 3.4 percent, are from wind generation. Though the Company has a higher installed capability of generation from natural gas units, it has been more economical to generate electricity for our customers using lower priced coal.  Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31
(In KWH - cents)	2010	2009	2008	2007	2006
Coal	1.911	1.747	1.153	1.143	1.114
Natural gas	4.638	3.696	8.455	6.872	6.829
Weighted average	3.012	2.474	3.337	3.173	3.003

The increase in the weighted average cost of fuel in 2010 as compared to 2009 was primarily due to higher natural gas prices and increased natural gas generation.  The decrease in the weighted average cost of fuel in 2009 as compared to 2008 was primarily due to decreased natural gas prices partially offset by increased coal transportation rates in 2009.  The increase in the weighted average cost of fuel in 2008 as compared to 2007 was primarily due to increased natural gas prices partially offset by decreased amounts of natural gas being burned.  The increase in the weighted average cost of fuel in 2007 as compared to 2006 was primarily due to increased natural gas volumes.  A portion of these fuel costs is included in the base rates to customers and differs for each jurisdiction. The portion of these fuel costs that is not included in the base rates is recoverable through the Company’s fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.

Coal

All of the Company’s coal-fired units, with an aggregate capability of 2,476 MWs, are designed to burn low sulfur western sub-bituminous coal.  The Company purchases coal primarily under contracts expiring in years 2011 and 2015. In 2010, the Company purchased 9.3 million tons of coal from various Wyoming suppliers.  The combination of all coal has a weighted average sulfur content of 0.26 percent and can be burned in these units under existing Federal, state and local environmental standards (maximum of 1.2 lbs. of SO2 per MMBtu) without the addition of SO2 removal systems.  Based upon the average sulfur content and EPA certified emission data, the Company’s coal units have an approximate emission rate of 0.6 lbs. of SO2 per MMBtu, well within the limitations of the current provisions of the Federal Clean Air Act discussed in Note 12 of Notes to Financial Statements. As discussed, in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations,” there is a possibility that these emission limits could become more stringent in the future.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations” for a discussion of environmental matters which may affect the Company in the future, including its utilization of coal.

Natural Gas

In August 2010, the Company issued an RFP for gas supply purchases for periods from November 2010 through March 2011. The gas supply purchases from January through March 2011 account for 21 percent of the Company’s projected 2011 natural gas requirements.  The RFP process was completed in September 2010.  The contracts resulting from this RFP are tied to various gas price market indices that will expire in 2011.  Additional gas supplies to fulfill the Company’s remaining 2011 natural gas requirements will be acquired through additional RFPs in early to mid-2011, along with monthly and daily purchases, all of which are expected to be made at market prices.

The Company utilizes a natural gas storage facility for storage services that allows the Company to maximize the value of its generation assets.  Storage services are provided by Enogex as part of Enogex’s gas transportation and storage contract with the Company.  At December 31, 2010, the Company had 1.4 million MMBtu’s in natural gas storage valued at $5.6 million.

Wind

The Company’s current wind power portfolio includes: (i) the Centennial wind farm, (ii) the OU Spirit wind farm, (iii) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract the Company entered into with FPL Energy that expires in 2018 and (iv) access to up to 150 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract the Company entered into with CPV Keenan that expires in 2030. During the second quarter of 2011, the Company also is expected to have access to a 130 MW facility being built by Edison Mission Energy in Dewey County near Taloga. The Company’s agreement with Edison Mission energy is a 20-year power purchase agreement. Additionally, on July 29, 2010, the OCC approved a settlement that would allow the Company to build, own and operate 227.5 MWs of wind turbine generators for Crossroads, which is expected to be in service by the end of 2011.

On January 5, 2010, the Company received an order from the OCC approving the CPV Keenan and Edison Mission Energy power purchase agreements and authorizing the Company to recover the costs of the power purchase agreements through the Company’s fuel adjustment clause. The Company will continue to evaluate renewable opportunities to add to its power-generation portfolio in the future.

Safety and Health Regulation

The Company is subject to a number of Federal and state laws and regulations, including OSHA and comparable state statutes, whose purpose is to protect the safety and health of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in the Company’s operations and that this information be provided to employees, state and local government authorities and citizens. The Company believes that it is in material compliance with all applicable laws and regulations relating to worker safety and health.

ENVIRONMENTAL MATTERS

General

The activities of the Company are subject to stringent and complex Federal, state and local laws and regulations governing environmental matters. These laws and regulations can restrict or impact the Company’s business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. The Company believes that its operations are in substantial compliance with applicable environmental laws and regulations.

The trend in environmental regulation, however, is to place more restrictions and limitations on activities that may affect the environment.  The Company cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause it to incur significant costs. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

Of the Company’s capital expenditures budgeted for 2011 and 2012, $7.1 million and $4.9 million, respectively, are to comply with environmental laws and regulations.  It is estimated that the Company’s total expenditures for capital, operating, maintenance and other costs associated with environmental quality will be $28.8 million in 2011 as compared to $22.8 million in 2010.

Air Emissions

The Company’s operations are subject to the Federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units, and also impose various monitoring and reporting requirements. Such laws and regulations may require that the Company obtain pre-

approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. The Company likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

Climate Change

In 2010, the EPA issued rules requiring permits and greenhouse gas emission limits at certain new sources and certain existing sources that are being modified.  At this time, it is not anticipated that the current rules will cause a significant impact to the Company, but any new laws or regulations regarding the reduction of greenhouse gases could result in significant changes to the Company’s operations, significant capital expenditures by the Company and a significant increase in our cost of conducting business.

Hazardous Waste

The Company’s operations generate hazardous wastes that are subject to the RCRA as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste.

These laws impose strict “cradle to grave” requirements on generators regarding their treatment, storage and disposal of hazardous waste.  The Company routinely generates small quantities of hazardous waste throughout its system and occasional larger quantities from periodic power generation related activities.  These wastes are treated, stored and disposed at facilities that are permitted to manage them.  In 2010, the EPA proposed rules that could make the management of coal ash more costly.

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regard to the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Because the Company utilizes various products and generate wastes that are considered hazardous substances for purposes of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Company could be subject to liability for the costs of cleaning up and restoring sites where those substances have been released to the environment.  At this time, it is not anticipated that any associated liability will cause a significant impact to the Company.

Water Discharges

The Company’s operations are subject to the Federal Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and Federal waters. The discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited unless authorized by a permit or other agency approval. The Federal Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Existing water intake structures will be regulated under the Federal Clean Water Act to address impingement and entrainment of aquatic organisms.

For a further discussion of environmental matters that may affect the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations” and “Environmental Laws and Regulations” in Notes 1 and 12 of Notes to Financial Statements.

FINANCE AND CONSTRUCTION

Future Capital Requirements

Capital Requirements

The Company’s primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities in its electric utility business.  Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, hedging activities, fuel clause under and over recoveries and other general corporate purposes.  The Company generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) and permanent financings.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the Company’s capital requirements.

Capital Expenditures

The Company’s estimates of capital expenditures for the years 2011 through 2016 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company’s businesses) plus capital expenditures for known and committed projects.

(In millions)	2011	2012	2013	2014	2015	2016
Base Transmission	$50	$30	$20	$20	$20	$20
Base Distribution	240	200	200	200	200	200
Base Generation	95	80	70	70	70	70
Other	45	30	30	30	30	30
Total Base Transmission, Distribution,
Generation and Other	430	340	320	320	320	320
Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kV)	150	20	---	---	---	---
Sooner-Rose Hill (345 kV)	35	15	---	---	---	---
Balanced Portfolio 3E Projects	50	170	140	30	---	---
SPP Priority Projects (A)	10	60	155	90	---	---
Total Transmission Projects	245	265	295	120	---	---
Other Projects:
Smart Grid Program (B)	70	70	25	30	10	10
Crossroads	250	30	---	---	---	---
System Hardening	20	---	---	---	---	---
Total Other Projects	340	100	25	30	10	10
Total Known and Committed Projects	585	365	320	150	10	10
Total capital expenditures (C)	$1,015	$705	$640	$470	$330	$330
(A) On February 4, 2011, the Company responded to the SPP that the Company will construct the revised Priority Project as discussed in Note 13 of Notes to Financial Statements.
(B) These capital expenditures are net of the Smart Grid $130 million grant approved by the DOE.
(C) The capital expenditures above exclude any environmental expenditures associated with BART requirements due to the uncertainty regarding BART costs.  As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations,” pursuant to a proposed regional haze agreement the Company has agreed to install low NOX burners and related equipment at the three affected generating stations.   Preliminary estimates indicate the cost will be $100 million (plus or minus 30 percent).  For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations.”

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company’s financial objectives.

Pension and Postretirement Benefit Plans

During each of 2010 and 2009, OGE Energy made contributions to its Pension Plan of $50 million, of which $47 million in each of 2010 and 2009 was the Company’s portion, to help ensure that the Pension Plan maintains an adequate funded status, of which $47 million in each of 2010 and 2009 was the Company’s portion.  During 2011, OGE Energy may contribute up to $50 million to its Pension Plan, of which $47 million is expected to be the Company’s portion.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Capital Requirements and Financing Activities” for a discussion of OGE Energy’s pension and postretirement benefit plans.

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt and funds received from OGE Energy (from proceeds from the sales of its common stock to the public through OGE Energy’s DRIP/DSPP or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.  The Company utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE

Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

At December 31, 2010 and 2009, there were $68.9 million and $125.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy’s revolving credit amount.  This agreement has a termination date of January 9, 2012.  At December 31, 2010, there were no intercompany borrowings under this agreement.  The Company also has $389.0 million of liquidity under a bank facility which is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2010, there was $0.3 million supporting letters of credit at a weighted-average interest rate of 0.33 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2010.  At December 31, 2010, the Company had $388.7 million of net available liquidity under its revolving credit agreement.  At December 31, 2010, the Company had less than $0.1 million in cash and cash equivalents.

The Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2011 and ending December 31, 2012.  See Note 10 of Notes to Financial Statements for a discussion of the Company’s short-term debt activity.

Expected Issuance of Long-Term Debt

The Company expects to issue between $250 million and $300 million of long-term debt in mid-2011, depending on market conditions, to fund capital expenditures, repay short-term borrowings and for general corporate purposes.

EMPLOYEES

The Company had 2,146 employees at December 31, 2010.

EXECUTIVE OFFICERS

The following persons were Executive Officers of the Registrant as of February 17, 2011:

Name	Age	Title
Peter B. Delaney	57	Chairman of the Board and Chief Executive Officer
Danny P. Harris	55	President and Chief Operating Officer
Sean Trauschke	43	Vice President and Chief Financial Officer
Patricia D. Horn	52	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary
Gary D. Huneryager	60	Vice President - Internal Audits
S. Craig Johnston	50	Vice President - Strategic Planning and Marketing
Jesse B. Langston	48	Vice President - Utility Commercial Operations
Jean C. Leger, Jr.	52	Vice President - Utility Operations
Cristina F. McQuistion	46	Vice President - Process and Performance Improvement
Stephen E. Merrill	46	Vice President - Human Resources
Howard W. Motley	62	Vice President - Regulatory Affairs
Reid V. Nuttall	53	Vice President - Chief Information Officer
Melvin H. Perkins, Jr.	62	Vice President - Power Delivery
Paul L. Renfrow	54	Vice President - Public Affairs
William J. Bullard	62	General Counsel
Scott Forbes	53	Controller and Chief Accounting Officer
Max J. Myers	36	Treasurer
Jerry A. Peace	48	Chief Risk Officer

No family relationship exists between any of the Executive Officers of the Registrant.  Messrs. Delaney, Harris, Trauschke, Huneryager, Johnston, Merrill, Nuttall, Renfrow, Forbes, Myers and Peace and Ms. Horn and Ms. McQuistion are also officers of OGE Energy.  Messrs. Delaney, Harris, Trauschke and Myers and Ms. Horn are also officers of Enogex Holdings and/or its subsidiaries.  Each officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners of OGE Energy, currently scheduled for May 19, 2011.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Peter B. Delaney	2010 – Present:	Chairman of the Board and Chief Executive Officer of OGE Energy and the Company
	2010 – Present:	Chief Executive Officer of Enogex Holdings
	2006 – Present:	Chief Executive Officer of Enogex LLC
	2007 – 2010:	Chairman of the Board, President and Chief Executive Officer of OGE Energy and the Company
	2007:	President and Chief Operating Officer of OGE Energy and the Company
	2006 – 2007:	Executive Vice President and Chief Operating Officer of OGE Energy and the Company

Danny P. Harris	2010 – Present:	President and Chief Operating Officer of OGE Energy and the Company, Chief Operating Officer of Enogex Holdings and President of Enogex LLC
	2007 – 2010:	Senior Vice President and Chief Operating Officer of OGE Energy and the Company and President of Enogex LLC
	2006 – 2007:	Senior Vice President of OGE Energy and President and Chief Operating Officer of Enogex Inc.

Sean Trauschke	2009 – Present:	Vice President and Chief Financial Officer of OGE Energy and the Company
	2010 – Present:	Chief Financial Officer of Enogex Holdings
	2009 – Present:	Chief Financial Officer of Enogex LLC
	2007 – 2009:	Senior Vice President – Investor Relations and Financial Planning of Duke Energy
	2006 – 2007:	Vice President – Investor Relations of Duke Energy
	2006:	Vice President and Chief Risk Officer of Duke Energy (electric utility)

Patricia D. Horn	2010 – Present:	Vice President – Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy and the Company; Secretary of Enogex Holdings; Vice President – Corporate Secretary of Enogex LLC
	2006 – 2010:	Vice President – Legal, Regulatory and Environmental Health & Safety, General Counsel and Secretary of Enogex LLC
	2006 – 2010:	Assistant General Counsel of OGE Energy

Gary D. Huneryager	2006 – Present:	Vice President – Internal Audits of OGE Energy and the Company

S. Craig Johnston	2007 – Present:	Vice President – Strategic Planning and Marketing of OGE Energy and the Company
	2006 – 2007:	Senior Vice President – Worldwide Oil & Gas Markets of Air Liquide (industrial gases company)

Jesse B. Langston	2006 – Present:	Vice President – Utility Commercial Operations of the Company
	2006:	Director – Utility Commercial Operations of the Company

Jean C. Leger, Jr.	2008 – Present:	Vice President – Utility Operations of the Company
	2006 – 2008:	Vice President of Operations of Enogex LLC

Cristina F. McQuistion	2008 – Present:	Vice President – Process and Performance Improvement of OGE Energy and the Company
	2007 – 2008:	Executive Vice President and General Manager Point of Sale Systems of Teleflora
	2006 – 2007:	Executive Vice President – Member Services of Teleflora (floral industry and software services to floral industry company)

Name	Business Experience
Stephen E. Merrill	2009 – Present:	Vice President – Human Resources of OGE Energy and the Company
	2007 – 2009:	Vice President and Chief Financial Officer of Enogex LLC
	2006 – 2007:	Vice President and Chief Financial Officer of Cayenne Drilling, LLC and Sunstone Energy Group LLC (oil and gas company)
	2006:	Director of U.S. Operations at Plains All-American Pipeline L.P (crude oil transportation and storage company)

Howard W. Motley	2006 – Present:	Vice President – Regulatory Affairs of the Company
	2006:	Director – Regulatory Affairs and Strategy of the Company

Reid V. Nuttall	2009 – Present:	Vice President – Chief Information Officer of OGE Energy and the Company
	2006 – 2009:	Vice President – Enterprise Information and Performance of OGE Energy and the Company
	2006:	Vice President – Enterprise Architecture of National Oilwell Varco (oil and gas equipment company)

Melvin H. Perkins, Jr.	2007 – Present:	Vice President – Power Delivery of the Company
	2006 – 2007:	Vice President – Transmission of the Company

Paul L. Renfrow	2006 – Present:	Vice President – Public Affairs of OGE Energy and the Company

William J. Bullard	2010 – Present:	General Counsel of the Company and Assistant General Counsel of OGE Energy
	2006 – 2010:	Assistant General Counsel of the Company and OGE Energy

Scott Forbes	2006 – Present:	Controller and Chief Accounting Officer of OGE Energy and the Company
	2008 – 2009:	Interim Chief Financial Officer of OGE Energy and the Company

Max J. Myers	2009 – Present:	Treasurer of OGE Energy and the Company
	2010 – Present:	Treasurer of Enogex Holdings
	2008:	Managing Director of Corporate Development and Finance of OGE Energy and the Company
	2006 – 2008:	Manager of Corporate Development of OGE Energy and the Company

Jerry A. Peace	2008 – Present:	Chief Risk Officer of OGE Energy and the Company
	2006 – 2008:	Chief Risk Officer and Compliance Officer of OGE Energy and the Company

ACCESS TO SEC FILINGS

OGE Energy’s web site address is www.oge.com.  Through OGE Energy’s web site under the heading “Investor Relations,” “SEC Filings,” OGE Energy makes available, free of charge, OGE Energy’s and the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K.

Item 1A.  Risk Factors.

In the discussion of risk factors set forth below, unless the context otherwise requires, the terms “we,” “our” and “us” refer to Oklahoma Gas and Electric Company.  In addition to the other information in this Form 10-K and other documents filed by us with the SEC from time to time, the following factors should be carefully considered in evaluating the Company.  Such factors could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by or on our behalf.  Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business operations.

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

We are subject to extensive Federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.  For example, the EPA has proposed lowering the ambient standards for ozone and SO2. If these standards are adopted, reductions in emissions from our electric generating facilities could be required, which may result in significant capital and operating expenditures.

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

We report quarterly our carbon dioxide emissions from our generating stations under the EPA’s acid rain program and are continuing to evaluate various options for reducing, avoiding, offsetting or sequestering our carbon dioxide emissions.  Additional reporting is required by a rule issued by the EPA in 2009, and the EPA has proposed rules that could regulate carbon dioxide emissions under the Federal Clean Air Act.  For a further discussion of environmental matters that may affect the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations” and “Environmental Laws and Regulations” in Note 12 of Notes to Financial Statements.  If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of carbon dioxide and other greenhouse gases on facilities to address climate change, this could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

We are subject to physical and financial risks associated with climate change.

Climate change creates physical and financial risk. Physical risks from climate change could include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events.  The Company’s operations are not sensitive to potential future sea-level rise as it does not operate in coastal areas. However, the Company’s power delivery systems are vulnerable to damage from extreme weather events, such as ice storms, tornadoes and severe thunderstorms. These types of extreme weather events are common on the Company’s system, so the Company includes storm restoration in its budgeting process as a normal business expense. To the extent the frequency of extreme weather events increases, this could increase the Company’s cost of providing service.  The Company’s electric generating facilities are designed to withstand the effects of extreme weather events, however, extreme weather conditions increase the stress placed on such systems. If climate change results in temperature increases in the Company’s service territory, the Company could expect increased electricity demand due to the increase in temperature and longer warm seasons. While this increase in demand could lead to increased energy consumption, it could also create a physical strain on the Company’s generating resources. At the same time, the Company could face restrictions on the ability to meet that demand if, due to drought severity, there is a lack of sufficient water for use in cooling during the electricity generating process.

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

Many of our jurisdictions have fuel clauses that permit us to recover fuel costs through rates without a general rate case.  While prudent capital investment and variable fuel costs each generally warrant recovery, in practical terms our regulators could limit the amount or timing of increased costs that we would recover through higher rates.  Any such limitation could adversely affect our results of operations and financial position.

The Company may not realize the expected benefits of its Smart Grid metering system, the Smart Grid metering system may not perform as intended or the Company may incur costs to deploy the Smart Grid metering system that are not recoverable in rates which could adversely affect our results of operations, financial position and cash flows.

During 2010, the Company began implementing its Smart Grid metering infrastructure project for residential and commercial customers. This project, which is expected to be completed by the end of 2012, involves the installation of approximately 792,000 Smart Grid meters throughout the Company’s service territory. Smart Grid meters will allow customer usage data to be transmitted through a communication network to a central collection point, where the data will be stored and used for customer billing and other commercial purposes.

The Company’s total project costs eligible for recovery (those costs expended or accrued by the Company prior to the termination of the period authorized by the DOE as eligible for grant funds) shall be capped at $366.4 million, inclusive of the DOE grant award amount. The Smart Grid project cost includes the cost of implementing the Norman, Oklahoma smart grid pilot program previously authorized by the OCC.  To the extent that the Company’s total expenditure for system-wide deployment of smart grid technology during the eligible period exceeds the Smart Grid project cost, the Company shall be entitled to offer evidence and seek to establish that the excess above the Smart Grid project cost was prudently incurred and any such contention may be addressed in the Company’s 2013 rate case.

If the Company does not recognize the expected benefits of its Smart Grid metering system, if the Company incurs additional Smart Grid metering costs that the OCC does not find reasonable or are unrecoverable or if the Company cannot integrate the Smart Grid metering system with its customer billing and other computer information systems, this may adversely affect our results of operations, financial position and cash flows.

The regional power market in which we operate has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

We currently own and operate transmission and generation facilities as part of a vertically integrated utility.  We are a member of the SPP regional transmission organization and have transferred operational authority (but not ownership) of our transmission facilities to the SPP regional transmission organization. The SPP regional transmission organization implemented a regional energy imbalance service market on February 1, 2007.  We have participated, and continue to participate, in the SPP energy imbalance service market to aid in the optimization of our physical assets to serve our customers.  We have not participated in the SPP energy imbalance service market for any speculative trading activities.  The SPP purchases and sales are not allocated to individual customers.  We record the hourly sales to the SPP at market rates in Operating Revenues and the hourly purchases from the SPP at market rates in Cost of Goods Sold in our Financial Statements.  Our revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation by the FERC or the SPP regional transmission organization.

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

The Energy Policy Act of 2005 gave the FERC authority to establish mandatory electric reliability rules enforceable with significant monetary penalties.  The FERC has approved the NERC as the Electric Reliability Organization for North America and delegated to it the development and enforcement of electric transmission reliability rules.  It is our intent to comply with all applicable reliability rules and expediently correct a violation should it occur.  We are subject to a NERC compliance audit every three years as well as periodic spot check audits and cannot predict the outcome of those audits.

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

The Company’s electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

The Company owns and operates coal-fired, natural gas-fired and wind-powered generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels.  Included among these risks are:

•	Increased prices for fuel and fuel transportation as existing contracts expire;
•	Facility shutdowns due to a breakdown or failure of equipment or processes or interruptions in fuel supply;
•	Operator error or safety related stoppages;
•	Disruptions in the delivery of electricity; and
•	Catastrophic events such as fires, explosions, floods or other similar occurrences.

Economic conditions could negatively impact our business and our results of operations.

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

In addition, economic conditions, particularly budget shortfalls, could lead to increased pressure on Federal, state and local governments to raise additional funds, including through increased corporate taxes and/or through delaying, reducing or eliminating tax credits, grants or other incentives, which could have a material adverse impact on our results of operations.

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

OGE Energy has a Pension Plan that covers substantially all of our employees hired before December 1, 2009.  OGE Energy also has defined benefit postretirement plans that cover substantially all of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our earnings and funding requirements.  Based on OGE Energy’s assumptions at December 31, 2010, OGE Energy expects to continue to make future contributions to maintain required funding levels.  It is OGE Energy’s practice to also make voluntary contributions to maintain more prudent funding levels than minimally required.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 37 percent of our current employees will be eligible to retire with full pension benefits.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

We cannot assure that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant.  Our ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions.  Pricing grids associated with our credit facility could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the cost of our short-term borrowings, but a reduction in our credit ratings would not result in any defaults or accelerations.  Any future downgrade could also lead to higher long-term borrowing costs and, if below investment grade, would require us to post cash collateral or letters of credit.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 11 generating stations with an aggregate capability of 6,531 MWs at December 31, 2010.  The following tables set forth information with respect to the Company’s electric generating facilities, all of which are located in Oklahoma.

						2010		Unit	Station
Station &		Year		Fuel	Unit	Capacity		Capability	Capability
Unit		Installed	Unit Design Type	Capability	Run Type	Factor (A)		(MW)	(MW)
Muskogee (B)	4	1977	Steam-Turbine	Coal	Base Load	59.8%		505
	5	1978	Steam-Turbine	Coal	Base Load	66.7%		423
	6	1984	Steam-Turbine	Coal	Base Load	51.3%		502	1,430
Seminole	1	1971	Steam-Turbine	Gas	Base Load	16.7%		491
	1GT	1971	Combustion-Turbine	Gas	Peaking	0.2%	(C)	17
	2	1973	Steam-Turbine	Gas	Base Load	19.5%		494
	3	1975	Steam-Turbine	Gas/Oil	Base Load	25.0%		502	1,504
Sooner	1	1979	Steam-Turbine	Coal	Base Load	78.2%		522
	2	1980	Steam-Turbine	Coal	Base Load	50.5%		524	1,046
Horseshoe	6	1958	Steam-Turbine	Gas/Oil	Base Load	19.9%		159
Lake	7	1963	Combined Cycle	Gas/Oil	Base Load	32.6%		227
	8	1969	Steam-Turbine	Gas	Base Load	17.5%		380
	9	2000	Combustion-Turbine	Gas	Peaking	1.6%	(C)	46
	10	2000	Combustion-Turbine	Gas	Peaking	6.9%	(C)	46	858
Mustang	1	1950	Steam-Turbine	Gas	Peaking	10.0%	(C)	50
	2	1951	Steam-Turbine	Gas	Peaking	10.0%	(C)	51
	3	1955	Steam-Turbine	Gas	Base Load	22.4%		113
	4	1959	Steam-Turbine	Gas	Base Load	17.9%		253
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	Peaking	1.9%	(C)	32
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	Peaking	2.5%	(C)	32	531
Redbud (D)	1	2003	Combined Cycle	Gas	Base Load	44.6%		149
	2	2003	Combined Cycle	Gas	Base Load	57.3%		147
	3	2003	Combined Cycle	Gas	Base Load	52.1%		148
	4	2003	Combined Cycle	Gas	Base Load	56.4%		145	589
McClain (E)	1	2001	Combined Cycle	Gas	Base Load	76.3%		352	352
Woodward	1	1963	Combustion-Turbine	Gas	Peaking	---%	(C)(F)	---	---
Enid	1	1965	Combustion-Turbine	Gas	Peaking	---%	(C)(F)	---
	2	1965	Combustion-Turbine	Gas	Peaking	---%	(C)(F)	---
	3	1965	Combustion-Turbine	Gas	Peaking	---%	(C)(F)	---
	4	1965	Combustion-Turbine	Gas	Peaking	---%	(C)(F)	---	---
Total Generating Capability (all stations, excluding wind stations)									6,310

						2010		Unit	Station
		Year		Number of	Fuel	Capacity		Capability	Capability
Station		Installed	Location	Units	Capability	Factor (A)		(MW)	(MW)
Centennial		2007	Woodward, OK	80	Wind	32.9%		1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	40.2%		2.3	101
Total Generating Capability (wind stations)									221
(A) 2010 Capacity Factor = 2010 Net Actual Generation / (2010 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)).
(B) Muskogee Unit 3 was retired in December 2010.
(C) Peaking units are used when additional short-term capacity is required.
(D) Represents the Company’s 51 percent ownership interest in the Redbud Plant.
(E) Represents the Company’s 77 percent ownership interest in the McClain Plant.
(F) This unit did not demonstrate summer capability in 2010 as prescribed by the SPP criteria.

At December 31, 2010, the Company’s transmission system included: (i) 49 substations with a total capacity of 10.3 million kVA and 4,210 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.5 million kVA and 282 structure miles of lines in Arkansas.  The Company’s distribution system included: (i) 346 substations with a total capacity of 8.9 million kVA, 26,394 structure miles of overhead lines, 1,849 miles of underground conduit and 8,759 miles of underground conductors in Oklahoma and (ii) 38 substations with a total capacity of 1.1 million kVA, 2,247 structure miles of overhead lines, 206 miles of underground conduit and 567 miles of underground conductors in Arkansas.

The Company owns 140,133 square feet of office space at its executive offices at 321 North Harvey, Oklahoma City, Oklahoma 73102.  In addition to its executive offices, the Company owns numerous facilities throughout its service territory that support its operations.  These facilities include, but are not limited to, district offices, fleet and equipment service facilities, operation support and other properties.

During the three years ended December 31, 2010, the Company’s gross property, plant and equipment (excluding construction work in progress) additions were $2.0 billion and gross retirements were $200.0 million.  These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy), long-term borrowings and permanent financings.  The additions during this three-year period amounted to 27.7 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2010.

Item 3.  Legal Proceedings.

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies.  Management consults with legal counsel and other appropriate experts to assess the claim.  If in management’s opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Financial Statements.  Except as set forth below and in Notes 12 and 13 of Notes to Financial Statements, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

1.           Will Price, et al. v. El Paso Natural Gas Co., et al. (Price I).  On September 24, 1999, various subsidiaries of OGE Energy were served with a class action petition filed in the District Court of Stevens County, Kansas by Quinque Operating Company and other named plaintiffs alleging the mismeasurement of natural gas on non-Federal lands.  On April 10, 2003, the court entered an order denying class certification.  On May 12, 2003, the plaintiffs (now Will Price, Stixon Petroleum, Inc., Thomas F. Boles and the Cooper Clark Foundation, on behalf of themselves and other royalty interest owners) filed a motion seeking to file an amended class action petition, and the court granted the motion on July 28, 2003.  In its amended petition, the Company and Enogex Inc. were omitted from the case but two of OGE Energy’s other subsidiary entities remained as defendants.  The plaintiffs’ amended petition seeks class certification and alleges that 60 defendants, including two of OGE Energy’s subsidiary entities, have improperly measured the volume of natural gas.  The amended petition asserts theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment.  In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion.  The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest.  The plaintiffs also reserved the right to seek punitive damages.

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court’s denial of class certification. On March 31, 2010, the court denied the plaintiffs’ request for rehearing.

OGE Energy intends to vigorously defend this action.  At this time, OGE Energy is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to OGE Energy.

2.           Oxley Litigation.  The Company has been sued by John C. Oxley D/B/A Oxley Petroleum et al. in the District Court of Haskell County, Oklahoma.  This case had been pending for more than 11 years.  The plaintiffs alleged that the Company breached the terms of contracts covering several wells by failing to purchase gas from the plaintiffs in amounts set forth in the contracts.  The plaintiffs’ most recent Statement of Claim described $2.7 million in take-or-pay damages  (including interest) and $36 million in contract repudiation damages (including interest), subject to the limitation described below. In 2001, the Company agreed to provide the plaintiffs with $5.8 million of consideration and the parties agreed to arbitrate the dispute. On May 19, 2010, the arbitration panel issued an arbitration award in an amount less than the consideration previously paid by the Company and, as a result, the Company did not owe any additional amount.  The Company now considers this case closed.

3.            Franchise Fee Lawsuit.  On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  The Company’s motion for summary judgment was denied by the trial judge.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorizes the Company to collect the challenged franchise fee charges.  On December 9, 2009 the OCC issued an order dismissing the plaintiffs’ request for a modification of the 1994 OCC order which authorized the Company to collect and remit sales tax on franchise fee charges. In its December 9, 2009 order, the OCC advised the plaintiffs that the ruling does not address the question of whether the Company’s collection and remittance of such sales tax should be discontinued prospectively. On April 19, 2010, the OCC issued a final order dismissing with prejudice the applicants’ claims for recovery of previously paid taxes on franchise fees and approving the closing of this matter.  On June 10, 2010, the plaintiffs filed a motion in the District Court of Creek County, Oklahoma, asking the court to proceed with the original class action. On July 8, 2010, a hearing in this matter was held and the court granted the plaintiffs motion to lift the stay of discovery previously imposed by the Oklahoma Supreme Court but denied any other specific relief pending further action by the court.  On August 4, 2010, the Company filed an application to assume original jurisdiction and a petition for a writ of prohibition with the Oklahoma Supreme Court. On September 13, 2010, the Oklahoma Supreme Court issued a writ prohibiting the District Court judge from proceeding further in this case except to dismiss the case.  On September 20, 2010, the plaintiffs filed a motion to reconsider this matter with the Oklahoma Supreme Court.  On December 6, 2010 the Oklahoma Supreme Court denied the plaintiffs motion to reconsider.  In compliance with the Oklahoma Supreme Court order, on December 14, 2010, the District Court of Creek County dismissed the lawsuit. The Company considers this matter closed.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Currently, all of the Company’s outstanding common stock is held by OGE Energy.  Therefore, there is no public trading market for the Company’s common stock.

In 2010 and 2008, the Company declared dividends of $60.2 million and $35.0 million, respectively, to OGE Energy.  In 2009, the Company declared no dividends to OGE Energy.

Item 6.  Selected Financial Data.

HISTORICAL DATA

Year ended December 31	2010	2009	2008	2007	2006
SELECTED FINANCIAL DATA
(In millions)

Results of Operations Data:
Operating revenues	$2,109.9	$1,751.2	$1,959.5	$1,835.1	$1,745.7
Cost of goods sold	1,000.2	796.3	1,114.9	1,025.1	950.0
Gross margin on revenues	1,109.7	954.9	844.6	810.0	795.7
Operating expenses	696.0	600.8	566.3	518.0	501.8
Operating income	413.7	354.1	278.3	292.0	293.9
Interest income	0.1	1.1	4.4	---	1.9
Allowance for equity funds used during construction	11.4	15.1	---	---	4.1
Other income	6.5	20.4	3.6	5.0	4.0
Other expense	1.6	6.7	11.8	7.2	9.7
Interest expense	103.4	93.6	79.1	54.9	60.1
Income tax expense	111.0	90.0	52.4	73.2	84.8
Net income	$215.7	$200.4	$143.0	$161.7	$149.3

Balance Sheet Data (at period end):
Property, plant and equipment, net	$4,877.3	$4,467.6	$3,955.5	$3,233.6	$2,979.1
Total assets	$5,898.1	$5,478.1	$4,851.2	$3,874.9	$3,589.7
Long-term debt	$1,790.4	$1,541.8	$1,541.4	$843.4	$843.3
Total stockholder’s equity	$2,178.1	$2,024.3	$1,824.3	$1,423.3	$1,322.0

CAPITALIZATION RATIOS (A)
Stockholder’s equity	54.9%	56.8%	54.2%	62.8%	61.1%
Long-term debt	45.1%	43.2%	45.8%	37.2%	38.9%

RATIO OF EARNINGS TO
FIXED CHARGES (B)
Ratio of earnings to fixed charges	3.90	3.71	3.25	4.78	4.43
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas.  The Company’s operations are subject to regulation by the OCC, the APSC and the FERC.  The Company is a wholly-owned subsidiary of OGE Energy which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.  The Company was incorporated in 1902 under the laws of the Oklahoma Territory.  The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area.  The Company sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Overview

Company Strategy

OGE Energy’s mission is to fulfill its critical role in the nation’s electric utility and natural gas midstream pipeline infrastructure and meet individual customers’ needs for energy and related services in a safe, reliable and efficient manner. OGE Energy intends to execute its vision by focusing on its regulated electric utility business and unregulated natural gas midstream business.  OGE Energy intends to maintain the majority of its assets in the regulated utility business, however, OGE Energy anticipates significant growth opportunities for its natural gas midstream business.

The Company is focused on increased investment to preserve system reliability and meet load growth, leverage its advantageous geographic position to develop renewable energy resources for wind generation and transmission, replace infrastructure equipment, replace aging transmission and distribution systems, provide new products and services, provide energy management solutions to the Company’s customers through the Smart Grid program and deploy newer technology that improves operational, financial and environmental performance.  The Company also is promoting demand-side management programs to encourage more efficient use of electricity.  If these initiatives are successful, the Company believes it may be able to defer the construction or acquisition of any incremental fossil fuel generation capacity until 2020.

OGE Energy’s corporate strategy is to continue to maintain the diversified asset position of the Company and Enogex focused on providing competitive energy products and services to customers primarily in the south central United States.  OGE Energy will continue to focus on growing products and services with limited or manageable commodity price exposure.

Summary of Operating Results

2010 compared to 2009.  The Company reported net income of $215.7 million and $200.4 million in 2010 and 2009, respectively, an increase of 15.3 million, or 7.6 percent, due to a higher gross margin primarily due to rate increases and riders and warmer weather in the Company’s service territory partially offset by higher operation and maintenance expense, higher depreciation and amortization expense and higher income tax expense mainly attributable to higher pre-tax income and the elimination of the tax deduction for the Medicare Part D subsidy (discussed in Note 7 of Notes to Financial Statements).

2009 compared to 2008.  The Company reported net income of $200.4 million and $143.0 million in 2009 and 2008, respectively, an increase of $57.4 million, or 40.1 percent, due to a higher gross margin primarily due to rate increases and riders partially offset by milder weather and lower demand and related revenues by non-residential customers, and a higher AEFUDC partially offset by higher depreciation and amortization expense, higher interest expense and higher income tax expense.

Recent Developments and Regulatory Matters

Global Climate Change and Environmental Concerns

It is uncertain at this time whether, and in what form, Congress will adopt legislation to restrict greenhouse gas emissions.  In the absence of such legislation, the EPA has taken steps to regulate greenhouse gas emissions.  Future legislation or rules could require reductions of carbon dioxide and other greenhouse gas emissions from generation facilities.  This could result in significant changes to the Company’s operations, significant capital expenditures by the Company and a significant increase in the Company’s cost of conducting business.  The Company’s service territory is in central Oklahoma and borders one of the nation’s best wind resource areas.  Uncertainty surrounding global climate change and environmental concerns related to new coal-fired generation development is changing the mix of the potential sources of new generation in the region.  Adoption of renewable portfolio standards would be expected to increase the region’s reliance on wind generation and other renewables. The Company believes it can leverage its advantageous geographic position to develop renewable energy resources and transmission to deliver the renewable energy.  According to the DOE, Oklahoma ranks ninth among the best states for potential wind generation with 516,822 MWs of potential installed capacity.  Per a National Renewable Energy Laboratory map, the majority of Oklahoma’s wind resources are located in the western third of the state and on the western edge of the Company’s service territory.  Although other U.S. utilities can develop wind farms in this region, the Company’s close proximity to this resource does allow it to focus more on wind generation.  In addition, the SPP regional transmission organization has begun to address the relative lack of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas panhandle and western Kansas to load centers by planning for more transmission to be built in the area and, due to the proximity of the Company’s service territory and its transmission construction capabilities, the Company expects to benefit by building a substantial portion of this new transmission network. In addition to significantly increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery constraints.

Smart Grid Project

On July 1, 2010, the OCC approved a settlement with all parties to the OCC consideration of the Company’s application for pre-approval for system-wide deployment of smart grid technology and a recovery rider.  The recovery rider was implemented with the first billing cycle in July 2010.  For a discussion of the settlement agreement terms related to the Company’s Smart Grid program, see Note 13 of Notes to Financial Statements.

Crossroads Wind Project

In July 2010, the OCC approved a settlement among all the parties to the OCC consideration of the Company’s application for pre-approval of the 197.8 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with Crossroads and a recovery rider.  For a discussion of the settlement agreement terms approved by the OCC related to the Company’s Crossroads application, see Note 13 of Notes to Financial Statements.

The Company is in the process of entering into an interconnection agreement with the SPP for Crossroads.  As part of the multi-study interconnection process, the SPP conducted an interim operational study to determine the impact Crossroads will have on the existing transmission system.  The SPP verbally indicated that limited interconnection would be necessary to address system stability limitations.  In order to enable full interconnection of Crossroads, the Company put forth a mitigation proposal, consisting of a system protection relay system, which has recently received all the necessary SPP working group and committee approvals to be implemented.  This will allow Crossroads to interconnect at the anticipated 227.5 MWs.  On December 30, 2010, the SPP posted the results of its interim operational study to reflect the SPP approval of the mitigation strategy.  The Company expects a final interconnection agreement to be put in place by the second quarter of 2011.

Arkansas OU Spirit Application and Renewable Energy Filing

On January 19, 2011, the APSC issued an order finding that (i) OU Spirit is prudent and is in the public’s interest, (ii) the $2.1 million of costs associated with OU Spirit from September 1, 2010 through June 30, 2011 should be recovered through the Energy Cost Recovery rider, which is expected to be filed with the APSC by March 15, 2011 (beginning July 1, 2011, OU Spirit costs are expected to be recovered in base rates resulting from the Company’s 2010 Arkansas rate case) and (iii)  the 280 MW wind power purchase agreements are prudent and should be recovered through the Energy Cost Recovery rider.

2010 Arkansas Rate Case Filing

On September 28, 2010, the Company filed a rate case with the APSC requesting a rate increase of $17.7 million, to recover the cost of significant electric system expansions and upgrades, including high-voltage transmission lines and wind energy, that have been completed since the last rate filing in August 2008, as well as rising operating costs. If approved, the targeted implementation date for new electric rates is expected to be during the third quarter of 2011. A hearing in this matter is scheduled for May 24, 2011.

2011 Outlook

OGE Energy projects the Company to earn between $209 million and $219 million in 2011.  The key factors and assumptions include:

•	Normal weather patterns are experienced for the year;
•	Gross margin of $1.105 billion to $1.115 billion based on sales growth of 0.8 percent on a weather-adjusted basis;
•	Operating expenses of $730 million to $740 million, with operation and maintenance expenses comprising 60 percent of the total;
•
Interest expense of $115 million to $120 million which assumes the issuance of $300 million of long-term debt in mid-year 2011 and a $10 million reduction to interest expense due to the allowance for borrowed funds used during construction;

•	AEFUDC income of $35 million to $40 million; and

•	An effective tax rate of 28 percent.

The Company has significant seasonality in its earnings.  The Company typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company’s results of operations for the years ended December 31, 2010, 2009 and 2008 and the Company’s financial position at December 31, 2010 and 2009.  The following information should be read in conjunction with the Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year ended December 31 (In millions)	2010	2009	2008
Operating income	$413.7	$354.1	$278.3
Net income	$215.7	$200.4	$143.0

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

Year ended December 31 (Dollars in millions)	2010	2009	2008
Operating revenues	$2,109.9	$1,751.2	$1,959.5
Cost of goods sold	1,000.2	796.3	1,114.9
Gross margin on revenues	1,109.7	954.9	844.6
Other operation and maintenance	418.1	348.0	351.6
Depreciation and amortization	208.7	187.7	155.0
Taxes other than income	69.2	65.1	59.7
Operating income	413.7	354.1	278.3
Interest income	0.1	1.1	4.4
Allowance for equity funds used during construction	11.4	15.1	---
Other income	6.5	20.4	3.6
Other expense	1.6	6.7	11.8
Interest expense	103.4	93.6	79.1
Income tax expense	111.0	90.0	52.4
Net income	$215.7	$200.4	$143.0
Operating revenues by classification
Residential	$894.8	$717.9	$751.2
Commercial	521.0	439.8	479.0
Industrial	212.5	172.1	219.8
Oilfield	162.8	132.6	151.9
Public authorities and street light	200.8	167.7	190.3
Sales for resale	65.8	53.6	64.9
Provision for rate refund	---	(0.6)	(0.4)
System sales revenues	2,057.7	1,683.1	1,856.7
Off-system sales revenues	21.7	31.8	68.9
Other	30.5	36.3	33.9
Total operating revenues	$2,109.9	$1,751.2	$1,959.5
MWH sales by classification (in millions)
Residential	9.6	8.7	9.0
Commercial	6.7	6.4	6.5
Industrial	3.8	3.6	4.0
Oilfield	3.1	2.9	2.9
Public authorities and street light	3.0	3.0	3.0
Sales for resale	1.4	1.3	1.4
System sales	27.6	25.9	26.8
Off-system sales	0.5	1.0	1.4
Total sales	28.1	26.9	28.2
Number of customers	782,558	776,550	770,088
Average cost of energy per KWH - cents
Natural gas	4.638	3.696	8.455
Coal	1.911	1.747	1.153
Total fuel	3.012	2.474	3.337
Total fuel and purchased power	3.064	2.760	3.710
Degree days (A)
Heating - Actual	3,528	3,456	3,394
Heating - Normal	3,631	3,631	3,650
Cooling - Actual	2,328	1,860	2,081
Cooling - Normal	1,911	1,911	1,912
(A) Degree days are calculated as follows:  The high and low degrees of a particular day are added together and then averaged.  If the calculated average is above 65 degrees, then the difference between the calculated average and 65 is expressed as cooling degree days, with each degree of difference equaling one cooling degree day.  If the calculated average is below 65 degrees, then the difference between the calculated average and 65 is expressed as heating degree days, with each degree of difference equaling one heating degree day.  The daily calculations are then totaled for the particular reporting period.

2010 compared to 2009.  The Company’s operating income increased $59.6 million, or 16.8 percent, in 2010 as compared to 2009 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense as discussed below.

Gross Margin

Gross margin was $1,109.7 million in 2010 as compared to $954.9 million in 2009, an increase of $154.8 million, or 16.2 percent.  The gross margin increased primarily due to:

•
increased price variance, which included revenues from various rate riders, including the Windspeed rider, the OU Spirit rider, the Oklahoma demand program rider and the Smart Grid rider, and higher revenues from the sales and customer mix, which increased the gross margin by $74.5 million;

•	warmer weather in the Company’s service territory resulting in a 25 percent increase in cooling degree days, which increased the gross margin by $46.8 million;
•	revenue from the full year effect of the August 2009 Oklahoma rate increase, which increased the gross margin by $24.1 million;
•	higher demand and related revenues by non-residential customers in the Company’s service territory, which increased the gross margin by $6.9 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by $6.7 million; and
•	revenues from the full year effect of the June 2009 Arkansas rate increase, which increased the gross margin by $3.5 million.

These increases in the gross margin were partially offset by lower other revenues due to fewer transmission requests from others on the Company’s system, which decreased the gross margin by $7.7 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $771.0 million in 2010 as compared to $618.5 million in 2009, an increase of $152.5 million, or 24.7 percent, primarily due to higher natural gas prices and increased natural gas generation due to ongoing maintenance at some of the Company’s coal-fired power plants. The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. In 2010, the Company’s fuel mix was 55 percent coal, 42 percent natural gas and three percent wind. In 2009, the Company’s fuel mix was 60 percent coal, 38 percent natural gas and two percent wind. Purchased power costs were $226.5 million in 2010 as compared to $176.6 million in 2009, an increase of $49.9 million, or 28.3 percent, primarily due to an increase in purchases in the energy imbalance service market to meet the Company’s generation load requirements and an increase in short-term power agreements resulting in short-term spot market purchases.

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

Operating Expenses

Other operation and maintenance expenses were $418.1 million in 2010 as compared to $348.0 million in 2009, an increase of $70.1 million, or 20.1 percent.  The increase in other operation and maintenance expenses was primarily due to:

•
an increase of $16.2 million in contract technical and construction services and an increase of $5.2 million in materials and supplies expense primarily attributable to increased spending for ongoing maintenance at some of the Company’s power plants in 2010 as compared to 2009;

•
an increase of $16.2 million in employee benefits expense primarily due to an increase in postretirement benefits due to an increase in medical costs and changes in actuarial assumptions in 2010, a reclassification in May 2009 of 2006 and 2007 pension settlement costs to a regulatory asset, as prescribed in the Arkansas rate case settlement, and an increase in pension expense due to an increase in the amount deferred as a pension regulatory liability in the Company’s Oklahoma jurisdiction resulting from the Company’s 2009 Oklahoma rate case;

•
an increase of $9.7 million in allocations from the holding company primarily due to higher contract professional services expense, materials and supplies expense and communication and media services expense;

•	an increase of $9.1 million in other marketing and sales expense related to demand-side management initiatives, which expenses are being recovered through a rider;
•	an increase of $7.5 million in salaries and wages expense primarily due to salary increases in 2010;

•	an increase of $4.8 million due to increased spending on vegetation management related to system hardening, which expenses are being recovered through a rider;
•	an increase of $3.4 million in injuries and damages expense primarily due to increased reserves on claims in 2010;
•	an increase of $2.1 million in overtime expense due to the storms in January and May 2010; and
•	an increase of $1.7 million in temporary labor expense.

These increases in other operation and maintenance expenses were partially offset by a decrease of $3.9 million in incentive compensation expense primarily due to lower accruals in 2010.

Depreciation and amortization expense was $208.7 million in 2010 as compared to $187.7 million in 2009, an increase of $21.0 million, or 11.2 percent, primarily due to additional assets being placed into service, including OU Spirit that was placed into service in November and December 2009 and Windspeed that was placed into service on March 31, 2010.

Additional Information

Allowance for Equity Funds Used During Construction.  AEFUDC was $11.4 million in 2010 as compared to $15.1 million in 2009, a decrease of $3.7 million, or 24.5 percent, primarily due to the completion of OU Spirit in November and December 2009 and Windspeed on March 31, 2010.

Other Income.  Other income was $6.5 million in 2010 as compared to $20.4 million in 2009, a decrease of $13.9 million, or 68.1 percent.  The decrease in other income was primarily due to:

•
a decrease of $10.0 million due to a decreased level of gains recognized in the GFB program in 2010 from higher than expected usage resulting from warmer weather in addition to more customers participating in the GFB program in 2010; and

•	a decrease of $2.6 million related to the benefit associated with the tax gross-up of AEFUDC.

Other Expense.  Other expense was $1.6 million in 2010 as compared to $6.7 million in 2009, a decrease of $5.1 million or 76.1 percent, primarily due to a decrease in charitable contributions in 2010.

Interest Expense.  Interest expense was $103.4 million in 2010 as compared to $93.6 million in 2009, an increase of $9.8 million, or 10.5 percent.  The increase in interest expense was primarily due to:

•	an $8.2 million increase related to the issuance of $250 million of long-term debt in June 2010; and
•	a $2.8 million increase due to a lower allowance for borrowed funds used during construction in 2010 as compared to 2009.

Income Tax Expense.  Income tax expense was $111.0 million in 2010 as compared to $90.0 million in 2009, an increase of $21.0 million, or 23.3 percent, primarily due to:

•	higher pre-tax income in 2010 as compared to 2009;
•	an adjustment for the elimination of the tax deduction for the Medicare Part D subsidy (discussed in Note 7 of Notes to Financial Statements); and
•
the write-off of previously recognized Oklahoma investment tax credits primarily due to expenditures no longer eligible for the Oklahoma investment tax credit related to the change in the tax method of accounting for capitalization of repair expenditures.

These increases in income tax expense were partially offset by an increase in Federal renewable energy credits in 2010 as compared to 2009.

2009 compared to 2008.  The Company’s operating income increased $75.8 million, or 27.2 percent, in 2009 as compared to 2008 primarily due to a higher gross margin partially offset by higher depreciation and amortization expense and higher taxes other than income as discussed below.

Gross Margin

Gross margin was $954.9 million in 2009 as compared to $844.6 million in 2008, an increase of $110.3 million, or 13.1 percent.  The gross margin increased primarily due to:

•
increased price variance, which included revenues from various rate riders, including the Redbud Plant rider, the storm cost recovery rider, the system hardening rider, the OU Spirit rider and the Oklahoma demand program rider, and higher revenues from the sales and customer mix, which increased the gross margin by $89.5 million;

•	the $48.3 million Oklahoma rate increase in which the majority of the annual increase is recovered during the summer months, which increased the gross margin by $28.6 million;
•	revenues from the Arkansas rate increase, which increased the gross margin by $9.3 million;
•	new customer growth in the Company’s service territory, which increased the gross margin by $8.1 million; and
•	increased transmission revenues due to higher transmission volumes and increased rates due to the FERC formula rate tariff filing, which increased the gross margin by $1.8 million.

These increases in the gross margin were partially offset by:

•	milder weather in the Company’s service territory, which decreased the gross margin by $18.2 million; and
•	lower demand and related revenues by non-residential customers in the Company’s service territory, which decreased the gross margin by $8.1 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges.  Fuel expense was $618.5 million in 2009 as compared to $857.2 million in 2008, a decrease of $238.7 million, or 27.8 percent, primarily due to lower natural gas prices.  The Company’s electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers.  In 2009, the Company’s fuel mix was 60 percent coal, 38 percent natural gas and two percent wind.  In 2008, the Company’s fuel mix was 68 percent coal, 30 percent natural gas and two percent wind.  Purchased power costs were $176.6 million in 2009 as compared to $257.0 million in 2008, a decrease of $80.4 million, or 31.3 percent, primarily due to the termination of the purchase power agreement with the Redbud Plant following the Company’s purchase of the Redbud Plant in September 2008 as well as a decrease in purchases in the energy imbalance service market.

Operating Expenses

Other operation and maintenance expenses were $348.0 million in 2009 as compared to $351.6 million in 2008, a decrease of $3.6 million, or 1.0 percent.  The decrease in other operation and maintenance expenses was primarily due to:

•
a decrease of $13.2 million in contract technical and construction services attributable to decreased spending on overhauls at some of the Company’s power plants in 2009 as compared to 2008 and utilization of employees instead of contracting external labor;

•
a decrease of $9.5 million due to a correction of the over-capitalization of certain payroll, benefits, other employee related costs and overhead costs in previous years in March 2008, as discussed in Note 2 of Notes to Financial Statements;

•	an increase in capitalized labor in 2009 as compared to 2008, which decreased other operation and maintenance expenses by $7.7 million;
•	a decrease of $3.8 million in fleet transportation expense primarily due to lower fuel costs in 2009; and
•
a decrease of $3.2 million due to the reclassification of 2006 and 2007 pension settlement costs to a regulatory asset due to the Arkansas rate case settlement, as discussed in Note 1 of Notes to Financial Statements.

These decreases in other operation and maintenance expenses were partially offset by:

•	an increase of $11.8 million in salaries and wages expense primarily due to salary increases in 2009 and increased incentive compensation expense in 2009;
•	an increase of $7.2 million due to increased spending on vegetation management related to system hardening, which expenses are being recovered through a rider;
•	an increase of $5.4 million in pension expense;
•	an increase of $3.3 million due to the Company’s demand-side management initiatives, which expenses are being recovered through a rider;
•	an increase of $2.2 million in medical and dental expenses; and
•	an increase of $2.2 million in materials and supplies expense.

Depreciation and amortization expense was $187.7 million in 2009 as compared to $155.0 million in 2008, an increase of $32.7 million, or 21.1 percent, primarily due to additional assets being placed into service, including the Redbud Plant that was placed into service in September 2008, and amortization of several regulatory assets.

Taxes other than income were $65.1 million in 2009 as compared to $59.7 million in 2008, an increase of $5.4 million, or 9.0 percent, primarily due to higher ad valorem taxes.

Additional Information

Interest Income.  Interest income was $1.1 million in 2009 as compared to $4.4 million in 2008, a decrease of $3.3 million, or 75.0 percent, primarily due to interest from customers related to the fuel under recovery balance in 2008 and interest income from short-term investments.

Allowance for Equity Funds Used During Construction.  AEFUDC was $15.1 million in 2009.  There was no AEFUDC in 2008.  The increase in AEFUDC was primarily due to construction costs associated with OU Spirit and Windspeed being constructed by the Company.

Other Income.  Other income was $20.4 million in 2009 as compared to $3.6 million in 2008, an increase of $16.8 million.  The increase in other income was primarily due to:

•	an increase of $9.7 million related to the benefit associated with the tax gross-up of AEFUDC; and
•
an increase of $5.9 million due to an increased level of gains recognized in the GFB program in 2009 from more customers participating in the GFB program in 2009 and lower than expected usage resulting from milder weather in 2009 as compared to 2008.

Other Expense.  Other expense was $6.7 million in 2009 as compared to $11.8 million in 2008, a decrease of $5.1 million, or 43.2 percent, primarily due to 2008 write-downs of $7.7 million for deferred costs associated with the cancelled Red Rock power plant and $1.5 million associated with the 2007 and 2006 storm costs partially offset by an increase in charitable contributions of $3.5 million.

Interest Expense.  Interest expense was $93.6 million in 2009 as compared to $79.1 million in 2008, an increase of $14.5 million, or 18.3 percent.  The increase in interest expense was primarily due to:

•	an increase of $29.2 million in interest expense related to the issuances of long-term debt in 2008; and
•	an increase of $2.0 million in interest expense due to interest to customers related to the fuel over recovery balance in 2009.

These increases in interest expense were partially offset by:

•
a decrease in interest expense of $8.9 million related to interest on short-term debt primarily due to lower short-term borrowings in 2009 due to the issuances of long-term debt by the Company in 2008;

•	a decrease in interest expense of $4.3 million primarily due to a higher allowance for borrowed funds used during construction for capitalized interest; and
•	a decrease in interest expense of $2.4 million due to the settlement of treasury lock agreements the Company entered into related to the issuance of long-term debt by the Company in January 2008.

Income Tax Expense.  Income tax expense was $90.0 million in 2009 as compared to $52.4 million in 2008, an increase of $37.6 million, or 71.8 percent, primarily due to higher pre-tax income in 2009 as compared to 2008, lower Federal investment tax credit amortization and higher state income tax expense.

Non-GAAP Financial Measure

The Company has included in this Form 10-K the non-GAAP financial measure Ongoing Earnings which removes the charge for the loss of the Medicare Part D tax subsidy as management believes this charge will not be recurring on a regular basis. Management believes that the presentation of Ongoing Earnings provides useful information to investors, as it provides them an additional relevant comparison of the Company’s performance across periods.

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

Reconciliation of Ongoing Earnings to GAAP Net Income for the Years Ended December 31, 2010, 2009 and 2008

(In millions)	2010 Ongoing Earnings	Medicare Part D Tax Subsidy	2010 GAAP Net Income	2009 GAAP and Ongoing Net Income (A)		2008 GAAP and Ongoing Net Income (A)
The Company	$222.7	$(7.0)	$215.7	$200.4	$	$143.0
(A) There were no one-time charges in 2009 or 2008; therefore, ongoing and GAAP net income are the same.

Financial Condition

The balance of Advances to Parent was $68.9 million and $125.9 million at December 31, 2010 and 2009, respectively, a decrease of $57.0 million, or 45.3 percent, primarily due to payments for Crossroads, dividends and bond interest and other operational needs.

The balance of Fuel Inventories was $134.9 million and $101.0 million at December 31, 2010 and 2009, respectively, an increase of $33.9 million, or 33.6 percent, primarily due to higher coal balances due to higher volumes and higher average prices.

The balance of Construction Work in Progress was $328.1 million and $259.9 million at December 31, 2010 and 2009, respectively, an increase of $68.2 million, or 26.2 percent, primarily due to increased spending on various distribution, transmission and generation projects, including Crossroads, partially offset by the costs associated with Windspeed constructed by the Company which was placed in service on March 31, 2010 being reclassified to Property, Plant and Equipment In Service.

The balance of Fuel Clause Over Recoveries was $29.9 million and $187.5 million at December 31, 2010 and 2009, respectively, a decrease of $157.6 million, or 84.1 percent, primarily due to the fact that the amount billed to retail customers was lower than the Company’s cost of fuel. The Company’s fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers’ bills.  As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel.  Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.

The balance of Other Current Liabilities was $40.3 million and $20.2 million at December 31, 2010 and 2009, respectively, an increase of $20.1 million, or 99.5 percent, primarily due to the over recovery of various rate riders, including the Windspeed rider, the OU Spirit rider and the Smart Grid rider, and an increase in legal accruals.

The balance of Long-Term Debt was $1,790.4 million and $1,541.8 million at December 31, 2010 and 2009, respectively, an increase of $248.6 million or 16.1 percent, due to the issuance of $250 million of long-term debt in June 2010.

The balance of Deferred Income Taxes liability was $1,055.3 million and $931.2 million at December 31, 2010 and 2009, respectively, an increase of $124.1 million, or 13.3 percent, primarily due to accelerated bonus tax depreciation which resulted in higher Federal and state deferred tax accruals as discussed in Note 7 of Notes to Financial Statements.

The balance of Regulatory Liabilities was $193.1 million and $168.2 million at December 31, 2010 and 2009, respectively, an increase of $24.9 million, or 14.8 percent, primarily due to increases related to the removal obligations and Oklahoma pension regulatory liabilities.

Off-Balance Sheet Arrangement

Railcar Lease Agreement

The Company has a noncancellable operating lease with purchase options, covering 1,462 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through the Company’s tariffs and fuel adjustment clauses. On December 15, 2010, the Company renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If the Company chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of $24.0 million.

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

Liquidity and Capital Resources

Cash Flows

Year Ended December 31 (In millions)	2010	2009	2008
Net cash provided from operating activities	$465.7	$580.2	$206.4
Net cash used in investing activities	(602.1)	(599.5)	(839.6)
Net cash provided from (used in) financing activities	136.4	(31.4)	683.9

The decrease of $114.5 million, or 19.7 percent, in net cash provided from operating activities in 2010 as compared to 2009 was primarily due to higher fuel refunds in 2010 as compared to 2009. This decrease in net cash provided from operating activities was partially offset by:

•	an income tax refund received in February 2010 related to a carry back of the 2008 tax loss resulting from a change in tax method of accounting for capitalization of repair expenditures; and
•	cash received in 2010 from the implementation of rate increases and riders.

The increase of $373.8 million in net cash provided from operating activities in 2009 as compared to 2008 was primarily due to:

•	higher fuel recoveries in 2009 as compared to 2008;
•	cash received in 2009 from the implementation of the Redbud Plant rider in the third quarter of 2008;
•	cash received in 2009 from the implementation of the Oklahoma rate increase in August 2009; and
•	payments made by the Company in the first quarter of 2008 related to the December 2007 ice storm.

There was an increase of $2.6 million in net cash used in investing activities in 2010 as compared to 2009.  The decrease of $240.1 million, or 28.6 percent, in net cash used in investing activities in 2009 as compared to 2008 primarily related to higher levels of capital expenditures in 2008 mostly related to the purchase of the Redbud Plant in September 2008 partially offset by capital expenditures in 2009 related to OU Spirit and Windspeed being constructed by the Company.

The increase of $167.8 million in net cash provided from financing activities in 2010 as compared to 2009 was primarily due to the Company using the proceeds received from the issuance of $250 million of long-term debt in June 2010 to make payments to OGE Energy partially offset by dividends paid in 2010.

The decrease of $715.3 million in net cash provided from financing activities in 2009 as compared to 2008 was primarily due to:

•	proceeds received from the issuances of $700 million in long-term debt in 2008; and
•	a capital contribution from OGE Energy to fund a portion of the purchase of the Redbud Plant in 2008.

These decreases in net cash provided from financing activities were partially offset by a decrease in short-term debt primarily due to proceeds received from the issuances of long-term debt which were used to repay short-term borrowings in 2008.

Future Capital Requirements and Financing Activities

The Company’s primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities in its electric utility business.  Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, hedging activities, fuel clause under and over recoveries and other general corporate purposes.  The Company generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) and permanent financings.

Capital Expenditures

The Company’s estimates of capital expenditures for the years 2011 through 2016 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate the Company’s businesses) plus capital expenditures for known and committed projects.

(In millions)	2011	2012	2013	2014	2015	2016
Base Transmission	$50	$30	$20	$20	$20	$20
Base Distribution	240	200	200	200	200	200
Base Generation	95	80	70	70	70	70
Other	45	30	30	30	30	30
Total Base Transmission, Distribution,
Generation and Other	430	340	320	320	320	320
Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kV)	150	20	---	---	---	---
Sooner-Rose Hill (345 kV)	35	15	---	---	---	---
Balanced Portfolio 3E Projects	50	170	140	30	---	---
SPP Priority Projects (A)	10	60	155	90	---	---
Total Transmission Projects	245	265	295	120	---	---
Other Projects:
Smart Grid Program (B)	70	70	25	30	10	10
Crossroads	250	30	---	---	---	---
System Hardening	20	---	---	---	---	---
Total Other Projects	340	100	25	30	10	10
Total Known and Committed Projects	585	365	320	150	10	10
Total capital expenditures (C)	$1,015	$705	$640	$470	$330	$330
(A) On February 4, 2011, the Company responded to the SPP that the Company will construct the revised Priority Project as discussed in Note 13 of Notes to Financial Statements.
(B) These capital expenditures are net of the Smart Grid $130 million grant approved by the DOE.
(C) The capital expenditures above exclude any environmental expenditures associated with BART requirements due to the uncertainty regarding BART costs.  As discussed in “– Environmental Laws and Regulations” below, pursuant to a proposed regional haze agreement the Company has agreed to install low NOX burners and related equipment at the three affected generating stations.   Preliminary estimates indicate the cost will be $100 million (plus or minus 30 percent).  For further information, see “– Environmental Laws and Regulations” below.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving the Company’s financial objectives.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2010.  See additional information in the Company’s Statements of Capitalization and Note 12 of Notes to Financial Statements.

(In millions)	2011		2012-2013		2014-2015		After 2015	Total
Maturities of long-term debt (A)	$	---	$	---	$	---	$1,795.4	$1,795.4

Operating lease obligations
Railcars		3.2		6.1		5.9	28.8	44.0

Other purchase obligations and commitments
Cogeneration capacity and fixed operation and
maintenance payments		92.5		178.0		168.1	462.1	900.7
Expected cogeneration energy payments		61.9		120.7		144.7	515.7	843.0
Minimum fuel purchase commitments		290.6		274.7		---	---	565.3
Expected wind purchase commitments		41.6		102.5		104.2	793.4	1,041.7
Long-term service agreements		15.7		10.5		33.7	73.3	133.2
Total other purchase obligations and
commitments		502.3		686.4		450.7	1,844.5	3,483.9
Total contractual obligations		505.5		692.5		456.6	3,668.7	5,323.3
Amounts recoverable through fuel adjustment
clause (B)		(397.3)		(504.0)		(254.8)	(1,337.9)	(2,494.0)
Total contractual obligations, net		$108.2		$188.5		$201.8	$2,330.8	$2,829.3
(A)	There are no maturities of the Company’s long-term debt during the next five years.
(B)
Includes expected recoveries of costs incurred for the Company’s railcar operating lease obligations, the Company’s cogeneration expected energy payments, the Company’s minimum fuel purchase commitments and the Company’s expected wind purchase commitments.

 The Company also has 720 MWs of QF contracts to meet its current and future expected customer needs.  The Company will continue reviewing all of the supply alternatives to these QF contracts that minimize the total cost of generation to its customers, including exercising its options (if applicable) to extend these QF contracts at pre-determined rates.

Variances in the actual cost of fuel used in electric generation (which includes the operating lease obligations for the Company’s railcar leases shown above) and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to the Company’s customers through fuel adjustment clauses.  Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of the Company noted above may increase capital requirements, such costs are recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations.  The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC.

Pension and Postretirement Benefit Plans

At December 31, 2010, 45.0 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in bonds, debentures and notes, U.S. Government securities, a commingled fund and a common collective trust as presented in Note 11 of Notes to Financial Statements.  In 2010, asset returns on the Pension Plan were 12.2 percent due to the continued improvement in the equity market in 2010.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, have continued to decline.  During each of 2010 and 2009, OGE Energy made contributions to its Pension Plan of $50 million, of which $47 million in each of 2010 and 2009 was the Company’s portion, to help ensure that the Pension Plan maintains an adequate funded status.  The level of funding is dependent on returns on plan assets and future discount rates.  During 2011, OGE Energy may contribute up to $50 million to its Pension Plan, of which $47 million is expected to be the Company’s portion. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of the Company’s portion of OGE Energy’s Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2010 and 2009. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in the Company’s Balance Sheet as discussed in Note 1 of Notes to Financial Statements.  The amount recorded as a regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

			Restoration of Retirement		Postretirement
	Pension Plan		Income Plan		Benefit Plans
December 31 (In millions)	2010	2009	2010	2009	2010	2009
Benefit obligations	$(509.2)	$(476.4)	$(1.9)	$(1.8)	$(271.1)	$(232.5)
Fair value of plan assets	467.7	398.9	---	---	56.2	52.5
Funded status at end of year	$(41.5)	$(77.5)	$(1.9)	$(1.8)	$(214.9)	$(180.0)

Security Ratings

	Moody’s	Standard & Poor’s	Fitch’s
Senior Notes	A2	BBB+	A+

Access to reasonably priced capital is dependent in part on credit and security ratings. Pricing grids associated with OGE Energy’s and the Company’s credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs.  The impact of any future downgrade could include an increase in the cost of OGE Energy’s and the Company’s short-term borrowings, but a reduction in OGE Energy’s and the Company’s credit ratings would not result in any defaults or accelerations. Any future downgrade of the Company could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit.

On June 28, 2010, Fitch downgraded the Company’s issuer default rating from A+ to A and the Company’s senior unsecured debt rating from AA- to A+.  Fitch indicated that the downgrade at the Company was primarily due to the Company’s cash flow credit metrics decline over its forecast horizon due to large capital expenditures and the non-cash return for AFUDC.   The downgrade did not trigger any collateral requirements or change fees under the revolving credit agreement.

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

2010 Capital Requirements, Sources of Financing and Financing Activities

Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $603.4 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $92.7 million resulting in total net capital requirements and contractual obligations of $696.1 million in 2010, of which $2.1 million was to comply with environmental regulations. This compares to net capital requirements of $600.5 million and net contractual obligations of $95.5 million totaling $696.0 million in 2009, of which $1.3 million was to comply with environmental regulations.

During 2010, the Company’s sources of capital were cash generated from operations and proceeds from the issuance of long and short-term debt.  Changes in working capital reflect the seasonal nature of the Company’s business, the revenue lag between billing and collection from customers and fuel inventories.  See “Financial Condition” for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

Income Tax Refunds

As discussed in Note 7 of Notes to Financial Statements, the Company filed a request with the IRS on December 29, 2008 for a change in its tax method of accounting related to the capitalization of repair expenditures.  On December 10, 2009, the Company received approval from the IRS for the change in accounting method.  In December 2009, a claim for refund was filed to carry back the 2008 tax loss resulting in a tax refund of $88.6 million, which the Company received in February 2010. The expected refund was recorded as an intercompany receivable on the Balance Sheet at December 31, 2009.

As discussed in Note 7 of Notes to Financial Statements, the Company had a Federal tax net operating loss for 2009 primarily caused by the accelerated tax depreciation provisions contained within the ARRA.  ARRA allowed a current deduction for 50 percent of the cost of certain property placed into service during 2009.  This tax loss resulted in a $30 million current income tax receivable related to the 2009 tax year.  On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law by the President.  This new law provided for a five-year carry back of net operating losses incurred in 2008 or 2009.  This expanded carryback period enabled the Company to carry back the entire 2009 tax loss. A carryback claim was filed in March 2010 and a refund of $30 million was received by the Company in April 2010.

Issuance of Long-Term Debt

On June 8, 2010, the Company issued $250 million of 5.85% senior notes due June 1, 2040.  The proceeds from the issuance were added to the Company’s general funds and were used to fund the Company’s ongoing capital expenditure program and for working capital. The Company expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

Potential Collateral Requirements

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps, exchange trading, margin requirements and other transparency requirements.  The Dodd-Frank Act contains provisions that should exempt certain derivatives end-users from much of the clearing requirements.  It is unclear whether end-users will be exempt from the margin requirements.  The scope of the margin requirements and the end user exemption is uncertain and will be further defined through rulemaking proceedings at the Commodity Futures Trading Commission and the SEC.  Further, although the Company may qualify for certain exemptions, its derivative counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the new legislation, which may increase the Company’s transaction costs or make it more difficult to enter into hedging transactions on favorable terms.  The Company’s inability to enter into hedging transactions on favorable terms, or at all, could increase operating expenses and put the Company at increased exposure to risks of adverse changes in commodities prices.  If, as a result of the rulemaking associated with the Dodd-Frank Act, the Company does not qualify for any exemptions related to clearing requirements and/or are subject to margin requirements, the Company would be subject to higher costs and increased collateral requirements.  The impact of the provisions of the Dodd-Frank Act on the Company cannot be determined pending issuance of the final implementing regulations.

Tax Legislation

As discussed in Note 7 of Notes to Financial Statements, in December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act was signed into law, which included accelerated tax depreciation provisions allowing the Company to record a current income tax deduction for 100 percent of the cost of certain property acquired and placed into service from September 8, 2010 to December 31, 2011.  The new law will also allow the Company to record a current income tax deduction for 50 percent of the cost of certain property placed into service from January 1, 2012 to December 31, 2012. For financial accounting purposes, the Company recorded an increase in Non-Current Deferred Income Taxes Liability at December 31, 2010 on the Company’s Balance Sheet to recognize the financial statement impact of this new law.

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt and funds received from OGE Energy (from proceeds from the sales of its common stock to the public through OGE Energy’s DRIP/DSPP or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.  The Company utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

At December 31, 2010 and 2009, there were $68.9 million and $125.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy’s revolving credit amount.  This agreement has a termination date of January 9, 2012.  At December 31, 2010, there were no intercompany borrowings under this agreement.  The Company also has $389.0 million of liquidity under a bank facility which is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2010, there was $0.3 million supporting letters of credit at a weighted-average interest rate of 0.33 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2010.  At December 31, 2010, the Company had $388.7 million of net available liquidity under its revolving credit agreement.  At December 31, 2010, the Company had less than $0.1 million in cash and cash equivalents.

The Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any time for a two-year period beginning January 1, 2011 and ending December 31, 2012.  See Note 10 of Notes to Financial Statements for a discussion of the Company’s short-term debt activity.

Expected Issuance of Long-Term Debt

The Company expects to issue between $250 million and $300 million of long-term debt in mid-2011, depending on market conditions, to fund capital expenditures, repay short-term borrowings and for general corporate purposes.

Critical Accounting Policies and Estimates

The Financial Statements and Notes to Financial Statements contain information that is pertinent to Management’s Discussion and Analysis.  In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company’s Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management’s opinion, the areas of the Company where the most significant judgment is exercised are in the valuation of pension plan assumptions, contingency reserves, AROs, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable.  The selection, application and disclosure of the following critical accounting estimates have been discussed with OGE Energy’s Audit Committee.

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

Impact on
	Change	Funded Status
Actual plan asset returns	+/- 5 percent	+/- $28.7 million
Discount rate	+/- 0.25 percent	+/- $17.4 million
Contributions	+ $10 million	+ $10 million

Commitments and Contingencies

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If in management’s opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Financial Statements.

Except as otherwise disclosed in this Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows. See Note 12 of Notes to Financial Statements and Item 3 of Part I in this Form 10-K for a discussion of the Company’s commitments and contingencies.

Asset Retirement Obligations

The Company has previously recorded AROs that are being amortized over their respective lives ranging from 20 to 99 years.  The Company also has certain AROs that have not been recorded because the Company determined that these assets, primarily related to the Company’s power plant sites, have indefinite lives.

Hedging Policies

The Company engages in cash flow hedge transactions to manage commodity risk.  The Company may hedge its forward exposure to manage the impact of changes in commodity prices.  Hedges of anticipated transactions are documented as cash flow hedges and are executed based upon management-established price targets.  During 2010 and 2009, the Company applied hedge accounting to manage its natural gas exposure associated with a wholesale generation sales contract, which hedge expires in 2013.  Hedges are evaluated prior to execution with respect to the impact on the volatility of forecasted earnings and are evaluated at least quarterly after execution for the impact on earnings.

From time to time, the Company may engage in cash flow and fair value hedge transactions to modify the interest rate exposure and not to modify the overall leverage of the debt portfolio.

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

The Company records certain actual or anticipated costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates.  The benefit obligations regulatory asset is comprised of items which are probable of future recovery that have not yet been recognized as a component of net periodic benefit cost, including net loss, prior service cost and net transition obligation.

Unbilled Revenues

The Company reads its customers’ meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers’ electricity consumption that has not been billed at the end of each month.  Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Operating Revenues on the Statements of Income based on estimates of usage and prices during the period.  At December 31, 2010, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.4 million. At December 31, 2010 and 2009, Accrued Unbilled Revenues were $56.8 million and $57.2 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date.  The allowance for uncollectible accounts receivable is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Beginning in August 2009 and going forward, there was a change in the provision calculation as a result of the Oklahoma rate case whereby the portion of the uncollectible provision related to fuel will be recovered through the fuel adjustment clause.  At December 31, 2010, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.2 million.  The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in Other Operation and Maintenance Expense on the Statements of Income.  The allowance for uncollectible accounts receivable was $1.6 million and $1.7 million at December 31, 2010 and 2009, respectively.

Accounting Pronouncement

See Notes to Financial Statements for a discussion of an accounting pronouncement that is applicable to the Company.

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.  See Note 12 of Notes to Financial Statements and Item 3 of Part I in this Form 10-K for a discussion of the Company’s commitments and contingencies.

Environmental Laws and Regulations

The activities of the Company are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact the Company’s business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.

Environmental regulation can increase the cost of planning, design, initial installation and operation of the Company’s facilities.  Historically, the Company’s total expenditures for environmental control facilities and for remediation have not been significant in relation to its financial position or results of operations.  The Company believes, however, that it is reasonably likely that the trend in environmental legislation and regulations will continue towards more restrictive standards.  Compliance with these standards is expected to increase the cost of conducting business.

Of the Company’s capital expenditures budgeted for 2011 and 2012, $7.1 million and $4.9 million, respectively, are to comply with environmental laws and regulations.  The Company’s management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards.  It is estimated that the Company’s total expenditures for capital, operating, maintenance and other costs associated with environmental quality will be $28.8 million during 2011 as compared to $22.8 million in 2010.  Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

Air

Federal Clean Air Act Overview

The Company’s operations are subject to the Federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that the Company obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. The Company likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

Hazardous Air Pollutants Emission Standards

On March 15, 2005, the EPA issued the Clean Air Mercury Rule to limit mercury emissions from coal-fired boilers.  On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit Court vacated the rule.  In January 2010, the EPA issued an information collection request to survey power plant operators about their emissions of mercury and other hazardous air pollutants.  The EPA has announced plans to promulgate new hazardous air pollutants emission limitations for coal-fired and oil-fired power plants by November 2011.  Any costs associated with future regulation of mercury or other hazardous air pollutants are uncertain at this time.

On March 5, 2009, the EPA initiated rulemaking concerning new hazardous air pollutant emission standards for existing reciprocating internal combustion engines.  On March 3, 2010, the EPA published final rules on a portion of its original proposed rule and established hazardous air pollutant emission standards for three types of compression ignition reciprocating internal combustion engines. These amendments were effective May 3, 2010.  The remaining provisions of the proposed rule were effective October 19, 2010.  The current compliance deadline is three years from their respective effective dates.  These regulatory actions are expected to have a significant impact on the Company; however, the precise costs the Company will incur to comply with these remaining proposed regulations, including the testing and modification of the spark engines, are uncertain at this time.

Regional Haze Control Measures

On June 15, 2005, the EPA issued final amendments to its 1999 regional haze rule.  These regulations are intended to protect visibility in certain national parks and wilderness areas throughout the United States.  In Oklahoma, the Wichita Mountains are the only area covered under the regulation.  However, Oklahoma’s impact on parks in other states must also be evaluated.  Sulfates and nitrate aerosols can lead to the degradation of visibility.

As required by the Federal regional haze rule, the State of Oklahoma evaluated the installation of BART to reduce emissions that cause or contribute to regional haze from certain sources within the state that were built between 1962 and 1977.  Certain of the Company’s units at the Horseshoe Lake, Seminole, Muskogee and Sooner generating stations were evaluated for BART.  On February 18, 2010, Oklahoma submitted its SIP to the EPA, which set forth the state’s plan for compliance with the Federal regional haze rule.  The SIP is subject to the EPA’s review and approval.  If the EPA does not approve Oklahoma’s SIP, the EPA can issue a Federal implementation plan.

The Oklahoma SIP included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas.  The SIP also included requirements for reducing emissions of NOX and SO2 from the Company’s seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations.  The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners (overfire air and flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.  The Company preliminarily estimates that the total cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be between $70 million and $130 million.

With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and the Company that established BART for SO2 control at four coal-fired units located at the Company’s Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits).  The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.  An alternative obligation was also included in the agreement that would apply in the event that the EPA does not approve Oklahoma’s SIP.  Under the alternative obligation, the Company would have two options for reducing SO2 emission rates from subject units.  First, the Company could choose to meet the SO2 emissions limits associated with Dry Scrubbers by January 1, 2018.  Second, the Company could implement a fuel switching alternative whereby the Company would have to achieve a combined annual SO2 emission limit by December 31, 2026 that is equivalent to: (i) the SO2 emission limits associated with installing and operating Dry Scrubbers on two of the BART-eligible coal-fired units and (ii) being at or below the SO2 emissions that would result from switching the other two coal-fired units to natural gas.  If the EPA approves Oklahoma’s SIP, implementation of the BART requirements set forth in the SIP would be required within five years of approval.

The prospect for the EPA approval of Oklahoma’s SIP are uncertain.  The EPA is expected to propose its action during the first quarter of 2011.  The EPA has indicated that it may issue a Federal implementation plan requiring that the Company install and operate Dry Scrubbers to control SO2 emissions from the four coal-fired generating units at the Company’s Muskogee and Sooner generating stations.  The Company estimates that installing Dry Scrubbers on these units would cost the Company more than $1.0 billion.  The EPA’s proposal will be subject to the normal administrative process that includes public notice and comment and the availability of judicial review.

Until the EPA takes final action on the Oklahoma SIP, the total cost of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty.  The Company expects that any necessary expenditures for the installation of emission control equipment will qualify as part of a pre-approval plan to handle state and federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company’s retail customers under House Bill 1910, which was enacted into law in May 2005.

Acid Rain and Sulfur Dioxide Air Quality Standards

The Federal Clean Air Act includes an acid rain program to reduce SO2 emissions.  Reductions were obtained through a program of emission (release) allowances issued by the EPA to power plants covered by the acid rain program.  Each allowance permits one ton of SO2 to be released from the chimney.  Plants may only release as much SO2 as they have allowances. Allowances may be banked and traded or sold nationwide.  Beginning in 2000, the Company became subject to more stringent SO2 emission requirements in Phase II of the acid rain program.  These lower limits had no significant financial impact due to the Company’s earlier decision to burn low sulfur coal.  In 2010, the Company’s SO2 emissions were below the allowable limits.

On June 2, 2010, the EPA released its final rule strengthening its NAAQS for SO2.  The final rule revokes the existing 24-hour and annual standards and establishes a new lower one-hour standard at a level of 75 parts per billion. The EPA intends to complete attainment designations within two years of promulgation of the revised SO2 standard, which is expected by June 2012. States with areas designated nonattainment in 2012 would need to submit a SIP to the EPA by early 2014 outlining actions that those states will take to meet the EPA’s revised standards on or before August 2017.  The Company will continue to monitor the EPA’s attainment designation activities.

Nitrogen Oxides Air Quality Standards

On January 25, 2010, the EPA released a rule strengthening the NAAQS for oxides of nitrogen as measured by nitrogen dioxide which is effective March 26, 2011.  The rule establishes a new one-hour standard and monitoring requirements, as well as an approach for implementing the new standard.  Oklahoma is currently in attainment with the new standard and it is anticipated that Oklahoma will be designated “unclassifiable” in 2012 because the new monitoring requirements will not yet be fully implemented. After the new monitoring network is deployed and has collected three years of air quality data, the EPA will re-designate areas in 2016 or 2017 based on the new data.  It is currently anticipated that Oklahoma will be designated “attainment” at that time.

With respect to the NOX regulations of the acid rain program, the Company committed to meeting a 0.45 lbs/MMBtu NOX emission level in 1997 on all coal-fired boilers.  As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008.  The regulations required that the Company achieve a NOX emission level of 0.40 lbs/MMBtu for these boilers which began in 2008.  The Company’s average NOX emissions from its coal-fired boilers for 2010 were 0.336 lbs/MMBtu.

Particulate Matter Air Quality Standards

On September 21, 2006, the EPA lowered the 24-hour fine particulate NAAQS while retaining the annual NAAQS at its existing level and promulgated a new standard for inhalable coarse particulates.  Based on past monitoring data, it appears that Oklahoma may be able to remain in attainment with these standards.  However if parts of Oklahoma do become “non-attainment”, reductions in emissions from the Company’s coal-fired boilers could be required which may result in significant capital and operating expenditures.

Ozone Air Quality Standards

Currently, the EPA has designated Oklahoma “in attainment” with the NAAQS for ozone of 0.08 parts per million.  In March 2008, the EPA lowered the ambient primary and secondary standards to 0.075 parts per million.  Oklahoma had until March 2009 to designate any areas of non-attainment within the state, based on ozone levels in 2006 through 2008. Before the designations were complete, the EPA announced that it would reconsider the 2008 national primary and secondary ozone standards to ensure they are scientifically sound and protective of human health. The EPA also proposed to keep the 2008 standards unchanged for the purpose of attainment and non-attainment area designations and extended the deadline for promulgating initial area designations for the NAAQS to March 12, 2011.

On January 7, 2010, the EPA announced a proposal to set the “primary” standard for ozone at a level between 0.06 and 0.07 parts per million measured over eight hours. The EPA is also proposing to set a separate “secondary” standard to protect the environment, especially plants and trees.  The EPA has indicated that it expects to issue a final standard by July 2011.  In the proposed rule, the EPA set forth an accelerated schedule for implementing a revised ozone NAAQS that could impose compliance deadlines ranging from 2014 to 2031. The Company cannot predict the final outcome of this proposed revision to the ozone NAAQS or its affect on the Company’s operations.

Climate Change and Greenhouse Gas Emissions

Emissions of greenhouse gases, including carbon dioxide, sulfur hexafluoride and methane, may be contributing to warming of the Earth’s atmosphere.  There are various international agreements that restrict greenhouse gas emissions, but none of them have a binding effect on sources located in the United States. The U.S. Congress has not passed legislation to reduce emissions of greenhouse gases and the future prospects for any such legislation are uncertain. Several states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Oklahoma, Arkansas and Texas are not among them.

In the absence of Federal legislation, the EPA is taking steps to regulate greenhouse gas emissions from stationary sources using existing legal authority.  On September 22, 2009, the EPA announced the adoption of the first comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States.  The reporting requirements apply to large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain Company facilities. The rule requires the collection of data beginning on January 1, 2010 with the first annual reports due to the EPA on March 31, 2011.  For petroleum and natural gas facilities, data collection begins on January 1,

2011, with the first annual report due on March 31, 2012.  The Company already reports quarterly its carbon dioxide emissions from generating units subject to the Federal Acid Rain Program and is continuing to evaluate various options for reducing, avoiding, offsetting or sequestering its carbon dioxide emissions.

On June 3, 2010, the EPA issued a final rule that makes certain sources subject to permitting requirements for greenhouse gas emissions. The permitting requirements will become effective in 2011.  Significant new sources and existing sources undergoing significant modifications may have to install and operate “best available control technology” to control greenhouse gas emissions. Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for greenhouse gas emissions from certain new and modified electric generating units and emissions guidelines for existing units over the next two years.  Pursuant to this settlement agreement, the EPA agreed to issue proposed rules by July 2011 and final rules by May 2012.

Another impetus for addressing climate change is litigation relating to greenhouse gas emissions and pressure for greenhouse gas emission reductions from investor organizations and the international community.  In at least three Federal court cases, nuisance-type claims have been asserted against emitters of carbon dioxide, including several utility companies, alleging that such emissions contribute to global warming.  The Supreme Court has agreed to hear one of these cases.  Although the Company is not a defendant in any of these proceedings, additional litigation in Federal and state courts over these issues is possible.

The Company is continuing to evaluate various options for reducing, avoiding, offsetting or sequestering its carbon dioxide emissions.  The Company is a partner in the EPA Sulfur Hexafluoride Voluntary Reduction Program, and Enogex is a partner in the EPA Natural Gas STAR Program, a voluntary program to reduce methane emissions.

If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of carbon dioxide and other greenhouse gases on facilities to address climate change, this could result in significant additional compliance costs that would affect the Company’s future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Interstate Transport

On April 25, 2005, the EPA published a finding that all 50 states failed to submit the interstate pollution transport plans required by the Federal Clean Air Act as a result of the adoption of the revised ambient ozone and fine particle NAAQS.  Oklahoma submitted a demonstration to the EPA that the state does not affect air quality in downwind states.  Air quality modeling conducted by the EPA indicated that the state’s demonstration was not sufficient for NOX emissions.  On July 6, 2010, the EPA proposed a rule that would require thirty one states and the District of Columbia to reduce power plant emissions that contribute to ozone and fine particulate pollution in neighboring states.  Pursuant to this proposed rule, Oklahoma is required to reduce NOX emissions from sources within the state during ozone season (May through September).  The EPA is currently considering alternative approaches for achieving the reductions set forth in the proposed rule, including methods on how to allocate emissions allowances.  The Company commented on the proposed rule and is monitoring its status. Until final rules are issued, the impact of these proposals on the Company cannot be determined.

Endangered Species

Certain federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which the Company conducts operations, or if additional species in those areas, such as the lesser prairie chicken, become subject to protection, the Company’s operations and development projects, particularly transmission projects or wind projects, could be restricted or delayed, or the Company could be required to implement expensive mitigation measures.

For additional information regarding contingencies relating to environmental laws and regulations, see Note 12 of Notes to Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risks are, in most cases, risks that are actively traded in a marketplace and have been well studied in regards to quantification.  Market risks include, but are not limited to, changes in interest rates and commodity prices.  The Company’s exposure to changes in interest rates relates primarily to short-term variable-rate debt and commercial paper. The Company is exposed to commodity prices in its operations.

Risk Committee and Oversight

Management monitors market risks using a risk committee structure.  OGE Energy’s Risk Oversight Committee, which consists primarily of corporate officers, is responsible for the overall development, implementation and enforcement of strategies and policies for all market risk management activities of the Company.  This committee’s emphasis is a holistic perspective of risk measurement and policies targeting the Company’s overall financial performance.  The Risk Oversight Committee is authorized by, and reports quarterly to, the Audit Committee of OGE Energy’s Board of Directors.

OGE Energy also has a Corporate Risk Management Department led by OGE Energy’s Chief Risk Officer.  This group, in conjunction with the aforementioned committees, is responsible for establishing and enforcing the Company’s risk policies.

Risk Policies

Management utilizes risk policies to control the amount of market risk exposure.  These policies are designed to provide the Audit Committee of OGE Energy’s Board of Directors and senior executives of the Company with confidence that the risks taken on by the Company’s business activities are in accordance with their expectations for financial returns and that the approved policies and controls related to market risk management are being followed.  Some of the measures in these policies include value-at-risk limits, position limits, tenor limits and stop loss limits.

Interest Rate Risk

The Company’s exposure to changes in interest rates primarily relates to short-term variable-rate debt and commercial paper.  The Company manages its interest rate exposure by monitoring and limiting the effects of market changes in interest rates.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.  Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

The fair value of the Company’s long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities.  The following table shows the Company’s long-term debt maturities and the weighted-average interest rates by maturity date.  There are no maturities of the Company’s long-term debt during the next five years.

Year ended December 31	After	12/31/10
(Dollars in millions)	2015	Total	Fair Value
Fixed-rate debt (A)
Principal amount	$1,660.0	$1,660.0	$1,831.5
Weighted-average
interest rate	6.51%	6.51%	---
Variable-rate debt (B)
Principal amount	$135.4	$135.4	$135.4
Weighted-average
interest rate	0.49%	0.49%	---
(A)  Prior to or when these debt obligations mature, the Company may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.
(B)  A hypothetical change of 100 basis points in the underlying variable interest rate incurred by the Company would change interest expense by $1.4 million annually.

Commodity Price Risk

The Company occasionally uses commodity price swap contracts to manage the Company’s commodity price risk exposures.  Natural gas swaps are used to manage the Company’s natural gas exposure associated with a wholesale generation sales contract as discussed in Note 5 of Notes to Financial Statements.

Item 8.  Financial Statements and Supplementary Data.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME

Year ended December 31 (In millions)	2010	2009	2008
OPERATING REVENUES	$2,109.9	$1,751.2	$1,959.5

COST OF GOODS SOLD (exclusive of depreciation and amortization
shown below)	1,000.2	796.3	1,114.9
Gross margin on revenues	1,109.7	954.9	844.6

OPERATING EXPENSES
Other operation and maintenance	418.1	348.0	351.6
Depreciation and amortization	208.7	187.7	155.0
Taxes other than income	69.2	65.1	59.7
Total operating expenses	696.0	600.8	566.3

OPERATING INCOME	413.7	354.1	278.3

OTHER INCOME (EXPENSE)
Interest income	0.1	1.1	4.4
Allowance for equity funds used during construction	11.4	15.1	---
Other income	6.5	20.4	3.6
Other expense	(1.6)	(6.7)	(11.8)
Net other income (expense)	16.4	29.9	(3.8)

INTEREST EXPENSE
Interest on long-term debt	104.7	96.5	67.3
Allowance for borrowed funds used during construction	(5.5)	(8.3)	(4.0)
Interest on short-term debt and other interest charges	4.2	5.4	15.8
Interest expense	103.4	93.6	79.1

INCOME BEFORE TAXES	326.7	290.4	195.4

INCOME TAX EXPENSE	111.0	90.0	52.4

NET INCOME	$215.7	$200.4	$143.0

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2010		2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$215.7		$200.4	$143.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization		208.7		187.7	155.0
Deferred income taxes and investment tax credits, net		118.8		202.8	87.2
Allowance for equity funds used during construction		(11.4)		(15.1)	---
Write-down of regulatory assets		---		---	9.2
Price risk management liabilities		---		0.7	(1.7)
Regulatory assets		24.1		20.2	13.0
Regulatory liabilities		(12.4)		(17.5)	(21.9)
Other assets		4.8		2.4	(11.4)
Other liabilities		(55.8)		(55.3)	(8.1)
Change in certain current assets and liabilities
Accounts receivable, net		3.6		26.3	(37.3)
Accrued unbilled revenues		0.4		(10.2)	(1.3)
Fuel, materials and supplies inventories		(37.5)		(50.5)	(19.8)
Gas imbalance assets		---		0.5	(0.5)
Fuel clause under recoveries		(0.7)		23.7	3.3
Other current assets		(5.2)		(4.8)	(2.3)
Accounts payable		41.4		(2.4)	(59.3)
Accounts payable - affiliates		(0.2)		(1.8)	(4.1)
Income taxes payable - affiliates		106.6		(112.1)	(64.2)
Fuel clause over recoveries		(157.6)		178.9	4.4
Other current liabilities		22.4		6.3	23.2
Net Cash Provided from Operating Activities		465.7		580.2	206.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during
construction)		(603.4)		(600.5)	(840.1)
Proceeds from sale of assets		1.3		1.0	0.5
Net Cash Used in Investing Activities		(602.1)		(599.5)	(839.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt		246.2		0.1	743.0
Decrease in short-term debt		---		(31.5)	(267.0)
Capital contribution from OGE Energy		---		---	293.0
Retirement of long-term debt		---		---	(50.1)
Changes in advances with parent		(49.6)		---	---
Dividends paid on common stock		(60.2)		---	(35.0)
Net Cash Provided from (Used in) Financing Activities		136.4		(31.4)	683.9
NET CHANGE IN CASH AND CASH EQUIVALENTS		---		(50.7)	50.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		---		50.7	---
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$	---	$	---	$50.7

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2010	2009

ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.6 and $1.7, respectively	$142.3	$145.9
Accrued unbilled revenues	56.8	57.2
Advances to parent	68.9	125.9
Fuel inventories	134.9	101.0
Materials and supplies, at average cost	77.1	73.5
Gas imbalances	0.1	0.1
Deferred income taxes	10.7	23.8
Fuel clause under recoveries	1.0	0.3
Other	20.4	16.1
Total current assets	512.2	543.8

OTHER PROPERTY AND INVESTMENTS, at cost	2.9	2.9

PROPERTY, PLANT AND EQUIPMENT
In service	7,043.6	6,623.7
Construction work in progress	328.1	259.9
Total property, plant and equipment	7,371.7	6,883.6
Less accumulated depreciation	2,494.4	2,416.0
Net property, plant and equipment	4,877.3	4,467.6

DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	489.4	448.9
Other	16.3	14.9
Total deferred charges and other assets	505.7	463.8

TOTAL ASSETS	$5,898.1	$5,478.1

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2010	2009

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$4.4	$4.6
Accounts payable - other	144.1	137.2
Customer deposits	63.2	60.1
Accrued taxes	31.2	29.1
Accrued interest	41.6	40.4
Accrued compensation	22.2	26.3
Price risk management	1.3	---
Fuel clause over recoveries	29.9	187.5
Other	40.3	20.2
Total current liabilities	378.2	505.4

LONG-TERM DEBT	1,790.4	1,541.8

DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	259.8	261.0
Deferred income taxes	1,055.3	931.2
Deferred investment tax credits	9.4	13.1
Regulatory liabilities	193.1	168.2
Price risk management	2.2	0.7
Other	31.6	32.4
Total deferred credits and other liabilities	1,551.4	1,406.6

Total liabilities	3,720.0	3,453.8

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDER’S EQUITY
Common stockholder’s equity	958.4	958.4
Retained earnings	1,221.8	1,066.3
Accumulated other comprehensive loss, net of tax	(2.1)	(0.4)
Total stockholder’s equity	2,178.1	2,024.3

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,898.1	$5,478.1

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2010	2009

STOCKHOLDER’S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares;
and outstanding 40.4 and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		857.5	857.5
Retained earnings		1,221.8	1,066.3
Accumulated other comprehensive loss, net of tax		(2.1)	(0.4)
Total stockholder’s equity		2,178.1	2,024.3

LONG-TERM DEBT
SERIES	DATE DUE

Senior Notes
5.15%	Senior Notes, Series Due January 15, 2016	110.0	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
6.50%	Senior Notes, Series Due August 1, 2034	140.0	140.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	---
Other Bonds
0.30% - 0.50%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.35% - 0.52%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.33% - 0.55%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0

Unamortized discount		(5.0)	(3.6)
Total long-term debt		1,790.4	1,541.8

Total Capitalization		$3,968.5	$3,566.1

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

		Premium		Accumulated
		on		Other
	Common	Common	Retained	Comprehensive
(In millions)	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2007	$100.9	$564.5	$757.9	$ ---	$1,423.3
Comprehensive income
Net income	---	---	143.0	---	143.0
Comprehensive income	---	---	143.0	---	143.0
Dividends declared on common stock	---	---	(35.0)	---	(35.0)
Capital contribution from OGE Energy	---	293.0	---	---	293.0
Balance at December 31, 2008	$100.9	$857.5	$865.9	$ ---	$1,824.3
Comprehensive income
Net income	---	---	200.4	---	200.4
Other comprehensive loss, net of tax	---	---	---	(0.4)	(0.4)
Comprehensive income (loss)	---	---	200.4	(0.4)	200.0
Balance at December 31, 2009	$100.9	$857.5	$1,066.3	$(0.4)	$2,024.3
Comprehensive income (loss)
Net income	---	---	215.7	---	215.7
Other comprehensive loss, net of tax	---	---	---	(1.7)	(1.7)
Comprehensive income (loss)	---	---	215.7	(1.7)	214.0
Dividends declared on common stock	---	---	(60.2)	---	(60.2)
Balance at December 31, 2010	$100.9	$857.5	$1,221.8	$(2.1)	$2,178.1

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	2010	2009	2008

Net income	$215.7	$200.4	$143.0
Other comprehensive loss, net of tax
Deferred commodity contracts hedging losses, net of tax of ($1.3) million, ($0.3) million and $0 million, respectively	(1.7)	(0.4)	---
Other comprehensive loss, net of tax	(1.7)	(0.4)	---
Total comprehensive income	$214.0	$200.0	$143.0

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

1.           Summary of Significant Accounting Policies

Organization

The Company generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas.  The Company’s operations are subject to regulation by the OCC, the APSC and the FERC. The Company is a wholly-owned subsidiary of OGE Energy which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.  The Company was incorporated in 1902 under the laws of the Oklahoma Territory.  The Company is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area.  The Company sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business.

Basis of Presentation

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at December 31, 2010 and 2009, the results of its operations and the results of its cash flows for the years ended December 31, 2010, 2009 and 2008, have been included and are of a normal recurring nature except as otherwise disclosed.

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

The following table is a summary of the Company’s regulatory assets and liabilities at:

December 31 (In millions)	2010	2009
Regulatory Assets
Current
Fuel clause under recoveries	$1.0	$0.3
Miscellaneous (A)	4.9	2.2
Total Current Regulatory Assets	$5.9	$2.5
Non-Current
Benefit obligations regulatory asset	$365.5	$357.8
Income taxes recoverable from customers, net	43.3	19.1
Deferred storm expenses	28.6	28.0
Unamortized loss on reacquired debt	15.3	16.5
Smart Grid	14.2	---
Deferred pension plan expenses	13.5	18.1
Red Rock deferred expenses	7.2	7.7
Miscellaneous	1.8	1.7
Total Non-Current Regulatory Assets	$489.4	$448.9
Regulatory Liabilities
Current
Fuel clause over recoveries	$29.9	$187.5
Miscellaneous (B)	20.9	7.3
Total Current Regulatory Liabilities	$50.8	$194.8
Non-Current
Accrued removal obligations, net	$184.9	$168.2
Deferred pension plan expenses	8.2	---
Total Non-Current Regulatory Liabilities	$193.1	$168.2
(A)  Included in Other Current Assets on the Balance Sheets.
(B)  Included in Other Current Liabilities on the Balance Sheets.

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

The benefit obligations regulatory asset is comprised of items which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss, prior service cost and net transition obligation.  For companies not subject to accounting principles for certain types of rate-regulated activities, these charges were required to be included in Accumulated Other Comprehensive Income.  However, for companies subject to accounting principles for certain types of rate-regulated activities, these charges were allowed to be recorded as a regulatory asset if: (i) the utility had historically recovered and currently recovers pension and postretirement benefit plan expense in its electric rates and (ii) there was no negative evidence that the existing regulatory treatment will change.  The Company met both criteria and, therefore, recorded the net loss, prior service cost and net transition obligation as a regulatory asset as these expenses are probable of future recovery.  If, in the future, the regulatory bodies indicate a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the benefit obligations regulatory asset balance to be reclassified to Accumulated Other Comprehensive Income.

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2010	2009
Defined benefit pension plan and restoration of retirement income plan:
Net loss	$215.0	$222.8
Prior service cost	9.7	12.5
Defined benefit postretirement plans:
Net loss	135.7	114.9
Net transition obligation	5.1	7.6
Total	$365.5	$357.8

The following amounts in the benefit obligations regulatory asset at December 31, 2010 are expected to be recognized as components of net periodic benefit cost in 2011:

(In millions)
Defined benefit pension plan and restoration of retirement income plan:
Net loss	$14.5
Prior service cost	2.7
Defined benefit postretirement plans:
Net loss	14.4
Prior service cost	(13.7)
Net transition obligation	2.5
Total	$20.4

Income taxes recoverable from customers, which represents income tax benefits previously used to reduce the Company’s revenues, are treated as regulatory assets and liabilities and are being amortized over the estimated remaining life of the assets to which they relate.  These amounts are being recovered in rates as the temporary differences that generated the income tax benefit turn around.  The income tax related regulatory assets and liabilities are netted in Income Taxes Recoverable from Customers, Net in the regulatory assets and liabilities table above.

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

In accordance with the OCC order received by the Company in July 2010 related to its Smart Grid project, the Company was allowed to establish the following regulatory assets:

•
Recovery of the Smart Grid project cost shall be capped at $366.4 million, inclusive of the DOE grant award amount. The Smart Grid project cost includes the cost of system-wide deployment of smart grid technology, including implementing the Norman, Oklahoma smart grid pilot program previously authorized by the OCC. Under the terms of the settlement, the Smart Grid project cost would be deemed to represent an investment that is fair, just and reasonable and in the public interest and to be prudent and will be recognized in the Company’s 2013 general rate case;

•
Beginning January 1, 2011, the Company shall make available the smart grid web portal to all customers having a smart meter. The Company shall expend funds to educate customers regarding the best use of the information available on the portal. In addition, the Company shall make available to all customers who do not have internet access the opportunity to receive a monthly home energy report. This report shall be made available, free of charge, to customers eligible for the Company’s Low Income Home Energy Assistance Program and/or Senior Citizen program who are without internet service. The incremental costs for web portal access, education and the providing of home energy reports free of charge are to be accumulated as a regulatory asset in an amount up to $6.9 million and recovered in base rates beginning in 2014; and

•	The stranded costs associated with the Company’s existing meters which are being replaced by smart meters will be accumulated in a regulatory asset and recovered in base rates beginning in 2014.

In accordance with the OCC order received by the Company in December 2005 in its Oklahoma rate case, the Company was allowed to recover a certain amount of pension plan expenses.  These deferred amounts have been recorded as a regulatory asset as the Company received an order in July 2009 allowing it to begin recovery of $16.8 million of these costs over a four-year period.  In accordance with the APSC order received by the Company in May 2009 in its Arkansas rate case, the Company was allowed recovery of its 2006 and 2007 pension settlement costs.  During the second quarter of 2009, the Company reduced its pension expense and recorded a regulatory asset for $3.2 million, which is being amortized over a 10-year period, as allowed in the Arkansas rate order.  Both the Oklahoma and Arkansas pension plan expenses are reflected in Deferred Pension Plan Expenses asset in the regulatory assets and liabilities table above.  Also, in accordance with the OCC order received by the Company in August 2009 in its Oklahoma rate case, the Company was allowed to recover a certain amount of pension plan expenses. At December 31, 2010, the Company had $8.1 million of expenses under this level, which have been recorded as Deferred Pension Plan Expenses liability in the regulatory assets and liabilities table above.

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

Use of Estimates

In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on the Company’s Financial Statements.  However, the Company believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Company that could result if actual results vary from the assumptions and estimates.  In management’s opinion, the areas of the Company where the most significant judgment is exercised are in the valuation of pension plan assumptions, contingency reserves, AROs, fair value and cash flow hedges, regulatory assets and liabilities, unbilled revenues and the allowance for uncollectible accounts receivable.

Cash and Cash Equivalents

For purposes of the Financial Statements, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for the Company is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Beginning in August 2009 and going forward, there was a change in the provision calculation as a result of the Oklahoma rate case whereby the portion of the uncollectible provision related to fuel is being recovered through the fuel adjustment clause.  The allowance for uncollectible accounts receivable was $1.6 million and $1.7 million at December 31, 2010 and 2009, respectively.

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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  The Company uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $134.9 million and $101.0 million at December 31, 2010 and 2009, respectively.

Property, Plant and Equipment

All property, plant and equipment is recorded at cost.  Newly constructed plant is added to plant balances at cost which includes contracted services, direct labor, materials, overhead, transportation costs and the AFUDC.  Replacements of units of property are capitalized as plant.  For assets that belong to a common plant account, the replaced plant is removed from plant balances and the cost of such property is charged to Accumulated Depreciation.  For assets that do not belong to a common plant account, the replaced plant is removed from plant balances with the related accumulated depreciation and the remaining balance is recorded as a loss in the Statements of Income as Other Expense.  Repair and replacement of minor items of property are included in the Statements of Income as Other Operation and Maintenance Expense.

The table below presents the Company’s ownership interest in the jointly-owned McClain Plant and the jointly-owned Redbud Plant, and, as disclosed below, only the Company’s ownership interest is reflected in the property, plant and equipment and accumulated depreciation balances in these tables.  The owners of the remaining interests in the McClain Plant and the Redbud Plant are responsible for providing their own financing of capital expenditures.  Also, only the Company’s proportionate interests of any direct expenses of the McClain Plant and the Redbud Plant such as fuel, maintenance expense and other operating expenses are included in the applicable financial statement captions in the Statement of Income.

		Total Property,				Net Property,
	Percentage	Plant and		Accumulated		Plant and
December 31, 2010 (In millions)	Ownership	Equipment		Depreciation		Equipment
McClain Plant	77	$194.3		$61.9		$132.4
Redbud Plant	51	$523.1	(A)	$93.5	(B)	$429.6
(A) This amount includes a plant acquisition adjustment of $148.3 million.
(B) This amount includes accumulated amortization of the plant acquisition adjustment of $12.6 million.

The Company’s property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

	Total Property,		Net Property,
	Plant and	Accumulated	Plant and
December 31, 2010 (In millions)	Equipment	Depreciation	Equipment
Distribution assets	$2,833.4	$897.4	$1,936.0
Electric generation assets	3,047.1	1,164.6	1,882.5
Transmission assets	1,221.3	325.6	895.7
Intangible plant	26.5	20.7	5.8
Other property and equipment	243.4	86.1	157.3
Total property, plant and equipment	$7,371.7	$2,494.4	$4,877.3

	Total Property,		Net Property,
	Plant and	Accumulated	Plant and
December 31, 2009 (In millions)	Equipment	Depreciation	Equipment
Distribution assets	$2,676.2	$861.1	$1,815.1
Electric generation assets	2,878.2	1,141.5	1,736.7
Transmission assets	1,071.6	310.1	761.5
Intangible plant	29.7	22.6	7.1
Other property and equipment	227.9	80.7	147.2
Total property, plant and equipment	$6,883.6	$2,416.0	$4,467.6

Depreciation and Amortization

The provision for depreciation, which was 3.0 percent and 2.9 percent, respectively, of the average depreciable utility plant for 2010 and 2009, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method.  In 2011, the provision for depreciation is projected to be 3.0 percent of the average depreciable utility plant.  Amortization of intangibles is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2010, 57.3 percent will be amortized over three years with 42.7 percent of the remaining amortizable intangible plant balance at December 31, 2010 being amortized over their respective lives ranging from four to 25 years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which are being amortized over a 27-year life and $3.1 million for certain substation facilities in the Company’s service territory, which are being amortized over a 26 to 59-year period.

Asset Retirement Obligations

The Company has previously recorded AROs that are being amortized over their respective lives ranging from 20 to 99 years.  The Company also has certain AROs that have not been recorded because the Company determined that these assets, primarily related to the Company’s power plant sites, have indefinite lives.

Allowance for Funds Used During Construction

AFUDC is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  AFUDC, a non-cash item, is reflected as a credit in the Statements of Income and as a charge to Construction Work in Progress in the Balance Sheets.  AFUDC rates, compounded semi-annually, were 8.89 percent, 7.99 percent and 3.58 percent for the years 2010, 2009 and 2008, respectively.  The increase in the AFUDC rates in 2010 was primarily due to the lack of short-term borrowings in conjunction with a high level of capital spending.

Collection of Sales Tax

In the course of its operations, the Company collects sales tax from its customers.  The Company records a current liability for sales taxes when it bills its customers and eliminates this liability when the taxes are remitted to the appropriate governmental authorities.  The Company excludes the sales tax collected from its operating revenues.

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

SPP Purchases and Sales

The Company participates in the SPP energy imbalance service market in a dual role as a load serving entity and as a generation owner.  The energy imbalance service market requires cash settlements for over or under schedules of generation and load. Market participants, including the Company, are required to submit resource plans and can submit offer curves for each resource available for dispatch.  A function of interchange accounting is to match participants’ MWH entitlements (generation plus scheduled bilateral purchases) against their MWH obligations (load plus scheduled bilateral sales) during every hour of every day. If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the SPP at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase from the SPP at the respective market price for that hour. The SPP purchases and sales are not allocated to individual customers.  The Company records the hourly sales to the SPP at market rates in Operating Revenues and the hourly purchases from the SPP at market rates in Cost of Goods Sold in its Financial Statements.

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

Accumulated Other Comprehensive Loss

The balance of Accumulated Other Comprehensive Loss was $2.1 million and $0.4 million at December 31, 2010 and 2009, respectively, related to deferred commodity contracts hedging activity.

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where the Company has been designated as one of several potentially responsible parties, the amount accrued represents the Company’s estimated share of the cost.  The Company has less than $0.1 million in accrued environmental liabilities at both December 31, 2010 and 2009.

Related Party Transactions

OGE Energy charged operating costs to the Company of $106.9 million, $92.6 million and $87.4 million in 2010, 2009 and 2008, respectively.  OGE Energy charges operating costs to its subsidiaries based on several factors.  Operating costs directly related to specific subsidiaries are assigned to those subsidiaries.  Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, either as overhead based primarily on labor costs or using the “Distrigas” method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

In 2010, 2009 and 2008, the Company recorded an expense from its affiliate, Enogex, of $34.8 million, $34.8 million and $34.8 million, respectively, for transporting gas to the Company’s natural gas-fired generating facilities.  In 2010, 2009 and 2008, the Company recorded an expense from Enogex of $12.7 million, $12.7 million and $12.8 million, respectively, for natural gas storage services.  In 2010, 2009 and 2008, the Company also recorded natural gas purchases from Enogex, through its subsidiary, OER, of $50.3 million, $38.5 million and $79.6 million, respectively.  There are $4.3 million and $4.7 million of natural gas purchases recorded at December 31, 2010 and 2009, respectively, which are included in Accounts Payable – Affiliates in the Balance Sheets for these activities.

On July 1, 2009, the Company, Enogex and OER entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at the Company resulting from the cost of generation associated with a wholesale power sales contract with the OMPA.  Enogex sold physical natural gas to OER, and the Company entered into an offsetting natural gas swap with OER.  These transactions are for 50,000 MMBtu per month from August 2009 to December 2013 (see Note 5 for a further discussion).

In 2010, the Company recorded interest income of $0.1 million for advances made to OGE Energy from the Company.  In 2009 and 2008, the Company recorded interest income of less than $0.1 million for advances made to OGE Energy from the Company.

In 2010, 2009 and 2008, the Company recorded interest expense of less than $0.1 million, $0.1 million and $2.1 million, respectively, for advances made by OGE Energy to the Company.  The interest rate charged on advances to the Company from OGE Energy approximates OGE Energy’s commercial paper rate.

In 2010 and 2008, the Company declared dividends of $60.2 million and $35.0 million, respectively, to OGE Energy. In 2009, the Company declared no dividends to OGE Energy.

On September 25, 2008, OGE Energy made a capital contribution to the Company for $293.0 million.

Reclassifications

Certain prior year amounts have been reclassified on the Statements of Income, Statement of Cash Flows and Balance Sheet to conform to the 2010 presentation primarily related to the presentation of regulatory assets and liabilities.

2.           Accounting Pronouncement and Developments

In January 2010, the Financial Accounting Standards Board issued “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements,” which required new disclosures and clarified existing disclosure requirements about fair value measurement as set forth in previously issued accounting guidance in this area. The Company adopted the relevant provisions of this new standard effective January 1, 2010 and included the required disclosures beginning in the Company’s Form 10-Q for the quarter ended March 31, 2010.  The new standard also required additional disclosures related to presenting separate information about purchases, sales, issuances and settlements (on a gross basis) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  These additional disclosures were effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted these additional provisions effective January 1, 2011 and will include the required disclosures beginning with the Company’s Form 10-Q for the quarter ended March 31, 2011.

In 2004, the Company adopted a standard costing model utilizing a fully loaded activity rate (including payroll, benefits, other employee related costs and overhead costs) to be applied to projects eligible for capitalization or deferral.  In March 2008, the Company determined that the application of the fully loaded activity rates had unintentionally resulted in the over-capitalization of immaterial amounts of certain payroll, benefits, other employee related costs and overhead costs in prior years.  To correct this issue, in March 2008, the Company recorded a pre-tax charge of $9.5 million ($5.8 million after tax) as an increase in Other Operation and Maintenance Expense in the Condensed Statements of Operations for the three months ended March 31, 2008 and a corresponding $8.6 million decrease in Construction Work in Progress and $0.9 million decrease in Other Deferred Charges and Other Assets related to the regulatory asset associated with storm costs in the Condensed Balance Sheets as of March 31, 2008.

3.           Fair Value Measurements

The classification of the Company’s fair value measurements requires judgment regarding the degree to which market data are observable or corroborated by observable market data. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to quoted prices in active markets for identical unrestricted assets or liabilities (Level 1) and the lowest priority given to unobservable inputs (Level 3).  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The three levels defined in the fair value hierarchy and an example of Level 2 is as follows:

Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible at the measurement date.

Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.  Instruments classified as Level 2 include hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at the Company resulting from the cost of generation associated with a wholesale power sales contract with the OMPA.

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

The Company utilizes the market approach in determining the fair value of its derivative positions by using either the NYMEX published market prices, independent broker pricing data or broker/dealer valuations.  Over-the-counter derivatives with NYMEX based prices are considered Level 2 due to the impact of counterparty credit risk.

The impact to the fair value of derivatives due to credit risk is calculated using the probability of default based on Standard & Poor’s and/or internally generated ratings.  The fair value of derivative assets is adjusted for credit risk.  The fair value of derivative liabilities is adjusted for credit risk only if the impact is deemed material.

At December 31, 2010 and 2009, the Company had no gross derivative assets measured at fair value on a recurring basis.  At December 31, 2010 and 2009, the Company had $3.5 million and $0.7 million, respectively, of gross derivative liabilities measured at fair value on a recurring basis which are considered Level 2 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of the Company’s financial instruments, including derivative contracts related to the Company’s PRM activities, at:

	2010		2009
	Carrying	Fair	Carrying	Fair
December 31 (In millions)	Amount	Value	Amount	Value

Price Risk Management Liabilities
Energy Derivative Contracts	$3.5	$3.5	$0.7	$0.7

Long-Term Debt
Senior Notes	$1,655.0	$1,831.5	$1,406.4	$1,492.1
Industrial Authority Bonds	135.4	135.4	135.4	135.4

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

4.           Stock-Based Compensation

In 2008, OGE Energy adopted, and its shareowners approved, the 2008 Stock Incentive Plan.  Under the 2008 Stock Incentive Plan, restricted stock, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries. OGE Energy has authorized the issuance of up to 2,750,000 shares under the 2008 Stock Incentive Plan.

The following table summarizes the Company’s pre-tax compensation expense and related income tax benefit for the years ended December 31, 2010, 2009 and 2008 related to the Company’s portion of OGE Energy’s performance units and restricted stock.

December 31 (In millions)	2010	2009	2008

Performance units
Total shareholder return	$1.4	$1.1	$0.7
EPS	0.5	0.3	0.3
Total performance units	1.9	1.4	1.0
Restricted stock	0.2	0.4	0.1
Total compensation expense	$2.1	$1.8	$1.1
Income tax benefit	$0.8	$0.8	$0.4

During 2010, OGE Energy converted 105,103 performance units based on a payout ratio of 120.69 percent of the target number of performance units granted in February 2007, of which 24,868 performance units related to the Company’s portion.  These performance units were settled in OGE Energy’s common stock.

OGE Energy issues new shares to satisfy stock option exercises and payouts of earned performance units.  In 2010, 2009 and 2008, there were 230,233 shares, 324,651 shares and 875,434 shares, respectively, of new common stock issued pursuant to OGE Energy’s stock incentive plans related to exercised stock options and payouts of earned performance units, of which 53,582 shares, 57,439 shares and 38,684 shares, respectively, related to the Company’s employees.

Performance Units

Under the 2008 Stock Incentive Plan, OGE Energy has issued performance units which represent the value of one share of OGE Energy’s common stock.  The performance units provide for accelerated vesting if there is a change in control (as defined in the 2008 Stock Incentive Plan). Each performance unit is subject to forfeiture if the recipient terminates employment with OGE Energy or a subsidiary prior to the end of the award cycle (which, with the exception of one award of performance units to a new officer in 2009, is three years) for any reason other than death, disability or retirement.  In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant’s number of full months of service during the award cycle, further adjusted based on the achievement of the performance goals during the award cycle.

The performance units granted based on total shareholder return are contingently awarded and will be payable in shares of OGE Energy’s common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of an award cycle (i.e., three-year cliff vesting period, other than for one award which had a two-year cliff vesting period) is dependent on OGE Energy’s total shareholder return ranking relative to a peer group of companies.  The performance units granted based on EPS are contingently awarded and will be payable in shares of OGE Energy’s common stock based on OGE Energy’s EPS growth over an award cycle (i.e., three-year cliff vesting period, other than for one award which had a two-year cliff vesting period) compared to a target set at the time of the grant by the Compensation Committee of OGE Energy’s Board of Directors. All of the Company’s performance units are classified as equity. If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled.

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units.  Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the award cycle (typically, three years) regardless of whether performance units are awarded at the end of the award cycle. Dividends are not accrued or paid during the performance period and, therefore, are not included in the fair value calculation.  Expected price volatility is based on the historical volatility of OGE Energy’s common stock for the past three years and was simulated using the Geometric Brownian Motion process.  The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the units is based on the non-vested period since inception of the award cycle.  There are no post-vesting restrictions related to OGE Energy’s performance units based on total shareholder return.  The number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return are shown in the following table.

	2010	2009	2008
Number of units granted to Company employees	43,027	61,718	32,635
Expected dividend yield	3.9%	4.5%	3.8%
Expected price volatility	34.0%	31.0%	18.7%
Risk-free interest rate	1.42%	1.25%	2.21%
Expected life of units (in years)	2.87	2.88	2.84
Fair value of units granted	$39.43	$25.55	$33.62

A summary of the activity for OGE Energy’s performance units applicable to the Company’s employees based on total shareholder return at December 31, 2010 and changes during 2010 are shown in the following table.  Following the end of the performance period, payout of the performance units based on total shareholder return is determined by OGE Energy’s total shareholder return for such period compared to a peer group and payout requires the approval of the Compensation Committee of OGE Energy’s Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

		Stock	Aggregate
	Number	Conversion	Intrinsic
(dollars in millions)	of Units	Ratio (A)	Value
Units Outstanding at 12/31/09	117,066	1:1
Granted (B)	43,027	1:1
Converted	(19,686)	1:1	$1.0
Forfeited	(1,172)	1:1
Employee migration (C)	(10,771)	1:1
Units Outstanding at 12/31/10	128,464	1:1	$11.1
Units Fully Vested at 12/31/10	29,973	1:1	$2.7
(A)  One performance unit = one share of OGE Energy’s common stock.
(B)  Represents target number of units granted.  Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.
(C)  Due to certain employees transferring between OGE Energy and its subsidiaries.

A summary of the activity for OGE Energy’s non-vested performance units applicable to the Company’s employees based on total shareholder return at December 31, 2010 and changes during 2010 are shown in the following table:

		Weighted-Average
	Number	Grant Date
	of Units	Fair Value
Units Non-Vested at 12/31/09	97,380	$28.32
Granted (D)	43,027	$39.43
Vested	(29,973)	$33.62
Forfeited	(1,172)	$27.58
Employee migration (E)	(10,771)	$28.98
Units Non-Vested at 12/31/10 (F)	98,491	$31.53
(D)  Represents target number of units granted.  Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.
(E)  Due to certain employees transferring between OGE Energy and its subsidiaries.
(F)  Of the 98,491 performance units not vested at December 31, 2010, 84,204 performance units are assumed to vest at the end of the applicable vesting period.

At December 31, 2010, there was $1.4 million in unrecognized compensation cost related to non-vested performance units based on total shareholder return which is expected to be recognized over a weighted-average period of 1.68 years.

Performance Units – EPS

The fair value of the performance units based on EPS is based on grant date fair value which is equivalent to the price of one share of OGE Energy’s common stock on the date of grant.  The fair value of performance units based on EPS varies as the number of performance units that will vest is based on the grant date fair value of the units and the probable outcome of the performance condition.  OGE Energy reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.  As a result, the compensation expense recognized for these performance units can vary from period to period.  There are no post-vesting restrictions related to OGE Energy’s performance units based on EPS.  The number of performance units granted based on EPS and the grant date fair value are shown in the following table.

	2010	2009	2008
Number of units granted to Company employees	14,344	20,572	10,873
Fair value of units granted	$32.44	$20.02	$29.22

A summary of the activity for OGE Energy’s performance units applicable to the Company’s employees based on EPS at December 31, 2010 and changes during 2010 are shown in the following table.  Following the end of the performance period (typically, three years), payout of the performance units based on EPS growth is determined by OGE Energy’s growth in EPS for such period compared to a target set at the beginning of the period by the Compensation Committee of OGE Energy’s Board of Directors and payout requires the approval of the Compensation Committee.  Payouts, if any, are all made in common stock and are considered made when approved by the Compensation Committee.

		Stock	Aggregate
	Number	Conversion	Intrinsic
(dollars in millions)	of Units	Ratio (A)	Value
Units Outstanding at 12/31/09	38,962	1:1
Granted (B)	14,344	1:1
Converted	(6,507)	1:1	$0.1
Forfeited	(390)	1:1
Employee migration (C)	(3,591)	1:1
Units Outstanding at 12/31/10	42,818	1:1	$3.0
Units Fully Vested at 12/31/10	9,987	1:1	$0.7
(A)  One performance unit = one share of OGE Energy’s common stock.
(B)  Represents target number of units granted.  Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.
(C)  Due to certain employees transferring between OGE Energy and its subsidiaries.

A summary of the activity for OGE Energy’s non-vested performance units applicable to the Company’s employees based on EPS at December 31, 2010 and changes during 2010 are shown in the following table:

		Weighted-Average
	Number	Grant Date
	of Units	Fair Value
Units Non-Vested at 12/31/09	32,455	$23.22
Granted (D)	14,344	$32.44
Vested	(9,987)	$29.22
Forfeited	(390)	$22.33
Employee migration (E)	(3,591)	$23.75
Units Non-Vested at 12/31/10 (F)	32,831	$25.37
(D) Represents target number of units granted.  Actual number of units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.
(E)  Due to certain employees transferring between OGE Energy and its subsidiaries.
(F)  Of the 32,831 performance units not vested at December 31, 2010, 28,068 performance units are assumed to vest at the end of the applicable vesting period.

At December 31, 2010, there was $0.4 million in unrecognized compensation cost related to non-vested performance units based on EPS which is expected to be recognized over a weighted-average period of 1.69 years.

Stock Options

The Company recorded no compensation expense in 2010, 2009 or 2008 as all stock options are fully vested. A summary of the activity for OGE Energy’s stock options applicable to the Company’s employees at December 31, 2010 and changes during 2010 are shown in the following table:

			Aggregate	Weighted-Average
	Number	Weighted-Average	Intrinsic	Remaining
(dollars in millions)	of Options	Exercise Price	Value	Contractual Term
Options Outstanding at 12/31/09	41,544	$20.89
Exercised	(34,100)	$20.98	$0.6
Employee migration	6,300	$21.52
Options Outstanding at 12/31/10	13,744	$19.95	$0.4	2.34	years
Options Fully Vested and Exercisable at 12/31/10	13,744	$19.95	$0.4	2.34	years

Restricted Stock

Under the 2008 Stock Incentive Plan and in 2008, 2009 and 2010, OGE Energy issued restricted stock to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace. The restricted stock vests in one-third annual increments.  Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to OGE Energy or a subsidiary for any reason other than death, disability or retirement. These shares may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted stock was based on the closing market price of OGE Energy’s common stock on the grant date. Compensation expense for the restricted stock is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a three-year vesting period. Also, the Company treats its restricted stock as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period. Dividends are accrued and paid during the vesting period and, therefore, are included in the fair value calculation. The expected life of the restricted stock is based on the non-vested period since inception of the three-year award cycle.  There are no post-vesting restrictions related to OGE Energy’s restricted stock.  The number of shares of restricted stock granted and forfeited and the grant date fair value are shown in the following table.

	2010	2009		2008
Shares of restricted stock granted to Company employees	2,038		---	21,618
Shares of restricted stock forfeited for Company employees	546		---	---
Fair value of restricted stock granted	$44.99	$	---	$30.88

At December 31, 2010, there was $0.1 million in unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.01 years.

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

On July 1, 2009, the Company, Enogex and OER entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at the Company resulting from the cost of generation associated with a wholesale power sales contract with the OMPA.  Enogex sold physical natural gas to OER, and the Company entered into an offsetting natural gas swap with OER.  These transactions are for 50,000 MMBtu’s per month from August 2009 to December 2013.

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

Interest Rate Risk

The Company’s exposure to changes in interest rates primarily relates to short-term variable-rate debt and commercial paper.  The Company manages its interest rate exposure by monitoring and limiting the effects of market changes in interest rates.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.  Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

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

At December 31, 2010 and 2009, the Company had no derivative instruments that were designated as cash flow hedges.

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

At December 31, 2010 and 2009, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At December 31, 2010 and 2009, the Company had no material derivative instruments that were not designated as hedging instruments.

Credit-Risk Related Contingent Features in Derivative Instruments

At December 31, 2010, the Company had no derivative instruments that contain credit-risk related contingent features.

6.           Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but which did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2010	2009		2008
NON-CASH INVESTING AND FINANCING ACTIVITIES

Power plant long-term service agreement	$2.7	$	---	$3.5
Future installment payments to wind farm developer	2.3		3.9	---

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid During the Period for
Interest (net of interest capitalized of $5.5, $8.3, $4.0)	$100.2		$84.7	$67.1
Income taxes (net of income tax refunds)	(113.9)		1.8	29.3

7.           Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2010	2009	2008
Provision (Benefit) for Current Income Taxes
Federal	$(9.7)	$(109.9)	$(30.2)
State	3.7	(3.9)	(3.6)
Total Provision (Benefit) for Current Income Taxes	(6.0)	(113.8)	(33.8)
Provision for Deferred Income Taxes, net
Federal	110.1	193.1	92.1
State	4.3	3.3	(0.3)
Total Provision for Deferred Income Taxes, net	114.4	196.4	91.8
Deferred Federal Investment Tax Credits, net	(3.7)	(4.2)	(4.6)
Income Taxes Relating to Other Income and Deductions	6.3	11.6	(1.0)
Total Income Tax Expense	$111.0	$90.0	$52.4

The Company is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2007 or state and local tax examinations by tax authorities for years prior to 2002. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  The Company earns both Federal and Oklahoma state tax credits associated with the production from its wind farms as well as earning Oklahoma state tax credits associated with the Company’s investment in its electric generating facilities which further reduce the Company’s effective tax rate.  The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

Year ended December 31	2010	2009	2008
Statutory Federal tax rate	35.0%	35.0%	35.0%
Medicare Part D subsidy	2.3	(1.2)	(0.4)
State income taxes, net of Federal income tax benefit	1.6	0.2	(2.1)
Amortization of net unfunded deferred taxes	1.0	1.0	1.3
Federal investment tax credits, net	(1.1)	(1.5)	(2.4)
Federal renewable energy credit (A)	(4.7)	(2.8)	(4.6)
Other	(0.1)	0.3	---
Effective income tax rate	34.0%	31.0%	26.8%
(A)  These are credits associated with the production from the Company’s wind farms.

The Company filed a request with the IRS on December 29, 2008 for a change in its tax method of accounting related to the capitalization of repair expenditures.  The accounting method change was for income tax purposes only and would allow the Company to record a cumulative tax deduction.  For financial accounting purposes, the only change was recognition of the impact of the cash flow generated by accelerating income tax deductions.  On December 10, 2009, the Company received approval from the IRS for the change in accounting method.  In December 2009, a claim for refund was filed to carry back the 2008 tax loss resulting in a tax refund of $88.6 million, which the Company received in February 2010. The expected refund was recorded as an intercompany receivable on the Balance Sheet at December 31, 2009.

At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits related to uncertain tax positions.  The Company recognizes interest related to unrecognized tax benefits in interest expense and recognizes penalties in other expense.

The deferred tax provisions, set forth above, are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by the Company.  The components of Deferred Income Taxes at December 31, 2010 and 2009, respectively, were as follows:

December 31 (In millions)	2010	2009
Current Deferred Income Tax Assets
Accrued vacation	$4.8	$4.1
Accrued liabilities	3.2	1.0
Uncollectible accounts	0.6	0.7
Derivative instruments	0.5	---
Federal tax credits	---	17.2
Other	1.6	0.8
Total Current Deferred Income Tax Assets	$10.7	$23.8
Non-Current Deferred Income Tax Liabilities
Accelerated depreciation and other property related differences	$1,066.3	$961.3
Company pension plan	93.1	80.7
Regulatory asset	17.2	0.2
Income taxes refundable to customers, net	16.8	7.4
Bond redemption-unamortized costs	4.8	5.2
Total Non-Current Deferred Income Tax Liabilities	1,198.2	1,054.8
Non-Current Deferred Income Tax Assets
Regulatory liabilities	(43.7)	(51.1)
State tax credits	(35.5)	(28.5)
Postretirement medical and life insurance benefits	(34.2)	(35.0)
Federal tax credits	(21.5)	---
Deferred Federal investment tax credits	(3.6)	(5.1)
Derivative instruments	(0.9)	(0.3)
Other	(3.5)	(3.6)
Total Non-Current Deferred Income Tax Assets	(142.9)	(123.6)
Non-Current Deferred Income Tax Liabilities, net	$1,055.3	$931.2

The Company had a Federal tax net operating loss for 2009 primarily caused by the accelerated tax depreciation provisions contained within the ARRA.  ARRA allowed a current deduction for 50 percent of the cost of certain property placed into service during 2009.  This tax loss resulted in a $30 million current income tax receivable related to the 2009 tax year.  On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law by the President.  This new law provided for a five-year carry back of net operating losses incurred in 2008 or 2009.  This expanded carryback period enabled the Company to carry back the entire 2009 tax loss. A carryback claim was filed in March 2010 and a refund of $30 million was received by the Company in April 2010.

In June 2010, new legislation was passed in Oklahoma that created a moratorium, from July 1, 2010 through June 30, 2012, on 30 income tax credits. For income tax purposes, credits affected by the moratorium may not be claimed for any event, transaction, investment, expenditure or other act for which the credits would otherwise be allowable. During this two-year window, affected credits generated by the Company are being deferred and will be utilized at a time after the moratorium expires. For financial accounting purposes, the Company will receive the benefits in the future because the credits do not expire if they are not utilized in the period they are generated.

In September 2010, the Small Business Jobs and Credit Act of 2010 was signed into law, which included accelerated tax depreciation provisions allowing the Company to record a current income tax deduction for 50 percent of the cost of certain property placed into service from January 1, 2010 to September 7, 2010.  For financial accounting purposes, the Company recorded an increase in Non-Current Deferred Income Taxes Liability at September 30, 2010 on the Company’s Balance Sheet to recognize the financial statement impact of this new law.  In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act was signed into law, which included accelerated tax depreciation provisions allowing the Company to record a current income tax deduction for 100 percent of the cost of certain property acquired and placed into service from September 8, 2010 to December 31, 2011.  The new law will also allow the Company to record a current income tax deduction for 50 percent of the cost of certain property placed into service from January 1, 2012 to December 31, 2012. For financial accounting purposes, the Company recorded an increase in Non-Current Deferred Income Taxes Liability at December 31, 2010 on the Company’s Balance Sheet to recognize the financial statement impact of this new law.

Medicare Part D Subsidy

The Health Care Reform Acts effectively change the tax treatment of Federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D.

The Federal subsidy paid to employers was introduced as part of the Medicare Act.  OGE Energy has been recognizing the Federal subsidy since 2005 related to certain retiree prescription drug plans that were determined to be actuarially equivalent to the benefit provided under Medicare Part D. Under the Medicare Act, the Federal subsidy does not reduce an employer’s income tax deduction for the costs of providing such prescription drug plans nor is it subject to income tax individually.

Under the Health Care Reform Acts, beginning in 2013 an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the Federal subsidy. Under GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date.  As retiree healthcare liabilities and related tax impacts are already reflected in OGE Energy’s Consolidated Financial Statements, OGE Energy recognized a one-time, non-cash charge of $11.4 million during the quarter ended March 31, 2010 for the write-off of previously recognized tax benefits relating to Medicare Part D subsidies to reflect the change in the tax treatment of the Federal subsidy, of which $7.0 million was the Company’s portion.

Other

The Company had a Federal renewable energy tax credit carryover from 2009 of $17.2 million with an additional $15.5 million in credits being generated during 2010.  The Company currently believes that $11.2 million of these Federal tax credit amounts will be utilized in the 2010 tax year with $21.5 million being carried over to 2011 and later tax years.  In addition, the Company has an Oklahoma tax credit carryover from 2009 of $42.0 million. During 2010, additional Oklahoma tax credits of $22.5 million were generated or purchased by the Company.  The Company currently believes that $12.2 million of these state tax credit amounts will be utilized in the 2010 tax year with $52.3 million being carried over to 2011 and later tax years.  These Federal and state tax credits will begin to expire in 2019; however, the Company expects that all Federal and state tax credits will be fully utilized prior to expiration.

8.           Common Stock and Cumulative Preferred Stock

There were no new shares of common stock issued in 2010, 2009 or 2008.  The Company’s Restated Certificate of Incorporation permits the issuance of a new series of preferred stock with dividends payable other than quarterly.

9.           Long-Term Debt

A summary of the Company’s long-term debt is included in the Statements of Capitalization.  At December 31, 2010, the Company was in compliance with all of its debt agreements.

The Company has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds at various dates prior to the maturity.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

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

Issuance of Long-Term Debt

On June 8, 2010, the Company issued $250 million of 5.85% senior notes due June 1, 2040.  The proceeds from the issuance were added to the Company’s general funds and were used to fund the Company’s ongoing capital expenditure program and for working capital. The Company expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

10.           Short-Term Debt and Credit Facility

At December 31, 2010 and 2009, there were $68.9 million and $125.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy’s revolving credit amount.  This agreement has a termination date of January 9, 2012.  At December 31, 2010, there were no intercompany borrowings under this agreement.  The Company also has $389.0 million of liquidity under a bank facility which is available to back up the Company’s commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2010, there was $0.3 million supporting letters of credit at a weighted-average interest rate of 0.33 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2010.  At December 31, 2010, the Company had less than $0.1 million in cash and cash equivalents.

OGE Energy’s and the Company’s ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions.  Pricing grids associated with OGE Energy’s and the Company’s credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs.  The impact of any future downgrade could include an increase in the cost of OGE Energy’s and the Company’s short-term borrowings, but a reduction in OGE Energy’s and the Company’s credit ratings would not result in any defaults or accelerations. Any future downgrade of the Company could also lead to higher long-term borrowing costs and, if below investment grade, would require the Company to post cash collateral or letters of credit.

Unlike OGE Energy, the Company must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  The Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2011 and ending December 31, 2012.

11.           Retirement Plans and Postretirement Benefit Plans

Defined Benefit Pension Plan and Restoration of Retirement Income Plan

In October 2009, OGE Energy’s Pension Plan and OGE Energy’s 401(k) Plan were amended, effective January 1, 2010 to provide eligible employees a choice to select a future retirement benefit combination from OGE Energy’s Pension Plan and OGE Energy’s 401(k) Plan.

Employees hired or rehired on or after December 1, 2009 do not participate in the Pension Plan but are eligible to participate in the 401(k) Plan where, for each pay period, OGE Energy contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant’s contributions up to five percent of compensation.

It is OGE Energy’s policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy’s actuarial consultants.  During each of 2010 and 2009, OGE Energy made contributions to its Pension Plan of $50 million, of which $47 million in each of 2010 and 2009 was the Company’s portion, to help ensure that the Pension Plan maintains an adequate funded status.  Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2011, OGE Energy may contribute up to $50 million to its Pension Plan, of which $47 million is expected to be the Company’s portion.  The expected contribution to the Pension Plan during 2011 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

OGE Energy provides a Restoration of Retirement Income Plan to those participants in OGE Energy’s Pension Plan whose benefits are subject to certain limitations under the Code.  The benefits payable under this Restoration of Retirement Income Plan are equivalent to the amounts that would have been payable under the Pension Plan but for these limitations.  The Restoration of Retirement Income Plan is intended to be an unfunded plan.

The following table presents the status of the Company’s portion of OGE Energy’s Pension Plan and Restoration of Retirement Income Plan at December 31, 2010 and 2009. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in the Company’s Balance Sheet as discussed in Note 1.  The amount recorded as a regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

			Restoration of Retirement
	Pension Plan		Income Plan
December 31 (In millions)	2010	2009	2010	2009
Benefit obligations	$(509.2)	$(476.4)	$(1.9)	$(1.8)
Fair value of plan assets	467.7	398.9	---	---
Funded status at end of year	$(41.5)	$(77.5)	$(1.9)	$(1.8)

The following table summarizes the benefit payments the Company expects to pay related to its Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure the OGE Energy’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2011	$49.7
2012	52.1
2013	65.8
2014	63.9
2015	57.7
2016 and Beyond	217.1

Plan Investments, Policies and Strategies

The Pension Plan assets are held in a trust which follows an investment policy and strategy designed to maximize the long-term investment returns of the trust at prudent risk levels.  Common stocks are used as a hedge against moderate inflationary conditions, as well as for participation in normal economic times.  Fixed income investments are utilized for high current income and as a hedge against deflation.  OGE Energy has retained an investment consultant responsible for the general investment oversight, analysis, monitoring investment guideline compliance and providing quarterly reports to certain of OGE Energy’s members and OGE Energy’s Investment Committee.

The various investment managers used by the trust operate within the general operating objectives as established in the investment policy and within the specific guidelines established for their respective portfolio.  The table below shows the target asset allocation percentages for each major category of Pension Plan investments:

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

Asset Class	Comparative Benchmark(s)
Fixed Income	Barclays Capital Aggregate Index
Equity Index	Standard and Poor’s 500 Index
Value Equity	Russell 1000 Value Index – Short-term
Standard and Poor’s 500 Index – Long-term
Growth Equity	Russell 1000 Growth Index – Short-term
Standard and Poor’s 500 Index – Long-term
Mid-Cap Equity	Standard and Poor’s 400 Midcap Index
Small-Cap Equity	Russell 2000 Index
International Equity	Morgan Stanley Capital International Europe, Australia and Far East Index

The fixed income manager is expected to use discretion over the asset mix of the trust assets in its efforts to maximize risk-adjusted performance. Exposure to any single issuer, other than the U.S. government, its agencies, or its instrumentalities (which have no limits) is limited to five percent of the fixed income portfolio as measured by market value. At least 75 percent of the invested assets must possess an investment grade rating at or above Baa3 or BBB- by Moody’s, Standard & Poor’s or Fitch. The portfolio may invest up to 10 percent of the portfolio’s market value in convertible bonds as long as the securities purchased meet the quality guidelines. The purchase of any of OGE Energy’s equity, debt or other securities is prohibited.

The domestic value equity managers focus on stocks that the manager believes are undervalued in price and earn an average or less than average return on assets, and often pays out higher than average dividend payments. The domestic growth equity manager will invest primarily in growth companies which consistently experience above average growth in earnings and sales, earn a high return on assets, and reinvest cash flow into existing business.  The domestic mid-cap equity portfolio manager focuses on companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Standard and Poor’s 400 Midcap Index, small dividend yield, return on equity at or near the Standard and Poor’s 400 Midcap Index and an EPS growth rate at or near the Standard and Poor’s 400 Midcap Index.  The domestic small-cap equity manager will purchase shares of companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell 2000, small dividend yield, return on equity at or near the Russell 2000 and an EPS growth rate at or near the Russell 2000. The international global equity manager invests primarily in non-dollar denominated equity securities. Investing internationally diversifies the overall trust across the global equity markets.  The manager is required to operate under certain restrictions including: regional constraints, diversification requirements and percentage of U.S. securities. The Morgan Stanley Capital International Europe, Australia and Far East Index is the benchmark for comparative performance purposes. The Morgan Stanley Capital International Europe, Australia and Far East Index is a market value weighted index comprised of over 1,000 companies traded on the stock markets of Europe, Australia, New Zealand and the Far East.  All of the equities which are purchased for the international portfolio are thoroughly researched.  Only companies with a market capitalization in excess of $100 million are allowable.  No more than five percent of the portfolio can be invested in any one stock at the time of purchase. All securities are freely traded on a recognized stock exchange and there are no 144-A securities and no over-the-counter derivatives.  The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

For all domestic equity investment managers, no more than eight percent (five percent for mid-cap and small-cap equity managers) can be invested in any one stock at the time of purchase and no more than 16 percent (10 percent for mid-cap and small-cap equity managers) after accounting for price appreciation.  A minimum of 95 percent of the total assets of an equity manager’s portfolio must be allocated to the equity markets.  Options or financial futures may not be purchased unless prior approval of OGE Energy’s Investment Committee is received.  The purchase of securities on margin is prohibited as is securities lending.  Private placement or venture capital may not be purchased.  All interest and dividend payments must be swept on a daily basis into a short-term money market fund for re-deployment.  The purchase of any of OGE Energy’s equity, debt or other securities is prohibited.  The purchase of equity or debt issues of the portfolio manager’s organization is also prohibited.  The aggregate positions in any company may not exceed one percent of the fair market value of its outstanding stock.

Plan Investments

The following tables summarize OGE Energy’s Pension Plan’s investments that are measured at fair value on a recurring basis at December 31, 2010 and 2009.  There were no Level 3 investments held by the Pension Plan at December 31, 2010 and 2009.

(In millions)	December 31, 2010	Level 1	Level 2
Common stocks
U.S. common stocks	$189.0	$189.0	$	---
Foreign common stocks	75.9	75.9		---
Bonds, debentures and notes (A)
Corporate fixed income and other securities	105.5	---		105.5
Mortgage-backed securities	26.5	---		26.5
U.S. Government obligations
Mortgage-backed securities	76.5	---		76.5
U.S. treasury notes and bonds (B)	35.7	35.7		---
Other securities	2.4	---		2.4
Commingled fund (C)	37.7	---		37.7
Common collective trust (D)	23.1	---		23.1
Foreign government bonds	2.6	---		2.6
Mutual funds
U.S. equity mutual funds	3.4	3.4		---
Foreign equity mutual fund	1.0	1.0		---
U.S. municipal bonds	4.3	---		4.3
Preferred stocks (foreign)	0.7	0.7		---
Commitment to purchase securities	3.7	---		3.7
Interest-bearing cash	0.2	0.2		---
Total Plan investments	$588.2	$305.9		$282.3
Receivable from broker for securities sold	5.5
Interest and dividends receivable	2.8
Payable to broker for securities purchased	(22.5)
Plan investments attributable to affiliates	(106.3)
Total Plan assets	$467.7

(In millions)	December 31, 2009	Level 1	Level 2
Common stocks
U.S. common stocks	$152.7	$152.7	$	---
Foreign common stocks	57.2	57.2		---
Bonds, debentures and notes (A)
Corporate fixed income and other securities	119.1	---		119.1
Mortgage-backed securities	8.6	---		8.6
U.S. Government obligations
Mortgage-backed securities	72.3	---		72.3
U.S. treasury notes and bonds (B)	22.2	22.2		---
Other securities	4.5	---		4.5
Commingled fund (C)	32.8	---		32.8
Common collective trust (D)	15.9	---		15.9
Foreign government bonds	5.1	---		5.1
Mutual funds
Foreign equity mutual funds	2.0	2.0		---
U.S. bond mutual funds	0.8	0.8		---
U.S. municipal bonds	2.5	---		2.5
Preferred stocks (foreign)	0.9	0.9		---
Interest-bearing cash	0.4	0.4		---
Forward contracts	(0.1)	---		(0.1)
Total Plan investments	$496.9	$236.2		$260.7
Receivable from broker for securities sold	5.4
Interest and dividends receivable	2.5
Payable to broker for securities purchased	(8.5)
Plan investments attributable to affiliates	(97.4)
Total Plan assets	$398.9

(A) This category primarily represents U.S. corporate bonds with an investment grade rating at or above Baa3 or BBB- by Moody’s, Standard & Poor’s or Fitch.
(B) This category represents U.S. treasury notes and bonds with a Moody’s rating of Aaa and Government Agency Bonds with a Moody’s rating of A1 or higher.
(C) This category represents units of participation in a certain commingled fund that primarily invest in stocks and bonds of U.S. companies.
(D) This category represents units of participation in an investment pool which primarily invests in commercial paper, repurchase agreements and U.S. treasury notes and bonds and certificates of deposit.

The three levels defined in the fair value hierarchy are as follows:

Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible by the Pension Plan and postretirement benefit plans at the measurement date.

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

Level 3 inputs are prices or valuation techniques for the asset or liability that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Unobservable inputs reflect the Pension Plan and postretirement benefit plans own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

Postretirement Benefit Plans

In addition to providing pension benefits, OGE Energy provides certain medical and life insurance benefits for eligible retired members.  Regular, full-time, active employees hired prior to February 1, 2000 whose age and years of credited service total or exceed 80 or have attained age 55 with 10 years of vesting service at the time of retirement are entitled to postretirement medical benefits while employees hired on or after February 1, 2000 are not entitled to postretirement medical benefits. Effective January 1, 2010, the age for dependents to participate in the Company’s Medical Plan was increased to age 21 and if the dependent is a full-time student to age 26. Effective July 1, 2010, the age for dependents to participate in the Company’s Medical Plan was increased to age 26 regardless of whether or not the dependent is a full-time student. All regular, full-time, active employees whose age and years of credited service total or exceed 80 or have attained age 55 with three years of vesting service at the time of retirement are entitled to postretirement life insurance benefits.  Eligible retirees must contribute such amount as OGE Energy specifies from time to time toward the cost of coverage for postretirement benefits.  The benefits are subject to deductibles, co-payment provisions and other limitations.  The Company charges to expense the postretirement benefit costs and includes an annual amount as a component of the cost-of-service in future ratemaking proceedings.

At the beginning of January 2011, OGE Energy adopted several amendments to the retiree medical plan.  Effective January 1, 2012, medical costs for pre-65 aged eligible retirees will be fixed at the 2011 level and OGE Energy will cover future annual medical inflationary cost increases up to five percent.  Increases in excess of five percent annually will be covered by the pre-65 aged retiree in the form of premium increases.  Also, effective January 1, 2012, OGE Energy will supplement Medicare coverage for Medicare-eligible retirees, providing them a fixed stipend based on OGE Energy’s expected average 2011 premium for medical and drug coverage, and allow those Medicare-eligible retirees to acquire coverage from a Company-provided third-party administrator. The effect of these plan amendments will be reflected in OGE Energy’s March 31, 2011 Consolidated Balance Sheet as a reduction to the postretirement benefit obligation of $91.3 million, an increase in other comprehensive income of $16.9 million and a reduction to the Company’s benefit obligations regulatory asset of $74.4 million.

Plan Investments

The following tables summarize OGE Energy’s postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2010 and 2009.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2010 and 2009.

(In millions)	December 31, 2010	Level 1		Level 3
Group retiree medical insurance contract (A)	$53.2	$	---	$53.2
U.S. equity mutual funds	5.5		5.5	---
Money market fund	0.6		0.6	---
Total Plan investments	$59.3		$6.1	$53.2
Plan investments attributable to affiliates	(3.1)
Total Plan assets	$56.2

(In millions)	December 31, 2009	Level 1		Level 3
Group retiree medical insurance contract (A)	$49.3	$	---	$49.3
U.S. equity mutual funds	4.9		4.9	---
Cash	0.8		0.8	---
Total Plan investments	$55.0		$5.7	$49.3
Plan investments attributable to affiliates	(2.5)
Total Plan assets	$52.5
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

The following table summarizes OGE Energy’s postretirement benefit plans assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Group retiree medical insurance contract
Year Ended December 31 (In millions)	2010	2009
Balance at January 1	$49.3	$55.1
Actual return on plan assets relating to investments held at the reporting date	3.9	(5.8)
Balance at December 31	$53.2	$49.3

The following table presents the status of the Company’s portion of OGE Energy’s postretirement benefit plans at December 31, 2010 and 2009. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in the Company’s Balance Sheet as discussed in Note 1.  The amount recorded as a regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

December 31 (In millions)	2010	2009

Benefit obligations	$(271.1)	$(232.5)
Fair value of plan assets	56.2	52.5
Funded status at end of year	$(214.9)	$(180.0)

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 8.99 percent in 2011 with the rates trending downward to five percent by 2020.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2010	2009	2008
Effect on aggregate of the service and interest cost components	$2.4	$1.8	$1.7
Effect on accumulated postretirement benefit obligations	0.5	31.2	22.3

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2010	2009	2008
Effect on aggregate of the service and interest cost components	$2.0	$1.4	$1.4
Effect on accumulated postretirement benefit obligations	1.2	25.6	18.6

Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, President Bush signed into law the Medicare Act, which expanded Medicare to include, for the first time, coverage for prescription drugs. The following table summarizes the gross benefit payments the Company expects to pay related to its postretirement benefit plans, including prescription drug benefits, and the Federal subsidy receipts the Company expects to receive provided by the Medicare Act. OGE Energy received $1.4 million in Federal subsidy receipts in 2010.

(In millions)	Gross Projected Postretirement Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Benefit Payments
2011	$12.5	$2.0	$10.5
2012	12.7	---	12.7
2013	13.2	---	13.2
2014	13.7	---	13.7
2015	14.1	---	14.1
2016 and Beyond	73.7	---	73.7

Obligations and Funded Status

The following table presents the status of the Company’s portion of OGE Energy’s Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2010 and 2009. The Company’s portion of the benefit obligation for OGE Energy’s Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the APBO. The APBO for OGE Energy’s Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The APBO for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2010 was $485.5 million and $1.7 million, respectively. The APBO for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2009 was $445.0 million and $1.6 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Balance Sheets are as follows:

			Restoration of Retirement				Postretirement
	Pension Plan		Income Plan				Benefit Plans
December 31 (In millions)	2010	2009	2010		2009		2010	2009

Change in Benefit Obligation
Beginning obligations	$(476.4)	$(432.6)		$(1.8)		$(1.1)	$(232.5)	$(191.9)
Service cost	(10.1)	(11.5)		---		---	(2.9)	(2.2)
Interest cost	(25.4)	(24.7)		(0.1)		(0.1)	(13.7)	(11.5)
Plan amendments	---	(9.7)		---		(0.5)	---	---
Plan curtailments	---	0.2		---		---	---	---
Participants’ contributions	---	---		---		---	(5.8)	(5.6)
Medicare subsidies received	---	---		---		---	(1.3)	---
Actuarial gains (losses)	(25.4)	(27.7)		(0.1)		(0.1)	(30.1)	(35.1)
Benefits paid	28.1	29.6		0.1		---	15.2	13.8
Ending obligations	$(509.2)	$(476.4)		$(1.9)		$(1.8)	$(271.1)	$(232.5)

Change in Plans’ Assets
Beginning fair value	$398.9	$309.2	$	---	$	---	$52.5	$55.1
Actual return on plans’ assets	49.9	72.3		---		---	5.7	(7.1)
Employer contributions	47.0	47.0		0.1		---	6.1	12.6
Participants’ contributions	---	---		---		---	5.8	5.7
Medicare subsidies received	---	---		---		---	1.3	---
Benefits paid	(28.1)	(29.6)		(0.1)		---	(15.2)	(13.8)
Ending fair value	467.7	398.9		---		---	56.2	52.5
Funded status at end of year	$(41.5)	$(77.5)		$(1.9)		$(1.8)	$(214.9)	$(180.0)

Net Periodic Benefit Cost
				Restoration of Retirement						Postretirement
	Pension Plan			Income Plan						Benefit Plans
Year ended December 31
(In millions)	2010	2009	2008	2010		2009		2008		2010	2009	2008
Service cost	$10.1	$11.5	$12.4	$	---	$	---	$	---	$2.9	$2.2	$2.3
Interest cost	25.4	24.7	24.9		0.1		0.1		0.1	13.7	11.5	11.1
Expected return on plan assets	(34.3)	(26.3)	(34.3)		---		---		---	(6.6)	(6.3)	(6.3)
Amortization of transition
obligation	---	---	---		---		---		---	2.6	2.5	2.5
Amortization of net loss	17.6	18.5	7.4		0.1		0.1		0.1	10.2	4.1	3.5
Amortization of unrecognized
prior service cost	2.5	0.9	1.1		0.2		0.1		0.1	---	0.7	1.5
Curtailments	---	0.2	---		---		---		---	---	---	---
Net periodic benefit cost (A)	$21.3	$29.5	$11.5		$0.4		$0.3		$0.3	$22.8	$14.7	$14.6
(A) In addition to the $21.7 million, $29.8 million and $11.8 million of net periodic benefit cost recognized in 2010, 2009 and 2008, respectively, the Company recognized the following:
•
an increase in pension expense in 2010 of $8.1 million, a reduction in pension expense in 2009 of $2.2 million and an increase in pension expense in 2008 of $10.1 million to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are identified as Deferred Pension Plan Expenses (see Note 1); and

•
a reduction in pension expense in 2009 of $3.2 million in the Arkansas jurisdiction to reflect the approval of recovery of the Company’s 2006 and 2007 pension settlement costs in the May 2009 Arkansas rate order which are identified as Deferred Pension Plan Expenses (see Note 1).

The capitalized portion of the net periodic pension benefit cost was $5.7 million, $7.5 million and $3.6 million at December 31, 2010, 2009 and 2008, respectively.  The capitalized portion of the net periodic postretirement benefit cost was $5.8 million, $3.6 million and $4.2 million at December 31, 2010, 2009 and 2008, respectively.

Rate Assumptions
	Pension Plan and			Postretirement
	Restoration of Retirement Income Plan			Benefit Plans
Year ended December 31	2010	2009	2008	2010	2009	2008
Discount rate	5.30%	5.30%	6.25%	5.30%	6.00%	6.25%
Rate of return on plans’ assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Compensation increases	4.40%	4.50%	4.50%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	8.99%	9.49%	9.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	4.50%
Ultimate trend year	N/A	N/A	N/A	2020	2018	2014
N/A - not applicable

The overall expected rate of return on plan assets assumption remained at 8.50 percent in 2009 and 2010 in determining net periodic benefit cost.  The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans’ current and expected asset allocation.

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

The post-employment benefit obligation is determined by an actuary on a basis similar to the APBO.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy’s Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  The Company’s post-employment benefit obligation was $1.6 million and $1.7 million at December 31, 2010 and 2009, respectively.

Defined Contribution Retirement Plan

OGE Energy provides a 401(k) Plan.  Each regular full-time employee of OGE Energy or a participating affiliate is eligible to participate in the 401(k) Plan immediately.  All other employees of OGE Energy or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan.  Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period.  Participants who have attained age 50 before the close of a year are allowed to make additional contributions referred to as “Catch-Up Contributions,” subject to the limitations of the Code. The 401(k) Plan also allows an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have his or her salary deferral rate to be made in the future automatically increased annually on a date and in an amount as specified by the participant in such election. The 401(k) Plan was amended in October 2009, as discussed previously, whereby employees were offered a choice to either stay in the 401(k) Plan (prior to it being amended) where OGE Energy matching contributions are discussed below or select an option whereby, effective January 1, 2010, OGE Energy contributes on behalf of each participant, depending on the option selected, 200 percent of the participant’s contributions up to five percent of compensation or 100 percent of the participant’s contributions up to six percent of compensation.  In the 401(k) Plan (prior to it being amended), OGE Energy contributes to the 401(k) Plan each pay period, on behalf of each participant, an amount equal to 50 percent of the participant’s contributions up to six percent of compensation for participants whose employment or re-employment date occurred before February 1, 2000 and who have less than 20 years of service, as defined in the 401(k) Plan, and an amount equal to 75 percent of the participant’s contributions up to six percent of compensation for participants whose employment or re-employment date occurred before February 1, 2000 and who have 20 or more years of service, as defined in the 401(k) Plan.  For participants whose employment or re-employment date occurred on or after February 1, 2000 and before December 1, 2009, under the 401(k) Plan (prior to it being amended), OGE Energy contributes 100 percent of the participant’s contributions up to six percent of compensation.  For participants hired on or after December 1, 2009, OGE Energy contributes, effective January 1, 2010, 200 percent of the participant’s contributions up to five percent of compensation.  No OGE Energy contributions are made with respect to a participant’s Catch-Up Contributions, rollover contributions, or with respect to a participant’s contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions.  Prior to January 1, 2010, OGE Energy’s contribution, which was initially allocated for investment to the OGE Energy Corp. Common Stock Fund, was made in shares of OGE Energy’s common stock or in cash which was used to invest in OGE Energy’s common stock.  Once made, OGE Energy’s contribution could be reallocated, on any business day, by participants to other available investment options.  The 401(k) Plan was amended effective January 1, 2010, whereby OGE Energy’s contribution may be directed to any available investment option in the 401(k) Plan.  OGE Energy’s match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by the Company.  The Company contributed $6.9 million, $5.6 million and $5.1 million in 2010, 2009 and 2008, respectively, to the 401(k) Plan.

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

Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan.  Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors’ meeting fees and annual retainers.  OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on the option the participant elected under the choice provided to eligible employees discussed above, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after six years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan.  In addition, the Benefits Committee may award discretionary employer contribution credits to a participant under the plan.  OGE Energy accounts for the contributions related to the Company’s executive officers in this plan as Accrued Benefit Obligations and the Company accounts for the contributions related to the Company’s directors in this plan as Other Deferred Credits and Other Liabilities in the Balance Sheets.  The investment associated with these contributions is accounted for as Other Property and Investments in OGE Energy’s Consolidated Balance Sheets.  The appreciation of these investments is accounted for as Other Income and the increase in the liability under the plan is accounted for as Other Expense in OGE Energy’s Consolidated Statements of Income.

Supplemental Executive Retirement Plan

OGE Energy provides a SERP in order to attract and retain lateral hires or other executives designated by the Compensation Committee of OGE Energy’s Board of Directors who may not otherwise qualify for a sufficient level of benefits under OGE Energy’s Pension Plan and Restoration of Retirement Income Plan.  The SERP is intended to be an unfunded plan and not subject to the benefit limits imposed by the Code.

12.           Commitments and Contingencies

Operating Lease Obligations

Future minimum payments for the noncancellable operating lease for railcars are as follows:

						2016 and
Year ended December 31 (In millions)	2011	2012	2013	2014	2015	Beyond	Total

Operating lease obligations
Railcars	$3.2	$3.1	$3.0	$3.0	$2.9	$28.8	$44.0

Payments for operating lease obligations were $4.6 million, $5.0 million and $3.9 million in 2010, 2009 and 2008, respectively.

Railcar Lease Agreement

The Company has a noncancellable operating lease with purchase options, covering 1,462 coal hopper railcars to transport coal from Wyoming to the Company’s coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through the Company’s tariffs and fuel adjustment clauses. On December 15, 2010, the Company renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If the Company chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of $24.0 million.

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

Other Purchase Obligations and Commitments

The Company’s other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2011	2012	2013	2014	2015	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and
maintenance payments	$92.5	$90.0	$88.0	$85.2	$82.9	$438.6
Expected cogeneration energy payments	61.9	60.5	60.2	67.7	77.0	327.3
Minimum fuel purchase commitments	290.6	134.0	140.7	---	---	565.3
Expected wind purchase commitments	41.6	51.1	51.4	51.9	52.3	248.3
Long-term service agreements	15.7	1.5	9.0	25.4	8.3	59.9
Total other purchase obligations and
commitments	$502.3	$337.1	$349.3	$230.2	$220.5	$1,639.4

Public Utility Regulatory Policy Act of 1978

At December 31, 2010, the Company has QF contracts having terms of 15 to 32 years.  These contracts were entered into pursuant to PURPA.  Stated generally, PURPA and the regulations thereunder promulgated by the FERC require the Company to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by the Company was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by the Company; the other is a capacity charge, which the Company must pay the QF for having the capacity available.  However, if no electrical power is made available to the Company for a period of time (generally three months), the Company’s obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MW AES-Shady Point, Inc. QF contract and the 120 MW PowerSmith Cogeneration Project, L.P. QF contract, the Company purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2010, 2009 and 2008, the Company made total payments to cogenerators of $147.3 million, $139.8 million and $152.8 million, respectively, of which $80.7 million, $83.1 million and $84.4 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Statements of Income as Cost of Goods Sold.

Minimum Fuel Purchase Commitments

The Company purchased necessary fuel supplies of coal and natural gas for its generating units of $352.2 million, $358.8 million and $257.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also has a coal contract for purchases from January 2011 through December 2015.  As the coal purchases in this contract for years 2013 through 2015 are valued based on an index price to be determined in the future, these amounts are not disclosed.

Wind Power Purchase Commitments

The Company’s current wind power portfolio includes: (i) the Centennial wind farm, (ii) the OU Spirit wind farm, (iii) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract the Company entered into with FPL Energy that expires in 2018 and (iv) access to up to 150 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract the Company entered into with CPV Keenan that expires in 2030.

The Company also received approval on January 5, 2010 from the OCC for a wind power purchase agreement with a wind developer who is to build a new 130 MW wind farm in northwestern Oklahoma.  The Company intends to add this capability to its power-generation portfolio during the second quarter of 2011.  Under the terms of the agreement, Edison Mission Energy is to build a 130 MW facility in Dewey County near Taloga.  The agreement is a 20-year power purchase agreement, under which the developer is to build, own and operate the wind generating facility and the Company will purchase its electric output.  See Note 13 for further discussion.

The Company purchased wind power from FPL Energy of $3.9 million, $4.0 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, and the Company purchased wind power from CPV Keenan of $3.8 million for the year ended December 31, 2010.

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

In September 2008, the Company acquired a 51 percent interest in the Redbud Plant.  As part of that acquisition, the Company became subject to an existing long-term parts and service maintenance contract for the upkeep of the natural gas-fired combined cycle generation facility.  The contract was initiated in January 2001, and runs for the earlier of 120,000 factored-fired hours or 4,500 factored-fired starts.  Based on historical usage and current expectations for future usage, this contract is expected to run until 2025. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

Wholesale Agreement

On May 28, 2009, the Company sent a termination notice to the Arkansas Valley Electric Cooperative that the Company would terminate its wholesale power agreement to all points of delivery where the Company sells or has sold power to the Arkansas Valley Electric Cooperative, effective November 30, 2011.  In December 2010, the Company and the Arkansas Valley Electric Cooperative entered into a new wholesale power agreement whereby the Company will supply wholesale power to the Arkansas Valley Electric Cooperative through June 2015.  On January 3, 2011, the Company submitted this agreement to the FERC for approval.  The Company has requested the FERC make this agreement effective the later of either (i) March 1, 2011, the date on which agreements providing for all necessary transmission service have been made effective or (ii) the first day of the month immediately following the date on which the Arkansas Valley Electric Cooperative receives approval of the agreement from the Rural Utilities Services, the division of the U.S. Department of Agriculture responsible for approving electric utility contracts.

Natural Gas Commitments

In August 2010, the Company issued an RFP for gas supply purchases for periods from November 2010 through March 2011. The gas supply purchases from January through March 2011 account for 21 percent of the Company’s projected 2011 natural gas requirements.  The RFP process was completed in September 2010.  The contracts resulting from this RFP are tied to various gas price market indices that will expire in 2011.  Additional gas supplies to fulfill the Company’s remaining 2011 natural gas requirements will be acquired through additional RFPs in early to mid-2011, along with monthly and daily purchases, all of which are expected to be made at market prices.

Natural Gas Measurement Case

Will Price, et al. v. El Paso Natural Gas Co., et al. (Price I).  On September 24, 1999, various subsidiaries of OGE Energy were served with a class action petition filed in the District Court of Stevens County, Kansas by Quinque Operating Company and other named plaintiffs alleging the mismeasurement of natural gas on non-Federal lands.  On April 10, 2003, the court entered an order denying class certification.  On May 12, 2003, the plaintiffs (now Will Price, Stixon Petroleum, Inc., Thomas F. Boles and the Cooper Clark Foundation, on behalf of themselves and other royalty interest owners) filed a motion seeking to file an amended class action petition, and the court granted the motion on July 28, 2003.  In its amended petition, the Company and Enogex Inc. were omitted from the case but two of OGE Energy’s other subsidiary entities remained as defendants.  The plaintiffs’ amended petition seeks class certification and alleges that 60 defendants, including two of OGE Energy’s subsidiary entities, have improperly measured the volume of natural gas.  The amended petition asserts theories of civil conspiracy, aiding and abetting, accounting and unjust enrichment.  In their briefing on class certification, the plaintiffs seek to also allege a claim for conversion.  The plaintiffs seek unspecified actual damages, attorneys’ fees, costs and pre-judgment and post-judgment interest.  The plaintiffs also reserved the right to seek punitive damages.

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court’s denial of class certification. On March 31, 2010, the court denied the plaintiffs’ request for rehearing.

OGE Energy intends to vigorously defend this action.  At this time, OGE Energy is unable to provide an evaluation of the likelihood of an unfavorable outcome and an estimate of the amount or range of potential loss to OGE Energy.

Oxley Litigation

The Company has been sued by John C. Oxley D/B/A Oxley Petroleum et al. in the District Court of Haskell County, Oklahoma.  This case had been pending for more than 11 years.  The plaintiffs alleged that the Company breached the terms of contracts covering several wells by failing to purchase gas from the plaintiffs in amounts set forth in the contracts.  The plaintiffs’ most recent Statement of Claim described $2.7 million in take-or-pay damages  (including interest) and $36 million in contract repudiation damages (including interest), subject to the limitation described below. In 2001, the Company agreed to provide the plaintiffs with $5.8 million of consideration and the parties agreed to arbitrate the dispute. On May 19, 2010, the arbitration panel issued an arbitration award in an amount less than the consideration previously paid by the Company and, as a result, the Company did not owe any additional amount.  The Company now considers this case closed.

Franchise Fee Lawsuit

On June 19, 2006, two Company customers brought a putative class action, on behalf of all similarly situated customers, in the District Court of Creek County, Oklahoma, challenging certain charges on the Company’s electric bills.  The plaintiffs claim that the Company improperly charged sales tax based on franchise fee charges paid by its customers.  The plaintiffs also challenge certain franchise fee charges, contending that such fees are more than is allowed under Oklahoma law.  The Company’s motion for summary judgment was denied by the trial judge.  In January 2007, the Oklahoma Supreme Court “arrested” the District Court action until, and if, the propriety of the complaint of billing practices is determined by the OCC.  In September 2008, the plaintiffs filed an application with the OCC asking the OCC to modify its order which authorizes the Company to collect the challenged franchise fee charges.  On December 9, 2009 the OCC issued an order dismissing the plaintiffs’ request for a modification of the 1994 OCC order which authorized the Company to collect and remit sales tax on franchise fee charges. In its December 9, 2009 order, the OCC advised the plaintiffs that the ruling does not address the question of whether the Company’s collection and remittance of such sales tax should be discontinued prospectively. On April 19, 2010, the OCC issued a final order dismissing with prejudice the applicants’ claims for recovery of previously paid taxes on franchise fees and approving the closing of this matter.  On June 10, 2010, the plaintiffs filed a motion in the District Court of Creek County, Oklahoma, asking the court to proceed with the original class action. On July 8, 2010, a hearing in this matter was held and the court granted the plaintiffs motion to lift the stay of discovery previously imposed by the Oklahoma Supreme Court but denied any other specific relief pending further action by the court.  On August 4, 2010, the Company filed an application to assume original jurisdiction and a petition for a writ of prohibition with the Oklahoma Supreme Court. On September 13, 2010, the Oklahoma Supreme Court issued a writ prohibiting the District Court judge from proceeding further in this case except to dismiss the case.  On September 20, 2010, the plaintiffs filed a motion to reconsider this matter with the Oklahoma Supreme Court.  On December 6, 2010 the Oklahoma Supreme Court denied the plaintiffs motion to reconsider.  In compliance with the Oklahoma Supreme Court order, on December 14, 2010, the District Court of Creek County dismissed the lawsuit. The Company considers this matter closed.

Environmental Laws and Regulations

The activities of the Company are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact the Company’s business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.

Environmental regulation can increase the cost of planning, design, initial installation and operation of the Company’s facilities.  Historically, the Company’s total expenditures for environmental control facilities and for remediation have not been significant in relation to its financial position or results of operations.  The Company believes, however, that it is reasonably likely that the trend in environmental legislation and regulations will continue towards more restrictive standards.  Compliance with these standards is expected to increase the cost of conducting business.

Air

Acid Rain and Sulfur Dioxide Air Quality Standards

The Federal Clean Air Act includes an acid rain program to reduce SO2 emissions.  Reductions were obtained through a program of emission (release) allowances issued by the EPA to power plants covered by the acid rain program.  Each allowance is worth one ton of SO2 released from the chimney.  Plants may only release as much SO2 as they have allowances. Allowances may be banked and traded or sold nationwide.  Beginning in 2000, the Company became subject to more stringent SO2 emission requirements in Phase II of the acid rain program.  These lower limits had no significant financial impact due to the Company’s earlier decision to burn low sulfur coal.  In 2010, the Company’s SO2 emissions were below the allowable limits.

The Company sold 34,000 banked allowances in 2010 for $2.3 million. Also, during 2010, the Company received proceeds of less than $0.1 million from the annual EPA spot (year 2010) and seven-year advance (year 2017) allowance auctions that were held in March 2010.

Nitrogen Oxides Air Quality Standards

On January 25, 2010, the EPA released a rule strengthening the NAAQS for oxides of nitrogen as measured by nitrogen dioxide which is effective March 26, 2011.  The rule establishes a new one-hour standard and monitoring requirements, as well as an approach for implementing the new standard.  Oklahoma is currently in attainment with the new standard and it is anticipated that Oklahoma will be designated “unclassifiable” in 2012 because the new monitoring requirements will not yet be fully implemented.  After the new monitoring network is deployed and has collected three years of air quality data, the EPA will re-designate areas in 2016 or 2017 based on the new data.  It is currently anticipated that Oklahoma will be designated “attainment” at that time.

With respect to the NOX regulations of the acid rain program, the Company committed to meeting a 0.45 lbs/MMBtu NOX emission level in 1997 on all coal-fired boilers.  As a result, the Company was eligible to exercise its option to extend the effective date of the lower emission requirements from the year 2000 until 2008.  The regulations required that the Company achieve a NOX emission level of 0.40 lbs/MMBtu for these boilers which began in 2008.  The Company’s average NOX emissions from its coal-fired boilers for 2010 were 0.336 lbs/MMBtu.

Particulate Matter Air Quality Standards

On September 21, 2006, the EPA lowered the 24-hour fine particulate NAAQS while retaining the annual NAAQS at its existing level and promulgated a new standard for inhalable coarse particulates.  Based on past monitoring data, it appears that Oklahoma may be able to remain in attainment with these standards.  However if parts of Oklahoma do become “non-attainment”, reductions in emissions from the Company’s coal-fired boilers could be required which may result in significant capital and operating expenditures.

Ozone Air Quality Standards

Currently, the EPA has designated Oklahoma “in attainment” with the NAAQS for ozone of 0.08 parts per million.  In March 2008, the EPA lowered the ambient primary and secondary standards to 0.075 parts per million.  Oklahoma had until March 2009 to designate any areas of non-attainment within the state, based on ozone levels in 2006 through 2008. Before the designations were complete, the EPA announced that it would reconsider the 2008 national primary and secondary ozone standards to ensure they are scientifically sound and protective of human health. The EPA also proposed to keep the 2008 standards unchanged for the purpose of attainment and non-attainment area designations and extended the deadline for promulgating initial area designations for the NAAQS to March 12, 2011.

On January 7, 2010, the EPA announced a proposal to set the “primary” standard for ozone at a level between 0.06 and 0.07 parts per million measured over eight hours. The EPA is also proposing to set a separate “secondary” standard to protect the environment, especially plants and trees.  The EPA has indicated that it expects to issue a final standard by July 2011.  In the proposed rule, the EPA set forth an accelerated schedule for implementing a revised ozone NAAQS that could impose compliance deadlines ranging from 2014 to 2031. The Company cannot predict the final outcome of this proposed revision to the ozone NAAQS or its affect on the Company’s operations.

Climate Change and Greenhouse Gas Emissions

Emissions of greenhouse gases, including carbon dioxide, sulfur hexafluoride and methane, may be contributing to warming of the Earth’s atmosphere. There are various international agreements that restrict greenhouse gas emissions, but none of them have a binding effect on sources located in the United States. The U.S. Congress has not passed legislation to reduce emissions of greenhouse gases and the future prospects for any such legislation are uncertain. Several states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Oklahoma, Arkansas and Texas are not among them.

In the absence of Federal legislation, the EPA is taking steps to regulate greenhouse gas emissions from stationary sources using existing legal authority.  On September 22, 2009, the EPA announced the adoption of the first comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States.  The reporting requirements apply to large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain Company facilities. The rule requires the collection of data beginning on January 1, 2010 with the first annual reports due to the EPA on March 31, 2011.   For petroleum and natural gas facilities, data collection begins on January 1, 2011, with the first annual report due on March 31, 2012.  The Company already reports quarterly its carbon dioxide emissions from generating units subject to the Federal Acid Rain Program and is continuing to evaluate various options for reducing, avoiding, offsetting or sequestering its carbon dioxide emissions.

Interstate Transport

On April 25, 2005, the EPA published a finding that all 50 states failed to submit the interstate pollution transport plans required by the Federal Clean Air Act as a result of the adoption of the revised ambient ozone and fine particle NAAQS.  Oklahoma submitted a demonstration to the EPA that the state does not affect air quality in downwind states.  Air quality modeling conducted by the EPA indicated that the state’s demonstration was not sufficient for NOX emissions.  On July 6, 2010, the EPA proposed a rule that would require thirty one states and the District of Columbia to reduce power plant emissions that contribute to ozone and fine particulate pollution in neighboring states.  Pursuant to this proposed rule, Oklahoma is required to reduce NOX emissions from sources within the state during ozone season (May through September).  The EPA is currently considering alternative approaches for achieving the reductions set forth in the proposed rule, including methods on how to allocate emissions allowances.  The Company commented on the proposed rule and is monitoring its status.  Until final rules are issued, the impact of these proposals on the Company cannot be determined.

EPA 2008 Information Request

In July 2008, the Company received a request for information from the EPA regarding Federal Clean Air Act compliance at the Company’s Muskogee and Sooner generating plants.  In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act’s new source review process.  The Company is cooperating with the EPA and is seeking to demonstrate that the Company is in compliance with the Federal Clean Air Act and new source review process.  On August 28, 2008, the Company submitted information to the EPA and submitted additional information on October 31, 2008.  The Company cannot predict what, if any, further actions the EPA may take with respect to this matter.

Title V Permits and Emission Fees

At December 31, 2010, the Company had received Title V permits for all of its generating stations and intends to continue to renew these permits as necessary.  Air permit fees for the Company’s generating stations were $0.9 million in 2010.

Waste

The Company has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2010, the Company obtained refunds of $3.1 million from its recycling efforts.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

Water

Section 316(b) of the Federal Clean Water Act requires that the locations, design, construction and capacity of any cooling water intake structure reflect the “best available technology” for minimizing environmental impacts.  Permits required for existing facilities are to be developed by the individual states using their best professional judgment until the EPA takes action to address several court decisions that rejected portions of previous rules and confirmed that the EPA has discretion to consider costs relative to benefits in developing cooling water intake structure regulations.  On January 7, 2008, the Company submitted to the state of Oklahoma a comprehensive demonstration study for each affected facility. At the Company’s request, Oklahoma will not require implementation of 316(b) requirements prior to the EPA developing and finalizing their rules, although the state has required the Company to implement best management practices for existing water intakes as a condition to renewal of several water permits.  When there are final rules implemented by the state, the Company may require additional capital and/or increased operating costs associated with cooling water intake structures at its generating facilities.

Other

In the normal course of business, the Company is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If in management’s opinion, the Company has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in the Company’s Financial Statements. Except as otherwise stated above, in Note 13 below and in Item 3 of this Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.           Rate Matters and Regulation

Regulation and Rates

The Company’s retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by the Company is also regulated by the OCC and the APSC. The Company’s wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the DOE has jurisdiction over some of the Company’s facilities and operations. For the year ended December 31, 2010, 88 percent of the Company’s electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and four percent to the FERC.

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

Completed Regulatory Matters

OU Spirit Wind Power Project

 As previously disclosed, on November 25, 2009, the Company received an order from the OCC authorizing the Company to recover from Oklahoma customers the cost to construct OU Spirit, with the rider being implemented on December 4, 2009. In January 2008, the Company filed with the SPP for an interconnection agreement for the OU Spirit project.  On May 29, 2009, the Company executed an interim interconnection agreement, allowing OU Spirit to interconnect to the transmission grid, subject to certain conditions. On August 27, 2009, the FERC issued an order accepting the interim interconnection agreement, subject to certain conditions, which enables OU Spirit to interconnect into the transmission grid.  On February 8, 2011, the final interconnection agreement was put in place.

On January 19, 2011, the APSC issued an order finding that (i) OU Spirit is prudent and is in the public’s interest and (ii) the $2.1 million of costs associated with OU Spirit from September 1, 2010 through June 30, 2011 should be recovered through the Energy Cost Recovery rider, which is expected to be filed with the APSC by March 15, 2011 (beginning July 1, 2011, OU Spirit costs are expected to be recovered in base rates resulting from the Company’s 2010 Arkansas rate case).

Renewable Energy Filing

In September 2009, the Company reached agreements with two developers who are to build two new wind farms, totaling 280 MWs, in northwestern Oklahoma. Under the terms of the agreements, CPV Keenan built a 150 MW wind farm in Woodward County, which was placed in service in December 2010, and Edison Mission Energy is to build a 130 MW facility in Dewey County near Taloga, which is expected to be in service during the second quarter of 2011. The agreements are both 20-year power purchase agreements, under which the developers are to build, own and operate the wind generating facilities and the Company will purchase their electric output.  On January 5, 2010, the Company received an order from the OCC approving the power purchase agreements and authorizing the Company to recover the costs of the power purchase agreements through the Company’s fuel adjustment clause.  The Company will continue to evaluate renewable opportunities to add to its power-generation portfolio in the future.

On January 19, 2011, the APSC issued an order finding that the 280 MW wind power purchase agreements are prudent and should be recovered through the Energy Cost Recovery rider.

Windspeed Transmission Line Project

The OCC approved the Company’s request to recover construction costs of up to $218 million, including AFUDC, for Windspeed.  Construction costs and AFUDC incurred for Windspeed were $212.3 million.  Windspeed was placed into service on March 31, 2010, with the recovery rider being implemented with the first billing cycle in April 2010.

Long-Term Gas Supply Agreements

In May 2010, the OCC approved the Company’s request for a waiver of the competitive bid rules to allow the Company to negotiate desired long-term gas purchase agreements. On June 29, 2010, the Company filed a separate application with the OCC seeking approval of four long-term gas purchase agreements, which would provide a 12-year supply of natural gas to the Company and account for 25 percent of its currently projected natural gas fuel supply needs over the same time period. On September 26, 2010, the Company filed a motion with the OCC to dismiss this case. A hearing in this matter was held on October 7, 2010 and the administrative law judge recommended that the case be dismissed without prejudice.  The Company and the other parties to this matter continue ongoing discussions with the OCC Staff.

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

Smart Grid Project

Several provisions of the ARRA relate to issues of direct interest to the Company including, in particular, financial incentives to develop smart grid technology, transmission infrastructure and renewable energy. The Company received a $130 million grant from the DOE to be used for the Smart Grid program in the Company the Company’s service territory.

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

•
The Company’s total project costs eligible for recovery (those costs expended or accrued by the Company prior to the termination of the period authorized by the DOE as eligible for grant funds) shall be capped at $366.4 million, inclusive of the DOE grant award amount. The Smart Grid project cost includes the cost of implementing the Norman, Oklahoma smart grid pilot program previously authorized by the OCC.  Under the terms of the settlement, the Smart Grid project cost would be deemed to represent an investment that is fair, just and reasonable and in the public interest and to be prudent and will be recognized in the Company’s 2013 general rate case;

•
To the extent that the Company’s total expenditure for system-wide deployment of smart grid technology during the eligible period exceeds the Smart Grid project cost, the Company shall be entitled to offer evidence and seek to establish that the excess above the Smart Grid project cost was prudently incurred and any such contention may be addressed in the Company’s 2013 rate case;

•	Implementation of the recovery rider would commence with the first billing cycle in July 2010;
•	Continued utilization of a return on equity previously approved by the OCC for other various recovery riders;
•
The recovery rider shall be designed to collect, on a levelized basis, the revenue requirement associated with the estimated project cost of $357.4 million and shall be subject to a true-up in 2014 after the recovery rider expires, including a true-up for project costs, if any, in excess of $357.4 million but less than the Smart Grid project cost. Any over/under recovery remaining will be passed or credited through the Company’s fuel adjustment clause;

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

On December 17, 2010, the Company filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant. A procedural schedule has not been established in this matter.

Crossroads Wind Project

In February 2010, the Company signed memoranda of understanding for 197.8 MWs of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with Crossroads.  On July 29, 2010, the OCC approved a settlement that would allow the Company to build, own and operate the wind farm.  The key settlement terms approved by the OCC were:

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

•	The Company’s capital costs for which it is entitled recovery for a 197.8 MW wind farm are $407.7 million;
•
To the extent the Company’s total investment in Crossroads exceeds the amount for which it is entitled recovery, the Company shall be entitled to offer evidence and seek to establish that the excess amount was prudently incurred and should be included in the Company’s rate base; and

•
If the three-year rolling average of Crossroads MWHs of production (including a credit for energy not produced due to curtailments or other events caused by system emergencies, force majeure events, or transmission system issues) falls below 712,844 MWHs, the Company shall file testimony demonstrating the appropriate operation of Crossroads as part of its fuel cost recovery filing.

Pursuant to the terms of the settlement, the Company chose to expand Crossroads by an additional 29.7 MWs.  As a result of the expansion, the amount of capital costs which the Company is entitled to recover and the three-year rolling average of MWH production were adjusted to $469.7 million and 819,879 MWHs, respectively.  The total projected cost of the 227.5 MW expanded project, including AFUDC, is $450 million, which is below the adjusted recovery amount of $469.7 million.  The Company entered into a turbine supply agreement with Siemens whereby the Company is to acquire 227.5 MWs of wind turbine generation at a cost in excess of $300 million.  The Company expects Crossroads to be in service by the end of 2011.

The Company is in the process of entering into an interconnection agreement with the SPP for Crossroads.  As part of the multi-study interconnection process, the SPP conducted an interim operational study to determine the impact Crossroads will have on the existing transmission system.  The SPP verbally indicated that limited interconnection would be necessary to address system stability limitations.  In order to enable full interconnection of Crossroads, the Company put forth a mitigation proposal, consisting of a system protection relay system, which has recently received all the necessary SPP working group and December 30, 2010, the SPP posted the results of its interim operational study to reflect the SPP approval of the mitigation strategy.  The Company expects a final interconnection agreement to be put in place by the second quarter of 2011.

Market-Based Rate Authority

On December 22, 2003, the Company and OER filed a triennial market power update with the FERC based on the supply margin assessment test.  On May 13, 2004, the FERC directed all utilities with pending three year market-based reviews to revise the generation market power portion of their three year review to address two new interim tests, a pivotal supplier screen test and a market share screen test.  On February 7, 2005, the Company and OER submitted a compliance filing to the FERC that applied the interim tests to the Company and OER.  On June 7, 2005, the FERC issued an order finding that the Company and OER had failed the market share screen test meant to determine whether entities with market-based rate authority have market power in wholesale power markets.  Based on the failed market share screen test, the FERC established a rebuttable presumption that the Company and OER have the ability to exercise market power in the Company’s control area.  On August 8, 2005, the Company and OER informed the FERC that they would:  (i) adopt the FERC default rate mechanism for sales of one week or less to loads that sink in the Company’s control area and (ii) commit not to enter into any sales with a duration of between one week and one year to loads that sink in the Company’s control area.  The Company and OER also informed the FERC that any new agreements for long-term sales (one year or longer in duration) to loads that sink in the Company’s control area would be filed with the FERC and that the Company and OER would not make such sales under their respective market-based rate tariffs.  On March 21, 2006, the FERC issued an order conditionally accepting the Company’s and OER’s proposal to mitigate the presumption of market power in the Company’s control area.  First, the FERC accepted the additional information related to first-tier markets submitted by the Company and OER, and concluded that the Company and OER satisfy the FERC’s generation market power standard for directly interconnected first-tier control areas.  Second, the FERC directed the Company and OER to make certain revisions to its mitigation proposal and file a cost-based rate tariff for short-term sales (one week or less) made within the Company’s control area. The FERC also expanded the scope of the proposed mitigation to all sales made within the Company’s control area (instead of only to sales sinking to load within the Company’s control area).  As part of the market-based rate matter, the Company and OER have filed a series of tariff revisions to comply with the FERC orders and such revisions have been accepted by the FERC.  Also, as part of the mitigation for the failed market share screen test discussed above, on an ongoing basis, the Company and OER file change of status reports and triennial market power reports according to the FERC orders and regulations.  In July 2009, the Company and OER filed a triennial market power update with the FERC which reported that there have been no significant changes to the Company’s and OER’s market-based rate authority. On July 21, 2010, the FERC issued an order accepting the Company’s July 2009 triennial market power update and found no change from the previous market-based rate authorizations.

On October 14, 2010, OER filed with the FERC a Notice of Cancellation of OER’s market-based rate tariff.  OER does not currently make wholesale sales pursuant to its market-based rate authorization, has not done so in several years and does not anticipate doing so in the foreseeable future. Additionally, OER has no outstanding transactions under its market-based rate tariff, so no customers will be affected by the filing.  OER also requested a waiver of the prior notice filing requirement to allow termination of its market-based rate tariff effective as of October 13, 2010. On November 22, 2010, the FERC issued an order approving OER’s Notice of Cancellation, effective December 13, 2010.

On November 9, 2010, OER filed with the FERC a Notice of Cancellation of OER’s cost-based rate tariff. OER does not currently make wholesale sales pursuant to its cost-based rate authorization, has not done so in several years and does not anticipate doing so in the foreseeable future. Additionally, OER has no outstanding transactions under its cost-based rate tariff, so no customers will be affected by the filing. OER also requested a waiver of the prior notice filing requirement to allow termination of its cost-based rate tariff effective as of October 13, 2010.  On December 15, 2010, the FERC issued an order approving OER’s Notice of Cancellation, effective October 13, 2010.

Pending Regulatory Matters

2010 Arkansas Rate Case Filing

On September 28, 2010, the Company filed a rate case with the APSC requesting a rate increase of $17.7 million, to recover the cost of significant electric system expansions and upgrades, including high-voltage transmission lines and wind energy, that have been completed since the last rate filing in August 2008, as well as rising operating costs. If approved, the targeted implementation date for new electric rates is expected to be during the third quarter of 2011. A hearing in this matter is scheduled for May 24, 2011.

SPP Cost Tracker

On October 7, 2010, the Company filed an application with the OCC seeking recovery of the Oklahoma jurisdictional portion of (i) costs associated with transmission upgrades and facilities that have been approved by the SPP in its regional planning processes and constructed by other transmission owners throughout the SPP that have been allocated to the Company through the FERC-approved transmission rates and (ii) SPP administrative fees. The Company requested authorization to implement a cost tracker in order to recover from its retail customers the third-party project costs discussed above and to collect its administrative SPP cost assessment levied under Schedule 1A of the SPP open access transmission tariff, which is currently recovered in base rates.  The Company also requested authorization to establish a regulatory asset effective January 1, 2011 in order to give the Company the opportunity to recover such costs that will be paid but not recovered until the cost tracker is made effective. On February 8, 2011, all parties signed a settlement agreement in this matter which would allow the Company to begin recovering the incremental transmission costs allocated to the Company by the SPP for base plan transmission projects built by other transmission owners in the SPP through a recovery rider effective January 1, 2011. The Company anticipates recovering $1.8 million of incremental revenues in 2011 through the rider. The Company had requested the inclusion of the incremental SPP administrative fee assessment in the recovery rider. Rather than including these costs in the recovery rider, the stipulating parties agreed to allow the Company to include the projected 2012 level of the SPP administrative fee assessment in its anticipated Oklahoma rate case to be filed in the summer of 2011. A hearing on the settlement is scheduled for February 17, 2011. The Company expects to receive an order from the OCC in this matter during the second quarter of 2011.

FERC Transmission Rate Incentive Filing

On October 12, 2010, the Company submitted to the FERC revised tariff sheets to its open access transmission tariff and to the SPP open access transmission tariff to implement two limited transmission rate incentives.  If approved by the FERC, the revised tariff sheets will authorize recovery of 100 percent of all prudently incurred construction work in progress in rate base for specific 345 kV EHV transmission projects to be constructed and owned by the Company within the SPP’s region.  In addition, if approved by the FERC, the revised tariff sheets will authorize the Company to recover 100 percent of all prudently incurred development and construction costs if the transmission projects are abandoned or cancelled, in whole or in part, for reasons beyond the Company’s control.  On December 30, 2010, the FERC granted these two incentives for the Priority Projects discussed below.  Also, the Company plans to make a filing with the FERC in February 2011 to seek the incentives for at least five other projects.

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

There are several studies currently under review at the SPP including a 20-year plan to address issues of regional and interregional importance. The 20-year plan suggests overlaying the SPP footprint with a 345 kV transmission system and integrating it with neighboring regional entities. In 2009, the SPP Board of Directors approved a new report that recommended restructuring the SPP’s regional planning processes to focus on the construction of a robust transmission system, large enough in both scale and geography, to provide flexibility to meet the SPP’s future needs. The Company expects to actively participate in the ongoing study, development and transmission growth that may result from the SPP’s plans.

In 2007, the SPP notified the Company to construct 44 miles of a new 345 kV transmission line which will originate at the Company’s existing Sooner 345 kV substation and proceed generally in a northerly direction to the Oklahoma/Kansas Stateline (referred to as the Sooner-Rose Hill project). At the Oklahoma/Kansas Stateline, the line will connect to the companion line being constructed in Kansas by Westar Energy. Construction of the line is estimated to begin in mid-2011 and the line is estimated to be in service by June 2012.

 In January 2009, the Company received notification from the SPP to begin construction on 50 miles of a new 345 kV transmission line and substation upgrades at the Company’s Sunnyside substation, among other projects. In April 2009, Western Farmers Electric Cooperative assigned to the Company the construction of 50 miles of line designated by the SPP to be built by Western Farmers Electric Cooperative.  The new line will extend from the Company’s Sunnyside substation near Ardmore, Oklahoma, 123.5 miles to the Hugo substation owned by Western Farmers Electric Cooperative near Hugo, Oklahoma.  The Company began preliminary line routing and acquisition of rights-of-way in June 2009. Construction began in January 2011. When construction is completed, which is expected in April 2012, the SPP will allocate a portion of the annual revenue requirement to Company customers according to the regional cost allocation mechanism as provided in the SPP tariff for application to such improvements.

On April 28, 2009, the SPP approved the Balanced Portfolio 3E projects.  Balanced Portfolio 3E includes four projects to be built by the Company and includes: (i) construction of 120 miles of transmission line from the Company’s Seminole substation in a northeastern direction to the Company’s Muskogee substation at a cost of $180 million for the Company, which is expected to be in service by December 2013, (ii) construction of 72 miles of transmission line from the Company’s Woodward District EHV substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at a cost of $120 million for the Company, which is expected to be in service by April 2014, (iii) construction of 38 miles of transmission line from the Company’s Sooner substation in an eastern direction to the Grand River Dam Authority Cleveland substation at an estimated cost of $65 million for the Company, which is expected to be in service by December 2012 and (iv) construction of a new substation near Anadarko which is expected to consist of a 345/138 kV transformer and substation breakers and will be built in the Company’s portion of the Cimarron-Lawton East Side 345 kV line at an estimated cost of $15 million for the Company, which is expected to be in service by December 2011.  On June 19, 2009, the Company received a notice to construct the Balanced Portfolio 3E projects from the SPP.  On July 23, 2009, the Company responded to the SPP that the Company will construct the Balanced Portfolio 3E projects discussed above beginning in early 2011.

On April 27, 2010, the SPP approved, contingent upon approval by the FERC of a regional cost allocation methodology filed with the FERC by the SPP, a set of transmission projects titled “Priority Projects.” The Priority Projects consist of several transmission projects, two of which have been assigned to the Company. The 345 kV projects include: (i) construction of 92 miles of transmission line from the Company’s Woodward District EHV substation to a companion transmission line to be built by Southwestern Public Service to its Hitchland substation in the Texas Panhandle at a cost of $180 million for the Company, which is expected to be in service by June 2014 and (ii) construction of 80 miles of transmission line from the Company’s Woodward District EHV substation to a companion transmission line at the Kansas border to be built by either Mid-Kansas Electric Company or another company assigned by Mid-Kansas Electric Company at a cost of $135 million to the Company, which is expected to be in service by December 2014. On June 17, 2010, the FERC approved the cost allocation filed by the SPP and notices to construct these Priority Projects were issued by the SPP on June 30, 2010. On September 27, 2010, the Company responded to the SPP that the Company will construct the Priority Projects discussed above beginning in June 2012. The scope of the Woodward District EHV substation/Kansas border Priority Project was subsequently revised and the SPP Board of Directors approved this revision in October 2010. The SPP issued a revised notice to construct for this Priority Project on November 22, 2010. On February 4, 2011, the Company responded to the SPP that the Company will construct the revised Priority Project.

The capital expenditures related to the Sooner-Rose Hill, Sunnyside-Hugo, Balanced Portfolio 3E and Priority Projects are presented in the summary of capital expenditures for known and committed projects in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Capital Requirements and Financing Activities.”

Review of the Company’s Fuel Adjustment Clause for Calendar Year 2009

On October 29, 2010, the OCC Staff filed an application for a public hearing to review and monitor the Company’s application of the 2009 fuel adjustment clause.  On December 28, 2010, the Company responded by filing the necessary information and documents to satisfy the OCC’s minimum filing requirement rules. A procedural schedule was established in this matter with a hearing scheduled to begin on April 28, 2011.

North American Electric Reliability Corporation

The Energy Policy Act of 2005 gave the FERC authority to establish mandatory electric reliability rules enforceable with monetary penalties.  The FERC approved the NERC as the Electric Reliability Organization for North America and delegated to it the development and enforcement of electric transmission reliability rules.  In September 2009, the Company completed a NERC CIP spot check audit. Resolution of any audit findings is expected in early 2011; however, the Company does not expect the resolution of any audit findings to have a material impact on its operations.  The Company is subject to a NERC compliance audit every three years as well as periodic spot check audits.  The next compliance audit is scheduled for April 2011, which will incorporate both NERC CIP and non-CIP standards.

State Legislative Initiative

House Bill 3028 became effective in May 2010 and established an Oklahoma renewable portfolio standard with a statewide goal of renewable energy capacity (on an installed electric generation capacity basis) of 15 percent by year 2015. House Bill 3028 also designated natural gas as the preferred fuel for all new fossil fuel electric generation in Oklahoma until year 2020, but provides that the OCC may determine that a fossil fuel other than natural gas is in the best interest of customers.  By the year 2012, the Company expects that its installed electric generation capacity basis for wind-powered units will be 10 percent.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company as of December 31, 2010 and 2009, and the related statements of income, changes in stockholder’s equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oklahoma Gas and Electric Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 17, 2011

Supplementary Data

Interim Financial Information (Unaudited)

In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary to fairly present the Company’s results of operations for such periods:

Quarter ended (In millions)		March 31	June 30	September 30	December 31	Total

Operating revenues	2010	$444.0	$512.8	$723.0	$430.1	$2,109.9
	2009	$336.7	$425.3	$577.9	$411.3	$1,751.2

Operating income	2010	$31.9	$113.0	$231.0	$37.8	$413.7
	2009	$18.8	$96.5	$193.2	$45.6	$354.1

Net income	2010	$1.2	$60.0	$142.1	$12.4	$215.7
	2009	$1.3	$56.4	$123.2	$19.5	$200.4

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure.  As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934), the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an attestation report on the Company’s internal control over financial reporting.  This report appears on the following page.

/s/ Peter B. Delaney	/s/ Danny P. Harris
Peter B. Delaney, Chairman of the Board	Danny P. Harris, President
and Chief Executive Officer	and Chief Operating Officer

/s/ Sean Trauschke	/s/ Scott Forbes
Sean Trauschke, Vice President	Scott Forbes, Controller
and Chief Financial Officer	and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited Oklahoma Gas and Electric Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oklahoma Gas and Electric Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oklahoma Gas and Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and statements of capitalization of Oklahoma Gas and Electric Company as of December 31, 2010 and 2009, and the related statements of income, changes in stockholder’s equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010 of Oklahoma Gas and Electric Company and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 17, 2011

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

Fees for Independent Auditors

Year ended December 31	2010	2009
Integrated audit of the Company’s financial statements and internal control over
financial reporting	$1,530,000	$1,530,000
Services in support of debt and stock offerings	60,000	125,000
Other (A)	410,000	399,000
Total audit fees (B)	2,000,000	2,054,000

Employee benefit plan audits	110,000	104,000
Other	---	19,100
Total audit-related fees	110,000	123,100

Assistance with examinations and other return issues	105,675	405,990
Review of Federal and state tax returns	80,830	75,500
Total tax preparation and compliance fees	186,505	481,490
Other tax services	81,220	13,655
Total tax fees	267,725	495,145
Total fees	$2,377,725	$2,672,245

(A)  Includes reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, preparation for Audit Committee meetings and fees for consulting with the Company’s executives regarding accounting issues.
(B) The aggregate audit fees include fees billed for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.  For 2010, this amount includes estimated billings for the completion of the 2010 audit, which were rendered after year-end.

All Other Fees

There were no other fees billed by the independent auditors to OGE Energy in 2010 and 2009 for other services.

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

For 2010, 100 percent of the audit fees, audit-related fees, tax fees and all other fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  1. Financial Statements

The following financial statements and supplementary data are included in Part II, Item 8 of this Annual Report:

•	Statements of Income for the years ended December 31, 2010, 2009 and 2008

•	Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Balance Sheets at December 31, 2010 and 2009

•	Statements of Capitalization at December 31, 2010 and 2009

•	Statements of Changes in Stockholder’s Equity for the years ended December 31, 2010, 2009 and 2008

•	Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

•	Notes to Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control)

Supplementary Data

•	Interim Financial Information

2. Financial Statement Schedule (included in Part IV)	Page

Schedule II - Valuation and Qualifying Accounts	102

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

3.01	Copy of Restated Certificate of Incorporation. (Filed as Exhibit 4.01 to the Company’s Registration Statement No. 33-59805, and incorporated by reference herein)
3.02	Copy of Amended Oklahoma Gas and Electric Company By-laws. (Filed as Exhibit 3.02 to OGE Energy’s Form 8-K filed January 23, 2007 (File No. 1-12579) and incorporated by reference herein)
4.01
Trust Indenture dated October 1, 1995, from the Company to Boatmen’s First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.02
Supplemental Trust Indenture No. 1 dated October 16, 1995, being a supplemental instrument to Exhibit 4.01 hereto.  (Filed as Exhibit 4.01 to the Company’s Form 8-K filed October 24, 1995 (File No. 1-1097) and incorporated by reference herein)

4.03
Supplemental Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company’s Form 8-K filed July 17, 1997 (File No. 1-1097) and incorporated by reference herein)

4.04
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company’s Form 8-K filed April 16, 1998 (File No. 1-1097) and incorporated by reference herein)

4.05
Supplemental Indenture No. 4, dated as of October 15, 2000, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to the Company’s Form 8-K filed October 20, 2000 (File No. 1-1097) and incorporated by reference herein)

4.06
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to Registration Statement No. 333-104615 and incorporated by reference herein)

4.07
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to the Company’s Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein)

4.08
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.08 to the Company’s Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein)

4.09
Supplemental Indenture No. 8 dated as of January 15, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company’s Form 8-K filed January 31, 2008 (File No. 1-1097) and incorporated by reference herein)

4.10
Supplemental Indenture No. 9 dated as of September 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company’s Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein)

4.11
Supplemental Indenture No. 10 dated as of December 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company’s Form 8-K filed December 11, 2008 (File No. 1-1097) and incorporated by reference herein)

4.12
Supplemental Indenture No. 11 dated as of June 1, 2010 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to the Company’s Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein)

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
10.24*
OGE Energy’s 2008 Annual Incentive Compensation Plan.  (Filed as Annex B to OGE Energy’s Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

10.25*
Form of Amended and Restated Employment Agreement with current officers of the Company. (Filed as Exhibit 10.01 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.26*
Amended and Restated Employment Agreement with Peter B. Delaney. (Filed as Exhibit 10.02 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.27*
Form of Employment Agreement with future officers of the Company. (Filed as Exhibit 10.02 to OGE Energy’s Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12579) and incorporated by reference herein)

10.28*
Form of Restricted Stock Agreement under 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy’s Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.29*	Directors’ Compensation. (Filed as Exhibit 10.34 to OGE Energy’s Form 10-K for the year ended December 31, 2010 (File No. 1-12579) and incorporated by reference herein)
10.30*	Executive Officer Compensation. (Filed as Exhibit 10.35 to OGE Energy’s Form 10-K for the year ended December 31, 2010 (File No. 1-12579) and incorporated by reference herein)
10.31*
Employment Arrangement between OGE Energy and Sean Trauschke, the Company’s Chief Financial Officer. (Filed as Exhibit 10.01 to OGE Energy’s Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.32*
Employment Agreement between OGE Energy and Sean Trauschke, the Company’s Chief Financial Officer. (Filed as Exhibit 10.01 to OGE Energy’s Form 8-K filed May 8, 2009 (File No. 1-12579) and incorporated by reference herein)

10.33
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to the Company’s OU Spirit application. (Filed as Exhibit 99.02 to OGE Energy’s Form 8-K filed December 2, 2009 (File No. 1-12579) and incorporated by reference herein)

10.34
Agreement, dated February 17, 2010, between the Company and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy’s Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein)

10.35*
Amendment No. 1 to OGE Energy’s Restoration of Retirement Income Plan. (Filed as Exhibit 10.40 to OGE Energy’s Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.36*
Amendment No. 1 to OGE Energy’s Deferred Compensation Plan. (Filed as Exhibit 10.41 to OGE Energy’s Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.37
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to the Company’s Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy’s Form 8-K filed June 1, 2010 (File No. 1-12579) and incorporated by reference herein)

10.38
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to the Company’s Crossroads application. (Filed as Exhibit 99.01 to OGE Energy’s Form 8-K filed July 1, 2010 (File No. 1-12579) and incorporated by reference herein)

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

99.05
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to the Company’s Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy’s Form 8-K filed July 7, 2010 (File No. 1-12579) and incorporated by reference herein)

99.06
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
* Represents executive compensation plans and arrangements.

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts		Deductions	Period
(In millions)

Year Ended December 31, 2008

Reserve for Uncollectible Accounts	$3.4	$2.9	$	---	$4.0 (A)	$2.3

Year Ended December 31, 2009

Reserve for Uncollectible Accounts	$2.3	$3.1	$	---	$3.7 (A)	$1.7

Year Ended December 31, 2010

Reserve for Uncollectible Accounts	$1.7	$2.7	$	---	$2.8 (A)	$1.6

(A) Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 17th day of February, 2011.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/ Peter B. Delaney
Peter B. Delaney
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Delaney
Peter B. Delaney	Principal Executive
	Officer and Director;	February 17, 2011
/s/ Sean Trauschke
Sean Trauschke	Principal Financial Officer; and	February 17, 2011

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 17, 2011

James H. Brandi	Director;

Wayne H. Brunetti	Director;

Luke R. Corbett	Director;

Kirk Humphreys	Director;

Robert Kelley	Director;

Robert O. Lorenz	Director; and

Leroy C. Richie	Director.

/s/ Peter B. Delaney
By Peter B. Delaney (attorney-in-fact)	February 17, 2011

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.