Form 10-Q
period 2011-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2011-11-03
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☑  No
At September 30, 2011, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2010 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
APSC	Arkansas Public Service Commission
BART	Best Available Retrofit Technology
Company	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
Crossroads	Company's Crossroads wind project in Dewey County, Oklahoma
Dry Scrubbers	Dry flue gas desulfurization units with Spray Dryer Absorber
Enogex	Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OER	OGE Energy Resources LLC, wholly-owned subsidiary of Enogex LLC
Off-system sales	Sales to other utilities and power marketers
OGE Energy	OGE Energy Corp., parent company of the Company
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to the Company's customers
Windspeed	Company's transmission line from Oklahoma City, Oklahoma to Woodward, Oklahoma

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
OPERATING REVENUES	$774.8	$723.0	$1,765.6	$1,679.8
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)	334.7	311.2	808.4	792.8
Gross margin on revenues	440.1	411.8	957.2	887.0
OPERATING EXPENSES
Other operation and maintenance	108.3	110.8	324.3	305.9
Depreciation and amortization	54.9	53.1	158.8	153.4
Taxes other than income	18.2	16.9	56.1	51.8
Total operating expenses	181.4	180.8	539.2	511.1
OPERATING INCOME	258.7	231.0	418.0	375.9
OTHER INCOME (EXPENSE)
Interest income	0.2	0.1	0.4	0.1
Allowance for equity funds used during construction	5.9	2.6	16.1	7.2
Other income	(3.1)	(1.1)	3.2	2.2
Other expense	(3.4)	(0.4)	(4.9)	(1.4)
Net other income (expense)	(0.4)	1.2	14.8	8.1
INTEREST EXPENSE
Interest on long-term debt	31.0	27.7	87.9	76.9
Allowance for borrowed funds used during construction	(2.9)	(1.3)	(8.1)	(3.5)
Interest on short-term debt and other interest charges	0.7	1.0	2.4	3.4
Interest expense	28.8	27.4	82.2	76.8
INCOME BEFORE TAXES	229.5	204.8	350.6	307.2
INCOME TAX EXPENSE	70.9	62.7	107.0	103.9
NET INCOME	$158.6	$142.1	$243.6	$203.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Net income	$158.6	$142.1	$243.6	$203.3
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging gains (losses), net of tax of ($0.1)
million, ($0.5) million, $0.1 million and ($1.3) million, respectively	(0.1)	(0.8)	0.1	(2.0)
Other comprehensive income (loss), net of tax	(0.1)	(0.8)	0.1	(2.0)
Comprehensive income (loss)	$158.5	$141.3	$243.7	$201.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$243.6	$203.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	158.8	153.4
Deferred income taxes and investment tax credits, net	83.6	130.2
Allowance for equity funds used during construction	(16.1)	(7.2)
Stock-based compensation expense	2.2	—
Regulatory assets	9.6	15.4
Regulatory liabilities	0.6	(10.3)
Other assets	(3.2)	2.9
Other liabilities	(53.6)	(51.5)
Change in certain current assets and liabilities
Accounts receivable, net	(115.0)	(76.5)
Accrued unbilled revenues	(9.8)	(11.2)
Fuel, materials and supplies inventories	59.9	(4.8)
Gas imbalance assets	0.1	0.1
Fuel clause under recoveries	(32.2)	(0.6)
Other current assets	4.7	4.4
Accounts payable	(22.1)	5.0
Accounts payable - affiliates	(3.3)	(0.3)
Income taxes payable - parent	23.4	92.5
Gas imbalance liabilities	0.1	—
Fuel clause over recoveries	(21.4)	(119.5)
Other current liabilities	34.9	19.8
Net Cash Provided from Operating Activities	344.8	345.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(620.4)	(446.9)
Reimbursement of capital expenditures	37.2	21.2
Proceeds from sale of assets	0.5	1.0
Net Cash Used in Investing Activities	(582.7)	(424.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	246.3	246.2
Capital contribution from OGE Energy	50.0	—
Dividends paid on common stock	—	(30.3)
Changes in advances with parent	(58.4)	(136.3)
Net Cash Provided from Financing Activities	237.9	79.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
(In millions)	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.3 and $1.6, respectively	$257.3	$142.3
Accrued unbilled revenues	66.6	56.8
Advances to parent	103.9	68.9
Fuel inventories	68.5	134.9
Materials and supplies, at average cost	83.6	77.1
Gas imbalances	—	0.1
Deferred income taxes	14.4	10.7
Fuel clause under recoveries	33.2	1.0
Other	15.7	20.4
Total current assets	643.2	512.2
OTHER PROPERTY AND INVESTMENTS, at cost	2.7	2.9
PROPERTY, PLANT AND EQUIPMENT
In service	7,271.4	7,043.6
Construction work in progress	658.2	328.1
Total property, plant and equipment	7,929.6	7,371.7
Less accumulated depreciation	2,565.2	2,494.4
Net property, plant and equipment	5,364.4	4,877.3
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	415.3	489.4
Other	26.2	16.3
Total deferred charges and other assets	441.5	505.7
TOTAL ASSETS	$6,451.8	$5,898.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

	September 30,	December 31,
	2011	2010
(In millions)	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.1	$4.4
Accounts payable - other	142.1	144.1
Customer deposits	65.2	63.2
Accrued taxes	48.3	31.2
Accrued interest	29.6	41.6
Accrued compensation	29.7	22.2
Price risk management	1.6	1.3
Gas imbalances	0.1	—
Fuel clause over recoveries	8.5	29.9
Other	60.6	40.3
Total current liabilities	386.8	378.2
LONG-TERM DEBT	2,039.2	1,790.4
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	145.4	259.8
Deferred income taxes	1,140.0	1,055.3
Deferred investment tax credits	6.9	9.4
Regulatory liabilities	223.2	193.1
Price risk management	1.7	2.2
Other	34.5	31.6
Total deferred credits and other liabilities	1,551.7	1,551.4
Total liabilities	3,977.7	3,720.0
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,010.7	958.4
Retained earnings	1,465.4	1,221.8
Accumulated other comprehensive loss, net of tax	(2.0)	(2.1)
Total stockholder's equity	2,474.1	2,178.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,451.8	$5,898.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

		Premium		Accumulated
		on		Other
	Common	Common	Retained	Comprehensive
(In millions)	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2010	$100.9	$857.5	$1,221.8	$(2.1)	$2,178.1
Comprehensive income (loss)
Net income	—	—	243.6	—	243.6
Other comprehensive income (loss), net
of tax	—	—	—	0.1	0.1
Comprehensive income (loss)	—	—	243.6	0.1	243.7
Stock-based compensation	—	2.3	—	—	2.3
Capital contribution from OGE Energy	—	50.0	—	—	50.0
Balance at September 30, 2011	$100.9	$909.8	$1,465.4	$(2.0)	$2,474.1

Balance at December 31, 2009	$100.9	$857.5	$1,066.3	$(0.4)	$2,024.3
Comprehensive income (loss)
Net income	—	—	203.3	—	203.3
Other comprehensive income (loss), net
of tax	—	—	—	(2.0)	(2.0)
Comprehensive income (loss)	—	—	203.3	(2.0)	201.3
Dividends declared on common stock	—	—	(60.3)	—	(60.3)
Balance at September 30, 2010	$100.9	$857.5	$1,209.3	$(2.4)	$2,165.3

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

In the opinion of management, all adjustments necessary to fairly present the financial position of the Company at September 30, 2011 and December 31, 2010, the results of its operations for the three and nine months ended September 30, 2011 and 2010 and the results of its cash flows for the nine months ended September 30, 2011 and 2010, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in the Company's 2010 Form 10-K.

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

The following table is a summary of the Company's regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2011	2010
Regulatory Assets
Current
Fuel clause under recoveries	$33.2	$1.0
Other (A)	8.7	4.9
Total Current Regulatory Assets	$41.9	$5.9
Non-Current
Benefit obligations regulatory asset	$274.0	$365.5
Income taxes recoverable from customers, net	51.8	43.3
Smart Grid	29.4	14.2
Deferred storm expenses	25.5	28.6
Unamortized loss on reacquired debt	14.5	15.3
Deferred Pension expenses	10.2	13.5
Red Rock deferred expenses	6.9	7.2
Other	3.0	1.8
Total Non-Current Regulatory Assets	$415.3	$489.4
Regulatory Liabilities
Current
Smart Grid rider over collections (B)	$23.5	$10.4
Fuel clause over recoveries	8.5	29.9
Other (B)	15.7	10.5
Total Current Regulatory Liabilities	$47.7	$50.8
Non-Current
Accrued removal obligations, net	$204.5	$184.9
Pension tracker	18.7	8.2
Total Non-Current Regulatory Liabilities	$223.2	$193.1

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

Management continuously monitors the future recoverability of regulatory assets.  When in management's judgment future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate.  If the Company were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets, of which the financial effects could be significant.

Related Party Transactions

OGE Energy charged operating costs to the Company of $31.4 million and $27.0 million during the three months ended September 30, 2011 and 2010, respectively, and $95.8 million and $76.8 million during the nine months ended September 30, 2011 and 2010, respectively. OGE Energy charges operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries.  Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During each of the three months ended September 30, 2011 and 2010, the Company recorded an expense from its affiliate, Enogex, of $8.7 million for transporting gas to the Company's natural gas-fired generating facilities.  During each of the nine months ended September 30, 2011 and 2010, the Company recorded an expense from Enogex of $26.1 million for transporting gas to the Company's natural gas-fired generating facilities. During each of the three months ended September 30, 2011 and 2010, the Company recorded an expense from Enogex of $3.2 million for natural gas storage services.  During each of the nine months ended September 30, 2011 and 2010, the Company recorded an expense from Enogex of $9.5 million for natural gas storage services. During the three months ended September 30, 2011 and 2010, the Company also recorded natural gas purchases from Enogex, through its subsidiary, OER, of $10.0 million and $16.6 million, respectively. During the nine months ended September 30,

2011 and 2010, the Company recorded natural gas purchases from Enogex, through its subsidiary, OER, of $31.4 million and $42.1 million, respectively. There are $1.4 million and $4.3 million of natural gas purchases recorded at September 30, 2011 and December 31, 2010, respectively, which are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities.

On July 1, 2009, the Company, Enogex and OER entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at the Company resulting from the cost of generation associated with a wholesale power sales contract with the Oklahoma Municipal Power Authority.  Enogex sold physical natural gas to OER, and the Company entered into an offsetting natural gas swap with OER.  These transactions are for 50,000 million British thermal units per month from August 2009 to December 2013 (see Note 3).

During the nine months ended September 30, 2010, the Company declared dividends to OGE Energy of $60.3 million. There were no dividends declared during the nine months ended September 30, 2011.

In June 2011, OGE Energy made a capital contribution to the Company for $50.0 million.

2.	Fair Value Measurements

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

At September 30, 2011 and December 31, 2010, the Company had no gross derivative assets measured at fair value on a recurring basis.  At September 30, 2011 and December 31, 2010, the Company had $3.3 million and $3.5 million, respectively, of gross derivative liabilities measured at fair value on a recurring basis which are considered level 2 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of the Company's financial instruments, including derivative contracts related to the Company's PRM activities, at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Price Risk Management Liabilities
Energy Derivative Contracts	$3.3	$3.3	$3.5	$3.5
Long-Term Debt
Senior Notes	$1,903.8	$2,362.8	$1,655.0	$1,831.5
Industrial Authority Bonds	135.4	135.4	135.4	135.4

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

At September 30, 2011 and December 31, 2010, the only derivative instruments that were designated as cash flow hedges were the related party natural gas swaps with OER discussed above.

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

At September 30, 2011 and December 31, 2010, the Company had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At September 30, 2011 and December 31, 2010, the Company had no material derivative instruments that were not designated as hedging instruments.

Credit-Risk Related Contingent Features in Derivative Instruments

At September 30, 2011, the Company had no derivative instruments that contain credit-risk related contingent features.

4.	Stock-Based Compensation

The following table summarizes the Company's pre-tax compensation expense and related income tax benefit for the three and nine months ended September 30, 2011 and 2010 related to the Company's portion of OGE Energy's performance units and restricted stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Performance units
Total shareholder return	$0.4	$0.3	$1.2	$1.0
Earnings per share	0.2	0.2	0.8	0.4
Total performance units	0.6	0.5	2.0	1.4
Restricted stock	0.1	—	0.1	0.2
Total compensation expense	$0.7	$0.5	$2.1	$1.6
Income tax benefit	$0.4	$0.2	$0.7	$0.7

The following table summarizes the activity of the Company's stock-based compensation during the three months ended September 30, 2011.

	Shares	Shares
	Related to	Related to
	OGE Energy	the Company	Fair Value
Grants
Restricted stock	14,218	—	$49.24

OGE Energy has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  During the three and nine months ended September 30, 2011, there were 14,718 shares and 284,423 shares, respectively, of new common stock issued pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants and payouts of earned performance units, of which none and 55,301 shares, respectively, related to the Company's employees. During the three and nine months ended September 30, 2011, there were 1,150 shares and 3,810 shares, respectively, of restricted stock returned to OGE Energy to satisfy tax liabilities, of which none related to the Company's employees.

5.	Accumulated Other Comprehensive Loss

The balance of Accumulated Other Comprehensive Loss was $2.0 million and $2.1 million at September 30, 2011 and December 31, 2010, respectively, related to deferred commodity contracts hedging activity.

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

7.	Long-Term Debt

At September 30, 2011, the Company was in compliance with all of its debt agreements.

The Company has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds at various dates prior to the maturity.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.22% - 0.44%	Garfield Industrial Authority, January 1, 2025	$47.0
0.20% - 0.44%	Muskogee Industrial Authority, January 1, 2025	32.4
0.29% - 0.50%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

At September 30, 2011 and December 31, 2010, there were $103.9 million and $68.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy's revolving credit amount.  This agreement has a termination date of January 9, 2013.  At September 30, 2011, there were no intercompany borrowings under this agreement.  The Company also has $389.0 million of liquidity under a bank facility which is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2011, there was $2.2 million supporting letters of credit at a weighted-average interest rate of 0.14 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at September 30, 2011.  At September 30, 2011, the Company had less than $0.1 million in cash and cash equivalents.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of the Company's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011 (A)	2010 (A)	2011 (B)	2010 (B)
Service cost	$2.7	$2.5	$8.1	$7.5
Interest cost	6.6	6.4	19.7	19.1
Expected return on plan assets	(9.3)	(8.6)	(28.0)	(25.7)
Amortization of net loss	3.9	4.4	11.7	13.2
Amortization of unrecognized prior service cost	0.6	0.7	1.9	1.9
Net periodic benefit cost	$4.5	$5.4	$13.4	$16.0

	Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011 (A)	2010 (A)	2011 (B)	2010 (B)
Interest cost	$—	$—	$0.1	$0.1
Amortization of net loss	0.1	—	0.1	—
Amortization of unrecognized prior service cost	0.1	0.1	0.2	0.2
Net periodic benefit cost	$0.2	$0.1	$0.4	$0.3

(A)
In addition to the $4.7 million and $5.5 million of net periodic benefit cost recognized during the three months ended September 30, 2011 and 2010, respectively, the Company recognized an increase in pension expense during the three months ended September 30, 2011 and 2010 of $2.7 million and $2.3 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(B)	In addition to the $13.8 million and $16.3 million of net periodic benefit cost recognized during the nine months ended

September 30, 2011 and 2010, respectively, the Company recognized an increase in pension expense during the nine months ended September 30, 2011 and 2010 of $8.0 million and $5.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011 (C)	2010	2011 (C)	2010
Service cost	$0.7	$0.8	$1.8	$2.2
Interest cost	2.5	3.4	7.5	10.3
Expected return on plan assets	(1.3)	(1.7)	(3.7)	(5.0)
Amortization of transition obligation	0.6	0.6	1.9	1.9
Amortization of net loss	3.9	2.6	11.6	7.7
Amortization of unrecognized prior service cost	(3.4)	—	(10.2)	—
Net periodic benefit cost	$3.0	$5.7	$8.9	$17.1
(C) In addition to the $3.0 million and $8.9 million of net periodic benefit cost recognized during the three and nine months ended September 30, 2011, respectively, the Company recognized an increase in postretirement medical expense during the three and nine months ended September 30, 2011 of $0.8 million and $2.5 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

Pension Plan Funding

In the third quarter of 2011, OGE Energy contributed $10 million to its Pension Plan, of which $9.3 million was the Company's portion, for a total contribution of $50 million to its Pension Plan during 2011, of which $47 million was the Company's portion.  No additional contributions are expected in 2011.

10.	Commitments and Contingencies

Except as set forth below and in Note 11, the circumstances set forth in Notes 12 and 13 to the Company's Financial Statements included in the Company's 2010 Form 10-K appropriately represent, in all material respects, the current status of the Company's material commitments and contingent liabilities.

Railcar Lease Agreement

The Company has a noncancellable operating lease with purchase options, covering 1,392 coal hopper railcars to transport coal from Wyoming to the Company's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through the Company's tariffs and fuel adjustment clauses. On December 15, 2010, the Company renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If the Company chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of $22.8 million.

On February 10, 2009, the Company executed a short-term lease agreement for 270 railcars in accordance with new coal transportation contracts with BNSF Railway and Union Pacific.  These railcars were needed to replace railcars that have been taken out of service or destroyed.  The lease agreement expired with respect to 135 railcars on November 2, 2009 and was not replaced.  The lease agreement with respect to the remaining 135 railcars expired on March 5, 2010 and was subsequently terminated.

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

Crossroads Wind Project

As previously disclosed, on July 29, 2010, the Company received an order from the OCC authorizing the Company to recover from Oklahoma customers the cost to construct Crossroads, with the rider being implemented as the individual turbines are placed in service. The wind turbines started being placed in service in September 2011. As part of this project, on June 16, 2011, the Company entered into an interconnection agreement with the SPP for Crossroads which will allow Crossroads to interconnect at the anticipated 227.5 megawatts.

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

SPP Cost Tracker

On October 7, 2010, the Company filed an application with the OCC seeking recovery of the Oklahoma jurisdictional portion of (i) costs associated with transmission upgrades and facilities that have been approved by the SPP in its regional planning processes and constructed by other non-Company transmission owners throughout the SPP that have been allocated to the Company through the FERC-approved transmission rates and (ii) SPP administrative fees. The Company requested authorization to implement a cost tracker in order to recover from its retail customers the third-party project costs discussed above and to collect its administrative SPP cost assessment levied under Schedule 1A of the SPP open access transmission tariff, which is currently recovered in base rates.  The Company also requested authorization to establish a regulatory asset effective January 1, 2011 in order to give the Company the opportunity to recover such costs that will be paid but not recovered until the cost tracker is made effective. On February 8, 2011, all parties signed a settlement agreement in this matter which would allow the Company to recover the costs discussed in (i) above through a recovery rider effective January 1, 2011. The Company anticipates recovering $1.8 million of incremental revenues in 2011 through the rider. Rather than including the costs of the SPP administrative fee assessment in the recovery rider, the stipulating parties agreed to allow the Company to include the projected 2012 level of the SPP administrative fee assessment in its next Oklahoma rate case which was filed in July 2011. The settlement agreement also stated that in the Company's 2011 Oklahoma general rate case filing, the Company would propose that recovery in base rates for the costs of transmission projects it constructs and owns and that are authorized by the SPP in its regional planning processes should be limited to the Oklahoma retail jurisdictional share of the costs for such projects allocated to the Company by the SPP.  On March 28, 2011, the OCC issued an order in this matter approving the settlement agreement.

Review of the Company's Fuel Adjustment Clause for Calendar Year 2009

On October 29, 2010, the OCC Staff filed an application for a public hearing to review and monitor the Company's application of the 2009 fuel adjustment clause.  On December 28, 2010, the Company responded by filing the necessary information and documents to satisfy the OCC's minimum filing requirement rules. An intervenor representing a group of the Company's industrial customers filed testimony on March 11, 2011 seeking a $15.5 million refund related to (i) a purported failure by the Company to maximize the use of its coal-fired power plants and (ii) an inappropriate extension of the existing gas transportation and storage contract between the Company and Enogex.  The Company filed rebuttal testimony on April 4, 2011 in opposition to the claims of the intervenor.  On August 11, 2011, all parties to this case signed a settlement agreement in this matter, stating that (i) the Company was prudent in its operations during 2009; (ii) a third party expert should be hired to evaluate the Company's future gas transportation and storage needs and that the Company should file a plan for meeting its future gas transportation and storage needs by mid-2012; and (iii) with respect to the existing gas transportation and storage contract with Enogex, the Company will return $8.4 million to its customers in settlement for all periods under the contract through April 30, 2013. In August 2011, the Company credited $4.9 million to its customers and will credit the remaining amount on a monthly basis through April 30, 2013. The OCC issued an order approving the settlement agreement on August 29, 2011.

Smart Grid Project

As previously reported in the Company's 2010 Form 10-K, on December 17, 2010, the Company filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant awarded by the U.S. Department of Energy under the American Recovery and Reinvestment Act of 2009. On June 22, 2011, the Company reached a settlement agreement with all the parties in this matter. The Company and the other parties in this matter agreed to ask the APSC to approve the settlement agreement including the following: (i) pre-approval of system-wide deployment of smart grid technology in Arkansas and authorization for the Company to begin recovering the prudently incurred costs of the Arkansas system-wide deployment of smart grid technology through a rider mechanism that will become effective in accordance with the order approving the settlement agreement; (ii) cost recovery through the rider would commence when all of the smart meters to be deployed in Arkansas are in service; (iii) the Company guarantees that customers will receive certain operations and maintenance cost reductions resulting from the smart grid deployment as a credit to the recovery rider; and (iv) the stranded costs associated with the Company's existing meters which are being replaced by smart meters will be accumulated in a regulatory asset and recovered in base rates beginning after an order is issued in the Company's next general rate case. The Company currently expects to spend $14 million, net of funds from the U.S. Department of Energy grant, in capital expenditures to implement smart grid in Arkansas pursuant to the settlement agreement. On August 3, 2011, the APSC issued an order in this matter approving the settlement agreement.

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

Pension Tracker Modification Filing

On February 22, 2011, the Company filed an application with the OCC requesting that the Company's pension tracker be modified to include the difference between the level of retiree medical costs authorized in the Company's last rate case and the current level of these expenses as a regulatory liability, effective January 1, 2011.  On June 23, 2011, a settlement agreement was filed by parties in the case stating that the pension tracker should be modified as proposed by the Company and that the level of retiree medical costs included in base rates will be reviewed and determined in the Company's next rate case. On September 27, 2011, the OCC issued an order in this matter approving the settlement agreement.

Demand and Energy Efficiency Program Filing

To build on the success of its earlier programs and further promote energy efficiency and conservation for each class of the Company customers, on March 15, 2011, the Company filed an application with the APSC seeking approval of several programs, ranging from residential weatherization to commercial lighting.  In seeking approval of these programs, the Company also sought recovery of the program and related costs through a rider that would be added to customers' electric bills. On June 30, 2011, the APSC issued an order approving the Company's energy efficiency plan for 2011 and approving the Company's energy efficiency cost recovery rider for 2011. In Arkansas, the Company's program is expected to cost $7.0 million over a three-year period and is expected to increase the average residential electric bill by $0.00 per month.

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any federal "right of first refusal" for the incumbent transmission owner (such as the Company) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, the final rule is not intended to affect the right of an incumbent transmission owner (such as the Company) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. The final rule also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP currently has a "right of first refusal" for incumbent transmission owners and this provision has played a role in the Company being selected by the SPP to build various transmission projects in Oklahoma.

The Company is continuing to evaluate Order No. 1000 and cannot at this time determine its precise impact on the Company. Nevertheless, at the present time, the Company has no reason to believe that the implementation of Order No. 1000 will impact the Company's transmission projects currently under development and construction for which the Company has received a notice to proceed from the SPP.

Pending Regulatory Matters

2011 Oklahoma Rate Case Filing

As part of the Joint Stipulation and Settlement Agreement reached in the Company's 2009 Oklahoma rate case filing, the parties agreed that the Company would file a rate case on or before June 30, 2011. On May 27, 2011, the Company requested an extension until the end of July 2011 for filing the Oklahoma rate case. On July 28, 2011, the Company filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. The Company is requesting a return on equity of 11.00 percent based on a common equity percentage of 53 percent. Each 0.10 percent change in the requested return on equity affects the requested rate increase by $3.0 million. In its application, the Company seeks to recover increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. A hearing in this matter is scheduled for December 13, 2011. The Company expects to receive an order from the OCC in early 2012.

Review of the Company's Fuel Adjustment Clause for Calendar Year 2010
On August 19, 2011, the OCC Staff filed an application for a public hearing to review and monitor the Company's application of the 2010 fuel adjustment clause. On October 18, 2011, the Company responded by filing the necessary information and documents to satisfy the OCC's minimum filing requirement rules. A procedural schedule has not yet been established in this matter.
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

 Summary of Operating Results

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

The Company reported net income of $158.6 million and $142.1 million, respectively, during the three months ended

September 30, 2011 and 2010, an increase of $16.5 million, or 11.6 percent, primarily due to a higher gross margin from warmer weather in the Company's service territory partially offset by higher income tax expense.

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010
The Company reported net income of $243.6 million and $203.3 million, respectively, during the nine months ended September 30, 2011 and 2010, an increase of $40.3 million, or 19.8 percent, primarily due to a higher gross margin from warmer weather in the Company's service territory partially offset by higher other operation and maintenance expense and higher income tax expense. Income tax expense was higher due to higher pre-tax income which more than offset the effects of the one-time, non-cash charge during the nine months ended September 30, 2010 of $7.0 million related to the elimination of the tax deduction for the Medicare Part D subsidy (as previously reported in the Company's 2010 Form 10-K).
Recent Developments and Regulatory Matters

Crossroads Wind Project

As previously disclosed, on July 29, 2010, the Company received an order from the OCC authorizing the Company to recover from Oklahoma customers the cost to construct Crossroads, with the rider being implemented as the individual turbines are placed in service. The wind turbines started being placed in service in September 2011. As part of this project, on June 16, 2011, the Company entered into an interconnection agreement with the SPP for Crossroads which will allow Crossroads to interconnect at the anticipated 227.5 megawatts.

Review of the Company's Fuel Adjustment Clause for Calendar Year 2009

On October 29, 2010, the OCC Staff filed an application for a public hearing to review and monitor the Company's application of the 2009 fuel adjustment clause.  On December 28, 2010, the Company responded by filing the necessary information and documents to satisfy the OCC's minimum filing requirement rules. An intervenor representing a group of the Company's industrial customers filed testimony on March 11, 2011 seeking a $15.5 million refund related to (i) a purported failure by the Company to maximize the use of its coal-fired power plants and (ii) an inappropriate extension of the existing gas transportation and storage contract between the Company and Enogex.  The Company filed rebuttal testimony on April 4, 2011 in opposition to the claims of the intervenor.  On August 11, 2011, all parties to this case signed a settlement agreement in this matter, stating that (i) the Company was prudent in its operations during 2009; (ii) a third party expert should be hired to evaluate the Company's future gas transportation and storage needs and that the Company should file a plan for meeting its future gas transportation and storage needs by mid-2012; and (iii) with respect to the existing gas transportation and storage contract with Enogex, the Company will return $8.4 million to its customers in settlement for all periods under the contract through April 30, 2013. In August 2011, the Company credited $4.9 million to its customers and will credit the remaining amount on a monthly basis through April 30, 2013. The OCC issued an order approving the settlement agreement on August 29, 2011.

Pension Tracker Modification Filing

On February 22, 2011, the Company filed an application with the OCC requesting that the Company's pension tracker be modified to include the difference between the level of retiree medical costs authorized in the Company's last rate case and the current level of these expenses as a regulatory liability, effective January 1, 2011.  On June 23, 2011, a settlement agreement was filed by parties in the case stating that the pension tracker should be modified as proposed by the Company and that the level of retiree medical costs included in base rates will be reviewed and determined in the Company's next rate case. On September 27, 2011, the OCC issued an order in this matter approving the settlement agreement.

2011 Outlook

OGE Energy projects the Company to earn in 2011 between $249 million to $254 million compared to previous earnings guidance of between $209 million to $219 million. The increase in 2011 earnings guidance is primarily a result of higher expected earnings due to extremely hot summer weather in the Company's service territory.

Key assumptions for 2011 include:

•	Normal weather patterns are experienced for the remainder of the year;

•
Gross margin on revenues of $1.180 billion to $1.185 billion, which represents an increase from $1.105 billion to $1.115 billion that was assumed in the previous guidance. The increase in the gross margin projection is primarily due to the following:

•	Higher than normal weather experienced year-to-date has increased the expected gross margin, net of the impact of the guaranteed flat bill program, $49 million; and

•	Higher expected transmission revenues primarily attributed to recovery of construction work in progress, which is expected to increase gross margin by $12 million.

The Company has significant seasonality in its earnings. The Company typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected the Company's results of operations for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 and the Company's financial position at September 30, 2011.  Due to seasonal fluctuations and other factors, the operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Operating income	$258.7	$231.0	$418.0	$375.9
Net income	$158.6	$142.1	$243.6	$203.3

In reviewing its operating results, the Company believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of the Company excluding the cost of capital and income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Operating revenues	$774.8	$723.0	$1,765.6	$1,679.8
Cost of goods sold	334.7	311.2	808.4	792.8
Gross margin on revenues	440.1	411.8	957.2	887.0
Other operation and maintenance	108.3	110.8	324.3	305.9
Depreciation and amortization	54.9	53.1	158.8	153.4
Taxes other than income	18.2	16.9	56.1	51.8
Operating income	258.7	231.0	418.0	375.9
Interest income	0.2	0.1	0.4	0.1
Allowance for equity funds used during construction	5.9	2.6	16.1	7.2
Other income (loss)	(3.1)	(1.1)	3.2	2.2
Other expense	3.4	0.4	4.9	1.4
Interest expense	28.8	27.4	82.2	76.8
Income tax expense	70.9	62.7	107.0	103.9
Net income	$158.6	$142.1	$243.6	$203.3
Operating revenues by classification
Residential	$360.0	$330.9	$771.2	$729.8
Commercial	177.5	176.5	417.6	409.5
Industrial	68.2	66.2	168.2	164.5
Oilfield	49.8	49.6	127.4	125.6
Public authorities and street light	69.2	67.8	162.5	157.8
Sales for resale	22.8	19.3	50.9	50.5
Provision for rate refund	—	(0.4)	—	(0.4)
System sales revenues	747.5	709.9	1,697.8	1,637.3
Off-system sales revenues	13.6	5.8	35.5	19.7
Other	13.7	7.3	32.3	22.8
Total operating revenues	$774.8	$723.0	$1,765.6	$1,679.8
MWH (A) sales by classification (In millions)
Residential	3.5	3.2	8.0	7.6
Commercial	2.0	1.9	5.3	5.1
Industrial	1.0	1.0	2.9	2.9
Oilfield	0.8	0.8	2.4	2.3
Public authorities and street light	0.9	0.9	2.4	2.3
Sales for resale	0.4	0.4	1.1	1.1
System sales	8.6	8.2	22.1	21.3
Off-system sales	0.4	0.2	1.0	0.5
Total sales	9.0	8.4	23.1	21.8
Number of customers	788,998	782,174	788,998	782,174
Average cost of energy per KWH (B) - cents
Natural gas	4.319	4.546	4.388	4.838
Coal	2.077	1.951	2.048	1.891
Total fuel	3.155	3.084	2.963	3.063
Total fuel and purchased power	3.443	3.407	3.268	3.361
Degree days (C)
Heating - Actual	17	7	2,095	2,305
Heating - Normal	29	29	2,228	2,228
Cooling - Actual	1,761	1,541	2,687	2,286
Cooling - Normal	1,295	1,295	1,850	1,850

(A)	Megawatt-hour

(B)	Kilowatt-hour

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

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Operating Income

The Company's operating income increased $27.7 million, or 12.0 percent, during the three months ended September 30, 2011 as compared to the same period in 2010 primarily due to a higher gross margin.

Gross Margin

Gross margin was $440.1 million during the three months ended September 30, 2011 as compared to $411.8 million during the same period in 2010, an increase of $28.3 million, or 6.9 percent.  The gross margin increased primarily due to:

•	warmer weather in the Company's service territory, which increased the gross margin by $10.2 million;

•
higher transmission revenue primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction, which increased the gross margin by $6.7 million;

•	new customer growth in the Company's service territory, which increased the gross margin by $5.7 million;

•	revenues from the Arkansas rate increase, which increased the gross margin by $3.6 million;

•	higher demand and related revenues by non-residential customers in the Company's service territory, which increased the gross margin by $2.1 million; and

•	higher revenues related to the renewal of the Arkansas Valley Electric Cooperative contract (see Note 11 of Notes to Condensed Financial Statements), which increased the gross margin by $1.4 million.

These increases in gross margin were partially offset by a credit to customers related to the settlement of the Company's 2009 fuel adjustment clause review (see Note 11 of Notes to Condensed Financial Statements), which decreased the gross margin by $5.1 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $263.8 million during the three months ended September 30, 2011 as compared to $241.0 million during the same period in 2010, an increase of $22.8 million, or 9.5 percent, primarily due to higher natural gas and coal generation and higher coal prices. The Company's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers.  Purchased power costs were $69.2 million during the three months ended September 30, 2011 as compared to $69.8 million during the same period in 2010, a decrease of $0.6 million, or 0.9 percent, primarily due to a decrease in purchases in the energy imbalance service market partially offset by an increase in short-term power purchases and an increase in cogeneration costs.

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

Operating Expenses

Other operation and maintenance expenses were $108.3 million during the three months ended September 30, 2011 as compared to $110.8 million during the same period in 2010, a decrease of $2.5 million, or 2.3 percent.  The decrease in other operation and maintenance expenses was primarily due to:

•
a decrease of $3.5 million in employee benefits expense primarily due to a decrease in postretirement benefits expense related to amendments to OGE Energy's retiree medical plan adopted in January 2011 (as previously reported in the Company's Form 10-Q for the quarter ended March 31, 2011) partially offset by a modification to the Company's pension tracker and a decrease in worker's compensation accruals during the three months ended September 30, 2011;

•	a decrease of $2.9 million in injuries and damages expense primarily due to higher reserves on claims during the three months ended September 30, 2010;

•	a decrease of $2.6 million related to more work being capitalized during the three months ended September 30, 2011;

•	a decrease of $1.9 million related to decreased spending on vegetation management related to system hardening, which expenses are being recovered through a rider; and

•	a decrease of $1.7 million in contract technical and construction services expense primarily attributable to increased spending for ongoing maintenance at some of the Company's power plants during the three months ended September 30, 2010.

These decreases in other operation and maintenance expenses were partially offset by:

•
an increase of $5.7 million in salaries and wages expense primarily due to salary increases in 2011, increased incentive compensation expense and increased overtime expense primarily due to storms in August 2011;

•	an increase of $3.2 million in payroll and benefits expense and contract professional services allocated from the holding company; and

•	a decrease of $1.0 million related to an adjustment during the three months ended September 30, 2011 to reclassify a portion of Smart Grid costs for the Arkansas jurisdiction to a regulatory asset.

Depreciation and amortization expense was $54.9 million during the three months ended September 30, 2011 as compared to $53.1 million during the same period in 2010, an increase of $1.8 million, or 3.4 percent, primarily due to additional assets placed into service during the second half of 2010 and 2011.
Taxes other than income were $18.2 million during the three months ended September 30, 2011 as compared to $16.9 million during the same period in 2010, an increase of $1.3 million, or 7.7 percent, primarily due to higher ad valorem taxes.
Additional Information

Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction was $5.9 million during the three months ended September 30, 2011 as compared to $2.6 million during the same period in 2010, an increase of $3.3 million primarily due to construction costs for Crossroads.

Other Income.  Other income was a loss of $3.1 million during the three months ended September 30, 2011 as compared to a loss of $1.1 million during the same period in 2010, a decrease in other income of $2.0 million.  The decrease in other income was primarily due to increased losses of $3.8 million recognized in the guaranteed flat bill program during the three months ended September 30, 2011 from higher than expected usage resulting from warmer weather partially offset by an increase of $2.1 million related to the benefit associated with the tax gross-up of allowance for equity funds used during construction.

Other Expense. Other expense was $3.4 million during the three months ended September 30, 2011 as compared to $0.4 million during the same period in 2010, an increase of $3.0 million, primarily due to an increase in charitable contributions of $2.9 million.
Interest Expense. Interest expense was $28.8 million during the three months ended September 30, 2011 as compared to $27.4 million during the same period in 2010, an increase of $1.4 million, or 5.1 percent, primarily due to a $3.3 million increase related to the issuance of long-term debt in May 2011 partially offset by a $1.7 million decrease in interest expense due to a higher allowance for borrowed funds used during construction primarily due to construction costs for Crossroads during the three months ended September 30, 2011 as compared to the same period in 2010.

Income Tax Expense.  Income tax expense was $70.9 million during the three months ended September 30, 2011 as compared to $62.7 million during the same period in 2010, an increase of $8.2 million, or 13.1 percent. The increase in income tax expense was primarily due to higher pre-tax income during the three months ended September 30, 2011 as compared to the same period in 2010 partially offset by higher Oklahoma investment tax credits during the three months ended September 30, 2011 as compared to the same period in 2010.

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010
Operating Income
The Company's operating income increased $42.1 million, or 11.2 percent, during the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense.
Gross Margin
Gross margin was $957.2 million during the nine months ended September 30, 2011 as compared to $887.0 million during the same period in 2010, an increase of $70.2 million, or 7.9 percent. The gross margin increased primarily due to:

•	warmer weather in the Company's service territory, which increased the gross margin by $24.9 million;

•
increased price variance, which included revenues from various rate riders, including the Windspeed transmission line rider, the Oklahoma demand program rider, the Smart Grid rider, the system hardening rider, the Oklahoma storm recovery rider and the OU Spirit rider, and higher revenues from sales and customer mix, which increased the gross margin by $19.5 million;

•	new customer growth in the Company's service territory, which increased the gross margin by $10.7 million;

•
higher transmission revenue primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction, which increased the gross margin by $9.7 million;

•	higher demand and related revenues by non-residential customers in the Company's service territory, which increased the gross margin by $4.7 million;

•	revenues from the Arkansas rate increase, which increased the gross margin by $4.3 million; and

•	higher revenues related to the renewal of the Arkansas Valley Electric Cooperative contract (see Note 11 of Notes to Condensed Financial Statements), which increased the gross margin by $2.2 million.

These increases in the gross margin were partially offset by a credit to customers related to the settlement of the Company's 2009 fuel adjustment clause review (see Note 11 of Notes to Condensed Financial Statements), which decreased the gross margin by $5.1 million.

Cost of goods sold for the Company consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $640.2 million during the nine months ended September 30, 2011 as compared to $622.4 million during the same period in 2010, an increase of $17.8 million, or 2.9 percent, primarily due to higher natural gas and coal generation and higher coal prices partially offset by lower natural gas prices. The Company's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for the Company and its customers. Purchased power costs were $162.7 million during the nine months ended September 30, 2011 as compared to $168.6 million during the same period in 2010, a decrease of $5.9 million, or 3.5 percent, primarily due to a decrease in purchases in the energy imbalance service market and a decrease in cogeneration costs partially offset by an increase in short-term power purchases.

Operating Expenses

Other operation and maintenance expenses were $324.3 million during the nine months ended September 30, 2011 as compared to $305.9 million during the same period in 2010, an increase of $18.4 million, or 6.0 percent. The increase in other operation and maintenance expenses was primarily due to:

•	an increase of $13.0 million in payroll and benefits expense and contract professional services allocated from the holding company;

•
an increase of $9.3 million in salaries and wages expense primarily due to salary increases in 2011, increased incentive compensation expense and increased overtime expense primarily due to storms in April and August 2011;

•	an increase of $6.0 million in other marketing and sales expense related to demand-side management initiatives, which expenses are being recovered through a rider;

•	an increase of $1.8 million related to less work being capitalized during the nine months ended September 30, 2011;

•	an increase of $1.6 million in uncollectible expense;

•	an increase of $1.3 million in fleet transportation expense primarily due to higher fuel costs during the nine months ended September 30, 2011;

•	an increase of $1.2 million in materials and supplies expense primarily attributable to increased spending for ongoing maintenance at some of the Company's power plants; and

•	an increase of $1.1 million in SPP administration fees.

These increases in other operation and maintenance expenses were partially offset by:

•
a decrease of $6.9 million in employee benefits expense primarily due to a decrease in postretirement benefits expense related to amendments to OGE Energy's retiree medical plan adopted in January 2011 (as previously reported in the Company's Form 10-Q for the quarter ended March 31, 2011) partially offset by a modification to the Company's pension tracker and a decrease in worker's compensation accruals during the nine months ended September 30, 2011;

•	an increase of $4.7 million in injuries and damages expense primarily due to higher reserves on claims during the nine months ended September 30, 2010;

•	a decrease of $2.5 million related to decreased spending on vegetation management, related to system hardening, which expenses are being recovered through a rider; and

•	a decrease of $1.0 million related to an adjustment during the nine months ended September 30, 2011 to reclassify a portion of Smart Grid costs for the Arkansas jurisdiction to a regulatory asset.

Depreciation and amortization expense was $158.8 million during the nine months ended September 30, 2011 as compared to $153.4 million during the same period in 2010, an increase of $5.4 million, or 3.5 percent, primarily due to additional assets being placed into service throughout 2010 and the nine months ended September 30, 2011, including Windspeed.
Taxes other than income were $56.1 million during the nine months ended September 30, 2011 as compared to $51.8 million during the same period in 2010, an increase of $4.3 million, or 8.3 percent, primarily due to higher ad valorem taxes.
Additional Information
Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction was $16.1 million during the nine months ended September 30, 2011 as compared to $7.2 million during the same period in 2010, an increase of $8.9 million, primarily due to construction costs for Crossroads partially offset by the completion of the Windspeed transmission line on March 31, 2010.

Other Income. Other income was $3.2 million during the nine months ended September 30, 2011 as compared to $2.2 million during the same period in 2010, an increase of $1.0 million, or 45.5 percent. The increase in other income was primarily due to a benefit of $5.7 million associated with the tax gross-up of allowance for equity funds used during construction partially offset by increased losses of $4.4 million recognized in the guaranteed flat bill program during the nine months ended September 30, 2011 from higher than expected usage resulting from warmer weather.
Other Expense. Other expense was $4.9 million during the nine months ended September 30, 2011 as compared to $1.4 million during the same period in 2010, an increase of $3.5 million, primarily due to an increase in charitable contributions of $3.3 million.
Interest Expense. Interest expense was $82.2 million during the nine months ended September 30, 2011 as compared to $76.8 million during the same period in 2010, an increase of $5.4 million, or 7.0 percent, primarily due to an $11.0 million increase related to the issuance of long-term debt in June 2010 and May 2011. This increase in interest expense was partially offset by:

•
a $4.6 million decrease in interest expense due to a higher allowance for borrowed funds used during construction primarily due to construction costs for Crossroads partially offset by the completion of the Windspeed transmission line on March 31, 2010; and

•	a $1.3 million decrease in interest expense during the nine months ended September 30, 2011 due to interest to customers related to the fuel over recovery balance.

Income Tax Expense. Income tax expense was $107.0 million during the nine months ended September 30, 2011 as compared to $103.9 million during the same period in 2010, an increase of $3.1 million, or 3.0 percent. The increase in income tax expense was primarily due to higher pre-tax income during the nine months ended September 30, 2011 as compared to the same period in 2010. This increase in income tax expense was partially offset by:

•	the one-time, non-cash charge during the three months ended March 31, 2010 for the elimination of the tax deduction for the Medicare Part D subsidy;

•
the write-off of previously recognized Oklahoma investment tax credits during the nine months ended September 30, 2010 primarily due to expenditures no longer eligible for the Oklahoma investment tax credit related to the change in the tax method of accounting for capitalization of repair expenditures; and

•	higher Oklahoma investment tax credits during the nine months ended September 30, 2011 as compared to the same period in 2010.

Financial Condition

The balance of Accounts Receivable was $257.3 million and $142.3 million at September 30, 2011 and December 31, 2010, respectively, an increase of $115.0 million, or 80.8 percent, primarily due to an increase in billings to the Company's customers reflecting warmer weather in the Company's service territory in September 2011 as compared to December 2010 primarily due to higher usage by the Company's customers and higher seasonal electric rates.

The balance of Advances to Parent was $103.9 million and $68.9 million at September 30, 2011 and December 31, 2010, respectively, an increase of $35.0 million, or 50.8 percent, primarily due to proceeds received from issuance of long-term debt in May 2011 partially offset by payments for various transmission projects and Crossroads, bond interest and other operational needs.

The balance of Fuel Inventories was $68.5 million and $134.9 million at September 30, 2011 and December 31, 2010, respectively, a decrease of $66.4 million, or 49.2 percent, primarily due to lower coal inventory balances from higher coal generation.

The balance of Fuel Clause Under Recoveries was $33.2 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively, an increase of $32.2 million, primarily due to the fact that the amount billed to retail customers was lower than the Company's cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.
The balance of Construction Work in Progress was $658.2 million and $328.1 million at September 30, 2011 and December 31, 2010, respectively, an increase of $330.1 million, primarily due to increased spending on various transmission projects and Crossroads.

The balance of Regulatory Assets was $415.3 million and $489.4 million at September 30, 2011 and December 31, 2010, respectively, a decrease of $74.1 million, or 15.1 percent, primarily due to amendments to OGE Energy's retiree medical plan adopted in January 2011 (as previously reported in the Company's Form 10-Q for the quarter ended March 31, 2011).

The balance of Accrued Taxes was $48.3 million and $31.2 million at September 30, 2011 and December 31, 2010, respectively, an increase of $17.1 million, or 54.8 percent, primarily due to ad valorem tax accruals and payments.
The balance of Accrued Interest was $29.6 million and $41.6 million at September 30, 2011 and December 31, 2010, respectively, a decrease of $12.0 million, or 28.8 percent, primarily due to the timing of interest payments on long-term debt in 2011 partially offset by additional interest accrued on long-term debt in 2011.
The balance of Fuel Clause Over Recoveries was $8.5 million and $29.9 million at September 30, 2011 and December 31, 2010, respectively, a decrease of $21.4 million, or 71.6 percent, primarily due to the fact that the amount billed to retail customers was lower than the Company's cost of fuel. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, the Company under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow the Company to amortize under and over recovery balances.
The balance of Other Current Liabilities was $60.6 million and $40.3 million at September 30, 2011 and December 31, 2010, respectively, an increase of $20.3 million, or 50.4 percent, primarily due to the over recovery of various rate riders, primarily the Smart Grid rider.

The balance of Long-Term Debt was $2,039.2 million and $1,790.4 million at September 30, 2011 and December 31, 2010, respectively, an increase of $248.8 million, or 13.9 percent, due to the issuance of $250 million of long-term debt in May 2011.
The balance of Accrued Benefit Obligations was $145.4 million and $259.8 million at September 30, 2011 and December 31, 2010, respectively, a decrease of $114.4 million, or 44.0 percent, primarily due to amendments to OGE Energy's retiree medical plan adopted in January 2011 (as previously reported in the Company's Form 10-Q for the quarter ended March 31, 2011) and Pension Plan contributions during the nine months ended September 30, 2011 partially offset by accruals for pension and postretirement benefits expense.

The balance of Regulatory Liabilities was $223.2 million and $193.1 million at September 30, 2011 and December 31, 2010, respectively, an increase of $30.1 million, or 15.6 percent, primarily due to increases related to removal obligations for distribution assets and Oklahoma pension regulatory liabilities.
Off-Balance Sheet Arrangements

Except as discussed below, there have been no significant changes in the Company's off-balance sheet arrangements from those discussed in the Company's 2010 Form 10-K.

Railcar Lease Agreement

The Company has a noncancellable operating lease with purchase options, covering 1,392 coal hopper railcars to transport coal from Wyoming to the Company's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through the Company's tariffs and fuel adjustment clauses. On December 15, 2010, the Company renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, the Company has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If the Company chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, the Company would be responsible for the difference in those values up to a maximum of $22.8 million.

On February 10, 2009, the Company executed a short-term lease agreement for 270 railcars in accordance with new coal transportation contracts with BNSF Railway and Union Pacific.  These railcars were needed to replace railcars that have been taken out of service or destroyed.  The lease agreement expired with respect to 135 railcars on November 2, 2009 and was not replaced.  The lease agreement with respect to the remaining 135 railcars expired on March 5, 2010 and was subsequently terminated.

The Company is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2011	2010
Net cash provided from operating activities	$344.8	$345.1
Net cash used in investing activities	(582.7)	(424.7)
Net cash provided from financing activities	237.9	79.6

The decrease of $0.3 million, or 0.1 percent, in net cash provided from operating activities during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to income tax refunds received during the nine months ended September 30, 2010 related to a carry back of the 2008 tax loss resulting from a change in tax method of accounting for capitalization of repair expenditures and accelerated tax bonus depreciation partially offset by lower fuel refunds during the nine months ended September 30, 2011 as compared to the same period in 2010 and cash received during the nine months ended September 30, 2011 from an increase in billings to the Company's customers due to warmer weather in the Company's service territory in 2011.

The increase of $158.0 million, or 37.2 percent, in net cash used in investing activities during the nine months ended September 30, 2011 as compared to the same period in 2010 primarily related to higher levels of capital expenditures during the nine months ended September 30, 2011 related to various transmission projects and Crossroads.

The increase of $158.3 million in net cash provided from financing activities during the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to an increase in the change in advances from OGE Energy, a capital contribution from OGE Energy and dividends paid.

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

(In millions)	2011	2012	2013	2014	2015	2016
Base Transmission	$50	$80	$50	$50	$50	$50
Base Distribution	195	195	200	200	200	200
Base Generation	100	110	80	80	80	80
Other	30	30	30	30	30	30
Total Base Transmission, Distribution,
Generation and Other	375	415	360	360	360	360
Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kilovolt)	100	20	—	—	—	—
Sooner-Rose Hill (345 kilovolt)	30	—	—	—	—	—
Balanced Portfolio 3E Projects	45	110	190	45	—	—
SPP Priority Projects	5	20	200	110	—	—
Total Transmission Projects	180	150	390	155	—	—
Other Projects:
Smart Grid Program (A)	60	90	35	40	20	20
Crossroads	235	40	—	—	—	—
System Hardening	15	15	—	—	—	—
Total Other Projects	310	145	35	40	20	20
Total Known and Committed Projects	490	295	425	195	20	20
Total (B)	$865	$710	$785	$555	$380	$380

(A)	These capital expenditures are net of the $130 million Smart Grid grant approved by the U.S. Department of Energy.

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

Pension Plan Funding

In the third quarter of 2011, OGE Energy contributed $10 million to its Pension Plan, of which $9.3 million was the Company's portion, for a total contribution of $50 million to its Pension Plan during 2011, of which $47 million was the Company's portion.  No additional contributions are expected in 2011.

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

Short-Term Debt and Credit Facility

At September 30, 2011 and December 31, 2010, there were $103.9 million and $68.9 million, respectively, in net outstanding advances to OGE Energy.  The Company has an intercompany borrowing agreement with OGE Energy whereby the Company has access to up to $250 million of OGE Energy's revolving credit amount.  This agreement has a termination date of January 9, 2013.  At September 30, 2011, there were no intercompany borrowings under this agreement.  The Company also has $389.0 million of liquidity under a bank facility which is available to back up the Company's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2011, there was $2.2 million supporting letters of credit at a weighted-average interest rate of 0.14 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at September 30, 2011.  At September 30, 2011, the Company had less than $0.1 million in cash and cash equivalents.

The Company has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2011 and ending December 31, 2012.  See Note 8 of Notes to Condensed Financial Statements for a discussion of the Company's short-term debt activity.

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

The Company expects that environmental expenditures necessary to comply with the environmental laws and regulations discussed below will qualify as part of a pre-approval plan to handle state and Federally mandated environmental upgrades which will be recoverable in Oklahoma from the Company's retail customers under House Bill 1910, which was enacted into law in May 2005.

Air

Hazardous Air Pollutants Emission Standards

On May 3, 2011, the EPA published proposed Maximum Achievable Control Technology regulations governing emissions of certain hazardous air pollutants from electric generating units.  The proposal includes numerical standards for particulate matter, hydrogen chloride and mercury emissions from coal-fired boilers.  In addition, the proposal includes work practice standards and an annual emission test to control dioxins and furans.  Under the proposed rules, compliance is required within three years after finalization of the rule with a possibility of a one year extension.  On August 4, 2011, the Company filed comments with the EPA on the proposed standard. The EPA has not yet issued a final rule but is under a consent decree deadline to do so by December 16, 2011. This deadline is being challenged in court. The Company cannot predict the outcome of any such challenges and is evaluating what emission controls would be necessary to meet the proposed standards and the associated costs, which could be significant.

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

On March 22, 2011, the EPA proposed to reject portions of the Oklahoma SIP and proposed a Federal implementation plan.  While the EPA accepted Oklahoma's BART determination for NOX in the SIP, it rejected the SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations.  In its place, the EPA has proposed that the Company meet an SO2 emission rate of 0.06 pounds per million British thermal unit.  The Company could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units.  The Company estimates that installing Dry Scrubbers on these units would cost the Company more than $1.0 billion.  On May 23, 2011, the Company submitted comments on the proposed rule requesting that the Oklahoma SIP be approved and that the EPA not proceed with issuance of the Federal implementation plan. The EPA has not yet issued a final rule approving the SIP and/or promulgating a Federal implementation plan and the consent order date for the EPA's ruling is December 18, 2011. Until the EPA takes final action on the Oklahoma SIP, the total cost of compliance, including capital expenditures, cannot be estimated by the Company with a reasonable degree of certainty.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The EPA has designated Oklahoma as being "in attainment" with the current NAAQS for ozone. In March 2008, the EPA issued a final rule lowering the ambient primary and secondary ozone standards NAAQS from current levels. Before Oklahoma's designations of areas as attaining or not attaining the 2008 ozone standards were complete, the EPA announced an intent to reconsider these standards and issue even lower ozone NAAQS. President Obama, however, recently requested that the EPA refrain from issuing revised standards until 2013. The EPA has indicated that it will comply with the President's request. As a result, it is expected that Oklahoma will proceed with the designation of areas as attaining or not attaining the ozone standards established in the 2008 rule. Oklahoma also is working on the designation of areas as attaining or not attaining the NAAQS for

SO2 that the EPA finalized in 2010. Neither the outcome nor timing of the ozone and SO2 NAAQS attainment area designation process nor its impact on the Company can be determined with any certainty at this time.

Climate Change and Greenhouse Gas Emissions
In the absence of Federal legislation, the EPA is regulating greenhouse gas emissions from stationary sources using its existing legal authority.  On September 22, 2009, the EPA announced the adoption of the first comprehensive national system for reporting emissions of carbon dioxide and other greenhouse gases produced by major sources in the United States.  The reporting requirements apply to large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain Company facilities. Pursuant to the rule, the Company began collecting data on January 1, 2010 and submitted its first annual report to the EPA by the September 30, 2011 deadline.  The Company already reports quarterly its carbon dioxide emissions from generating units subject to the Federal Acid Rain Program and is continuing to evaluate various options for reducing, avoiding, offsetting or sequestering its carbon dioxide emissions.
On June 3, 2010, the EPA issued a final rule that makes certain sources subject to permitting requirements for greenhouse gas emissions. This rule now requires sources that emit greater than 100,000 tons per year of greenhouse gases to obtain a permit for those emissions, even if they are not otherwise required to obtain a new or modified permit. Such sources may have to install best available control technology to control greenhouse gas emissions pursuant to this rule. Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for greenhouse gas emissions from certain new and modified electric generating units and emissions guidelines for existing units over the next two years.  Pursuant to this settlement agreement, the EPA agreed to issue proposed rules during the fourth quarter of 2011 and final rules by mid-2012. The EPA has not yet issued proposed rules.

Notice of Violation

As previously reported, in July 2008, the Company received a request for information from the EPA regarding Federal Clean Air Act compliance at the Company's Muskogee and Sooner generating plants.  In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process.  The Company believes it has acted in full compliance with the Federal Clean Air Act and new source review process and is cooperating with the EPA.  On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects that occurred at the Company's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits.  The notice of violation also alleges that the Company's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards (See Part II, Item 1 – Legal Proceedings – Opacity Notice for a related discussion). The Company has met with the EPA regarding the notice but cannot predict at this time what, if any, further actions may be necessary as a result of the notice.  The EPA could seek to require the Company to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation.  Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation.

Cross-State Air Pollution Rule

On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule requires 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On July 11, 2011, the EPA published a proposed rule in which the EPA proposes to make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the proposed rule, the Company would be required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. On August 22, 2011, the Company filed comments with the EPA on the proposed rule. The Cross-State Air Pollution Rule is currently being challenged in court. The Company cannot predict the outcome of such challenges and is evaluating what emission controls would be necessary to meet the proposed standards, its ability to comply with the standards in the timeframe proposed by the EPA and the associated costs, which could be significant.

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

Water Intakes

In March 2011, the EPA proposed rules pursuant to Section 316(b) of the Federal Clean Water Act to address impingement and entrainment of aquatic organisms at existing cooling water intake structures.  On August 18, 2011, the Company filed comments with the EPA on the proposed rules. Final rules are currently expected in 2012. When final rules are issued and implemented, additional capital and/or increased operating costs may be incurred.  The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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

2.        Patent Infringement Case. On September 16, 2011, TransData, Inc., a Texas corporation, sued the Company in the Western District of Oklahoma, accusing the Company of infringing three of their U.S. patents by using the Company's General Electric "smart" meters with Silver Spring Networks wireless modules.  The complaint seeks a judgment of infringement, unspecified damages, a permanent injunction, costs and attorneys fees.  The Company was served with the complaint on September 21, 2011 and has notified both General Electric and Silver Springs Network of the lawsuit and its intent to seek indemnity from those companies for any damages that it may incur from this lawsuit.  TransData, Inc. has sought to consolidate its Company lawsuit with similar lawsuits in the Eastern District of Texas. The Company has filed a motion for extension of time to answer the complaint. While the Company cannot predict the outcome of this lawsuit at this time, the Company intends to vigorously defend this action and believes that its ultimate resolution will not be material to the Company's financial position or results of operations.

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
Controller and Chief Accounting Officer
(On behalf of the Registrant and in his capacity as Chief Accounting Officer)

November 3, 2011