Form 10-Q
period 2012-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2012-05-03
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

At March 31, 2012, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
APSC	Arkansas Public Service Commission
BART	Best Available Retrofit Technology
Crossroads	OG&E's Crossroads wind farm in Dewey County, Oklahoma
Dry Scrubbers	Dry flue gas desulfurization units with Spray Dryer Absorber
Enogex	Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
MMBtu	Million British thermal unit
MW	Megawatt
MWH	Megawatt-hour
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OER	OGE Energy Resources LLC, wholly-owned subsidiary of Enogex LLC
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
SIP	State implementation plan
SO2	Sulfur dioxide
System sales	Sales to OG&E's customers

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in OG&E's 2011 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws and regulations that may impact OG&E's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	whether OG&E can successfully implement its Smart Grid program to install meters for its customers and integrate the Smart Grid meters with its customer billing and other computer information systems;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to OG&E's 2011 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
OPERATING REVENUES	$426.7	$422.1
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)	195.5	219.4
Gross margin on revenues	231.2	202.7
OPERATING EXPENSES
Other operation and maintenance	110.6	105.8
Depreciation and amortization	59.7	51.8
Taxes other than income	21.1	19.1
Total operating expenses	191.4	176.7
OPERATING INCOME	39.8	26.0
OTHER INCOME (EXPENSE)
Interest income	—	0.1
Allowance for equity funds used during construction	1.9	4.4
Other income	5.2	5.0
Other expense	(0.7)	(0.6)
Net other income	6.4	8.9
INTEREST EXPENSE
Interest on long-term debt	31.0	27.8
Allowance for borrowed funds used during construction	(1.1)	(2.3)
Interest on short-term debt and other interest charges	1.0	0.6
Interest expense	30.9	26.1
INCOME BEFORE TAXES	15.3	8.8
INCOME TAX EXPENSE	3.2	2.4
NET INCOME	$12.1	$6.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net income	$12.1	$6.4
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging losses, net of tax of $0 and $0.1 million, respectively	—	0.2
Other comprehensive income (loss), net of tax	—	0.2
Comprehensive income	$12.1	$6.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12.1	$6.4
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	59.7	51.8
Deferred income taxes and investment tax credits, net	3.2	2.4
Allowance for equity funds used during construction	(1.9)	(4.4)
Stock-based compensation expense	0.6	0.9
Regulatory assets	5.6	6.0
Regulatory liabilities	(3.4)	2.8
Other assets	0.9	1.5
Other liabilities	1.1	(4.1)
Change in certain current assets and liabilities
Accounts receivable, net	38.3	3.2
Accrued unbilled revenues	6.0	6.3
Fuel, materials and supplies inventories	(9.8)	4.4
Gas imbalance assets	—	0.1
Fuel clause under recoveries	1.8	0.6
Other current assets	(5.0)	5.8
Accounts payable	(27.5)	(25.5)
Accounts payable - affiliates	(0.3)	(1.2)
Gas imbalance liabilities	—	0.1
Fuel clause over recoveries	31.5	(4.5)
Other current liabilities	(24.8)	(18.2)
Net Cash Provided from Operating Activities	88.1	34.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(190.1)	(127.0)
Reimbursement of capital expenditures	9.7	11.3
Proceeds from sale of assets	0.2	0.4
Net Cash Used in Investing Activities	(180.2)	(115.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	92.1	80.9
Net Cash Provided from Financing Activities	92.1	80.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.5 and $3.7, respectively	$144.1	$182.4
Accrued unbilled revenues	53.3	59.3
Advances to parent	5.0	97.2
Fuel inventories	86.0	76.9
Materials and supplies, at average cost	81.8	81.1
Deferred income taxes	16.8	10.3
Fuel clause under recoveries	—	1.8
Other	33.0	28.0
Total current assets	420.0	537.0
OTHER PROPERTY AND INVESTMENTS, at cost	2.6	2.7
PROPERTY, PLANT AND EQUIPMENT
In service	7,965.8	7,808.8
Construction work in progress	350.3	334.4
Total property, plant and equipment	8,316.1	8,143.2
Less accumulated depreciation	2,629.4	2,592.3
Net property, plant and equipment	5,686.7	5,550.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	500.5	507.9
Other	23.0	22.4
Total deferred charges and other assets	523.5	530.3
TOTAL ASSETS	$6,632.8	$6,620.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	March 31, 2012 (Unaudited)	December 31, 2011
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.0	$1.3
Accounts payable - other	141.9	193.4
Customer deposits	67.0	65.7
Accrued taxes	20.4	33.5
Accrued interest	30.0	43.2
Accrued compensation	22.1	26.6
Price risk management	2.5	2.2
Fuel clause over recoveries	39.2	7.7
Other	61.2	56.5
Total current liabilities	385.3	430.1
LONG-TERM DEBT	2,039.3	2,039.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	231.9	230.8
Deferred income taxes	1,155.6	1,146.0
Deferred investment tax credits	5.5	6.1
Regulatory liabilities	237.0	230.7
Price risk management	1.6	1.8
Other	69.9	42.2
Total deferred credits and other liabilities	1,701.5	1,657.6
Total liabilities	4,126.1	4,126.9
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,012.0	1,011.4
Retained earnings	1,497.2	1,485.1
Accumulated other comprehensive loss, net of tax	(2.5)	(2.5)
Total stockholder's equity	2,506.7	2,494.0
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,632.8	$6,620.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$100.9	$910.5	$1,485.1	$(2.5)	$2,494.0
Comprehensive income (loss)
Net income	—	—	12.1	—	12.1
Comprehensive income (loss)	—	—	12.1	—	12.1
Stock-based compensation	—	0.6	—	—	0.6
Balance at March 31, 2012	$100.9	$911.1	$1,497.2	$(2.5)	$2,506.7

Balance at December 31, 2010	$100.9	$857.5	$1,221.8	$(2.1)	$2,178.1
Comprehensive income (loss)
Net income	—	—	6.4	—	6.4
Other comprehensive income (loss), net of tax	—	—	—	0.2	0.2
Comprehensive income (loss)	—	—	6.4	0.2	6.6
Stock-based compensation	—	1.0	—	—	1.0
Balance at March 31, 2011	$100.9	$858.5	$1,228.2	$(1.9)	$2,185.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (Unaudited)

1.	Summary of Significant Accounting Policies

Organization
OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas.  Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory.  OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area.  OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.

Basis of Presentation
The Condensed Financial Statements included herein have been prepared by OG&E, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations; however, OG&E believes that the disclosures are adequate to prevent the information presented from being misleading.

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2012 and December 31, 2011, the results of its operations for the three months ended March 31, 2012 and 2011 and the results of its cash flows for the three months ended March 31, 2012 and 2011, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2011 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2012	December 31, 2011
Regulatory Assets
Current
Fuel clause under recoveries	$—	$1.8
Other (A)	24.7	14.2
Total Current Regulatory Assets	$24.7	$16.0
Non-Current
Benefit obligations regulatory asset	$352.1	$359.2
Income taxes recoverable from customers, net	54.4	54.0
Smart Grid	39.4	37.2
Deferred storm expenses	21.7	23.8
Unamortized loss on reacquired debt	13.9	14.2
Deferred Pension expenses	7.9	9.1
Other	11.1	10.4
Total Non-Current Regulatory Assets	$500.5	$507.9
Regulatory Liabilities
Current
Fuel clause over recoveries	$39.2	$7.7
Smart Grid rider over collections (B)	24.8	24.3
Other (B)	13.9	13.7
Total Current Regulatory Liabilities	$77.9	$45.7
Non-Current
Accrued removal obligations, net	$211.2	$208.2
Pension tracker	25.8	22.5
Total Non-Current Regulatory Liabilities	$237.0	$230.7

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

(In millions)
Balance at January 1, 2012	$24.8
Accretion expense	0.4
Revisions in estimated cash flows	26.7
Balance at March 31, 2012	$51.9

Accumulated Other Comprehensive Loss
The balance of Accumulated Other Comprehensive Loss was $2.5 million at both March 31, 2012 and December 31, 2011 related to deferred commodity contracts hedging activity.

Related Party Transactions

OGE Energy charged operating costs to OG&E of $32.7 million and $31.0 million during the three months ended March 31, 2012 and 2011, respectively. OGE Energy charges operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries.  Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During each of the three months ended March 31, 2012 and 2011, OG&E recorded an expense from its affiliate, Enogex, of $8.7 million for transporting gas to OG&E's natural gas-fired generating facilities. During each of the three months ended March 31, 2012 and 2011, OG&E recorded an expense from Enogex of $3.2 million for natural gas storage services.  During the three months ended March 31, 2012 and 2011, OG&E also recorded natural gas purchases from Enogex, through its subsidiary, OER, of $3.6 million and $12.6 million, respectively. There are $1.3 million and $1.7 million of natural gas purchases recorded at March 31, 2012 and December 31, 2011, respectively, which are included in Accounts Payable – Affiliates in the Balance Sheets for these activities.

On July 1, 2009, OG&E, Enogex and OER entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at OG&E resulting from the cost of generation associated with a wholesale power sales contract with the Oklahoma Municipal Power Authority.  Enogex sold physical natural gas to OER, and OG&E entered into an offsetting natural gas swap with OER.  These transactions are for 50,000 MMBtu per month from August 2009 to December 2013 (see Note 3).

2.	Fair Value Measurements

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

At March 31, 2012 and December 31, 2011, OG&E had no gross derivative assets measured at fair value on a recurring basis.  At March 31, 2012 and December 31, 2011, OG&E had $4.1 million and $4.0 million, respectively, of gross derivative liabilities measured at fair value on a recurring basis which are considered level 2 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments, including derivative contracts related to OG&E's PRM activities, at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Price Risk Management Liabilities
Energy Derivative Contracts	$4.1	$4.1	$4.0	$4.0
Long-Term Debt
OG&E Senior Notes	$1,903.9	$2,301.7	$1,903.8	$2,383.8
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4

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

On July 1, 2009, OG&E, Enogex and OER entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at OG&E resulting from the cost of generation associated with a wholesale power sales contract with the Oklahoma Municipal Power Authority.  Enogex sold physical natural gas to OER, and OG&E entered into an offsetting natural gas swap with OER.  These transactions are for 50,000 MMBtu per month from August 2009 to December 2013.

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

At March 31, 2012 and December 31, 2011, the only derivative instruments that were designated as cash flow hedges were the related party natural gas swaps with OER discussed above.

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

At March 31, 2012 and December 31, 2011, OG&E had no derivative instruments that were designated as fair value hedges.

 Derivatives Not Designated As Hedging Instruments

For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At March 31, 2012 and December 31, 2011, OG&E had no material derivative instruments that were not designated as hedging instruments.

Credit-Risk Related Contingent Features in Derivative Instruments

At March 31, 2012, OG&E had no derivative instruments that contain credit-risk related contingent features.

4.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2012 and 2011 related to performance units and restricted stock for OG&E employees.

	Three Months Ended
	March 31,
(In millions)	2012	2011
Performance units
Total shareholder return	$0.4	$0.4
Earnings per share	0.2	0.5
Total compensation expense	$0.6	$0.9
Income tax benefit	$0.3	$0.4

OGE Energy has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  During the three months ended March 31, 2012, there were 100,619 shares of new common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three months ended March 31, 2012, there were 207 shares of restricted stock returned to OG&E to satisfy tax liabilities.

The following table summarizes the activity of OG&E's stock-based compensation during the three months ended March 31, 2012.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	40,561	$51.82
Performance units (Earnings per share)	13,519	$47.63
Restricted stock	308	$52.37
Conversions
Performance units (Total shareholder return) (A)	55,511	N/A
Performance units (Earnings per share) (A)	18,504	N/A
(A) Performance units were converted based on a payout ratio of 200 percent of the target number of performance units granted in February 2009 and are included in the 100,619 shares of common stock issued during the three months ended March 31, 2012 as discussed above.

5.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2007 or state and local tax examinations by tax authorities for years prior to 2002.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with the production from its wind farms as well as earning Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

6.	Long-Term Debt

At March 31, 2012, OG&E was in compliance with all of its debt agreements.

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds at various dates prior to the maturity.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.22% - 0.33%	Garfield Industrial Authority, January 1, 2025	$47.0
0.21% - 0.34%	Muskogee Industrial Authority, January 1, 2025	32.4
0.20% - 0.31%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase.  The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased.  The repayment option may only be exercised by the holder of a bond for the principal amount.  When a tender notice has been received by the trustee, a third party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase.  This process occurs once per week.  Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds.  If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds.  As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the bonds are classified as long-term debt in OG&E's Condensed Financial Statements. OG&E believes that it has sufficient liquidity to meet these obligations.

7.	Short-Term Debt and Credit Facility

At March 31, 2012 and December 31, 2011, there were $5.0 million and $97.2 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2016.  At March 31, 2012, there were no intercompany borrowings under this agreement. OG&E has a $400.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At March 31, 2012, OG&E had $2.2 million supporting letters of credit at a weighted-average interest rate of 0.53 percent. There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at March 31, 2012. At March 31, 2012, OG&E had less than $0.1 million in cash and cash equivalents.

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

8.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2012	2011	2012	2011
Service cost	$2.7	$2.7	$—	$—
Interest cost	5.9	6.6	—	—
Expected return on plan assets	(9.5)	(9.3)	—	—
Amortization of net loss	4.8	3.9	—	—
Amortization of unrecognized prior service cost (A)	0.5	0.6	0.1	0.1
Net periodic benefit cost (B)	$4.4	$4.5	$0.1	$0.1

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $4.5 million and $4.6 million of net periodic benefit cost recognized during the three months ended March 31, 2012 and 2011, respectively, OG&E recognized an increase in pension expense during the three months ended March 31, 2012 and 2011 of $2.9 million and $2.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2012	2011
Service cost	$0.7	$0.6
Interest cost	2.4	2.5
Expected return on plan assets	(0.7)	(1.2)
Amortization of transition obligation	0.6	0.6
Amortization of net loss	4.3	3.9
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)
Net periodic benefit cost (B)	$3.9	$3.0

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.9 million of net periodic benefit cost recognized during the three months ended March 31, 2012, OG&E recognized an increase in postretirement medical expense of $0.4 million to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

Pension Plan Funding

OGE Energy previously disclosed in its 2011 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2012. In April 2012, OGE Energy contributed $35 million to its Pension Plan, of which $33 million was OG&E's portion. No additional contributions are expected in 2012.

9.	Commitments and Contingencies

Except as set forth below and in Note 10, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2011 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,391 coal hopper railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Wind Farm Land Lease Agreements
OG&E has wind farm land operating leases for its Centennial, OU Spirit and Crossroads wind farms expiring at various dates. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their economic life. Future minimum payments for these operating leases are as follows:

(In millions)	2012	2013	2014	2015	2016	2017 and Beyond	Total
Wind farm land leases	$2.0	$2.0	$2.1	$2.1	$2.1	$53.9	$64.2

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and OER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and OER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and OER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision.

OGE Energy intends to vigorously defend this action.  At this time, OGE Energy does not believe the outcome will have a material impact on its financial position.

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims made by third parties, environmental actions or the action of various regulatory agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements.  Except as otherwise stated above, in Note 10 below, in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I of OG&E's 2011 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on OG&E's financial position, results of operations or cash flows.

10.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2011 Form 10-K appropriately represent, in all material respects, the current status of any regulatory matters.

Completed Regulatory Matters

Contract and Wind Energy Purchase Agreement Filing

On December 1, 2011, OG&E filed an application with the OCC requesting approval of a 20-year agreement that is intended to provide wind power to help meet the current and future power generation needs of Oklahoma State University. The project calls for OG&E to contract with NextEra Energy to build a 60 MW wind farm near Blackwell, Oklahoma, to support the Oklahoma State University project in which NextEra Energy will build, own and operate the wind farm and OG&E will purchase the electric output. The wind farm is expected to be in service by the end of 2012. On February 22, 2012, OG&E, the Attorney General and the Public Utility Division of the OCC signed a settlement agreement whereby the stipulating parties requested that the OCC issue an order approving the agreement for electric service with Oklahoma State University. On March 12, 2012, OG&E received an order from the OCC approving the settlement agreement. Pursuant to the terms of the power purchase agreement between OG&E and NextEra Energy, OG&E will purchase the electric output of the wind farm and use that power to provide service to Oklahoma State University.

Southwest Power Pool Transmission/Substation Projects

In 2007, the Southwest Power Pool notified OG&E to construct 44 miles of a new 345 kilovolt transmission line originating at OG&E's existing Sooner 345 kilovolt substation and proceeding generally in a northerly direction to the Oklahoma/Kansas Stateline (referred to as the Sooner-Rose Hill project). At the Oklahoma/Kansas Stateline, the line connects to the companion line constructed in Kansas by Westar Energy. The transmission line was placed in service in April 2012. The total capital expenditures associated with this project were $45 million.

In January 2009, OG&E received notification from the Southwest Power Pool to begin construction on 50 miles of a new 345 kilovolt transmission line and substation upgrades at OG&E's Sunnyside substation, among other projects. In April 2009, Western Farmers Electric Cooperative assigned to OG&E the construction of 50 miles of line designated by the Southwest Power Pool to be built by Western Farmers Electric Cooperative.  The new line extends from OG&E's Sunnyside substation near Ardmore, Oklahoma, 123.5 miles to the Hugo substation owned by Western Farmers Electric Cooperative near Hugo, Oklahoma.  The transmission line was completed in April 2012. The total capital expenditures associated with this project were $157 million.

Pending Regulatory Matters

2011 Oklahoma Rate Case Filing

As previously reported in OG&E's 2011 Form 10-K, on July 28, 2011, OG&E filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. OG&E is requesting a return on equity of 11.0 percent based on a common equity percentage of 53 percent. Each 0.10 percent change in the requested return on equity affects the requested rate increase by $3.0 million. In its application, OG&E seeks to recover increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. On November 9, 2011, the OCC Staff recommended a $6.2 million annual rate decrease based on a return on equity of 9.81 percent and a common equity percentage of 53 percent. The staff of the Oklahoma Attorney General recommended a return on equity of 9.818 percent and a common equity percentage of 49.5 percent. The staff of the Oklahoma Attorney General did not recommend a specific revenue requirement, but OG&E believes that adoption of the staff of the Oklahoma Attorney General's recommendations would result in a rate decrease. The Oklahoma Industrial Electric Consumers recommended a $56 million annual rate decrease based on a return on equity of 9.5 percent and a common equity percentage of 48 percent. OG&E filed rebuttal testimony on November 29, 2011 on the revenue requirement testimony filed by the parties on November 9, 2011. On November 16, 2011, the parties filed cost-of-service and rate design testimony and OG&E filed rebuttal testimony in those areas on December 2, 2011. The hearing in this matter began on December 13, 2011 and discussions have continued throughout the first quarter of 2012. Currently, OG&E and the other parties to this matter are waiting on the recommendation from the administrative law judge. There is no statutory deadline for the administrative law judge to make the recommendation in this matter. After the administrative law judge makes the recommendation in this matter, OG&E expects to receive a final order from the OCC.

Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized and that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation. OG&E’s rebuttal testimony will be filed by May 8, 2012 and the hearing on the merits is scheduled to begin on June 21, 2012. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. OG&E believes that the recommendations of the witness for the Oklahoma Industrial Energy Consumers are without merit.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas.  Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory.  OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area.  OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy which is an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.

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

 Summary of Operating Results

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

OG&E reported net income of $12.1 million and $6.4 million, respectively, during the three months ended March 31, 2012 and 2011, an increase of $5.7 million, or 89.1 percent, primarily due to a higher gross margin primarily due to the recovery of investments partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and higher interest expense.

Recent Developments and Regulatory Matters

Contract and Wind Energy Purchase Agreement Filing

On December 1, 2011, OG&E filed an application with the OCC requesting approval of a 20-year agreement that is intended to provide wind power to help meet the current and future power generation needs of Oklahoma State University. The project calls for OG&E to contract with NextEra Energy to build a 60 MW wind farm near Blackwell, Oklahoma, to support the Oklahoma State University project in which NextEra Energy will build, own and operate the wind farm and OG&E will purchase the electric output. The wind farm is expected to be in service by the end of 2012. On February 22, 2012, OG&E, the Attorney General and the Public Utility Division of the OCC signed a settlement agreement whereby the stipulating parties requested that the OCC issue an order approving the agreement for electric service with Oklahoma State University. On March 12, 2012, OG&E received an order from the OCC approving the settlement agreement. Pursuant to the terms of the power purchase agreement between OG&E and NextEra Energy, OG&E will purchase the electric output of the wind farm and use that power to provide service to Oklahoma State University.

Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized and that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation. OG&E’s rebuttal testimony will be filed by May 8, 2012 and the hearing on the merits is scheduled to begin on June 21, 2012. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. OG&E believes that the recommendations of the witness for the Oklahoma Industrial Energy Consumers are without merit.

2012 Outlook

OGE Energy previously had indicated that it would provide 2012 consolidated earnings guidance following a final order in OG&E's Oklahoma general rate case, which final order it had anticipated receiving during March 2012. As indicated above, the rate order has not yet been issued. Accordingly, the guidance herein does not incorporate any impacts from the rate proceeding.

OGE Energy projects OG&E to earn approximately $258 million to $268 million in 2012 and is based on the following assumptions:

•	Normal weather patterns are experienced for the remainder of the year;

•	Gross margin on revenues of approximately $1.22 billion to $1.23 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	Approximately $40 million of gross margin is primarily attributed to regionally allocated transmission projects; and

•	Approximately $28 million of gross margin associated with the Crossroads wind farm;

•	Operating expenses of approximately $760 million to $770 million with operation and maintenance expenses approximately 58 percent of the total;

•	Interest expense of approximately $126 million which assumes a $3 million allowance for borrowed funds used during construction reduction to interest expense;

•	Allowance for equity funds used during construction of approximately $10 million; and

•	An effective tax rate of approximately 24 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

As indicated above, due to the pending outcome of the Oklahoma general rate case, the above guidance does not incorporate any impacts from the proceeding. Every $5 million change in rates is expected to impact net income approximately $3 million on an annualized basis, with the impact to 2012 earnings dependent on the timing of the final rate order. For additional information regarding the 2011 Oklahoma Rate Case Filing, see Note 10 of Notes to Condensed Financial Statements.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2012 as compared to the same period in 2011 and OG&E's financial position at March 31, 2012. Due to seasonal fluctuations and other factors, the operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2012	2011
Operating income	$39.8	$26.0
Net income	$12.1	$6.4

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income as operating income indicates the ongoing profitability of OG&E excluding the cost of capital and income taxes.

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Operating revenues	$426.7	$422.1
Cost of goods sold	195.5	219.4
Gross margin on revenues	231.2	202.7
Other operation and maintenance	110.6	105.8
Depreciation and amortization	59.7	51.8
Taxes other than income	21.1	19.1
Operating income	39.8	26.0
Interest income	—	0.1
Allowance for equity funds used during construction	1.9	4.4
Other income	5.2	5.0
Other expense	0.7	0.6
Interest expense	30.9	26.1
Income tax expense	3.2	2.4
Net income	$12.1	$6.4
Operating revenues by classification
Residential	$169.6	$176.8
Commercial	99.9	98.2
Industrial	44.2	44.1
Oilfield	36.6	34.9
Public authorities and street light	39.4	38.3
Sales for resale	12.8	13.2
System sales revenues	402.5	405.5
Off-system sales revenues	8.9	9.4
Other	15.3	7.2
Total operating revenues	$426.7	$422.1
MWH sales by classification (In millions)
Residential	1.9	2.2
Commercial	1.5	1.5
Industrial	1.0	0.9
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.2	6.4
Off-system sales	0.4	0.3
Total sales	6.6	6.7
Number of customers	792,065	784,582
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.937	4.390
Coal	2.246	2.033
Total fuel	2.500	2.686
Total fuel and purchased power	2.735	3.048
Degree days (A)
Heating - Actual	1,382	1,904
Heating - Normal	1,798	1,963
Cooling - Actual	61	41
Cooling - Normal	13	8

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

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011.
OG&E's operating income increased $13.8 million, or 53.1 percent, during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to a higher gross margin offset by other operation and maintenance expense and higher depreciation and amortization expense.
Gross Margin
Gross margin was $231.2 million during the three months ended March 31, 2012 as compared to $202.7 million during the same period in 2011, an increase of $28.5 million, or 14.1 percent. The gross margin increased primarily due to:

•
an increased price variance, which included revenues from the recovery of investments, including the Crossroads wind farm, the Windspeed transmission line, Smart Grid, the OU Spirit wind farm and system hardening and higher revenues from sales and customer mix, which increased the gross margin by $24.1 million;

•
higher transmission revenue primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction, which increased the gross margin by $9.0 million;

•	higher demand and related revenues by non-residential customers in OG&E's service territory, which increased the gross margin by $2.5 million;

•	new customer growth in OG&E's service territory, which increased the gross margin by $1.9 million;

•	revenues from the Arkansas rate increase, which increased the gross margin by $1.4 million; and

•
higher revenues related to the renewal of the Arkansas Valley Electric Cooperative contract (see Note 13 of Notes to Financial Statements in OG&E's 2011 Form 10-K), which increased the gross margin by $1.0 million.

These increases in the gross margin were partially offset by milder weather in OG&E's service territory during the three months ended March 31, 2012, which decreased the gross margin by $11.5 million.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $143.1 million during the three months ended March 31, 2012 as compared to $171.1 million during the same period in 2011, a decrease of $28.0 million, or 16.4 percent, primarily due to lower natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $49.0 million during the three months ended March 31, 2012 as compared to $46.4 million during the same period in 2011, an increase of $2.6 million, or 5.6 percent, primarily due to an increase in purchases in the energy imbalance service market and short-term power purchases partially offset by a decrease in cogeneration costs.

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
Operating Expenses

Other operation and maintenance expenses were $110.6 million during the three months ended March 31, 2012 as compared to $105.8 million during the same period in 2011, an increase of $4.8 million, or 4.5 percent. The increase in other operation and maintenance expenses was primarily due to:

•
an increase of $3.1 million in salaries and wages expense primarily due to salary increases in 2012 and an increase in accrued vacation expense due to adopting a new vacation policy effective January 1, 2012;

•	an increase of $1.9 million allocated from the holding company partially due to higher contract technical and construction services and marketing and sales expense;

•	an increase of $1.4 million in contract professional services partially related to Smart Grid, which expenses are being recovered through a rider;

•	an increase of $1.2 million related to increased spending on vegetation management partially related to system hardening, which expenses are being recovered through a rider; and

•	an increase of $1.2 million in other marketing and sales expense related to demand-side management initiatives, which expenses are being recovered through a rider.

These increases in other operation and maintenance expenses were partially offset by a decrease of $3.8 million due to an increase in capitalized labor in 2012 as compared to 2011.

Depreciation and amortization expense was $59.7 million during the three months ended March 31, 2012 as compared to $51.8 million during the same period in 2011, an increase of $7.9 million, or 15.3 percent, primarily due to additional assets being placed in service, including Crossroads, which was fully in service in January 2012.

Taxes other than income was $21.1 million during the three months ended March 31, 2012 as compared to $19.1 million during the same period in 2011, an increase of $2.0 million, or 10.5 percent, primarily due to higher ad valorem taxes.

Additional Information
Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction was $1.9 million during the three months ended March 31, 2012 as compared to $4.4 million during the same period in 2011, a decrease of $2.5 million, or 56.8 percent, primarily due to higher levels of construction costs for Crossroads in 2011.

Interest Expense. Interest expense was $30.9 million during the three months ended March 31, 2012 as compared to $26.1 million during the same period in 2011, an increase of $4.8 million, or 18.4 percent, primarily due to a $3.2 million increase related to the issuance of long-term debt in May 2011 partially offset by a decrease of $1.2 million due to a higher allowance for borrowed funds used during construction primarily due to construction costs for Crossroads.

Income Tax Expense. Income tax expense was $3.2 million during the three months ended March 31, 2012 as compared to $2.4 million during the same period in 2011, an increase of $0.8 million, or 33.3 percent. The increase in income tax expense was primarily due higher pre-tax income during the three months ended March 31, 2012 as compared to the same period in 2011 partially offset by an increase in Federal renewable energy credits during the three months ended March 31, 2012 as compared to the same period in 2011.
Financial Condition

The balance of Accounts Receivable, Net was $144.1 million and $182.4 million at March 31, 2012 and December 31, 2011, respectively, a decrease of $38.3 million, or 21.0 percent, primarily due to a decrease in OG&E's billings to customers reflecting milder weather in March 2012 as compared to December 31, 2011.

The balance of Advances to Parent was $5.0 million and $97.2 million at March 31, 2012 and December 31, 2011, respectively, a decrease of $92.2 million, or 94.9 percent, primarily related to higher levels of capital expenditures in 2012 related to various transmission projects and Crossroads.

The balance of Accounts Payable was $141.9 million and $193.4 million at March 31, 2012 and December 31, 2011, respectively, a decrease of $51.5 million, or 26.6 percent, primarily due to payments made in the first quarter of 2012 for projects accrued at December 31, 2011.

The balance of Fuel Clause Over Recoveries was $39.2 million and $7.7 million at March 31, 2012 and December 31, 2011, respectively, an increase of $31.5 million, primarily due to the fact that the amount billed to retail customers was higher than OG&E's cost of fuel. OG&E's fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances.
The balance of Other Deferred Liabilities was $69.9 million and $42.2 million at March 31, 2012 and December 31, 2011, respectively, an increase of $27.7 million, or 65.6 percent, primarily due to changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Off-Balance Sheet Arrangement

OG&E Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,391 coal hopper railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through

OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	March 31,
(In millions)	2012	2011
Net cash provided from operating activities	$88.1	$34.4
Net cash used in investing activities	(180.2)	(115.3)
Net cash provided from financing activities	92.1	80.9

Operating Activities

The increase of $53.7 million in net cash provided from operating activities during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to higher fuel recoveries at OG&E in the first quarter of 2012 as compared to the same period in 2011 and an increase in cash received in 2012 from the recovery of investments including the Crossroads wind farm, the Windspeed transmission line, Smart Grid, the OU Spirit wind farm and system hardening.

Investing Activities

The increase of $64.9 million, or 56.3 percent, in net cash used in investing activities during the three months ended March 31, 2012 as compared to the same period in 2011 primarily related to higher levels of capital expenditures in 2012 related to various transmission projects and Crossroads.

Financing Activities

The increase of $11.2 million, or 13.8 percent, in net cash provided from financing activities during the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to an increase in advances from parent.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2012 through 2016 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2012	2013	2014	2015	2016
Base Transmission	$70	$50	$50	$50	$50
Base Distribution	175	175	175	175	175
Base Generation	75	75	75	75	75
Other	20	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	340	315	315	315	315
Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kilovolt)	25	—	—	—	—
Sooner-Rose Hill (345 kilovolt)	5	—	—	—	—
Balanced Portfolio 3E Projects	110	180	50	—	—
Southwest Power Pool Priority Projects	20	200	115	—	—
Total Transmission Projects	160	380	165	—	—
Other Projects:
Smart Grid Program (A)	90	30	30	15	15
Crossroads	35	—	—	—	—
System Hardening	15	—	—	—	—
Total Other Projects	140	30	30	15	15
Total Known and Committed Projects	300	410	195	15	15
Total (B)	$640	$725	$510	$330	$330

(A)	These capital expenditures are net of the $130 million Smart Grid grant approved by the U.S. Department of Energy.

(B)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. OG&E has committed to install low NOX burners at the affected generating units at an estimated cost of $120 million, but the timing of the installation of such burners is uncertain. The SO2 emissions standards in the EPA's Federal implementation plan could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The Federal implementation plan is being challenged by OG&E and the state of Oklahoma. Neither the outcome of the challenge to the Federal implementation plan nor the timing of any required capital expenditures can be predicted with any certainty at this time, but such capital expenditures could be significant.

•
Compliance with Maximum Achievable Control Technology requirements due to the uncertainty regarding the approach and timing of such expenditures. OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at an estimated cost of $310 million, but the timing of such expenditures is uncertain.

OG&E is currently evaluating options to comply with environmental requirements. For further information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" below.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Pension Plan Funding

OGE Energy previously disclosed in its 2011 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2012. In April 2012, OGE Energy contributed $35 million to its Pension Plan, of which $33 million was OG&E's portion. No additional contributions are expected in 2012.

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

Short-Term Debt and Credit Facility

 At March 31, 2012 and December 31, 2011, there were $5.0 million and $97.2 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2016.  At March 31, 2012, there were no intercompany borrowings under this agreement.  OG&E has a $400.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At March 31, 2012, OG&E had $2.2 million supporting letters of credit at a weighted-average interest rate of 0.53 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at March 31, 2012. At March 31, 2012, OG&E had $397.8 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2011 and ending December 31, 2012. At March 31, 2012, OG&E had less than $0.1 million in cash and cash equivalents. See Note 7 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Condensed Financial Statements.  However, OG&E believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the valuation of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, fair value and cash flow hedges, the allowance for uncollectible accounts receivable, the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2011 Form 10-K.

Commitments and Contingencies

Except as disclosed otherwise in this Form 10-Q and OG&E's 2011 Form 10-K, management, after consultation with legal counsel, does not currently anticipate that liabilities arising out of these pending or threatened lawsuits, claims and contingencies will have a material adverse effect on OG&E's financial position, results of operations or cash flows.  See Notes 9 and 10 of Notes to Condensed Financial Statements in this Form 10-Q and Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I of OG&E's 2011 Form 10-K, for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact OG&E's business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2011 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.  OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $120 million, but the timing of the installation of such burners is uncertain. With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at four coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits).  The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA rejected portions of the Oklahoma SIP and issued a Federal implementation plan. While the EPA accepted Oklahoma's BART determination for NOX in the SIP, it rejected the SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations.  In its place, the EPA is requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years.  OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units.  OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion.   OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. OG&E and other parties also filed a petition for review of this determination in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012. OG&E filed a stay request in the U.S. Court of Appeals for the Tenth Circuit on April 4, 2012. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

Cross-State Air Pollution Rule

On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule requires 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule which makes six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E is required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule is currently being challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule and requested proposals for accelerated briefing. On February 6, 2012, the EPA issued a notice indicating that the supplemental rule is also included in the stay discussed above. In April 2012, the U.S. Court of Appeals heard oral arguments on this rule and have taken these under advisement. OG&E cannot predict the outcome of such challenges and is evaluating what emission controls would be necessary to meet the standards, its ability to comply with the standards in the timeframe proposed by the EPA and the associated costs, which could be significant.

Hazardous Air Pollutants Emission Standards

On December 16, 2011, the EPA signed the Maximum Achievable Control Technology regulations governing emissions of certain hazardous air pollutants from electric generating units. The final rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers.  In addition, the regulations include work practice standards for dioxins and furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years after the effective date of the rule with a likely possibility of a one year extension. OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at an estimated capital cost of $310 million, but the timing of such expenditures is uncertain. The final rule has been appealed by several parties. OG&E is not a party to these appeals. OG&E cannot predict the outcome of any such appeals and is evaluating the regulations and what emission controls would be necessary to meet the standards and the associated costs, which could be significant.

Notice of Violation

In July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.  In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process.  In January 2012, OG&E received a supplemental request for an update of the previously provided information and for some additional information not previously requested. On May 1, 2012, OG&E responded to the EPA's supplemental request for information. OG&E believes it has acted in full compliance with the Federal Clean Air Act and new source review process and is cooperating with the EPA.  On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects that occurred at OG&E's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits.  The notice of violation also alleges that OG&E's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards.  OG&E has met with the EPA regarding the notice but cannot predict at this time what, if any, further actions may be necessary as a result of the notice.  The EPA could seek to require OG&E to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation.  Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation.

Climate Change and Greenhouse Gas Emissions

On June 3, 2010, the EPA issued a final rule that makes certain sources subject to permitting requirements for greenhouse gas emissions. This rule now requires sources that emit greater than 100,000 tons per year of greenhouse gases to obtain a permit for those emissions, even if they are not otherwise required to obtain a new or modified permit. Such sources may have to install best available control technology to control greenhouse gas emissions pursuant to this rule. Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for greenhouse gas emissions from certain new and modified electric generating units and emissions guidelines for existing units over the next two years.  Pursuant to this settlement agreement, the EPA agreed to issue proposed rules during the fourth quarter of 2011 and final rules by mid-2012. On March 27, 2012, the EPA proposed a new source performance standards limit of 1,000 pounds of carbon dioxide per MWH.  The proposed limit would apply only to new sources.  The EPA did not propose standards for existing or modified sources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q, the information otherwise required by Item 3 as been omitted.

Item 4.  Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I, Item 3 of OG&E's 2011 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below, there are no new significant cases to report against OG&E's and there have been no material changes in the previously reported proceedings.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and OER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and OER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and OER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision.

OGE Energy intends to vigorously defend this action.  At this time, OGE Energy does not believe the outcome will have a material impact on its financial position.

Item 1A.  Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2011 Form 10-K, which are incorporated herein by reference.

Item 6.  Exhibits.

Exhibit No.	Description
10.01
Form of Performance Unit Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12579) and incorporated by reference herein).

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

May 3, 2012