Form 10-Q
period 2012-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2012-08-02
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

At June 30, 2012, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2011 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
APSC	Arkansas Public Service Commission
BART	Best available retrofit technology
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enogex	Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MMBtu	Million British thermal unit
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
OER	OGE Energy Resources LLC, wholly-owned subsidiary of Enogex LLC (subsequent to June 30, 2012, the legal name has been changed to Enogex Energy Resources LLC)
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

•	environmental laws and regulations that may impact OG&E's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	whether OG&E can successfully implement its Smart Grid program to install meters for its customers and integrate the Smart Grid meters with its customer billing and other computer information systems;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to OG&E's 2011 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
OPERATING REVENUES	$528.0	$568.7	$954.7	$990.8
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)	204.6	254.3	400.1	473.7
Gross margin on revenues	323.4	314.4	554.6	517.1
OPERATING EXPENSES
Other operation and maintenance	114.7	110.2	225.3	216.0
Depreciation and amortization	62.7	52.1	122.4	103.9
Taxes other than income	18.2	18.8	39.3	37.9
Total operating expenses	195.6	181.1	387.0	357.8
OPERATING INCOME	127.8	133.3	167.6	159.3
OTHER INCOME (EXPENSE)
Interest income	0.1	0.1	0.1	0.2
Allowance for equity funds used during construction	1.7	5.8	3.6	10.2
Other income	0.7	1.3	5.9	6.3
Other expense	(0.6)	(0.9)	(1.3)	(1.5)
Net other income	1.9	6.3	8.3	15.2
INTEREST EXPENSE
Interest on long-term debt	31.1	29.1	62.1	56.9
Allowance for borrowed funds used during construction	(0.9)	(2.9)	(2.0)	(5.2)
Interest on short-term debt and other interest charges	0.9	1.1	1.9	1.7
Interest expense	31.1	27.3	62.0	53.4
INCOME BEFORE TAXES	98.6	112.3	113.9	121.1
INCOME TAX EXPENSE	25.2	33.7	28.4	36.1
NET INCOME	$73.4	$78.6	$85.5	$85.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Net income	$73.4	$78.6	$85.5	$85.0
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging losses, net of tax of $0.3 million, $0, $0.3 million and $0.1 million, respectively	0.5	—	0.5	0.2
Other comprehensive income (loss), net of tax	0.5	—	0.5	0.2
Comprehensive income (loss)	$73.9	$78.6	$86.0	$85.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85.5	$85.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	122.4	103.9
Deferred income taxes and investment tax credits, net	37.3	36.1
Allowance for equity funds used during construction	(3.6)	(10.2)
Stock-based compensation expense	1.2	1.6
Regulatory assets	10.3	6.8
Regulatory liabilities	(7.6)	3.3
Other assets	1.9	2.9
Other liabilities	(32.9)	(45.2)
Change in certain current assets and liabilities
Accounts receivable, net	(13.4)	(40.2)
Accrued unbilled revenues	(25.3)	(39.8)
Fuel, materials and supplies inventories	(9.1)	29.3
Gas imbalance assets	(0.3)	—
Fuel clause under recoveries	1.1	(21.4)
Other current assets	(12.9)	2.0
Accounts payable	(28.5)	(7.9)
Accounts payable - affiliates	0.3	1.5
Income taxes payable - parent	(9.0)	—
Fuel clause over recoveries	57.7	(20.6)
Other current liabilities	16.0	28.9
Net Cash Provided from Operating Activities	191.1	116.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(343.3)	(393.0)
Reimbursement of capital expenditures	23.4	21.6
Proceeds from sale of assets	0.4	0.4
Net Cash Used in Investing Activities	(319.5)	(371.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	128.4	(41.3)
Proceeds from long-term debt	—	246.3
Capital contribution from OGE Energy	—	50.0
Net Cash Provided from Financing Activities	128.4	255.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $3.7, respectively	$195.8	$182.4
Accrued unbilled revenues	84.6	59.3
Advances to parent	—	97.2
Fuel inventories	82.9	76.9
Materials and supplies, at average cost	84.2	81.1
Gas imbalances	0.3	—
Deferred income taxes	45.3	10.3
Fuel clause under recoveries	0.7	1.8
Other	40.9	28.0
Total current assets	534.7	537.0
OTHER PROPERTY AND INVESTMENTS, at cost	2.7	2.7
PROPERTY, PLANT AND EQUIPMENT
In service	8,248.4	7,808.8
Construction work in progress	195.9	334.4
Total property, plant and equipment	8,444.3	8,143.2
Less accumulated depreciation	2,665.9	2,592.3
Net property, plant and equipment	5,778.4	5,550.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	494.1	507.9
Other	23.3	22.4
Total deferred charges and other assets	517.4	530.3
TOTAL ASSETS	$6,833.2	$6,620.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	June 30, 2012 (Unaudited)	December 31, 2011
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.6	$1.3
Accounts payable - other	143.8	193.4
Advances from parent	22.2	—
Customer deposits	67.6	65.7
Accrued taxes	35.4	33.5
Accrued interest	43.2	43.2
Accrued compensation	22.5	26.6
Price risk management	2.2	2.2
Fuel clause over recoveries	65.4	7.7
Other	72.8	56.5
Total current liabilities	476.7	430.1
LONG-TERM DEBT	2,039.4	2,039.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	199.6	230.8
Deferred income taxes	1,218.3	1,146.0
Deferred investment tax credits	5.0	6.1
Regulatory liabilities	242.5	230.7
Price risk management	1.0	1.8
Other	69.5	42.2
Total deferred credits and other liabilities	1,735.9	1,657.6
Total liabilities	4,252.0	4,126.9
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,012.6	1,011.4
Retained earnings	1,570.6	1,485.1
Accumulated other comprehensive loss, net of tax	(2.0)	(2.5)
Total stockholder's equity	2,581.2	2,494.0
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,833.2	$6,620.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$100.9	$910.5	$1,485.1	$(2.5)	$2,494.0
Comprehensive income (loss)
Net income	—	—	85.5	—	85.5
Other comprehensive income (loss), net of tax	—	—	—	0.5	0.5
Comprehensive income (loss)	—	—	85.5	0.5	86.0
Stock-based compensation	—	1.2	—	—	1.2
Balance at June 30, 2012	$100.9	$911.7	$1,570.6	$(2.0)	$2,581.2

Balance at December 31, 2010	$100.9	$857.5	$1,221.8	$(2.1)	$2,178.1
Comprehensive income (loss)
Net income	—	—	85.0	—	85.0
Other comprehensive income (loss), net of tax	—	—	—	0.2	0.2
Comprehensive income (loss)	—	—	85.0	0.2	85.2
Stock-based compensation	—	1.7	—	—	1.7
Capital contribution from OGE Energy	—	50.0	—	—	50.0
Balance at June 30, 2011	$100.9	$909.2	$1,306.8	$(1.9)	$2,315.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Organization
OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas.  Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory.  OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area.  OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at June 30, 2012 and December 31, 2011, the results of its operations for the three and six months ended June 30, 2012 and 2011 and the results of its cash flows for the six months ended June 30, 2012 and 2011, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2011 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	June 30, 2012	December 31, 2011
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$12.3	$8.1
Crossroads rider under recovery (A)	10.6	2.5
Fuel clause under recoveries	0.7	1.8
Other (A)	11.3	3.6
Total Current Regulatory Assets	$34.9	$16.0
Non-Current
Benefit obligations regulatory asset	$345.1	$359.2
Income taxes recoverable from customers, net	54.7	54.0
Smart Grid	42.3	37.2
Deferred storm expenses	18.9	23.8
Unamortized loss on reacquired debt	13.6	14.2
Deferred pension expenses	6.8	9.1
Other	12.7	10.4
Total Non-Current Regulatory Assets	$494.1	$507.9
Regulatory Liabilities
Current
Fuel clause over recoveries	$65.4	$7.7
Smart Grid rider over recovery (B)	25.9	24.3
Other (B)	15.4	13.7
Total Current Regulatory Liabilities	$106.7	$45.7
Non-Current
Accrued removal obligations, net	$213.6	$208.2
Pension tracker	28.9	22.5
Total Non-Current Regulatory Liabilities	$242.5	$230.7

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

(In millions)
Balance at January 1, 2012	$24.8
Accretion expense	0.9
Revisions in estimated cash flows	26.7
Balance at June 30, 2012	$52.4

Accumulated Other Comprehensive Loss
The balance of Accumulated Other Comprehensive Loss was $2.0 million and $2.5 million at June 30, 2012 and December 31, 2011, respectively, related to deferred commodity contracts hedging activity.

Related Party Transactions

OGE Energy charged operating costs to OG&E of $27.5 million and $33.4 million during the three months ended June 30, 2012 and 2011, respectively, and $60.2 million and $64.4 million during the six months ended June 30, 2012 and 2011, respectively. OGE Energy charges operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries.  Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During each of the three months ended June 30, 2012 and 2011, OG&E recorded an expense from its affiliate, Enogex, of $8.7 million for transporting gas to OG&E's natural gas-fired generating facilities. During each of the six months ended June 30, 2012 and 2011, OG&E recorded an expense from Enogex of $17.4 million for transporting gas to OG&E's natural gas-fired generating facilities. During each of the three months ended June 30, 2012 and 2011, OG&E recorded an expense from Enogex of $3.2 million for natural gas storage services. During each of the six months ended June 30, 2012 and 2011, OG&E recorded an expense from Enogex of $6.4 million for natural gas storage services. During the three months ended June 30, 2012 and 2011, OG&E also recorded natural gas purchases from Enogex, through its subsidiary, OER, of $6.0 million and $8.9 million, respectively. During the six months ended June 30, 2012 and 2011, OG&E also recorded natural gas purchases from Enogex, through its subsidiary, OER, of $9.6 million and $21.4 million, respectively. There are $1.9 million and $1.7 million of natural gas purchases recorded at June 30, 2012 and December 31, 2011, respectively, which are included in Accounts Payable – Affiliates in the Balance Sheets for these activities.

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

The classification of OG&E's fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to quoted prices in active markets for identical unrestricted assets or liabilities (Level 1) and the lowest priority given to unobservable inputs (Level 3).  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The three levels defined in the fair value hierarchy are as follows:

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

At June 30, 2012 and December 31, 2011, OG&E had no gross derivative assets measured at fair value on a recurring basis.  At June 30, 2012 and December 31, 2011, OG&E had $3.2 million and $4.0 million, respectively, of gross derivative liabilities measured at fair value on a recurring basis which are considered level 2 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments, including derivative contracts related to OG&E's PRM activities, at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PRM Liabilities
Energy Derivative Contracts	$3.2	$3.2	$4.0	$4.0
Long-Term Debt
OG&E Senior Notes	$1,904.0	$2,358.9	$1,903.8	$2,383.8
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4

The carrying value of the financial instruments included in the Condensed Balance Sheets approximates fair value except for long-term debt which is valued at the carrying amount. The valuation of OG&E's energy derivative contracts was determined generally based on quoted market prices.  The valuation of instruments also considers the credit risk of the counterparties.  The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

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

Normal purchases and normal sales contracts are not recorded in PRM Assets or Liabilities in the Condensed Balance Sheets and earnings are recognized in the period in which physical delivery of the commodity occurs.  Management applies normal purchases and normal sales treatment to: (i) electric power contracts by OG&E and (ii) fuel procurement by OG&E.

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

At June 30, 2012 and December 31, 2011, the only derivative instruments that were designated as cash flow hedges were the related party natural gas swaps with OER discussed above.

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

At June 30, 2012 and December 31, 2011, OG&E had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated As Hedging Instruments

For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At June 30, 2012 and December 31, 2011, OG&E had no material derivative instruments that were not designated as hedging instruments.

Credit-Risk Related Contingent Features in Derivative Instruments

At June 30, 2012, OG&E had no derivative instruments that contain credit-risk related contingent features.

4.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2012 and 2011 related to performance units and restricted stock for OG&E employees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Performance units
Total shareholder return	$0.5	$0.4	$0.9	$0.8
Earnings per share	0.1	0.2	0.3	0.7
Total performance units	0.6	0.6	1.2	1.5
Restricted stock	—	0.1	—	0.1
Total compensation expense	$0.6	$0.7	$1.2	$1.6
Income tax benefit	$0.2	$0.3	$0.5	$0.6

During the three and six months ended June 30, 2012, there were 1,858 shares and 102,477 shares, respectively, of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three and six months ended June 30, 2012, there were 63 and 270 shares of restricted stock, respectively, returned to OG&E to satisfy tax liabilities.

The following table summarizes the activity of OG&E's stock-based compensation during the three months ended June 30, 2012.

	Shares	Fair Value
Grants
Restricted stock	358	$51.73

5.	Income Taxes

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

At June 30, 2012, OG&E was in compliance with all of its debt agreements.

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds at various dates prior to the maturity.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.22% - 0.40%	Garfield Industrial Authority, January 1, 2025	$47.0
0.21% - 0.41%	Muskogee Industrial Authority, January 1, 2025	32.4
0.20% - 0.38%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

At June 30, 2012, there were $22.2 million in net outstanding advances from OGE Energy as compared to $97.2 million in net outstanding advances to OGE Energy at December 31, 2011. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2016.  At June 30, 2012, there were $13.5 million in intercompany borrowings under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2012,

OG&E had $2.2 million in letters of credit at a weighted-average interest rate of 0.53 percent. There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at June 30, 2012. At June 30, 2012, OG&E had less than $0.1 million in cash and cash equivalents.

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

8.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2012 (B)	2011 (B)	2012 (C)	2011 (C)	2012 (B)	2011 (B)	2012 (C)	2011 (C)
Service cost	$2.8	$2.7	$5.5	$5.4	$—	$—	$—	$—
Interest cost	5.8	6.5	11.7	13.1	0.1	0.1	0.1	0.1
Expected return on plan assets	(9.6)	(9.4)	(19.1)	(18.7)	—	—	—	—
Amortization of net loss	4.8	3.9	9.6	7.8	—	—	—	—
Amortization of unrecognized prior service cost (A)	0.6	0.7	1.1	1.3	—	—	0.1	0.1
Net periodic benefit cost	$4.4	$4.4	$8.8	$8.9	$0.1	$0.1	$0.2	$0.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $4.5 million of net periodic benefit cost recognized by OG&E during each of three months ended June 30, 2012 and 2011, respectively, OG&E recognized an increase in pension expense during each of the three months ended June 30, 2012 and 2011 of $2.8 million to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $9.0 million and $9.1 million of net periodic benefit cost recognized by OG&E during the six months ended June 30, 2012 and 2011, respectively, OG&E recognized an increase in pension expense during the six months ended June 30, 2012 and 2011 of $5.7 million and $5.3 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012 (B)	2011 (B)	2012 (C)	2011 (C)
Service cost	$0.7	$0.5	$1.4	$1.1
Interest cost	2.3	2.5	4.7	5.0
Expected return on plan assets	(0.7)	(1.2)	(1.4)	(2.4)
Amortization of transition obligation	0.6	0.7	1.2	1.3
Amortization of net loss	4.4	3.8	8.7	7.7
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)	(6.8)	(6.8)
Net periodic benefit cost	$3.9	$2.9	$7.8	$5.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.9 million and $2.9 million of net periodic benefit cost recognized by OG&E during the three months ended June 30, 2012 and 2011, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended June 30, 2012 and 2011, of $0.4 million and $1.7 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $7.8 million and $5.9 million of net periodic benefit cost recognized by OG&E during the six months ended June 30, 2012 and 2011, respectively, OG&E recognized an increase in postretirement medical expense during the six months ended June 30, 2012 and 2011, of $0.8 million and $1.7 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and OER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and OER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and OER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision. On July 19, 2012, the plaintiffs filed a motion to dismiss Enogex LLC and OER from the action. At this time, based on currently available information, OGE Energy does not believe it is reasonably possible that it will incur a material loss related to these proceedings and, therefore, OGE Energy does not believe the outcome will have a material impact on its financial position, results of operations or cash flows.

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 10 below, under "Environmental Laws and Regulations" in Item 2 of Part 1 and in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I of OG&E's 2011 Form 10-K, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

10.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2011 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

Completed Regulatory Matters

Contract and Wind Energy Purchase Agreement Filing

On December 1, 2011, OG&E filed an application with the OCC requesting approval of a 20-year agreement that is intended to provide wind power to help meet the current and future power generation needs of Oklahoma State University. The project calls for OG&E to contract with NextEra Energy to build a 60 megawatt wind farm near Blackwell, Oklahoma, to support the Oklahoma State University project in which NextEra Energy will build, own and operate the wind farm and OG&E will purchase the electric output. The wind farm is expected to be in service by the end of 2012. On February 22, 2012, OG&E, the Attorney General and the Public Utility Division of the OCC signed a settlement agreement whereby the stipulating parties requested that the OCC issue an order approving the agreement for electric service with Oklahoma State University. On March 12, 2012, OG&E received an order from the OCC approving the settlement agreement. Pursuant to the terms of the power purchase agreement between OG&E and NextEra Energy, OG&E will purchase the electric output of the wind farm and use that power to provide service to Oklahoma State University and its other retail customers.

SPP Transmission/Substation Projects

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

As discussed below, the OCC approved a settlement agreement in OG&E's 2011 Oklahoma rate case filing that included an expedited procedure for recovering the costs of the two projects.  On July 31, 2012, OG&E filed an application with the OCC requesting an order authorizing recovery for the two projects through the SPP transmission systems additions rider.

2011 Oklahoma Rate Case Filing

As previously reported in OG&E's 2011 Form 10-K, on July 28, 2011, OG&E filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. OG&E requested a return on equity of 11.0 percent based on a common equity percentage of 53.0 percent. In its application, OG&E requested recovery of increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. On July 2, 2012, OG&E and other parties associated with its rate increase reached a settlement agreement in this matter. Key terms of the settlement agreement include: (i) an annual net increase of approximately $4.3 million in OG&E's rates to its Oklahoma retail customers; (ii) OG&E's Oklahoma retail authorized return on equity will be 10.2 percent; (iii) the rate of return to be used under various recovery riders previously approved by the OCC, including riders for OG&E's smart grid implementation and Crossroads wind farm will be based on OG&E's actual debt and equity ratios as reflected in OG&E's application and a 10.2 percent return on equity; (iv) depreciation rates proposed by OG&E will be implemented in the same month new customer rates go into effect; (v) the pension and postretirement medical cost tracker will remain in effect; (vi) a procedure was established to expedite the recovery of the cost of specified high-voltage transmission projects; and (vii) extension of funding for OG&E's system hardening program. On July 9, 2012, the OCC issued an order approving the settlement agreement in this matter. OG&E expects the impact of the rate increase on its customers and service territory to be minimal over the next 12 months as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. OG&E implemented the new rates effective in early August.

Pending Regulatory Matters

Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. On May 8, 2012, OG&E filed rebuttal testimony supporting the appropriateness of OG&E's use of coal-fired generation during 2010, OG&E's practice regarding purchasing power and the appropriateness of OG&E's management actions related to the Sooner 2 outage. A hearing on the merits was conducted on July 17 and 18, 2012. The witness for the Oklahoma Attorney General offered no further testimony. The witness for the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage. The administrative law judge took the matter under advisement. OG&E believes that the recommendations for the disallowances made by the witnesses for the Oklahoma Industrial Energy Consumers and the OCC Staff are without merit.

SPP Transmission/Substation Projects

On January 31, 2012, the SPP approved the Integrated Transmission Plan Near Term and Integrated Transmission Plan 10-year projects. These plans include two projects to be built by OG&E and include: (i) construction of 47 miles of transmission line from OG&E's Gracemont substation in a northwestern direction to a companion transmission line to be built by American Electric Power to its Elk City substation at an estimated cost of $75 million for OG&E, which is expected to be in service by early 2018 and (ii) construction of 126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southeastern direction to OG&E's Cimarron substation and construction of a new substation on this transmission line, the Mathewson substation, at an estimated cost of $210 million for OG&E, which is expected to be in service by early 2021. On April 9, 2012, OG&E received a notice to construct these projects from the SPP. On June 26, 2012, OG&E responded to the SPP that OG&E will construct the projects discussed above and is moving forward with more detailed cost estimates that must be reviewed and approved by the SPP.

Market-Based Rate Authority
On June 29, 2012, OG&E filed its triennial market power update with the FERC to retain its market-based rate authorization in the SPP's energy imbalance service market but to surrender its market-based rate authorization for any market-based rate sales outside the SPP's energy imbalance service market. A FERC order is pending.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas.  Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory.  OG&E is the largest electric utility in Oklahoma and its franchised service territory includes the Fort Smith, Arkansas area.  OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.

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

Summary of Operating Results

Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011

OG&E reported net income of $73.4 million and $78.6 million, respectively, during the three months ended June 30, 2012 and 2011, a decrease of $5.2 million, or 6.6 percent, primarily due to higher other operation and maintenance expense and higher depreciation and amortization expense partially offset by a higher gross margin and lower income tax expense. The higher gross margin was primarily due to increased recovery of investments and increased transmission revenue partially offset by milder weather in OG&E's service territory.

Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011

OG&E reported net income of $85.5 million and $85.0 million, respectively, during the six months ended June 30, 2012 and 2011, an increase of $0.5 million, or 0.6 percent, primarily due to a higher gross margin and lower income tax expense. The higher gross margin was primarily due to increased recovery of investments and increased transmission revenue partially offset by milder weather in OG&E's service territory. The gross margin increases were partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and higher interest expense.

Recent Developments and Regulatory Matters

2011 Oklahoma Rate Case Filing

As previously reported in OG&E's 2011 Form 10-K, on July 28, 2011, OG&E filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. OG&E requested a return on equity of 11.0 percent based on a common equity percentage of 53.0 percent. In its application, OG&E requested recovery of increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. On July 2, 2012, OG&E and other parties associated with its rate increase reached a settlement agreement in this matter. Key terms of the settlement agreement include: (i) an annual net increase of approximately $4.3 million in OG&E's rates to its Oklahoma retail customers; (ii) OG&E's Oklahoma retail authorized return on equity will be 10.2 percent; (iii) the rate of return to be used under various recovery riders previously approved by the OCC, including riders for OG&E's smart grid implementation and Crossroads wind farm will be based on OG&E's actual debt and equity ratios as reflected in OG&E's application and a 10.2 percent return on equity; (iv) depreciation rates proposed by OG&E will be implemented in the same month new customer rates go into effect; (v) the pension and postretirement medical cost tracker will remain in effect; (vi) a procedure was established to expedite the recovery of the cost of specified high-voltage transmission projects; and (vii) extension of funding for OG&E's system hardening program. On July 9, 2012, the OCC issued an order approving the settlement agreement in this matter. OG&E expects the impact of the rate increase on its customers and service territory to be minimal over the next 12 months as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. OG&E implemented the new rates effective in early August.

Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. On May 8, 2012, OG&E filed rebuttal testimony supporting the appropriateness of OG&E's use of coal-fired generation during 2010, OG&E's practice regarding purchasing power and the appropriateness of OG&E's management actions related to the Sooner 2 outage. A hearing on the merits was conducted on July 17 and 18, 2012. The witness for the Oklahoma Attorney General offered no further testimony. The witness for the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage. The administrative law judge took the matter under advisement. OG&E believes that the recommendations for the disallowances made by the witnesses for the Oklahoma Industrial Energy Consumers and the OCC Staff are without merit.

2012 Outlook

OGE Energy projects OG&E to earn approximately $258 million to $268 million in 2012. Certain key factors and assumptions previously disclosed have changed and are listed below. All other factors and assumptions are unchanged from those included in the earnings guidance in OG&E's 2011 Form 10-K and the Form 10-Q for the quarter ended March 31, 2012.

•	Normal weather patterns are experienced for the remainder of the year;

•	New Oklahoma retail rates in effect the first billing cycle of August 2012, which is projected to increase gross margin by approximately $3 million; and

•	The implementation of the transmission systems additions rider in October 2012, which is projected to increase gross margin by approximately $1 million.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

For additional information regarding the 2011 Oklahoma Rate Case Filing, see Note 10 of Notes to Condensed Financial Statements.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and six months ended June 30, 2012 as compared to the same period in 2011 and OG&E's financial position at June 30, 2012. Due to seasonal fluctuations and other factors, the operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Operating income	$127.8	$133.3	$167.6	$159.3
Net income	$73.4	$78.6	$85.5	$85.0

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income, as operating income indicates the ongoing profitability of OG&E excluding the cost of capital and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2012	2011	2012	2011
Operating revenues	$528.0	$568.7	$954.7	$990.8
Cost of goods sold	204.6	254.3	400.1	473.7
Gross margin on revenues	323.4	314.4	554.6	517.1
Other operation and maintenance	114.7	110.2	225.3	216.0
Depreciation and amortization	62.7	52.1	122.4	103.9
Taxes other than income	18.2	18.8	39.3	37.9
Operating income	127.8	133.3	167.6	159.3
Interest income	0.1	0.1	0.1	0.2
Allowance for equity funds used during construction	1.7	5.8	3.6	10.2
Other income	0.7	1.3	5.9	6.3
Other expense	0.6	0.9	1.3	1.5
Interest expense	31.1	27.3	62.0	53.4
Income tax expense	25.2	33.7	28.4	36.1
Net income	$73.4	$78.6	$85.5	$85.0
Operating revenues by classification
Residential	$215.8	$234.4	$385.4	$411.2
Commercial	134.0	141.9	233.9	240.1
Industrial	51.1	55.9	95.3	100.0
Oilfield	40.7	42.7	77.3	77.6
Public authorities and street light	50.7	55.0	90.1	93.3
Sales for resale	13.1	14.9	25.9	28.1
System sales revenues	505.4	544.8	907.9	950.3
Off-system sales revenues	5.1	12.5	14.0	21.9
Other	17.5	11.4	32.8	18.6
Total operating revenues	$528.0	$568.7	$954.7	$990.8
Megawatt-hour sales by classification (In millions)
Residential	2.2	2.3	4.1	4.5
Commercial	1.8	1.8	3.3	3.3
Industrial	1.0	1.0	2.0	1.9
Oilfield	0.9	0.8	1.7	1.6
Public authorities and street light	0.9	0.8	1.6	1.5
Sales for resale	0.3	0.4	0.6	0.7
System sales	7.1	7.1	13.3	13.5
Off-system sales	0.2	0.3	0.6	0.6
Total sales	7.3	7.4	13.9	14.1
Number of customers	793,998	786,125	793,998	786,125
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.576	4.485	2.727	4.477
Coal	2.276	2.032	2.260	2.033
Total fuel	2.275	2.986	2.303	2.842
Total fuel and purchased power	2.669	3.255	2.701	3.156
Degree days (A)
Heating - Actual	75	174	1,457	2,078
Heating - Normal	203	236	2,001	2,199
Cooling - Actual	793	885	854	926
Cooling - Normal	625	547	638	555

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

Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011
OG&E's operating income decreased $5.5 million, or 4.1 percent, during the three months ended June 30, 2012 as compared to the same period in 2011 primarily due to higher other operation and maintenance expense and higher depreciation and amortization expense partially offset by a higher gross margin.
Gross Margin
Operating revenues were $528.0 million during the three months ended June 30, 2012 as compared to $568.7 million during the same period in 2011, a decrease of $40.7 million, or 7.2 percent. Cost of goods sold was $204.6 million during the three months ended June 30, 2012 as compared to $254.3 million during the same period in 2011, a decrease of $49.7 million, or 19.5 percent. Gross margin was $323.4 million during the three months ended June 30, 2012 as compared to $314.4 million during the same period in 2011, an increase of $9.0 million, or 2.9 percent. The gross margin increased primarily due to:

•
an increased price variance due to revenues from the recovery of investments, including the Crossroads wind farm, Smart Grid and the OU Spirit wind farm and higher revenues from sales and customer mix, which increased the gross margin by $10.7 million;

•
higher transmission revenue primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction, which increased the gross margin by $5.7 million;

•	higher demand and related revenues by non-residential customers in OG&E's service territory, which increased the gross margin by $2.6 million;

•	new customer growth in OG&E's service territory, which increased the gross margin by $1.8 million; and

•	revenues from the Arkansas rate increase, which increased the gross margin by $1.4 million.

These increases in gross margin were partially offset by milder weather in OG&E's service territory, which decreased the gross margin by $13.8 million.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $145.8 million during the three months ended June 30, 2012 as compared to $205.3 million during the same period in 2011, a decrease of $59.5 million, or 29.0 percent, primarily due to lower natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $55.7 million during the three months ended June 30, 2012 as compared to $47.1 million during the same period in 2011, an increase of $8.6 million, or 18.3 percent, primarily due to an increase in purchases in the energy imbalance service market and short-term power purchases partially offset by lower cogeneration purchases.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in base rates, are passed through to OG&E's customers through fuel adjustment clauses. See Note 10 of Notes to Condensed Financial Statements for a discussion of OG&E's 2010 fuel adjustment clause review. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to Enogex.

Operating Expenses

Other operation and maintenance expense was $114.7 million during the three months ended June 30, 2012 as compared to $110.2 million during the same period in 2011, an increase of $4.5 million, or 4.1 percent. The increase in other operation and maintenance expense was primarily due to:

•	an increase of $2.2 million in postretirement medical expense related to modifications to OG&E's pension tracker in 2011;

•
an increase of $1.6 million in contract technical and construction services and an increase of $0.9 million in materials and supplies expense primarily attributable to increased spending for ongoing maintenance at OG&E's power plants;

•	an increase of $1.1 million in fees from the SPP and the North American Electric Reliability Corporation; and

•	an increase of $1.1 million related to increased spending on vegetation management.

These increases in other operation and maintenance expense were partially offset by a decrease of $3.0 million allocated from the holding company primarily due to lower contract professional services.

Depreciation and amortization expense was $62.7 million during the three months ended June 30, 2012 as compared to $52.1 million during the same period in 2011, an increase of $10.6 million, or 20.3 percent, primarily due to additional assets being placed in service throughout 2011 and the six months ended June 30, 2012, including the Crossroads wind farm, which was fully in service in January 2012.

Additional Information
Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction was $1.7 million during the three months ended June 30, 2012 as compared to $5.8 million during the same period in 2011, a decrease of $4.1 million, or 70.7 percent, primarily due to higher levels of construction costs for the Crossroads wind farm in 2011.

Other Income. Other income was $0.7 million during the three months ended June 30, 2012 as compared to $1.3 million during the same period in 2011, a decrease of $0.6 million, or 46.2 percent. The decrease in other income was primarily due to a decrease of $2.6 million related to the benefit associated with the tax gross-up of allowance for equity funds used during construction partially offset by an increased margin of $1.9 million recognized in the guaranteed flat bill program during the three months ended June 30, 2012 due to higher than expected usage during the same period in 2011 as a result of warmer weather.

Interest Expense. Interest expense was $31.1 million during the three months ended June 30, 2012 as compared to $27.3 million during the same period in 2011, an increase of $3.8 million, or 13.9 percent, primarily due to a $2.0 million increase in interest expense related to the issuance of long-term debt in May 2011 and a $2.0 million increase in interest expense related to lower allowance for borrowed funds used during construction primarily due to construction costs for the Crossroads wind farm in 2011.

Income Tax Expense. Income tax expense was $25.2 million during the three months ended June 30, 2012 as compared to $33.7 million during the same period in 2011, a decrease of $8.5 million, or 25.2 percent, primarily due to lower pre-tax income and an increase in the amount of Federal renewable energy credits recognized during the three months ended June 30, 2012 as compared to the same period in 2011.
Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011
OG&E's operating income increased $8.3 million, or 5.2 percent, during the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.
Gross Margin
Operating revenues were $954.7 million during the six months ended June 30, 2012 as compared to $990.8 million during the same period in 2011, a decrease of $36.1 million, or 3.6 percent. Cost of goods sold was $400.1 million during the six months ended June 30, 2012 as compared to $473.7 million during the same period in 2011, a decrease of $73.6 million, or 15.5 percent. Gross margin was $554.6 million during the six months ended June 30, 2012 as compared to $517.1 million during the same period in 2011, an increase of $37.5 million, or 7.3 percent. The gross margin increased primarily due to:

•
an increased price variance, due to revenues from the recovery of investments, including the Crossroads wind farm, Smart Grid, the OU Spirit wind farm and the Windspeed transmission line and higher revenues from sales and customer mix, which increased the gross margin by $34.8 million;

•
higher transmission revenue primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction, which increased the gross margin by $14.7 million;

•	higher demand and related revenues by non-residential customers in OG&E's service territory, which increased the gross margin by $5.1 million;

•	new customer growth in OG&E's service territory, which increased the gross margin by $3.7 million;

•	revenues from the Arkansas rate increase, which increased the gross margin by $2.8 million; and

•	higher revenues related to the renewal of the Arkansas Valley Electric Cooperative contract, which increased the gross margin by $1.3 million.

These increases in gross margin were partially offset by milder weather in OG&E's service territory, which decreased the gross margin by $25.3 million.

Fuel expense was $288.9 million during the six months ended June 30, 2012 as compared to $376.4 million during the same period in 2011, a decrease of $87.5 million, or 23.2 percent, primarily due to lower natural gas prices. Purchased power costs were $104.7 million during the six months ended June 30, 2012 as compared to $93.5 million during the same period in 2011, an increase of $11.2 million, or 12.0 percent, primarily due to an increase in purchases in the energy imbalance service market and short-term power purchases partially offset by lower cogeneration purchases.

Operating Expenses

Other operation and maintenance expense was $225.3 million during the six months ended June 30, 2012 as compared to $216.0 million during the same period in 2011, an increase of $9.3 million, or 4.3 percent. The increase in other operation and maintenance expense was primarily due to:

•
an increase of $3.1 million in salaries and wages expense primarily due to salary increases in 2012, an increase in accrued vacation expense due to adopting a new vacation policy effective January 1, 2012 and an increase in incentive compensation expense partially offset by a decrease in overtime expense;

•
an increase of $2.6 million in employee benefits primarily due to an increase in postretirement medical expense related to modifications to OG&E's pension tracker in 2011 and an increase in retirement savings expense;

•
an increase of $2.4 million in contract technical and construction services and an increase of $0.7 million in materials and supplies expense primarily attributable to increased spending for ongoing maintenance at OG&E's power plants;

•	an increase of $2.3 million related to increased spending on vegetation management;

•	an increase of $1.7 million in other marketing and sales expense related to demand-side management initiatives, which expenses are being recovered through a rider;

•	an increase of $1.5 million in fees from the SPP and the North American Electric Reliability Corporation; and

•	an increase of $1.1 million in software expense primarily related to Smart Grid, which expenses are being recovered through a rider.

These increases in other operation and maintenance expense were partially offset by:

•	a decrease of $3.5 million due to an increase in capitalized labor in 2012 as compared to 2011;

•	a decrease of $1.4 million in uncollectible expense; and

•	a decrease of $1.1 million allocated from the holding company primarily due to a decrease in contract professional services.

Depreciation and amortization expense was $122.4 million during the six months ended June 30, 2012 as compared to $103.9 million during the same period in 2011, an increase of $18.5 million, or 17.8 percent, primarily due to additional assets being placed in service throughout 2011 and the six months ended June 30, 2012, including the Crossroads wind farm, which was fully in service in January 2012.

Additional Information

Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction was $3.6 million during the six months ended June 30, 2012 as compared to $10.2 million during the same period in 2011, a decrease of $6.6 million, or 64.7 percent, primarily due to higher levels of construction costs for the Crossroads wind farm in 2011.

Other Income. Other income was $5.9 million during the six months ended June 30, 2012 as compared to $6.3 million during the same period in 2011, a decrease of $0.4 million, or 6.3 percent. The decrease in other income was primarily due to a decrease of $4.2 million related to the benefit associated with the tax gross-up of allowance for equity funds used during construction partially offset by an increase of $3.4 million due to an increased margin recognized in the guaranteed flat bill program during the six months ended June 30, 2012 due to higher than expected usage during the same period in 2011 as a result of warmer weather.

Interest Expense. Interest expense was $62.0 million during the six months ended June 30, 2012 as compared to $53.4 million during the same period in 2011, an increase of $8.6 million, or 16.1 percent, primarily due to a $5.2 million increase in interest expense related to the issuance of long-term debt in May 2011 and a $3.2 million increase in interest expense related to lower allowance for borrowed funds used during construction primarily due to construction costs for the Crossroads wind farm in 2011.

Income Tax Expense. Income tax expense was $28.4 million during the six months ended June 30, 2012 as compared to $36.1 million during the same period in 2011, a decrease of $7.7 million, or 21.3 percent. The decrease in income tax expense was primarily due to:

•	lower pre-tax income during the six months ended June 30, 2012 as compared to the same period in 2011; and

•	an increase in the amount of Federal renewable energy credits recognized during the six months ended June 30, 2012 as compared to the same period in 2011.

These decreases in income tax expense were partially offset by a reduction in Oklahoma investment tax credits generated during the six months ended June 30, 2012 as compared to the same period in 2011.

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

Liquidity and Capital Resources

Working Capital

Working capital is defined as the amount by which current assets exceed current liabilities. The Company's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries.

The balance of Accounts Receivable, Net, and Accrued Unbilled Revenues was $280.4 million and $241.7 million at June 30, 2012 and December 31, 2011, respectively, an increase of $38.7 million, or 16.0 percent, primarily due to an increase in billings to OG&E's customers reflecting higher usage due to warmer weather and higher seasonal electric rates in June 2012 as compared to December 2011.

The balance of Accounts Payable was $143.8 million and $193.4 million at June 30, 2012 and December 31, 2011, respectively, a decrease of $49.6 million, or 25.6 percent, primarily due to payments made in 2012 for projects accrued at December 31, 2011 and the timing of outstanding checks clearing the bank.

Cash Flows

	Six Months Ended
	June 30,
(In millions)	2012	2011	$ Change	% Change
Net cash provided from operating activities	$191.1	$116.0	$75.1	64.7%
Net cash used in investing activities	(319.5)	(371.0)	51.5	(13.9)%
Net cash provided from financing activities	128.4	255.0	(126.6)	(49.6)%

Operating Activities

The increase in net cash provided from operating activities during the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to higher fuel recoveries in the first half of 2012 as compared to the same period in 2011 and an increase in cash received in 2012 from the recovery of investments including the Crossroads wind farm, the Windspeed transmission line, Smart Grid, the OU Spirit wind farm and system hardening.

Investing Activities

The decrease in net cash used in investing activities during the six months ended June 30, 2012 as compared to the same period in 2011 primarily related to lower levels of capital expenditures in 2012 related to the Crossroads wind farm.

Financing Activities

The decrease in net cash provided from financing activities during the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to proceeds received from the issuance of long-term debt during the six months ended June 30, 2011 partially offset by an increase in advances from parent during the six months ended June 30, 2012.

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

(In millions)	2012	2013	2014	2015	2016
Base Transmission	$70	$50	$50	$50	$50
Base Distribution	175	175	175	175	175
Base Generation	75	75	75	75	75
Other	20	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	340	315	315	315	315
Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kilovolt)	25	—	—	—	—
Sooner-Rose Hill (345 kilovolt)	5	—	—	—	—
Balanced Portfolio 3E Projects	115	180	50	—	—
SPP Priority Projects	20	200	115	—	—
Total Transmission Projects	165	380	165	—	—
Other Projects:
Smart Grid Program (A)	90	30	30	15	15
Crossroads Wind Farm	40	—	—	—	—
System Hardening	10	15	—	—	—
Environmental - low NOX burners	10	45	20	25	20
Total Other Projects	150	90	50	40	35
Total Known and Committed Projects	315	470	215	40	35
Total (B)	$655	$785	$530	$355	$350

(A)	These capital expenditures are net of the $130 million Smart Grid grant approved by the U.S. Department of Energy.

(B)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit, which delays the timing of required implementation of the SO2 emissions standards in the rule. Neither the outcome of the challenge to the FIP nor the timing of any required capital expenditures can be predicted with any certainty at this time, but such capital expenditures could be significant.

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

Short-Term Debt and Credit Facility

At June 30, 2012, there were $22.2 million in net outstanding advances from OGE Energy as compared to $97.2 million in net outstanding advances to OGE Energy at December 31, 2011. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2016.  At June 30, 2012, there were $13.5 million in intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. At June 30, 2012, OG&E had $2.2 million in letters of credit at a weighted-average interest rate of 0.53 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at June 30, 2012. At June 30, 2012, OG&E had $397.8 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2011 and ending December 31, 2012. At June 30, 2012, OG&E had less than $0.1 million in cash and cash equivalents. See Note 7 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

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

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, except as otherwise stated in Notes 9 and 10 of Notes to Condensed Financial Statements, under "Environmental Laws and Regulations" below and in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I of OG&E's 2011 Form 10-K, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

Environmental Laws and Regulations

The activities of OG&E are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact OG&E's business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2011 Form 10-K. Except as set forth below, there have been no material changes to such items.

OG&E expects that environmental expenditures necessary to comply with the environmental laws and regulations discussed below will qualify as part of a pre-approval plan to handle state and Federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E's retail customers under House Bill 1910, which was enacted into law in May 2005.

Air

Regional Haze Control Measures

On June 15, 2005, the EPA issued final amendments to its 1999 regional haze rule. Regional haze is visibility impairment caused by the cumulative air pollutant emissions from numerous sources over a wide geographic area.  The regional haze rule is intended to protect visibility in certain national parks and wilderness areas throughout the United States.  In Oklahoma, the Wichita Mountains are the only area covered under the rule.  However, Oklahoma's impact on parks in other states must also be evaluated.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.  OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $120 million. With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at four coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits).  The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations.  The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years.  OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units.  OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion.  OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a stay request on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. The stay will remain in place until a decision on the petition for review is complete, which will delay the implementation of the regional haze rule in Oklahoma. On June 15, 2012, OG&E, the state of Oklahoma and other parties filed their brief in support of the petition for review of the final regional haze rule of the EPA. The briefing by all parties is currently scheduled to be completed in October 2012. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

Cross-State Air Pollution Rule

On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule requires 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which makes six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E is required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule is currently being challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. In April 2012, the U.S. Court of Appeals heard oral arguments on this rule but has not yet issued its decision. OG&E cannot predict the outcome of such challenges and is evaluating what emission controls would be necessary to meet the standards, its ability to comply with the standards in the timeframe proposed by the EPA and the associated costs, which could be significant.

Hazardous Air Pollutants Emission Standards

On December 16, 2011, the EPA signed the Maximum Achievable Control Technology regulations governing emissions of certain hazardous air pollutants from electric generating units. The final rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers.  In addition, the regulations include work practice standards for dioxins and furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years after the effective date of the rule with a likely possibility of a one year extension. To comply with this rule, OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at an estimated capital cost of $310 million, but the timing of such expenditures is uncertain. The final rule has been appealed by several parties. OG&E is not a party to these appeals. OG&E cannot predict the outcome of any such appeals. OG&E is planning to conduct field testing to develop firm cost estimates and implementation schedules.

Notice of Violation

In July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.  In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process.  In January 2012, OG&E received a supplemental request for an update of the previously provided information and for some additional information not previously requested. On May 1, 2012, OG&E responded to the EPA's supplemental request for information. OG&E believes it has acted in full compliance with the Federal Clean Air Act and new source review process and is cooperating with the EPA.  On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects that occurred at OG&E's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits.  The notice of violation also alleges that OG&E's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards.  OG&E has met with the EPA regarding the notice but cannot predict at this time what, if any, further actions may be necessary as a result of the notice.  The EPA could seek to require OG&E to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation.  Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant.

Climate Change and Greenhouse Gas Emissions

On June 3, 2010, the EPA issued a final rule that makes certain sources subject to permitting requirements for greenhouse gas emissions. This rule now requires sources that emit greater than 100,000 tons per year of greenhouse gases to obtain a permit for those emissions, even if they are not otherwise required to obtain a new or modified permit. Such sources may have to install best available control technology to control greenhouse gas emissions pursuant to this rule. Also, in December 2010, the EPA entered into an agreement to settle litigation brought by states and environmental groups whereby the EPA agreed to issue New Source Performance Standards for greenhouse gas emissions from certain new and modified electric generating units and emissions guidelines for existing units over the next two years.  Pursuant to this settlement agreement, the EPA agreed to issue proposed rules during the fourth quarter of 2011 and final rules by mid-2012. On March 27, 2012, the EPA proposed a new source performance standards limit of 1,000 pounds of carbon dioxide per megawatt-hour.  The proposed limit would apply only to new sources.  The EPA did not propose standards for existing or modified sources.

Water

With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the "best available technology" for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b).  On August 18, 2011, OG&E filed comments with the EPA on the proposed rules. In June 2012, the EPA published a Notice of Data Availability requesting additional comments on a number of impingement mortality-related issues based on new information received during the initial public comment period. On July 11, 2012, OG&E filed comments regarding the Notice of Data Availability. In June 2012, the EPA entered into a settlement agreement in a pending litigation matter, which extended the deadline by which the proposed rules will be finalized to June 2013. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them.  The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E's 2011 Form 10-K for a description of certain legal proceedings presently pending. Except as set forth below, there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, Enogex LLC and OER filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, Enogex LLC and OER filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, Enogex LLC and OER filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision. On July 19, 2012, the plaintiffs filed a motion to dismiss Enogex LLC and OER from the action. At this time, based on currently available information, OGE Energy does not believe it is reasonably possible that it will incur a material loss related to these proceedings and, therefore, OGE Energy does not believe the outcome will have a material impact on its financial position, results of operations or cash flows.

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
99.01
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 9, 2012 (File No. 1-12579) and incorporated by reference herein).

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

August 2, 2012