Form 10-Q
period 2012-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2012-11-07
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

At September 30, 2012, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
OPERATING REVENUES	$721.0	$774.8	$1,675.7	$1,765.6
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)	271.8	334.7	671.9	808.4
Gross margin on revenues	449.2	440.1	1,003.8	957.2
OPERATING EXPENSES
Other operation and maintenance	108.6	108.3	333.9	324.3
Depreciation and amortization	63.5	54.9	185.9	158.8
Taxes other than income	19.1	18.2	58.4	56.1
Total operating expenses	191.2	181.4	578.2	539.2
OPERATING INCOME	258.0	258.7	425.6	418.0
OTHER INCOME (EXPENSE)
Interest income	0.1	0.2	0.2	0.4
Allowance for equity funds used during construction	1.3	5.9	4.9	16.1
Other income (loss)	(0.4)	(3.1)	5.5	3.2
Other expense	(2.2)	(3.4)	(3.5)	(4.9)
Net other income (expense)	(1.2)	(0.4)	7.1	14.8
INTEREST EXPENSE
Interest on long-term debt	31.0	31.0	93.1	87.9
Allowance for borrowed funds used during construction	(0.8)	(2.9)	(2.8)	(8.1)
Interest on short-term debt and other interest charges	1.0	0.7	2.9	2.4
Interest expense	31.2	28.8	93.2	82.2
INCOME BEFORE TAXES	225.6	229.5	339.5	350.6
INCOME TAX EXPENSE	58.4	70.9	86.8	107.0
NET INCOME	$167.2	$158.6	$252.7	$243.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Net income	$167.2	$158.6	$252.7	$243.6
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging losses reclassified in net income, net of tax of $0.1, $0.1, $0.6 and $0.4, respectively	0.4	0.3	1.2	0.7
Deferred commodity contracts hedging gains (losses), net of tax of $0.1, ($0.2), ($0.1) and ($0.3), respectively	0.1	(0.4)	(0.2)	(0.6)
Other comprehensive income (loss), net of tax	0.5	(0.1)	1.0	0.1
Comprehensive income (loss)	$167.7	$158.5	$253.7	$243.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$252.7	$243.6
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	185.9	158.8
Deferred income taxes and investment tax credits, net	95.1	83.6
Allowance for equity funds used during construction	(4.9)	(16.1)
Stock-based compensation expense	1.8	2.2
Regulatory assets	17.5	9.6
Regulatory liabilities	(12.8)	0.6
Other assets	(3.4)	(3.2)
Other liabilities	(32.2)	(53.6)
Change in certain current assets and liabilities
Accounts receivable, net	(85.2)	(115.0)
Accrued unbilled revenues	(3.2)	(9.8)
Fuel, materials and supplies inventories	4.7	59.9
Gas imbalance assets	—	0.1
Fuel clause under recoveries	1.0	(32.2)
Other current assets	(11.3)	4.7
Accounts payable	(47.7)	(22.1)
Accounts payable - affiliates	(1.3)	(3.3)
Income taxes payable - parent	(7.1)	23.4
Gas imbalance liabilities	0.1	0.1
Fuel clause over recoveries	99.4	(21.4)
Other current liabilities	29.4	34.9
Net Cash Provided from Operating Activities	478.5	344.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(495.8)	(620.4)
Reimbursement of capital expenditures	28.2	37.2
Proceeds from sale of assets	0.5	0.5
Net Cash Used in Investing Activities	(467.1)	(582.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	(11.4)	(58.4)
Proceeds from long-term debt	—	246.3
Capital contribution from OGE Energy	—	50.0
Net Cash Provided from (Used in) Financing Activities	(11.4)	237.9
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.8 and $3.7, respectively	$267.6	$182.4
Accrued unbilled revenues	62.5	59.3
Advances to parent	40.7	97.2
Fuel inventories	69.5	76.9
Materials and supplies, at average cost	84.6	81.1
Deferred income taxes	124.8	10.3
Fuel clause under recoveries	0.8	1.8
Other	39.3	28.0
Total current assets	689.8	537.0
OTHER PROPERTY AND INVESTMENTS, at cost	2.6	2.7
PROPERTY, PLANT AND EQUIPMENT
In service	8,347.0	7,808.8
Construction work in progress	207.8	334.4
Total property, plant and equipment	8,554.8	8,143.2
Less accumulated depreciation	2,675.6	2,592.3
Net property, plant and equipment	5,879.2	5,550.9
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	480.9	507.9
Other	29.8	22.4
Total deferred charges and other assets	510.7	530.3
TOTAL ASSETS	$7,082.3	$6,620.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	September 30, 2012 (Unaudited)	December 31, 2011
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$—	$1.3
Accounts payable - other	119.9	193.4
Customer deposits	67.7	65.7
Accrued taxes	50.9	33.5
Accrued interest	30.0	43.2
Accrued compensation	30.7	26.6
Price risk management	2.0	2.2
Gas imbalances	0.1	—
Fuel clause over recoveries	107.1	7.7
Other	75.6	56.5
Total current liabilities	484.0	430.1
LONG-TERM DEBT	2,050.2	2,039.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	200.7	230.8
Deferred income taxes	1,355.7	1,146.0
Deferred investment tax credits	4.5	6.1
Regulatory liabilities	243.6	230.7
Price risk management	0.5	1.8
Other	68.6	42.2
Total deferred credits and other liabilities	1,873.6	1,657.6
Total liabilities	4,407.8	4,126.9
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,013.2	1,011.4
Retained earnings	1,662.8	1,485.1
Accumulated other comprehensive loss, net of tax	(1.5)	(2.5)
Total stockholder's equity	2,674.5	2,494.0
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$7,082.3	$6,620.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$100.9	$910.5	$1,485.1	$(2.5)	$2,494.0
Comprehensive income (loss)
Net income	—	—	252.7	—	252.7
Other comprehensive income (loss), net of tax	—	—	—	1.0	1.0
Comprehensive income (loss)	—	—	252.7	1.0	253.7
Dividends declared on common stock	—	—	(75.0)	—	(75.0)
Stock-based compensation	—	1.8	—	—	1.8
Balance at September 30, 2012	$100.9	$912.3	$1,662.8	$(1.5)	$2,674.5

Balance at December 31, 2010	$100.9	$857.5	$1,221.8	$(2.1)	$2,178.1
Comprehensive income (loss)
Net income	—	—	243.6	—	243.6
Other comprehensive income (loss), net of tax	—	—	—	0.1	0.1
Comprehensive income (loss)	—	—	243.6	0.1	243.7
Stock-based compensation	—	2.3	—	—	2.3
Capital contribution from OGE Energy	—	50.0	—	—	50.0
Balance at September 30, 2011	$100.9	$909.8	$1,465.4	$(2.0)	$2,474.1

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2012 and December 31, 2011, the results of its operations for the three and nine months ended September 30, 2012 and 2011 and the results of its cash flows for the nine months ended September 30, 2012 and 2011, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2011 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2012	December 31, 2011
Regulatory Assets
Current
Crossroads rider under recovery (A)	$13.8	$2.5
Oklahoma demand program rider under recovery (A)	9.8	8.1
Fuel clause under recoveries	0.8	1.8
Other (A)	10.5	3.6
Total Current Regulatory Assets	$34.9	$16.0
Non-Current
Benefit obligations regulatory asset	$338.1	$359.2
Income taxes recoverable from customers, net	54.7	54.0
Smart Grid	42.2	37.2
Deferred storm expenses	14.4	23.8
Unamortized loss on reacquired debt	13.3	14.2
Deferred pension expenses	5.7	9.1
Other	12.5	10.4
Total Non-Current Regulatory Assets	$480.9	$507.9
Regulatory Liabilities
Current
Fuel clause over recoveries	$107.1	$7.7
Smart Grid rider over recovery (B)	29.3	24.3
Other (B)	17.3	13.7
Total Current Regulatory Liabilities	$153.7	$45.7
Non-Current
Accrued removal obligations, net	$214.6	$208.2
Pension tracker	29.0	22.5
Total Non-Current Regulatory Liabilities	$243.6	$230.7

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

In accordance with the OCC order received by OG&E in July 2012 in its Oklahoma rate case, OG&E was allowed to begin amortizing a certain amount of Pension Plan expenses over a two-year period. These amounts have been included in the Pension tracker in the regulatory assets and liabilities table above.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the nine months ended September 30, 2012.

(In millions)
Balance at January 1, 2012	$24.8
Accretion expense	1.5
Revisions in estimated cash flows (A)	26.7
Balance at September 30, 2012	$53.0
(A) Due to changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Loss
The balance of Accumulated Other Comprehensive Loss was $1.5 million and $2.5 million at September 30, 2012 and December 31, 2011, respectively, related to deferred commodity contracts hedging activity.

Related Party Transactions

OGE Energy charged operating costs to OG&E of $28.8 million and $31.4 million during the three months ended September 30, 2012 and 2011, respectively, and $89.0 million and $95.8 million during the nine months ended September 30, 2012 and 2011, respectively. OGE Energy charges operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries.  Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During each of the three months ended September 30, 2012 and 2011, OG&E recorded an expense from its affiliate, Enogex, of $8.7 million for transporting gas to OG&E's natural gas-fired generating facilities. During each of the nine months ended September 30, 2012 and 2011, OG&E recorded an expense from Enogex of $26.1 million for transporting gas to OG&E's natural gas-fired generating facilities. During each of the three months ended September 30, 2012 and 2011, OG&E recorded an expense from Enogex of $3.2 million for natural gas storage services. During each of the nine months ended September 30, 2012 and 2011, OG&E recorded an expense from Enogex of $9.6 million for natural gas storage services. During the three months ended September 30, 2012 and 2011, OG&E also recorded natural gas purchases from Enogex of $8.7 million and $10.0 million, respectively. During the nine months ended September 30, 2012 and 2011, OG&E also recorded natural gas purchases from Enogex of $18.3 million and $31.4 million, respectively. There are $0.3 million and $1.7 million of natural gas purchases recorded at September 30, 2012 and December 31, 2011, respectively, which are included in Accounts Payable – Affiliates in the Balance Sheets for these activities.

In June 2011, OGE Energy made a capital contribution to OG&E for $50.0 million. During the nine months ended September 30, 2012, OG&E declared dividends to OGE Energy of $75.0 million. There were no dividends declared during the nine months ended September 30, 2011.

On July 1, 2009, OG&E and Enogex entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at OG&E resulting from the cost of generation associated with a wholesale power sales contract with the Oklahoma Municipal Power Authority. These transactions are for 50,000 MMBtu per month from August 2009 to December 2013 (see Note 3).

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

At September 30, 2012 and December 31, 2011, OG&E had no gross derivative assets measured at fair value on a recurring basis.  At September 30, 2012 and December 31, 2011, OG&E had $2.5 million and $4.0 million, respectively, of gross derivative liabilities measured at fair value on a recurring basis which are considered level 2 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments, including derivative contracts related to OG&E's PRM activities, at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PRM Liabilities
Energy Derivative Contracts	$2.5	$2.5	$4.0	$4.0
Long-Term Debt
OG&E Senior Notes	$1,904.1	$2,394.3	$1,903.8	$2,383.8
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt (A)	10.7	10.4	—	—
(A) In September 2012, OG&E purchased the electric distribution system at Tinker Air Force Base for $10.7 million and will begin making installment payments over a 50-year term. The fair value of this debt is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. Since the debt is valued using unobservable inputs, it is classified as Level 3 in the fair value hierarchy. This is a non-cash investing and financing activity.

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

On July 1, 2009, OG&E and Enogex entered into hedging transactions to offset natural gas long positions at Enogex with short natural gas exposures at OG&E resulting from the cost of generation associated with a wholesale power sales contract with the Oklahoma Municipal Power Authority. These transactions are for 50,000 MMBtu per month from August 2009 to December 2013.

Normal purchases and normal sales contracts are not recorded in PRM Assets or Liabilities in the Condensed Balance Sheets and earnings are recognized in the period in which physical delivery of the commodity occurs.  Management applies normal purchases and normal sales treatment to: (i) electric power contracts and (ii) fuel procurement.

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

Cash Flow Hedges

For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument is reported as a component of Accumulated Other Comprehensive Income (Loss) and recognized into earnings in the same period during which the hedged transaction affects earnings.  The ineffective portion of a derivative's change in fair value or hedge components excluded from the assessment of effectiveness is recognized currently in earnings. OG&E measures the ineffectiveness of commodity cash flow hedges using the change in fair value method whereby the change in the expected future cash flows designated as the hedge transaction are compared to the change in fair value of the hedging instrument. Forecasted transactions, which are designated as the hedged transaction in a cash flow hedge, are regularly evaluated to assess whether they continue to be probable of occurring.  If the forecasted transactions are no longer probable of occurring, hedge accounting will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings.

At September 30, 2012 and December 31, 2011, the only derivative instruments that were designated as cash flow hedges were the related party natural gas swaps with Enogex discussed above.

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

At September 30, 2012 and December 31, 2011, OG&E had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated as Hedging Instruments

For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At September 30, 2012 and December 31, 2011, OG&E had no material derivative instruments that were not designated as hedging instruments.

Credit-Risk Related Contingent Features in Derivative Instruments

At September 30, 2012, OG&E had no derivative instruments that contain credit-risk related contingent features.

4.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2012 and 2011 related to performance units and restricted stock for OG&E employees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Performance units
Total shareholder return	$0.4	$0.4	$1.3	$1.2
Earnings per share	0.2	0.2	0.5	0.8
Total performance units	0.6	0.6	1.8	2.0
Restricted stock	—	0.1	—	0.1
Total compensation expense	$0.6	$0.7	$1.8	$2.1
Income tax benefit	$0.2	$0.4	$0.7	$0.7

During the three and nine months ended September 30, 2012, there were no shares and 102,477 shares, respectively, of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three and nine months ended September 30, 2012, there were no shares and 270 shares, respectively, of restricted stock returned to OG&E to satisfy tax liabilities.

5.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2009 or state and local tax examinations by tax authorities for years prior to 2005.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

6.	Long-Term Debt

At September 30, 2012, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.22% - 0.40%	Garfield Industrial Authority, January 1, 2025	$47.0
0.21% - 0.41%	Muskogee Industrial Authority, January 1, 2025	32.4
0.20% - 0.47%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

At September 30, 2012 and December 31, 2011, there were $40.7 million and $97.2 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2016.  At September 30, 2012, there were no intercompany borrowings under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2012, OG&E had $2.2 million in letters of credit at a weighted-average interest rate of 0.53 percent. There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at September 30, 2012. At September 30, 2012, OG&E had less than $0.1 million in cash and cash equivalents.

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

8.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2012 (B)	2011 (B)	2012 (C)	2011 (C)	2012 (B)	2011 (B)	2012 (C)	2011 (C)
Service cost	$2.7	$2.7	$8.2	$8.1	$—	$—	$—	$—
Interest cost	5.9	6.6	17.6	19.7	—	—	0.1	0.1
Expected return on plan assets	(9.5)	(9.3)	(28.6)	(28.0)	—	—	—	—
Amortization of net loss	4.8	3.9	14.4	11.7	0.1	0.1	0.1	0.1
Amortization of unrecognized prior service cost (A)	0.6	0.6	1.7	1.9	0.1	0.1	0.2	0.2
Net periodic benefit cost	$4.5	$4.5	$13.3	$13.4	$0.2	$0.2	$0.4	$0.4

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $4.7 million of net periodic benefit cost recognized by OG&E during each of the three months ended September 30, 2012 and 2011, OG&E recognized an increase in pension expense during the three months ended September 30, 2012 and 2011 of $1.9 million and $2.7 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $13.7 million and $13.8 million of net periodic benefit cost recognized by OG&E during the nine months ended September 30, 2012 and 2011, respectively, OG&E recognized an increase in pension expense during the nine months ended September 30, 2012 and 2011 of $7.6 million and $8.0 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012 (B)	2011 (B)	2012 (C)	2011 (C)
Service cost	$0.6	$0.7	$2.0	$1.8
Interest cost	2.4	2.5	7.1	7.5
Expected return on plan assets	(0.7)	(1.3)	(2.1)	(3.7)
Amortization of transition obligation	0.7	0.6	1.9	1.9
Amortization of net loss	4.3	3.9	13.0	11.6
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)	(10.2)	(10.2)
Net periodic benefit cost	$3.9	$3.0	$11.7	$8.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.9 million and $3.0 million of net periodic benefit cost recognized by OG&E during the three months ended September 30, 2012 and 2011, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2012 and 2011 of $0.1 million and $0.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $11.7 million and $8.9 million of net periodic benefit cost recognized by OG&E during the nine months ended September 30, 2012 and 2011, respectively, OG&E recognized an increase in postretirement medical expense during each of the nine months ended September 30, 2012 and 2011, of $0.8 million to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

9.	Commitments and Contingencies

Except as set forth below and in Note 10, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2011 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,389 coal hopper railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Minimum Fuel Purchase Commitments

In 2012, through multiple requests for proposal, OG&E entered into various natural gas purchase contracts for natural gas supply covering November and December 2012 and multiple months in 2013. For the two-month period of November and December 2012, OG&E entered into contracts for 10 percent of its remaining 2012 annual forecasted natural gas requirements. OG&E has entered into multiple month term natural gas contracts for 25 percent of its 2013 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2013 natural gas requirements will be acquired through additional requests for proposal in early to mid-2013, along with monthly and daily purchases, all of which are expected to be made at market prices.

During the three months ended September 30, 2012, OG&E entered into coal contracts for minimum purchases from January 2013 through December 2013 for $23.4 million.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, the two OGE Energy subsidiaries filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, the two OGE Energy subsidiaries filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, the two OGE Energy subsidiaries filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision. On July 19, 2012, the plaintiffs filed a motion to dismiss the two OGE Energy subsidiaries from the action. On September 19, 2012, the court issued a final order dismissing the two OGE Energy subsidiaries from this case. OGE Energy considers this case closed.

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

SPP Transmission Projects

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

As discussed below, the OCC approved a settlement agreement in OG&E's 2011 Oklahoma rate case filing that included an expedited procedure for recovering the costs of the two projects.  On July 31, 2012, OG&E filed an application with the OCC requesting an order authorizing recovery for the two projects through the SPP transmission systems additions rider. On October 2, 2012, all parties signed a settlement agreement in this matter which stated: (i) the parties agree not to oppose requested relief sought by OG&E, (ii) OG&E will host meetings to discuss the SPP’s transmission planning process, including any future transmission projects for which OG&E has received a notice to construct from the SPP, and (iii) there will be opportunities for parties to provide input related to transmission planning studies that the SPP performs to identify future transmission projects. On October 25, 2012, the OCC issued an order approving the settlement agreement and granting OG&E cost recovery for the two projects. OG&E initiated cost recovery beginning with the first billing cycle in November 2012.

2011 Oklahoma Rate Case Filing

As previously reported in OG&E's 2011 Form 10-K, on July 28, 2011, OG&E filed its application with the OCC requesting an annual rate increase of $73.3 million, or a 4.3 percent increase in its rates. OG&E requested a return on equity of 11.0 percent based on a common equity percentage of 53.0 percent. In its application, OG&E requested recovery of increases in its operating costs and to begin earning on approximately $500 million of new capital investments made on behalf of its Oklahoma customers during the previous two and one-half years. On July 2, 2012, OG&E and other parties associated with its rate increase reached a settlement agreement in this matter. Key terms of the settlement agreement include: (i) an annual net increase of approximately $4.3 million in OG&E's rates to its Oklahoma retail customers, (ii) OG&E's Oklahoma retail authorized return on equity will be 10.2 percent, (iii) the rate of return to be used under various recovery riders previously approved by the OCC, including riders for OG&E's smart grid implementation and Crossroads wind farm will be based on OG&E's actual debt and equity ratios as reflected in OG&E's application and a 10.2 percent return on equity, (iv) depreciation rates proposed by OG&E will be implemented in the same month new customer rates go into effect, (v) the pension and postretirement medical cost tracker will remain in effect, (vi) a procedure was established to expedite the recovery of the cost of specified high-voltage transmission projects and (vii) extension of funding for OG&E's system hardening program. On July 9, 2012, the OCC issued an order approving the settlement agreement in this matter. OG&E expects the impact of the rate increase on its customers and service territory to be minimal as the rate increase will be more than offset by lower fuel costs attributable to prior fuel over recoveries from lower than forecasted fuel costs. OG&E implemented the new rates effective in early August.

Smart Grid Project

As previously reported, OG&E filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant awarded by the U.S. Department of Energy under the American Recovery and Reinvestment Act of 2009. On August 3, 2011, the APSC issued an order in this matter approving the settlement agreement. On August 31, 2012, the APSC issued an order authorizing implementation of the rider beginning with the first billing cycle in September 2012 through December 2012.

Request for Prudence Determination and Waiver of Competitive Bid Rules for One-Year Extension of Enogex Gas Transportation and Storage Agreement

On August 9, 2012, OG&E filed an application with the OCC requesting: (i) an order finding that a one-year extension of OG&E's gas transportation and storage agreement with Enogex is prudent, (ii) a waiver of the OCC's competitive procurement rules and (iii) finding that the one-year extension of the gas transportation and storage agreement complies with the OCC's affiliate transaction rules. On September 14, 2012, OG&E filed a settlement agreement in which all parties to this matter agreed to the one-year extension of the Enogex contract and cost recovery from ratepayers at the rates currently in effect. On October 25, 2012, the OCC issued an order approving the settlement agreement.

Pending Regulatory Matters

Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. On May 8, 2012, OG&E filed rebuttal testimony supporting the appropriateness of OG&E's use of coal-fired generation during 2010, OG&E's practice regarding purchasing power and the appropriateness of OG&E's management actions related to the Sooner 2 outage. A hearing on the merits was conducted on July 17 and 18, 2012. The witness for the Oklahoma Attorney General offered no further testimony. The witness for the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage. On September 26, 2012, the administrative law judge recommended that the OCC find that for the calendar year 2010 OG&E’s generation, purchase power and fuel procurement processes and costs, including the cost of replacement power for the Sooner 2 outage, were prudent and no disallowance for any of these expenses is warranted. A hearing in this matter is scheduled on November 8, 2012. OG&E expects to receive an order from the OCC in November 2012.

SPP Transmission Projects

On January 31, 2012, the SPP approved the Integrated Transmission Plan Near Term and Integrated Transmission Plan 10-year projects. These plans include two projects to be built by OG&E: (i) construction of 47 miles of transmission line from OG&E's Gracemont substation in a northwestern direction to a companion transmission line to be built by American Electric Power to its Elk City substation at an estimated cost of $75 million for OG&E, which is expected to be in service by early 2018, and (ii) construction of 126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southeastern direction to OG&E's Cimarron substation and construction of a new substation on this transmission line, the Mathewson substation, at an estimated cost of $210 million for OG&E, which is expected to be in service by early 2021. On April 9, 2012, OG&E received a notice to construct these projects from the SPP. On June 26, 2012, OG&E responded to the SPP that OG&E will construct the projects discussed above and is moving forward with more detailed cost estimates that must be reviewed and approved by the SPP.

Market-Based Rate Authority
On June 29, 2012, OG&E filed its triennial market power update with the FERC to retain its market-based rate authorization in the SPP's energy imbalance service market but to surrender its market-based rate authorization for any market-based rate sales outside the SPP's energy imbalance service market. A FERC order is pending.

Fuel Adjustment Clause Review for Calendar Year 2011

On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 1, 2012. A procedural schedule has not been established in this matter.

Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 megawatts of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. A hearing in this matter is scheduled to begin January 18, 2013. The OCC had previously authorized recovery of the Oklahoma portion of these costs.

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

Summary of Operating Results

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011

OG&E reported net income of $167.2 million and $158.6 million, respectively, during the three months ended September 30, 2012 and 2011, an increase of $8.6 million, or 5.4 percent, primarily due to a higher gross margin and lower income tax expense. The higher gross margin was primarily due to increased recovery of investments, increased transmission revenue and new customer growth partially offset by milder weather in OG&E's service territory. The increase in gross margin was partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense and lower allowance for equity funds used during construction.

Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2011

OG&E reported net income of $252.7 million and $243.6 million, respectively, during the nine months ended September 30, 2012 and 2011, an increase of $9.1 million, or 3.7 percent, primarily due to a higher gross margin and lower income tax expense. The higher gross margin was primarily due to increased recovery of investments and increased transmission revenue partially offset by milder weather in OG&E's service territory. The increase in gross margin was partially offset by higher other operation and maintenance expense, higher depreciation and amortization expense, higher interest expense and lower allowance for equity funds used during construction.

Recent Developments and Regulatory Matters

SPP Transmission Projects

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

As discussed in Note 10 of Notes to Condensed Financial Statements, the OCC approved a settlement agreement in OG&E's 2011 Oklahoma rate case filing that included an expedited procedure for recovering the costs of the two projects.  On July 31, 2012, OG&E filed an application with the OCC requesting an order authorizing recovery for the two projects through the SPP transmission systems additions rider. On October 2, 2012, all parties signed a settlement agreement in this matter which stated: (i) the parties agree not to oppose requested relief sought by OG&E, (ii) OG&E will host meetings to discuss the SPP’s transmission planning process, including any future transmission projects for which OG&E has received a notice to construct from the SPP, and (iii) there will be opportunities for parties to provide input related to transmission planning studies that the SPP performs to identify future transmission projects. On October 25, 2012, the OCC issued an order approving the settlement agreement and granting OG&E cost recovery for the two projects. OG&E initiated cost recovery beginning with the first billing cycle in November 2012.

Request for Prudence Determination and Waiver of Competitive Bid Rules for One-Year Extension of Enogex Gas Transportation and Storage Agreement

On August 9, 2012, OG&E filed an application with the OCC requesting: (i) an order finding that a one-year extension of OG&E's gas transportation and storage agreement with Enogex is prudent, (ii) a waiver of the OCC's competitive procurement rules and (iii) finding that the one-year extension of the gas transportation and storage agreement complies with the OCC's affiliate transaction rules. On September 14, 2012, OG&E filed a settlement agreement in which all parties to this matter agreed to the one-year extension of the Enogex contract and cost recovery from ratepayers at the rates currently in effect. On October 25, 2012, the OCC issued an order approving the settlement agreement.

Fuel Adjustment Clause Review for Calendar Year 2010

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On August 19, 2011, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2010, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E responded by filing direct testimony and the minimum filing review package on October 18, 2011. On April 6, 2012 witnesses for the OCC Staff, the Oklahoma Attorney General and the Oklahoma Industrial Energy Consumers association filed responsive testimony. The witness for the Oklahoma Industrial Energy Consumers recommended that the OCC disallow recovery of approximately $44 million of costs previously recovered through OG&E’s fuel adjustment clause. These recommendations were based on allegations that OG&E’s lower cost coal-fired generation was underutilized, that OG&E failed to aggressively pursue purchasing power at a cost lower than its marginal cost of generation and that OG&E should be found imprudent related to an unplanned outage at OG&E's Sooner 2 coal unit in November and December 2010. The witnesses for the OCC Staff and the Oklahoma Attorney General recommended that OG&E should provide additional information to allow them to reach a conclusion on their prudence review. On May 8, 2012, OG&E filed rebuttal testimony supporting the appropriateness of OG&E's use of coal-fired generation during 2010, OG&E's practice regarding purchasing power and the appropriateness of OG&E's management actions related to the Sooner 2 outage. A hearing on the merits was conducted on July 17 and 18, 2012. The witness for the Oklahoma Attorney General offered no further testimony. The witness for the OCC Staff recommended approval of OG&E's actions related to utilization of coal plants and practices related to purchasing power but recommended that OG&E refund $3 million to customers because of the Sooner 2 outage. On September 26, 2012, the administrative law judge recommended that the OCC find that for the calendar year 2010 OG&E’s generation, purchase power and fuel procurement processes and costs, including the cost of replacement power for the Sooner 2 outage, were prudent and no disallowance for any of these expenses is warranted. A hearing in this matter is scheduled on November 8, 2012. OG&E expects to receive an order from the OCC in November 2012.

Smart Grid Project

As previously reported, OG&E filed an application with the APSC requesting pre-approval for system-wide deployment of smart grid technology and a recovery rider, including a credit for the Smart Grid grant awarded by the U.S. Department of Energy under the American Recovery and Reinvestment Act of 2009. On August 3, 2011, the APSC issued an order in this matter approving the settlement agreement. On August 31, 2012, the APSC issued an order authorizing implementation of the rider beginning with the first billing cycle in September 2012 through December 2012.

2012 Outlook

OGE Energy projects OG&E to earn at the upper end of the earnings guidance range between approximately $258 million to $268 million of net income in 2012 assuming normal weather patterns for the remainder of the year. The primary reason for the change to the upper end of the earnings guidance was favorable weather experienced in the third quarter of 2012, which increased the gross margin by approximately $11 million. All other factors and assumptions are unchanged from those included in the earnings guidance in OG&E's Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2012 as compared to the same period in 2011 and OG&E's financial position at September 30, 2012. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Operating income	$258.0	$258.7	$425.6	$418.0
Net income	$167.2	$158.6	$252.7	$243.6

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income, as operating income indicates the ongoing profitability of OG&E excluding the cost of capital and income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2012	2011	2012	2011
Operating revenues	$721.0	$774.8	$1,675.7	$1,765.6
Cost of goods sold	271.8	334.7	671.9	808.4
Gross margin on revenues	449.2	440.1	1,003.8	957.2
Other operation and maintenance	108.6	108.3	333.9	324.3
Depreciation and amortization	63.5	54.9	185.9	158.8
Taxes other than income	19.1	18.2	58.4	56.1
Operating income	258.0	258.7	425.6	418.0
Interest income	0.1	0.2	0.2	0.4
Allowance for equity funds used during construction	1.3	5.9	4.9	16.1
Other income (loss)	(0.4)	(3.1)	5.5	3.2
Other expense	2.2	3.4	3.5	4.9
Interest expense	31.2	28.8	93.2	82.2
Income tax expense	58.4	70.9	86.8	107.0
Net income	$167.2	$158.6	$252.7	$243.6
Operating revenues by classification
Residential	$321.7	$360.0	$707.1	$771.2
Commercial	170.2	177.5	404.1	417.6
Industrial	63.2	68.2	158.5	168.2
Oilfield	48.5	49.8	125.8	127.4
Public authorities and street light	64.9	69.2	155.0	162.5
Sales for resale	16.0	22.8	41.9	50.9
System sales revenues	684.5	747.5	1,592.4	1,697.8
Off-system sales revenues	15.5	13.6	29.5	35.5
Other	21.0	13.7	53.8	32.3
Total operating revenues	$721.0	$774.8	$1,675.7	$1,765.6
Megawatt-hour sales by classification (In millions)
Residential	3.2	3.5	7.3	8.0
Commercial	2.1	2.0	5.4	5.3
Industrial	1.0	1.0	3.0	2.9
Oilfield	0.8	0.8	2.5	2.4
Public authorities and street light	0.9	0.9	2.5	2.4
Sales for resale	0.4	0.4	1.0	1.1
System sales	8.4	8.6	21.7	22.1
Off-system sales	0.5	0.4	1.1	1.0
Total sales	8.9	9.0	22.8	23.1
Number of customers	796,696	788,998	796,696	788,998
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.939	4.319	2.822	4.388
Coal	2.354	2.077	2.295	2.048
Total fuel	2.554	3.155	2.403	2.963
Total fuel and purchased power	2.839	3.443	2.755	3.268
Degree days (A)
Heating - Actual	7	17	1,464	2,095
Heating - Normal	19	29	2,020	2,228
Cooling - Actual	1,630	1,761	2,484	2,687
Cooling - Normal	1,380	1,295	2,018	1,850

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

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011
OG&E's operating income decreased $0.7 million, or 0.3 percent, during the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to higher other operation and maintenance expense and higher depreciation and amortization expense partially offset by a higher gross margin.
Gross Margin
Operating revenues were $721.0 million during the three months ended September 30, 2012 as compared to $774.8 million during the same period in 2011, a decrease of $53.8 million, or 6.9 percent. Cost of goods sold was $271.8 million during the three months ended September 30, 2012 as compared to $334.7 million during the same period in 2011, a decrease of $62.9 million, or 18.8 percent. Gross margin was $449.2 million during the three months ended September 30, 2012 as compared to $440.1 million during the same period in 2011, an increase of $9.1 million, or 2.1 percent. The below factors contributed to the change in gross margin:

$ Change
Price variance (A)	$8.1
Transmission revenue (B)	6.1
Enogex transportation credit (C)	4.5
New customer growth	3.6
Oklahoma rate increase	2.1
Other	0.7
Non-residential demand and related revenues	0.1
Quantity variance (primarily weather)	(16.1)
Change in gross margin	$9.1
(A) Increased due to revenues from the recovery of investments, including the Crossroads wind farm and Smart Grid, and higher revenues from sales and customer mix.
(B) Increased primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction.
(C) Increased due to a credit to OG&E's customers in 2011 related to the settlement of OG&E's 2009 fuel adjustment clause review.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $212.7 million during the three months ended September 30, 2012 as compared to $263.8 million during the same period in 2011, a decrease of $51.1 million, or 19.4 percent, primarily due to lower natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $55.8 million during the three months ended September 30, 2012 as compared to $69.2 million during the same period in 2011, a decrease of $13.4 million, or 19.4 percent, primarily due to a decrease in short-term power purchases and cogeneration purchases due to milder weather.

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

Operating Expenses

Other operation and maintenance expense was $108.6 million during the three months ended September 30, 2012 as compared to $108.3 million during the same period in 2011, an increase of $0.3 million, or 0.3 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
Employee benefits (A)	$1.2
Injuries and damages	1.1
Reclassification of Arkansas Smart Grid costs to regulatory asset	1.0
Administration and assessment fees (primarily SPP)	0.9
Software related to Smart Grid (B)	0.7
Other	0.7
Salaries and wages (C)	(0.4)
Allocations from holding company (primarily lower contract professional services)	(1.1)
Capitalized labor	(1.7)
Other marketing and sales expense (primarily lower demand-side management initiatives) (B)	(2.1)
Change in other operation and maintenance expense	$0.3
(A) Increased primarily due to an increase in worker's compensation accruals partially offset by a decrease in pension expense.
(B) Costs are being recovered through a rider.
(C) Decreased primarily due to a lower salaries and wages due to lower headcount in 2012 partially offset by an increase in incentive compensation expense in 2012.

Depreciation and amortization expense was $63.5 million during the three months ended September 30, 2012 as compared to $54.9 million during the same period in 2011, an increase of $8.6 million, or 15.7 percent, primarily due to additional assets being placed in service throughout 2011 and the nine months ended September 30, 2012, including the Crossroads wind farm, which was fully in service in January 2012 and the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $1.3 million during the three months ended September 30, 2012 as compared to $5.9 million during the same period in 2011, a decrease of $4.6 million, or 78.0 percent, primarily due to higher levels of construction costs for the Crossroads wind farm in 2011.

Other Income (Loss). Other loss was $0.4 million during the three months ended September 30, 2012 as compared to a loss of $3.1 million during the same period in 2011, an increase of $2.7 million, or 87.1 percent. The decrease in other loss was primarily due to an increased margin of $5.5 million recognized in the guaranteed flat bill program during the three months ended September 30, 2012 as a result of milder weather partially offset by a decrease of $2.9 million related to the benefit associated with the tax gross-up of allowance for equity funds used during construction.

Other Expense. Other expense was $2.2 million during the three months ended September 30, 2012 as compared to $3.4 million during the same period in 2011, a decrease of $1.2 million, or 35.3 percent, primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $31.2 million during the three months ended September 30, 2012 as compared to $28.8 million during the same period in 2011, an increase of $2.4 million, or 8.3 percent, primarily due to a $2.1 million increase in interest expense related to lower allowance for borrowed funds used during construction primarily due to construction costs for the Crossroads wind farm in 2011.

Income Tax Expense. Income tax expense was $58.4 million during the three months ended September 30, 2012 as compared to $70.9 million during the same period in 2011, a decrease of $12.5 million, or 17.6 percent, primarily due to an increase in the amount of Federal renewable energy tax credits recognized associated with the Crossroads wind farm and lower pre-tax income during the three months ended September 30, 2012 as compared to the same period in 2011.

Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2011
OG&E's operating income increased $7.6 million, or 1.8 percent, during the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.
Gross Margin
Operating revenues were $1,675.7 million during the nine months ended September 30, 2012 as compared to $1,765.6 million during the same period in 2011, a decrease of $89.9 million, or 5.1 percent. Cost of goods sold was $671.9 million during the nine months ended September 30, 2012 as compared to $808.4 million during the same period in 2011, a decrease of $136.5 million, or 16.9 percent. Gross margin was $1,003.8 million during the nine months ended September 30, 2012 as compared to $957.2 million during the same period in 2011, an increase of $46.6 million, or 4.9 percent. The below factors contributed to the change in gross margin:

$ Change
Price variance (A)	$44.1
Transmission revenue (B)	20.9
New customer growth	7.3
Non-residential demand and related revenues	5.2
Enogex transportation credit (C)	3.3
Arkansas rate increase	2.8
Oklahoma rate increase	2.1
Renewal of wholesale contract with customer	1.3
Other	1.0
Quantity variance (primarily weather)	(41.4)
Change in gross margin	$46.6
(A) Increased due to revenues from the recovery of investments, including the Crossroads wind farm, Smart Grid, the OU Spirit wind farm, storm recovery and the Windspeed transmission line, and higher revenues from sales and customer mix.
(B) Increased primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction.
(C) Increased due to a credit to OG&E's customers in 2011 related to the settlement of OG&E's 2009 fuel adjustment clause review.

Fuel expense was $501.6 million during the nine months ended September 30, 2012 as compared to $640.2 million during the same period in 2011, a decrease of $138.6 million, or 21.6 percent, primarily due to lower natural gas prices. Purchased power costs were $160.6 million during the nine months ended September 30, 2012 as compared to $162.7 million during the same period in 2011, a decrease of $2.1 million, or 1.3 percent, primarily due to a decrease in cogeneration purchases and short-term power purchases due to milder weather partially offset by an increase in purchases in the energy imbalance service market.

Operating Expenses

Other operation and maintenance expense was $333.9 million during the nine months ended September 30, 2012 as compared to $324.3 million during the same period in 2011, an increase of $9.6 million, or 3.0 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
Employee benefits (A)	$3.7
Salaries and wages (B)	2.8
Ongoing maintenance at power plants	2.8
Administration and assessment fees (primarily SPP and North American Electric Reliability Corporation)	2.4
Software related to Smart Grid (C)	1.9
Vegetation management	1.7
Reclassification of Arkansas Smart Grid costs to regulatory asset	1.0
Other	0.6
Allocations from holding company (primarily lower contract professional services and lower salaries and wages)	(2.2)
Capitalized labor	(5.1)
Change in other operation and maintenance expense	$9.6
(A) Increased primarily due to an increase in worker's compensation accruals and an increase in postretirement medical expense related to modifications to OG&E's pension tracker in 2011.
(B) Increased primarily due to salary increases partially offset by lower headcount in 2012 and an increase in incentive compensation expense partially offset by a decrease in overtime expense.
(C) Costs are being recovered through a rider.

Depreciation and amortization expense was $185.9 million during the nine months ended September 30, 2012 as compared to $158.8 million during the same period in 2011, an increase of $27.1 million, or 17.1 percent, primarily due to additional assets being placed in service throughout 2011 and the nine months ended September 30, 2012, including the Crossroads wind farm, which was fully in service in January 2012.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $4.9 million during the nine months ended September 30, 2012 as compared to $16.1 million during the same period in 2011, a decrease of $11.2 million, or 69.6 percent, primarily due to higher levels of construction costs for the Crossroads wind farm in 2011.

Other Income (Loss). Other income was $5.5 million during the nine months ended September 30, 2012 as compared to $3.2 million during the same period in 2011, an increase of $2.3 million, or 71.9 percent. The increase in other income was primarily due to an increased margin of $9.0 million recognized in the guaranteed flat bill program during the nine months ended September 30, 2012 as a result of milder weather partially offset by a decrease of $7.1 million related to the benefit associated with the tax gross-up of allowance for equity funds used during construction.

Other Expense. Other expense was $3.5 million during the nine months ended September 30, 2012 as compared to $4.9 million during the same period in 2011, a decrease of $1.4 million, or 28.6 percent, primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $93.2 million during the nine months ended September 30, 2012 as compared to $82.2 million during the same period in 2011, an increase of $11.0 million, or 13.4 percent, primarily due to a $5.3 million increase in interest expense related to lower allowance for borrowed funds used during construction primarily due to construction costs for the Crossroads wind farm in 2011 and a $5.2 million increase in interest expense related to the issuance of long-term debt in May 2011.

Income Tax Expense. Income tax expense was $86.8 million during the nine months ended September 30, 2012 as compared to $107.0 million during the same period in 2011, a decrease of $20.2 million, or 18.9 percent. The decrease in income tax expense was primarily due to an increase in the amount of Federal renewable energy tax credits recognized associated with the Crossroads wind farm and lower pre-tax income during the nine months ended September 30, 2012 as compared to the same period in 2011.

Off-Balance Sheet Arrangement

Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,389 coal hopper railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E is also required to maintain all of the railcars it has under lease to transport coal from Wyoming and has entered into agreements with Progress Rail Services and WATCO, both of which are non-affiliated companies, to furnish this maintenance.

Liquidity and Capital Resources

Working Capital

Working capital is defined as the amount by which current assets exceed current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries.

The balance of Accounts Receivable, Net, and Accrued Unbilled Revenues was $330.1 million and $241.7 million at September 30, 2012 and December 31, 2011, respectively, an increase of $88.4 million, or 36.6 percent, primarily due to an increase in billings to OG&E's customers reflecting higher usage due to warmer weather and higher seasonal electric rates in September 2012 as compared to December 2011.

The balance of Accounts Payable was $119.9 million and $193.4 million at September 30, 2012 and December 31, 2011, respectively, a decrease of $73.5 million, or 38.0 percent, primarily due to payments made in 2012 for projects accrued at December 31, 2011 and the timing of outstanding checks clearing the bank.

Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2012	2011	$ Change	% Change
Net cash provided from operating activities	$478.5	$344.8	$133.7	38.8%
Net cash used in investing activities	(467.1)	(582.7)	115.6	(19.8)%
Net cash provided from (used in) financing activities	(11.4)	237.9	(249.3)	(104.8)%

Operating Activities

The increase in net cash provided from operating activities during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to higher fuel recoveries in 2012 as compared to the same period in 2011 and an increase in cash received in 2012 from transmission revenue and the recovery of investments including the Crossroads wind farm and Smart Grid.

Investing Activities

The decrease in net cash used in investing activities during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to lower levels of capital expenditures in 2012 related to the Crossroads wind farm.

Financing Activities

The decrease in net cash provided from financing activities during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to proceeds received from the issuance of long-term debt during the nine months ended September 30, 2011 and a capital contribution from OGE Energy during the nine months ended September 30, 2011 partially offset by an increase in net advances with OGE Energy during the nine months ended September 30, 2012.

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

(In millions)	2012	2013	2014	2015	2016
Base Transmission	$70	$50	$50	$50	$50
Base Distribution	175	175	175	175	175
Base Generation	80	75	75	75	75
Other	10	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	335	315	315	315	315
Known and Committed Projects:
Transmission Projects:
Sunnyside-Hugo (345 kilovolt)	25	—	—	—	—
Sooner-Rose Hill (345 kilovolt)	5	—	—	—	—
Balanced Portfolio 3E Projects	100	200	40	—	—
SPP Priority Projects	30	175	115	—	—
Total Transmission Projects	160	375	155	—	—
Other Projects:
Smart Grid Program (A)	85	25	25	10	10
Crossroads Wind Farm	40	—	—	—	—
System Hardening	10	15	—	—	—
Environmental - low NOX burners	5	30	20	25	20
Total Other Projects	140	70	45	35	30
Total Known and Committed Projects	300	445	200	35	30
Total (B)	$635	$760	$515	$350	$345

(A)	For 2012, these capital expenditures are net of the remaining $28 million from the $130 million Smart Grid grant previously approved by the U.S. Department of Energy.

(B)	The capital expenditures above exclude any environmental expenditures associated with:

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

•
Compliance with Mercury and Air Toxics Standards requirements due to the uncertainty regarding the approach and timing of such expenditures. OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at a cost in the range of $155 million to $310 million (depending on the level of removal), but the timing of such expenditures is uncertain.

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

Potential Collateral Requirements

Derivative instruments are utilized in managing OG&E's commodity price exposures. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. While the Dodd-Frank Act is focused primarily on the regulation and oversight of financial institutions, it also provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps, exchange trading, margin requirements and other transparency requirements, such as reporting and recordkeeping.  The Dodd-Frank Act contains provisions that should exempt certain derivatives end-users from much of the clearing requirements that apply to swap dealers and major swap participants.  OG&E technically will qualify as an end-user under the de minimis exception to the swap dealer definition rule.  End-users are exempt from the margin requirements, but only to the extent the end-user exception is elected for a particular swap transaction.  The regulations require that the decision on whether to use the end-user exception from mandatory clearing for any specific transaction be reviewed and approved by an "appropriate committee" of the Board of Directors.  The scope of the margin requirements and the end-user exemption has been further defined through final rules and interpretive guidance issued jointly by the Commodity Futures Trading Commission and the Securities and Exchange Commission.  The key compliance date applicable to end-users is April 10, 2013, which is the deadline for the reporting of historical swaps and swap reporting and recordkeeping.  Further, although OG&E may qualify for certain exemptions, its derivative counterparties may be subject to new capital, margin and business conduct requirements imposed as a result of the new regulations, which may increase OG&E's transaction costs or make it more difficult to enter into hedging transactions on favorable terms. OG&E's inability to enter into hedging transactions, including those that qualify as bona fide hedges under the regulations, on favorable terms, or at all, could increase operating expenses and put OG&E at increased exposure to risks of adverse changes in commodities prices.  If OG&E exceeds the cost threshold for swap dealer status, which is $25 million for swap transactions with "special entities" such as government-owned utilities, OG&E would not qualify for any exemptions related to clearing requirements and/or could be subject to margin requirements, which would subject OG&E to higher costs and increased collateral requirements.  The impact of the provisions of the Dodd-Frank Act on OG&E cannot be determined at this time due to the evolving nature of the Dodd-Frank Act regulations and numerous requests for "no-action" relief and requests for a delay in implementing some or all of regulations.

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

Short-Term Debt and Credit Facility

At September 30, 2012 and December 31, 2011, there were $40.7 million and $97.2 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2016.  At September 30, 2012, there were no intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2012, OG&E had $2.2 million in letters of credit at a weighted-average interest rate of 0.53 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at September 30, 2012. At September 30, 2012, OG&E had $397.8 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2011 and ending December 31, 2012. At September 30, 2012, OG&E had less than $0.1 million in cash and cash equivalents. See Note 7 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.  OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $100 million. With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at four coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits).  The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations.  The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years.  OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units.  OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a stay request on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. The stay will remain in place until a decision on the petition for review is complete, which will delay the implementation of the regional haze rule in Oklahoma. On June 15, 2012, OG&E, the state of Oklahoma and other parties filed their brief in support of the petition for review of the final regional haze rule of the EPA. The briefing by all parties was completed in October 2012. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

Cross-State Air Pollution Rule

On July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. The EPA has requested an en banc reconsideration of the court's decision vacating the rule. OG&E cannot predict the outcome of such challenges.

Hazardous Air Pollutants Emission Standards

On December 16, 2011, the EPA signed the Mercury and Air Toxics Standards regulations governing emissions of certain hazardous air pollutants from electric generating units. The final rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers.  In addition, the regulations include work practice standards for dioxins and furans.  The effective date of the final rule was April 16, 2012 and compliance is required within three years after the effective date of the rule with a likely possibility of a one year extension. To comply with this rule, OG&E is planning to utilize dry sorbent injection with activated carbon injection at up to five coal-fired units at a cost in the range of $155 million to $310 million (depending on the level of removal), but the timing of such expenditures is uncertain. The final rule has been appealed by several parties. OG&E is not a party to these appeals. OG&E cannot predict the outcome of any such appeals. OG&E is planning to conduct field testing to develop firm cost estimates and implementation schedules.

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

Water

With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the "best available technology" for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b).  On August 18, 2011, OG&E filed comments with the EPA on the proposed rules. In June 2012, the EPA published a Notice of Data Availability requesting additional comments on a number of impingement mortality-related issues based on new information received during the initial public comment period. On July 11, 2012, OG&E filed comments regarding the Notice of Data Availability. In July 2012, the EPA entered into a settlement agreement in a pending litigation matter, which extended the deadline by which the proposed rules will be finalized to June 2013. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them.  The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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

On September 18, 2009, the court entered its order denying class certification.  On October 2, 2009, the plaintiffs filed for a rehearing of the court's denial of class certification.  On March 31, 2010, the court denied the plaintiffs' request for rehearing. On July 20, 2011, the two OGE Energy subsidiaries filed motions for summary judgment.  On January 25, 2012, the court denied portions of the motions for summary judgment related to the legal issue of the plaintiffs' claims regarding civil conspiracy. In an order dated January 23, 2012, the court granted the plaintiffs additional time to perform discovery prior to the consideration of the motions for summary judgment as they relate to the plaintiffs' other claims. On February 7, 2012, the two OGE Energy subsidiaries filed an application in the Kansas Court of Appeals seeking appeal of the trial court's denial of their motions for summary judgment. On February 23, 2012, the Kansas Court of Appeals denied this application. On March 23, 2012, the two OGE Energy subsidiaries filed an application with the Kansas Supreme Court seeking appeal of the Kansas Court of Appeals' decision. On July 19, 2012, the plaintiffs filed a motion to dismiss the two OGE Energy subsidiaries from the action. On September 19, 2012, the court issued a final order dismissing the two OGE Energy subsidiaries from this case. OGE Energy considers this case closed.

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

November 7, 2012