Form 10-Q
period 2013-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2013-05-02
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

At March 31, 2013, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2012 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
APSC	Arkansas Public Service Commission
BART	Best available retrofit technology
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enogex	Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MMBtu	Million British thermal unit
NOX	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
PRM	Price risk management
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in OG&E's 2012 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws and regulations that may impact OG&E's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to OG&E's 2012 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
OPERATING REVENUES	$455.5	$426.7
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)	213.0	195.5
Gross margin on revenues	242.5	231.2
OPERATING EXPENSES
Other operation and maintenance	105.1	110.6
Depreciation and amortization	61.3	59.7
Taxes other than income	23.2	21.1
Total operating expenses	189.6	191.4
OPERATING INCOME	52.9	39.8
OTHER INCOME (EXPENSE)
Interest income	0.1	—
Allowance for equity funds used during construction	1.2	1.9
Other income	2.6	5.2
Other expense	(0.5)	(0.7)
Net other income	3.4	6.4
INTEREST EXPENSE
Interest on long-term debt	31.1	31.0
Allowance for borrowed funds used during construction	(0.7)	(1.1)
Interest on short-term debt and other interest charges	1.0	1.0
Interest expense	31.4	30.9
INCOME BEFORE TAXES	24.9	15.3
INCOME TAX EXPENSE	11.9	3.2
NET INCOME	$13.0	$12.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net income	$13.0	$12.1
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging losses reclassified in net income, net of tax of $0.2 and $0.2, respectively	0.3	0.4
Deferred commodity contracts hedging gains (losses), net of tax of $0.1 and ($0.3), respectively	0.2	(0.4)
Other comprehensive income (loss), net of tax	0.5	—
Comprehensive income (loss)	$13.5	$12.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13.0	$12.1
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	61.3	59.7
Deferred income taxes and investment tax credits, net	11.9	3.2
Allowance for equity funds used during construction	(1.2)	(1.9)
Stock-based compensation expense	0.6	0.6
Regulatory assets	5.5	5.6
Regulatory liabilities	(4.1)	(3.4)
Other assets	1.6	0.9
Other liabilities	(2.4)	1.1
Change in certain current assets and liabilities
Accounts receivable, net	15.5	38.3
Accrued unbilled revenues	7.8	6.0
Fuel, materials and supplies inventories	(15.3)	(9.8)
Gas imbalance assets	(0.6)	—
Fuel clause under recoveries	(0.4)	1.8
Other current assets	(3.9)	(5.0)
Accounts payable	20.2	(27.5)
Accounts payable - affiliates	1.4	(0.3)
Fuel clause over recoveries	(27.6)	31.5
Other current liabilities	(35.9)	(24.8)
Net Cash Provided from Operating Activities	47.4	88.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(195.4)	(190.1)
Reimbursement of capital expenditures	—	9.7
Proceeds from sale of assets	0.2	0.2
Net Cash Used in Investing Activities	(195.2)	(180.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	104.7	92.1
Increase in short-term debt	43.1	—
Net Cash Provided from Financing Activities	147.8	92.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.7 and $2.6, respectively	$146.0	$161.5
Accrued unbilled revenues	49.6	57.4
Advances to parent	—	90.3
Fuel inventories	90.9	76.8
Materials and supplies, at average cost	75.9	74.7
Gas imbalances	0.6	—
Deferred income taxes	19.3	138.7
Fuel clause under recoveries	0.4	—
Other	38.5	34.6
Total current assets	421.2	634.0
OTHER PROPERTY AND INVESTMENTS, at cost	2.7	2.7
PROPERTY, PLANT AND EQUIPMENT
In service	8,581.0	8,498.3
Construction work in progress	350.7	251.4
Total property, plant and equipment	8,931.7	8,749.7
Less accumulated depreciation	2,750.0	2,705.6
Net property, plant and equipment	6,181.7	6,044.1
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	502.6	510.6
Other	30.2	31.0
Total deferred charges and other assets	532.8	541.6
TOTAL ASSETS	$7,138.4	$7,222.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	March 31, 2013 (Unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term debt	$43.1	$—
Accounts payable - affiliates	2.1	0.7
Accounts payable - other	203.3	186.7
Advances from parent	54.4	—
Customer deposits	69.5	68.5
Accrued taxes	22.2	35.0
Accrued interest	30.0	43.2
Accrued compensation	21.3	33.2
Price risk management	1.3	2.1
Fuel clause over recoveries	81.6	109.2
Other	54.9	53.9
Total current liabilities	583.7	532.5
LONG-TERM DEBT	2,050.3	2,050.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	238.4	240.9
Deferred income taxes	1,270.7	1,377.8
Deferred investment tax credits	3.4	3.9
Regulatory liabilities	245.5	245.1
Deferred revenues	0.1	—
Other	69.1	68.8
Total deferred credits and other liabilities	1,827.2	1,936.5
Total liabilities	4,461.2	4,519.3
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,014.6	1,014.0
Retained earnings	1,663.4	1,690.4
Accumulated other comprehensive loss, net of tax	(0.8)	(1.3)
Total stockholder's equity	2,677.2	2,703.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$7,138.4	$7,222.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	13.0	—	13.0
Other comprehensive income (loss), net of tax	—	—	—	0.5	0.5
Dividends declared on common stock	—	—	(40.0)	—	(40.0)
Stock-based compensation	—	0.6	—	—	0.6
Balance at March 31, 2013	$100.9	$913.7	$1,663.4	$(0.8)	$2,677.2

Balance at December 31, 2011	$100.9	$910.5	$1,485.1	$(2.5)	$2,494.0
Net income	—	—	12.1	—	12.1
Stock-based compensation	—	0.6	—	—	0.6
Balance at March 31, 2012	$100.9	$911.1	$1,497.2	$(2.5)	$2,506.7

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2013 and December 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2012 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2013	December 31, 2012
Regulatory Assets
Current
Crossroads wind farm rider under recovery (A)	$13.4	$14.9
Oklahoma demand program rider under recovery (A)	9.4	9.2
Fuel clause under recoveries	0.4	—
Other (A)	7.6	2.9
Total Current Regulatory Assets	$30.8	$27.0
Non-Current
Benefit obligations regulatory asset	$364.1	$370.6
Income taxes recoverable from customers, net	54.9	54.7
Smart Grid	42.9	42.8
Unamortized loss on reacquired debt	12.7	13.0
Deferred storm expenses	12.3	12.7
Deferred pension expenses	3.4	4.5
Other	12.3	12.3
Total Non-Current Regulatory Assets	$502.6	$510.6
Regulatory Liabilities
Current
Fuel clause over recoveries	$81.6	$109.2
Smart Grid rider over recovery (B)	21.6	24.1
Other (B)	6.5	7.8
Total Current Regulatory Liabilities	$109.7	$141.1
Non-Current
Accrued removal obligations, net	$219.4	$218.2
Deferred pension credits	14.9	17.7
Pension tracker	11.2	9.2
Total Non-Current Regulatory Liabilities	$245.5	$245.1

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
(In millions)	2013	2012
Balance at January 1	$53.6	$24.8
Liabilities settled	(0.1)	—
Accretion expense	0.6	0.4
Revisions in estimated cash flows (A)	—	26.7
Balance at March 31	$54.1	$51.9

(A)
Due to changes to OG&E's asset retirement obligations related to its wind farms due to a change in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Loss
In February 2013, the Financial Accounting Standards Board issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the new standard requires an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. OG&E adopted the new standard effective January 1, 2013 and these disclosures have been included below.
The following table summarizes changes in the components of accumulated other comprehensive loss during the three months ended March 31, 2013. All amounts below are presented net of tax.

Deferred commodity contract hedging losses
Balance at December 31, 2012	$(1.3)
Other comprehensive loss before reclassifications	0.2
Amounts reclassified from accumulated other comprehensive loss	0.3
Net current period other comprehensive income (loss)	0.5
Balance at March 31, 2013	$(0.8)

The following table summarizes significant amounts reclassified out of accumulated other comprehensive loss by the respective line item in net income during the three months ended March 31, 2013.

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented

Gains (losses) on cash flow hedges
Commodity contracts	$(0.5)	Cost of goods sold
	(0.5)	Total before tax
	(0.2)	Tax benefit
	$(0.3)	Net of tax

Related Party Transactions

OGE Energy charged operating costs to OG&E of $30.4 million and $32.7 million during the three months ended March 31, 2013 and 2012, respectively. OGE Energy charges operating costs to its subsidiaries based on several factors. Operating costs directly related to specific subsidiaries are assigned to those subsidiaries.  Where more than one subsidiary benefits from certain expenditures, the costs are shared between those subsidiaries receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries are allocated among the subsidiaries, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

During each of the three months ended March 31, 2013 and 2012, OG&E recorded an expense from its affiliate, Enogex, of $8.7 million for transporting gas to OG&E's natural gas-fired generating facilities.  During each of the three months ended March 31, 2013 and 2012, OG&E recorded an expense from Enogex of $3.2 million for natural gas storage services.  During the three months ended March 31, 2013 and 2012, OG&E also recorded natural gas purchases from Enogex of $5.5 million and $3.6 million, respectively. There are $2.3 million and $1.0 million of natural gas purchases recorded at March 31, 2013 and December 31, 2012, respectively, which are included in Accounts Payable – Affiliates in the Condensed Balance Sheets for these activities. During each of the three months ended March 31, 2013 and 2012, OG&E recorded revenues from Enogex of $1.8 million and $2.8 million, respectively, for electricity used at Enogex's compression sites.

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

At March 31, 2013 and December 31, 2012, OG&E had no gross derivative assets measured at fair value on a recurring basis.  At March 31, 2013 and December 31, 2012, OG&E had $1.3 million and $2.1 million, respectively, of gross derivative liabilities measured at fair value on a recurring basis which are considered level 2 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments, including derivative contracts related to OG&E's PRM activities, at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PRM Liabilities
Energy Derivative Contracts	$1.3	$1.3	$2.1	$2.1
Long-Term Debt
OG&E Senior Notes	$1,904.3	$2,368.3	$1,904.2	$2,401.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.6	10.3	10.7	10.0

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

At March 31, 2013 and December 31, 2012, the only derivative instruments that were designated as cash flow hedges were the related party natural gas swaps with Enogex discussed above.

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

At March 31, 2013 and December 31, 2012, OG&E had no derivative instruments that were designated as fair value hedges.

Derivatives Not Designated as Hedging Instruments

For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

At March 31, 2013 and December 31, 2012, OG&E had no material derivative instruments that were not designated as hedging instruments.

Credit-Risk Related Contingent Features in Derivative Instruments

At March 31, 2013, OG&E had no derivative instruments that contain credit-risk related contingent features.

4.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2013 and 2012 related to performance units and restricted stock for OG&E employees.

	Three Months Ended
	March 31,
(In millions)	2013	2012
Performance units
Total shareholder return	$0.5	$0.4
Earnings per share	0.2	0.2
Total compensation expense	$0.7	$0.6
Income tax benefit	$0.3	$0.3

OGE Energy has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units. During the three months ended March 31, 2013, there were 69,674 shares of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three months ended March 31, 2013, there were 186 shares, of restricted stock returned to OG&E to satisfy tax liabilities.

The following table summarizes the activity of OG&E's stock-based compensation during the three months ended March 31, 2013.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	35,353	$58.61
Performance units (Earnings per share)	11,785	$53.45
Restricted stock	1,912	$59.41
Conversions
Performance units (Total shareholder return) (A)	37,724	N/A
Performance units (Earnings per share) (A)	12,576	N/A

(A)
Performance units were converted based on a payout ratio of 200 percent of the target number of performance units granted in February 2010 and are included in the 69,674 shares of common stock issued during the three months ended March 31, 2013 as discussed above.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Among other things, the law included an extension of bonus depreciation for one year for property generally placed in service before January 1, 2014. Because this new law was enacted in 2013, GAAP requires the law to be considered retroactive legislation, the impact of which must be recorded in the period enacted. The impact of the new law was recorded during the first quarter of 2013 in the Condensed Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss. With additional bonus depreciation in 2013, the amount of net operating loss classified as a Current Deferred Tax Asset is decreased. Accordingly, a portion of the Current Deferred Tax Asset was reclassified to non-current.

As previously reported in OG&E's 2012 Form 10-K, in January 2013, OG&E learned that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the first quarter of 2013, OG&E recorded a reserve of $7.8 million ($5.1 million after tax) related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

6.	Long-Term Debt

At March 31, 2013, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES	DATE DUE	AMOUNT
		(In millions)
0.23% - 0.28%	Garfield Industrial Authority, January 1, 2025	$47.0
0.22% - 0.29%	Muskogee Industrial Authority, January 1, 2025	32.4
0.18% - 0.20%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)		$135.4

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

At March 31, 2013, there were $54.4 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances to OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2016.  At March 31, 2013, there were $41.4 million in intercompany borrowings under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2013, OG&E had $43.1 million in outstanding commercial paper borrowings at a weighted average interest rate of 0.32 percent and $2.1 million in letters of credit at a weighted-average interest rate of 0.53 percent. At March 31, 2013, OG&E had less than $0.1 million in cash and cash equivalents.

OGE Energy's and OG&E's ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions.  Pricing grids associated with OGE Energy's and OG&E's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of OGE Energy's and OG&E's short-term borrowings, but a reduction in OGE Energy's and OG&E's credit ratings would not result in any defaults or accelerations.  Any future downgrade OG&E could also lead to higher long-term borrowing costs and, if below investment grade, would require OG&E to post cash collateral or letters of credit.

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

8.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2013 (B)	2012 (B)	2013 (B)	2012 (B)
Service cost	$3.1	$2.7	$—	$—
Interest cost	5.0	5.9	—	—
Expected return on plan assets	(10.2)	(9.5)	—	—
Amortization of net loss	4.9	4.8	—	—
Amortization of unrecognized prior service cost (A)	0.5	0.5	0.1	0.1
Net periodic benefit cost	$3.3	$4.4	$0.1	$0.1

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.4 million and $4.5 million of net periodic benefit cost recognized during the three months ended March 31, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the three months ended March 31, 2013 and 2012 of $1.9 million and $2.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2013 (B)	2012 (B)
Service cost	$0.8	$0.7
Interest cost	2.1	2.4
Expected return on plan assets	(0.6)	(0.7)
Amortization of transition obligation	—	0.6
Amortization of net loss	4.5	4.3
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)
Net periodic benefit cost	$3.4	$3.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.4 million and $3.9 million of net periodic benefit cost recognized during the three months ended March 31, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended March 31, 2013 and 2012 of $0.1 million and $0.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

9.	Commitments and Contingencies

Except as set forth below and in Note 10, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2012 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases from January 2012 through December 2016. Also, as previously reported, OG&E had entered into multiple month term natural gas contracts for 26.1 percent of its 2013 annual forecasted natural gas requirements. In February 2013, through a request for proposal, OG&E entered into various multiple month term natural gas contracts for 55.8 percent of its remaining forecasted 2013 natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2013 natural gas requirements will be acquired through additional requests for proposal in mid-2013, along with monthly and daily purchases, all of which are expected to be made at market prices.

Environmental Laws and Regulations
Notice of Violation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants. In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process. In January 2012, OG&E received a supplemental request for an update of the previously provided information and for some additional information not previously requested. On May 1, 2012, OG&E responded to the EPA's supplemental request for information. On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects occurred at OG&E's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits. The notice of violation also alleges that OG&E's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards.
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with the EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. OG&E cannot predict at this time when or if litigation will be filed against it as a result of the notice of violation and, if litigation is filed, OG&E cannot predict the outcome of such litigation, but at this time has no reason to believe that it has not acted in compliance with the Federal Clean Air Act. The Sierra Club, an environmental organization, also has threatened to file a citizen suit under the Federal Clean Air Act alleging similar violations against OG&E, and OG&E entered an agreement with the Sierra Club to toll the statute of limitations with respect to claims the

Sierra Club may assert. The EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant.

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 10 below, under "Environmental Laws and Regulations" in Item 2 of Part 1 and in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I of OG&E's 2012 Form 10-K, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

10.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2012 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

Completed Regulatory Matter

Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 megawatts of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. Also as part of this project, on June 16, 2011, OG&E entered into an interconnection agreement with the SPP for the Crossroads wind farm which allowed the Crossroads wind farm to interconnect at 227.5 megawatts. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. On April 15, 2013, the APSC issued an order authorizing OG&E to recover the Arkansas portion of the cost to construct the Crossroads wind farm, effective retroactively to August 1, 2012. The costs will be recovered through the Energy Cost Recovery Rider.

Pending Regulatory Matter

Fuel Adjustment Clause Review for Calendar Year 2011

On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011. On December 19, 2012, witnesses for the OCC Staff filed responsive testimony recommending that the OCC approve OG&E's fuel adjustment clause costs and recoveries for the calendar year 2011 and recommending that the OCC find that OG&E's electric generation, purchased power, fuel procurement and other fuel related practices, policies and decisions during calendar year 2011 were fair, just and reasonable and prudent.  The Oklahoma Industrial Energy Consumers filed a statement of position on December 19, 2012 and did not challenge OG&E's application of its fuel adjustment clause or prudency.  The Oklahoma Industrial Energy Consumers reserved its right to file rebuttal testimony, cross examine witnesses and amend its statement of position should circumstances change or additional information becomes available in the course of this proceeding. On January 7, 2013, the Oklahoma Attorney General filed a statement of position stating that after reviewing the case information the Attorney General has no reason at this time to dispute the findings of the OCC Staff.  On April 9, 2013, a hearing was held in this matter, at which time the OCC administrative law judge recommended that the OCC find that for the calendar year 2011 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent. OG&E expects to receive an order from the OCC by the end of the second quarter of 2013.

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

Summary of Operating Results

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012

OG&E reported net income of $13.0 million and $12.1 million, respectively, during the three months ended March 31, 2013 and 2012, an increase of $0.9 million, or 7.4 percent, primarily due to (i) a higher gross margin mainly attributable to increased transmission revenue and higher usage partially offset by lower recovery of investments and (ii) lower other operation and maintenance expense. These increases in net income were partially offset by higher income tax expense.

2013 Outlook

OGE Energy projects OG&E to earn approximately $280 million to $290 million in 2013, which is unchanged from that previously reported in OG&E's 2012 Form 10-K. This guidance assumes normal weather for the remainder of the year. See OG&E's 2012 Form 10-K for the key factors and assumptions underlying its 2013 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2013 as compared to the same period in 2012 and OG&E's financial position at March 31, 2013. Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2013	2012
Operating income	$52.9	$39.8
Net income	$13.0	$12.1

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income, as operating income indicates the ongoing profitability of OG&E excluding the cost of capital and income taxes.

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Operating revenues	$455.5	$426.7
Cost of goods sold	213.0	195.5
Gross margin on revenues	242.5	231.2
Other operation and maintenance	105.1	110.6
Depreciation and amortization	61.3	59.7
Taxes other than income	23.2	21.1
Operating income	52.9	39.8
Interest income	0.1	—
Allowance for equity funds used during construction	1.2	1.9
Other income	2.6	5.2
Other expense	0.5	0.7
Interest expense	31.4	30.9
Income tax expense	11.9	3.2
Net income	$13.0	$12.1
Operating revenues by classification
Residential	$183.4	$169.6
Commercial	105.6	99.9
Industrial	46.1	44.2
Oilfield	36.8	36.6
Public authorities and street light	41.6	39.4
Sales for resale	14.5	12.8
System sales revenues	428.0	402.5
Off-system sales revenues	2.1	8.9
Other	25.4	15.3
Total operating revenues	$455.5	$426.7
Megawatt-hour sales by classification (In millions)
Residential	2.2	1.9
Commercial	1.5	1.5
Industrial	0.9	1.0
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.4	6.2
Off-system sales	0.1	0.4
Total sales	6.5	6.6
Number of customers	801,194	792,065
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	3.409	2.937
Coal	2.286	2.246
Total fuel	2.827	2.500
Total fuel and purchased power	3.037	2.735
Degree days (A)
Heating - Actual	1,800	1,382
Heating - Normal	1,798	1,798
Cooling - Actual	4	61
Cooling - Normal	13	13

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

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012
OG&E's operating income increased $13.1 million, or 32.9 percent, during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due a higher gross margin and lower other operation and maintenance expense.
Gross Margin
Operating revenues were $455.5 million during the three months ended March 31, 2013 as compared to $426.7 million during the same period in 2012, an increase of $28.8 million, or 6.7 percent. Cost of goods sold was $213.0 million during the three months ended March 31, 2013 as compared to $195.5 million during the same period in 2012, an increase of $17.5 million, or 9.0 percent. Gross margin was $242.5 million during the three months ended March 31, 2013 as compared to $231.2 million during the same period in 2012, an increase of $11.3 million, or 4.9 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$9.5
Quantity variance (primarily weather)	8.9
New customer growth	2.6
Non-residential demand and related revenues	0.5
Other	0.1
Price variance (B)	(10.3)
Change in gross margin	$11.3

(A)
Increased primarily due to the inclusion of construction work in progress in transmission rates for specific FERC approved projects that previously accrued allowance for funds used during construction.

(B)	Decreased due to lower rider revenues primarily from the Oklahoma storm recovery rider, the Oklahoma demand program rider, the timing of the Oklahoma rate increase and sales and customer mix.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $146.4 million during the three months ended March 31, 2013 as compared to $143.1 million during the same period in 2012, an increase of $3.3 million, or 2.3 percent, primarily due to higher natural gas generation offset by lower coal generation. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $60.1 million during the three months ended March 31, 2013 as compared to $49.0 million during the same period in 2012, an increase of $11.1 million, or 22.7 percent, primarily due to an increase in purchases in the energy imbalance service market. Transmission-related charges were $6.5 million during the three months ended March 31, 2013 as compared to $3.4 million during the same period in 2012, an increase of $3.1 million, or 91.2 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $105.1 million during the three months ended March 31, 2013 as compared to $110.6 million during the same period in 2012, a decrease of $5.5 million, or 5.0 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(3.1)
Other marketing and sales expense (primarily lower demand-side management initiatives) (B)	(1.6)
Salaries and wages (C)	(1.5)
Allocations from holding company (primarily lower contract professional services)	(1.1)
Contract professional services (B)(D)	(1.0)
Other	(0.7)
Administration and assessment fees (primarily SPP fees)	1.2
Capitalized labor	2.3
Change in other operation and maintenance expense	$(5.5)

(A)	Decreased primarily due to a lower recoverable amount of pension expense allowed in the August 2012 rate case.

(B)	Includes costs that are being recovered through a rider.

(C)	Decreased primarily due to lower headcount in 2013.

(D)	Decreased primarily due to lower smart grid expenditures, which project was completed in late 2012.

Depreciation and amortization expense was $61.3 million during the three months ended March 31, 2013 as compared to $59.7 million during the same period in 2012, an increase of $1.6 million, or 2.7 percent, primarily due to:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the three months ended March 31, 2013, including the Sooner-Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland transmission project which was fully in service in February 2013.

These increases in depreciation and amortization expense were partially offset by the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1).

Taxes other than income was $23.2 million during the three months ended March 31, 2013 as compared to $21.1 million during the same period in 2012, an increase of $2.1 million, or 10.0 percent, primarily due to higher ad valorem taxes.

Additional Information
Other Income. Other income was $2.6 million during the three months ended March 31, 2013 as compared to $5.2 million during the same period in 2012, a decrease of $2.6 million, or 50.0 percent. The decrease in other income was primarily due to a decreased margin of $2.2 million recognized in the guaranteed flat bill program during the three months ended March 31, 2013 as a result of cooler weather.

Income Tax Expense. Income tax expense was $11.9 million during the three months ended March 31, 2013 as compared to $3.2 million during the same period in 2012, an increase of $8.7 million, primarily due to a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized and higher pre-tax income.

Off-Balance Sheet Arrangement

There have been no significant changes in OG&E's off-balance sheet arrangement from those discussed in OG&E's 2012 Form 10-K.

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

The balance of Accounts Receivable, Net, and Accrued Unbilled Revenues was $195.6 million and $218.9 million at March 31, 2013 and December 31, 2012, respectively, a decrease of $23.3 million, or 10.6 percent, primarily due to a decrease in OG&E's billings to customers reflecting milder weather in March 2013 as compared to December 2012.

The balance of Accounts Payable was $203.3 million and $186.7 million at March 31, 2013 and December 31, 2012, respectively, an increase of $16.6 million, or 8.9 percent, primarily due to an increase in accruals.

Cash Flows

	Three Months Ended
	March 31,		2013 vs. 2012
(In millions)	2013	2012	$ Change	% Change
Net cash provided from operating activities	$47.4	$88.1	$(40.7)	(46.2)%
Net cash used in investing activities	(195.2)	(180.2)	(15.0)	8.3%
Net cash provided from financing activities	147.8	92.1	55.7	60.5%

Operating Activities

The decrease of $40.7 million, or 46.2 percent, in net cash provided from operating activities during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to fuel refunds in the first quarter of 2013 as compared to fuel over recoveries in the same period in 2012 partially offset by an increase in cash received in the first quarter of 2013 from transmission revenue and higher usage.

Investing Activities

The increase of $15.0 million, or 8.3 percent, in net cash used in investing activities during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to higher levels of capital expenditures in the first quarter of 2013 related to various transmission projects.

Financing Activities

The increase of $55.7 million, or 60.5 percent, in net cash provided from financing activities during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to an increase in short-term debt borrowings and an increase in net advances with OGE Energy during the three months ended March 31, 2013 as compared to the same period in 2012.

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

(In millions)	2013	2014	2015	2016	2017
Base Transmission	$65	$50	$50	$50	$50
Base Distribution	175	175	175	175	175
Base Generation	100	90	75	75	75
Other	15	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	355	330	315	315	315
Known and Committed Projects:
Transmission Projects:
Balanced Portfolio 3E Projects (A)	205	25	—	—	—
SPP Priority Projects (B)	165	110	—	—	—
SPP Integrated Transmission Projects (C)	5	5	—	40	40
Total Transmission Projects	375	140	—	40	40
Other Projects:
Smart Grid Program	25	25	10	10	—
System Hardening	15	—	—	—	—
Environmental - low NOX burners	25	25	25	20	—
Total Other Projects	65	50	35	30	—
Total Known and Committed Projects	440	190	35	70	40
Total (D)	$795	$520	$350	$385	$355

(A)
Balanced Portfolio 3E includes two projects to be built by OG&E and includes: (i) construction of 135 miles of transmission line from OG&E's Seminole substation in a northeastern direction to OG&E's Muskogee substation at an estimated cost of $175 million for OG&E, which is expected to be in service by late 2013 and (ii) construction of 96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation in a southwestern direction to the Oklahoma/Texas Stateline to a companion transmission line to be built by Southwestern Public Service to its Tuco substation at an estimated cost of $115 million for OG&E, which is expected to be in service by mid-2014.

(B)
The Priority Projects consist of several transmission projects, two of which have been assigned to OG&E. The 345 kilovolt projects include: (i) construction of 99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line to be built by Southwestern Public Service to its Hitchland substation in the Texas Panhandle at an estimated cost of $165 million for OG&E, which is expected to be in service by mid-2014 and (ii) construction of 77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border to be built by either Mid-Kansas Electric Company or another company assigned by Mid-Kansas Electric Company at an estimated cost of $150 million to OG&E, which is expected to be in service by late 2014. OG&E began construction on the Hitchland project in November 2012 and expects to begin construction on the Kansas project in June 2013.

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

•
Installation of control equipment for compliance with Mercury and Air Toxics Standards by a deadline of April 16, 2015, with the possibility of a one-year extension. OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. Due to various uncertainties about the final design, the potential use of this technology relating to regional haze measures and the specifications for the control equipment, the resulting cost estimates currently range from $34 million to $72 million per unit.

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

Security Ratings

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. Pricing grids associated with OGE Energy's and OG&E's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of OGE Energy's and OG&E's short-term borrowings, but a reduction in OGE Energy's and OG&E's credit ratings would not result in any defaults or accelerations.  Any future downgrade OG&E could also lead to higher long-term borrowing costs and, if below investment grade, would require OG&E to post cash collateral or letters of credit.

Following OGE Energy's March 14, 2013 announcement that OGE Energy entered into a Master Formation Agreement with Enogex's noncontrolling interest partner and CenterPoint Energy, Inc., to form a midstream partnership, on March 15, 2013, Standard & Poor's Ratings Services placed the long-term senior unsecured rating of OG&E on Credit Watch with positive implications which reflects the potential for a one-notch upgrade upon the successful formation and financing of the midstream partnership discussed above. All other security ratings as previously reported in OG&E's 2012 Form 10-K were reaffirmed by the rating organizations.

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

Short-Term Debt and Credit Facility

At March 31, 2013, there were $54.4 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances to OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2016.  At March 31, 2013, there were $41.4 million in intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2013, OG&E had $43.1 million in outstanding commercial paper borrowings at a weighted average interest rate of 0.32 percent and $2.1 million in letters of credit at a weighted-average interest rate of 0.53 percent. At March 31, 2013, OG&E had $354.8 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. At March 31, 2013, OG&E had less than $0.1 million in cash and cash equivalents. See Note 7 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt in the second quarter of 2013, depending on market conditions, to fund capital expenditures, repay short-term borrowings and for general corporate purposes.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Condensed Financial Statements.  However, OG&E believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, fair value and cash flow hedges, the allowance for uncollectible accounts receivable, the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2012 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, except as otherwise stated in Notes 9 and 10 of Notes to Condensed Financial Statements, under "Environmental Laws and Regulations" below and in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I of OG&E's 2012 Form 10-K, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

Environmental Laws and Regulations

The activities of OG&E are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection including the discharge of materials into the environment. These laws and regulations can restrict or impact OG&E's business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators, regulating future construction activities to mitigate harm to threatened or endangered species and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2012 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a stay request on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. The stay will remain in place until a decision on the petition for review is complete, which will delay the implementation of the regional haze rule in Oklahoma. The merits of the appeal have been fully briefed and oral argument occurred on March 6, 2013. Neither the outcome of the appeal nor the timing of any required expenditures for pollution control equipment can be predicted with any certainty at this time.

Notice of Violation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants. In recent years, the EPA has issued similar requests to numerous other electric utilities seeking to determine whether various maintenance, repair and replacement projects should have required permits under the Federal Clean Air Act's new source review process. In January 2012, OG&E received a supplemental request for an update of the previously provided information and for some additional information not previously requested. On May 1, 2012, OG&E responded to the EPA's supplemental request for information. On April 26, 2011, the EPA issued a notice of violation alleging that 13 projects occurred at OG&E's Muskogee and Sooner generating plants between 1993 and 2006 without the required new source review permits. The notice of violation also alleges that OG&E's visible emissions at its Muskogee and Sooner generating plants are not in accordance with applicable new source performance standards.
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with the EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. OG&E cannot predict at this time when or if litigation will be filed against it as a result of the notice of violation and, if litigation is filed, OG&E cannot predict the outcome of such litigation, but at this time has no reason to believe that it has not acted in compliance with the Federal Clean Air Act. The Sierra Club, an environmental organization, also has threatened to file a citizen suit under the Federal Clean Air Act alleging similar violations against OG&E, and OG&E entered an agreement with the Sierra Club to toll the statute of limitations with respect to claims the Sierra Club may assert. The EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E's 2012 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

Item 1A.  Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2012 Form 10-K, which are incorporated herein by reference.

Item 6.  Exhibits.

Exhibit No.	Description
10.01
Form of Performance Unit Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12579) and incorporated by reference herein).

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

May 2, 2013