Form 10-Q
period 2013-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2013-08-08
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

At June 30, 2013, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

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
Enogex
Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy (prior to May 1, 2013); Subsequent to May 1, 2013, Enogex became part of Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.

EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

•	environmental laws and regulations that may impact OG&E's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber-attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to OG&E's 2012 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
OPERATING REVENUES	$574.6	$528.0	$1,030.1	$954.7
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)	247.6	204.6	460.6	400.1
Gross margin on revenues	327.0	323.4	569.5	554.6
OPERATING EXPENSES
Other operation and maintenance	107.0	114.7	212.1	225.3
Depreciation and amortization	62.0	62.7	123.3	122.4
Taxes other than income	19.9	18.2	43.1	39.3
Total operating expenses	188.9	195.6	378.5	387.0
OPERATING INCOME	138.1	127.8	191.0	167.6
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.5	1.7	2.7	3.6
Other income	0.8	0.8	3.5	6.0
Other expense	(0.3)	(0.6)	(0.8)	(1.3)
Net other income	2.0	1.9	5.4	8.3
INTEREST EXPENSE
Interest on long-term debt	32.4	31.1	63.5	62.1
Allowance for borrowed funds used during construction	(0.7)	(0.9)	(1.4)	(2.0)
Interest on short-term debt and other interest charges	1.3	0.9	2.3	1.9
Interest expense	33.0	31.1	64.4	62.0
INCOME BEFORE TAXES	107.1	98.6	132.0	113.9
INCOME TAX EXPENSE	28.1	25.2	40.0	28.4
NET INCOME	$79.0	$73.4	$92.0	$85.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Net income	$79.0	$73.4	$92.0	$85.5
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging gains (losses), net of tax of $0.1, $0.3, $0.4 and $0.3, respectively	0.2	0.5	0.7	0.5
Other comprehensive income (loss), net of tax	0.2	0.5	0.7	0.5
Comprehensive income (loss)	$79.2	$73.9	$92.7	$86.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92.0	$85.5
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	123.3	122.4
Deferred income taxes and investment tax credits, net	50.6	37.3
Allowance for equity funds used during construction	(2.7)	(3.6)
Stock-based compensation expense	1.2	1.2
Regulatory assets	3.7	10.3
Regulatory liabilities	(9.8)	(7.6)
Other assets	2.6	1.9
Other liabilities	(4.2)	(32.9)
Change in certain current assets and liabilities
Accounts receivable, net	(24.7)	(13.4)
Accrued unbilled revenues	(25.8)	(25.3)
Fuel, materials and supplies inventories	(27.4)	(9.1)
Fuel clause under recoveries	(1.7)	1.1
Other current assets	(0.2)	(13.2)
Accounts payable	(6.1)	(28.5)
Accounts payable - unconsolidated affiliates	0.8	—
Accounts payable - affiliates	(0.7)	0.3
Income taxes payable - parent	(10.8)	(9.0)
Fuel clause over recoveries	(87.4)	57.7
Other current liabilities	(0.4)	16.0
Net Cash Provided from Operating Activities	72.3	191.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(380.2)	(343.3)
Reimbursement of capital expenditures	—	23.4
Proceeds from sale of assets	0.4	0.4
Net Cash Used in Investing Activities	(379.8)	(319.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	247.5	—
Changes in advances with parent	100.1	128.4
Payment of long-term debt	(0.1)	—
Dividends paid on common stock	(40.0)	—
Net Cash Provided from Financing Activities	307.5	128.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $2.6, respectively	$186.2	$161.5
Accrued unbilled revenues	83.2	57.4
Advances to parent	—	90.3
Fuel inventories	98.7	76.8
Materials and supplies, at average cost	80.2	74.7
Deferred income taxes	85.0	138.7
Fuel clause under recoveries	1.7	—
Other	34.8	34.6
Total current assets	569.8	634.0
OTHER PROPERTY AND INVESTMENTS	2.7	2.7
PROPERTY, PLANT AND EQUIPMENT
In service	8,709.2	8,498.3
Construction work in progress	416.8	251.4
Total property, plant and equipment	9,126.0	8,749.7
Less accumulated depreciation	2,779.1	2,705.6
Net property, plant and equipment	6,346.9	6,044.1
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	501.9	510.6
Other	32.3	31.0
Total deferred charges and other assets	534.2	541.6
TOTAL ASSETS	$7,453.6	$7,222.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	June 30, 2013 (Unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - unconsolidated affiliates	$0.8	$—
Accounts payable - affiliates	—	0.7
Accounts payable - other	211.1	186.7
Advances from parent	39.0	—
Customer deposits	69.7	68.5
Accrued taxes	38.2	35.0
Accrued interest	44.5	43.2
Accrued compensation	21.7	33.2
Fuel clause over recoveries	21.8	109.2
Other	60.2	56.0
Total current liabilities	507.0	532.5
LONG-TERM DEBT	2,300.3	2,050.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	237.0	240.9
Deferred income taxes	1,375.2	1,377.8
Deferred investment tax credits	2.9	3.9
Regulatory liabilities	244.4	245.1
Other	69.9	68.8
Total deferred credits and other liabilities	1,929.4	1,936.5
Total liabilities	4,736.7	4,519.3
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,015.1	1,014.0
Retained earnings	1,702.4	1,690.4
Accumulated other comprehensive loss, net of tax	(0.6)	(1.3)
Total stockholder's equity	2,716.9	2,703.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$7,453.6	$7,222.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	92.0	—	92.0
Other comprehensive income (loss), net of tax	—	—	—	0.7	0.7
Dividends declared on common stock	—	—	(80.0)	—	(80.0)
Stock-based compensation	—	1.1	—	—	1.1
Balance at June 30, 2013	$100.9	$914.2	$1,702.4	$(0.6)	$2,716.9

Balance at December 31, 2011	$100.9	$910.5	$1,485.1	$(2.5)	$2,494.0
Net income	—	—	85.5	—	85.5
Other comprehensive income (loss), net of tax	—	—	—	0.5	0.5
Stock-based compensation	—	1.2	—	—	1.2
Balance at June 30, 2012	$100.9	$911.7	$1,570.6	$(2.0)	$2,581.2

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at June 30, 2013 and December 31, 2012, the results of its operations for the three and six months ended June 30, 2013 and 2012 and the results of its cash flows for the six months ended June 30, 2013 and 2012, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2012 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	June 30, 2013	December 31, 2012
Regulatory Assets
Current
Crossroads wind farm rider under recovery (A)	$11.3	$14.9
Oklahoma demand program rider under recovery (A)	8.4	9.2
Fuel clause under recoveries	1.7	—
Other (A)	8.4	2.9
Total Current Regulatory Assets	$29.8	$27.0
Non-Current
Benefit obligations regulatory asset	$357.0	$370.6
Income taxes recoverable from customers, net	55.2	54.7
Smart Grid	43.4	42.8
Deferred storm expenses	17.2	12.7
Unamortized loss on reacquired debt	12.4	13.0
Deferred pension expenses	2.4	4.5
Other	14.3	12.3
Total Non-Current Regulatory Assets	$501.9	$510.6
Regulatory Liabilities
Current
Fuel clause over recoveries	$21.8	$109.2
Smart Grid rider over recovery (B)	19.4	24.1
Other (B)	5.1	7.8
Total Current Regulatory Liabilities	$46.3	$141.1
Non-Current
Accrued removal obligations, net	$219.7	$218.2
Pension tracker	12.6	9.2
Deferred pension credits	12.1	17.7
Total Non-Current Regulatory Liabilities	$244.4	$245.1

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Use of Estimates

In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Condensed Financial Statements.  However, OG&E believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, the allowance for uncollectible accounts receivable, the valuation of regulatory assets and liabilities and unbilled revenues.

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the six months ended June 30, 2013 and 2012.

	Six Months Ended
	June 30,
(In millions)	2013	2012
Balance at January 1	$53.6	$24.8
Liabilities settled	—	—
Accretion expense	1.1	0.9
Revisions in estimated cash flows (A)	—	26.7
Balance at June 30	$54.7	$52.4

(A)
Due to changes to OG&E's asset retirement obligations related to its wind farms as a result of changes in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Loss

The balance of Accumulated Other Comprehensive Loss was $0.6 million and $1.3 million at June 30, 2013 and December 31, 2012, respectively, related to deferred commodity contracts hedging activity.

2.	Accounting Pronouncement

In February 2013, the Emerging Issues Task Force issued "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists." The new standard requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the statement of financial position as a liability. The new standard is applicable for all entities that have unrecognized tax benefits when a net operating loss carryforward or a tax credit carryforward exists. The new standard is effective for interim and annual reporting periods beginning after December 15, 2013 and does not require any new financial statement disclosures. This new standard may be applied retrospectively or prospectively with early adoption permitted. OG&E retrospectively adopted this new standard effective January 1, 2013.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $28.1 million and $27.5 million during the three months ended June 30, 2013 and 2012, respectively, and $58.5 million and $60.2 million during the six months ended June 30, 2013 and 2012, respectively. OGE Energy charges operating costs to its subsidiaries and unconsolidated affiliates based on several factors. Operating costs directly related to specific subsidiaries and unconsolidated affiliates are assigned to those subsidiaries and unconsolidated affiliates.  Where more than one subsidiary or unconsolidated affiliate benefits from certain expenditures, the costs are shared between those subsidiaries and unconsolidated affiliates receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries and unconsolidated affiliates are allocated among the subsidiaries and unconsolidated affiliates, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

The following table summarizes related party transactions between OG&E and its affiliate, Enogex, during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Operating Revenues:
Electricity to power electric compression assets	$2.1	$2.9	$3.9	$5.7
Cost of Goods Sold:
Natural gas transportation services	$8.7	$8.7	$17.4	$17.4
Natural gas storage services	3.4	3.2	6.5	6.4
Natural gas purchases (A)	4.5	6.0	10.0	9.6

(A)	At June 30, 2013 and December 31, 2012, respectively, there were $1.2 million and $1.0 million of natural gas purchases recorded for these activities.

During the six months ended June 30, 2013, OG&E declared dividends to OGE Energy of $80 million. There were no dividends declared during the six months ended June 30, 2012.

4.	Fair Value Measurements

OG&E had no material financial instruments measured at fair value on a recurring basis at June 30, 2013 or December 31, 2012.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,154.3	$2,465.6	$1,904.2	$2,401.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.6	10.7	10.7	10.0

OG&E's long-term debt is valued at the carrying amount. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy except for the Tinker Debt which fair value was based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy. Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Level 3 inputs are prices or valuation techniques for the asset or liability that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Unobservable inputs reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

5.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2013 and 2012 related to performance units and restricted stock for OG&E employees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Performance units
Total shareholder return	$0.4	$0.5	$0.9	$0.9
Earnings per share	0.1	0.1	0.3	0.3
Total compensation expense	$0.5	$0.6	$1.2	$1.2
Income tax benefit	$0.2	$0.2	$0.5	$0.5

OGE Energy has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units. During the three and six months ended June 30, 2013, there were 800 shares and 140,148 shares, respectively, of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three and six months ended June 30, 2013, there were 92 shares and 464 shares, of restricted stock, respectively, returned to OG&E to satisfy tax liabilities.

6.	Income Taxes

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

As previously reported in OG&E's 2012 Form 10-K, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the first quarter of 2013, OG&E recorded a reserve of $7.8 million ($5.1 million after tax) related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Long-Term Debt

At June 30, 2013, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.20%	-	0.34%	Garfield Industrial Authority, January 1, 2025	$47.0
0.21%	-	0.39%	Muskogee Industrial Authority, January 1, 2025	32.4
0.15%	-	0.30%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of New Long-Term Debt

On May 8, 2013, OG&E issued $250 million of 3.9% senior notes due May 1, 2043. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures, general corporate expenses and for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

8.	Short-Term Debt and Credit Facility

At June 30, 2013, there were $39.0 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances to OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.  At June 30, 2013, there were no intercompany borrowings under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent. At June 30, 2013, OG&E had less than $0.1 million in cash and cash equivalents.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400 million. This credit facility contains an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreement to December 13, 2017.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2013 (B)	2012 (B)	2013 (C)	2012 (C)	2013 (B)	2012 (B)	2013 (C)	2012 (C)
Service cost	$2.7	$2.8	$5.8	$5.5	$—	$—	$—	$—
Interest cost	5.2	5.8	10.2	11.7	0.1	0.1	0.1	0.1
Expected return on plan assets	(9.2)	(9.6)	(19.4)	(19.1)	—	—	—	—
Amortization of net loss	5.4	4.8	10.3	9.6	—	—	—	—
Amortization of unrecognized prior service cost (A)	0.4	0.6	0.9	1.1	—	—	0.1	0.1
Net periodic benefit cost	$4.5	$4.4	$7.8	$8.8	$0.1	$0.1	$0.2	$0.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $4.6 million and $4.5 million of net periodic benefit cost recognized during the three months ended June 30, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the three months ended June 30, 2013 and 2012 of $1.2 million and $2.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $8.0 million and $9.0 million of net periodic benefit cost recognized during the six months ended June 30, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the six months ended June 30, 2013 and 2012 of $3.1 million and $5.7 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013 (B)	2012 (B)	2013 (C)	2012 (C)
Service cost	$0.6	$0.7	$1.4	$1.4
Interest cost	1.9	2.3	4.0	4.7
Expected return on plan assets	(0.6)	(0.7)	(1.2)	(1.4)
Amortization of transition obligation	—	0.6	—	1.2
Amortization of net loss	4.6	4.4	9.1	8.7
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)	(6.8)	(6.8)
Net periodic benefit cost	$3.1	$3.9	$6.5	$7.8

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.1 million and $3.9 million of net periodic benefit cost recognized during the three months ended June 30, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended June 30, 2013 and 2012 of $0.2 million and $0.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $6.5 million and $7.8 million of net periodic benefit cost recognized during the six months ended June 30, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the six months ended June 30, 2013 and 2012 of $0.3 million and $0.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

Pension Plan Funding

OGE Energy previously reported in its 2012 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2013. In May 2013, OGE Energy contributed $35 million to its Pension Plan, none of which was OG&E's portion. No additional contributions are expected in 2013.

10.	Commitments and Contingencies

Except as set forth below and in Note 11, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2012 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases from January 2012 through December 2016. Also, as previously reported, OG&E had entered into multiple month term natural gas contracts for 26.1 percent of its 2013 annual forecasted natural gas requirements. In February 2013, through a request for proposal, OG&E entered into various multiple month term natural gas contracts for 55.8 percent of its remaining forecasted 2013 natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2013 natural gas requirements will be acquired through monthly and daily purchases which are expected to be made at market prices.

Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant.  The existing contract will expire on January 1, 2015. In May 2013, a new contract was signed that is expected to run for the earlier of 128,000 factored-fired hours or 3,600 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2030. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

OG&E has a long-term parts and service maintenance contract for the upkeep of the Redbud Plant. In March 2013, the contract was amended to extend the contract coverage for an additional 24,000 factored-fired hours. Based on historical usage and current expectations for future usage, this contract is expected to run until 2027. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

Environmental Laws and Regulations
United States v. OG&E (Federal Clean Air Act New Source Review Litigation)
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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with the EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. The Sierra Club, an environmental organization, also has threatened to file a citizen suit under the Federal Clean Air Act alleging similar violations against OG&E, and OG&E expects that the Sierra Club will seek to intervene in the litigation initiated by the EPA. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including Dry Scrubbers and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 11 below, under "Environmental Laws and Regulations" in Item 2 of Part 1 and in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I of OG&E's 2012 Form 10-K, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

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

Market-Based Rate Authority

On June 29, 2012, OG&E filed its triennial market power update with the FERC to retain its market-based rate authorization in the SPP's energy imbalance service market but to surrender its market-based rate authorization for any market-based rates sales outside of the SPP's energy imbalance service market. On May 2, 2013, the FERC issued an order accepting OG&E's June 2012 triennial market power update.

Fuel Adjustment Clause Review for Calendar Year 2011

On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011. On April 9, 2013, the OCC administrative law judge recommended that the OCC find that for the calendar year 2011 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent. On June 18, 2013, the OCC issued an order approving the administrative law judge’s recommendation.

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP currently has a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build various transmission projects in Oklahoma. These changes to the "right of first refusal" apply only to "new transmission facilities," which are described as those subject to evaluation or reevaluation (under the applicable local or regional transmission planning process) subsequent to the effective date of the regulatory compliance filings required by the rule, which were filed on November 13, 2012. On May 29, 2013, the Governor signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kilovolts that interconnect to those incumbent entities' existing facilities. OG&E believes this law is consistent with the language of Order No. 1000.

On July 18, 2013, the FERC issued an order on the SPP's Order No. 1000 compliance filing.  This order accepted in part and rejected in part the SPP's plan for complying with Order No. 1000.  The FERC rejected the SPP's plan to retain the right of first refusal for projects that would operate between 100 kilovolts and 300 kilovolts.  However, the FERC clarified that a right of first refusal was appropriate in certain circumstances.  It is not clear how the FERC's order will relate to the recently enacted Oklahoma law addressing a right of first refusal for lower voltages.  The SPP was ordered to submit another compliance filing by November 15, 2013.

OG&E cannot, at this time, determine the precise impact on it of Order No. 1000. OG&E has filed a petition for review in the D.C. Circuit relating to the same matter. Nevertheless, at the present time, OG&E has no reason to believe that the implementation of Order No. 1000 will impact its transmission projects currently under development and construction for which OG&E has received a notice to proceed from the SPP.

Fuel Adjustment Clause Review for Calendar Year 2012

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2013, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2012, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs.

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

Overview

OG&E Strategy

OGE Energy's mission is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure, through its equity interest in Enable Midstream Partners, LP, the midstream partnership between OGE Energy and CenterPoint Energy, Inc., and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. OGE Energy's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and unregulated natural gas midstream business, through its equity interest in Enable Midstream Partners, LP, while providing competitive energy products and services to customers primarily in the south central United States as well as seeking growth opportunities in both businesses.

Summary of Operating Results

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

OG&E reported net income of $79.0 million and $73.4 million, respectively, during the three months ended June 30, 2013 and 2012, an increase of $5.6 million, or 7.6 percent, primarily due to a higher gross margin mainly attributable to higher transmission revenue partially offset by milder weather, and lower other operations and maintenance expense. These increases in net income were partially offset by higher taxes other than income, higher interest expense and higher income tax expense.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

OG&E reported net income of $92.0 million and $85.5 million, respectively, during the six months ended June 30, 2013 and 2012, an increase of $6.5 million or 7.6 percent, primarily due to a higher gross margin mainly attributable to higher transmission revenue partially offset by lower recovery of investments, and lower other operation and maintenance expense. These increases in net income were partially offset by higher taxes other than income, lower other income, higher interest expense and higher income tax expense.

2013 Outlook

OGE Energy projects OG&E to earn approximately $280 million to $290 million in 2013, which is unchanged from that previously reported in OG&E's 2012 Form 10-K. This guidance assumes normal weather for the remainder of the year. See OG&E's 2012 Form 10-K for other key factors and assumptions underlying its 2013 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and six months ended June 30, 2013 as compared to the same period in 2012 and OG&E's financial position at June 30, 2013. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Operating income	$138.1	$127.8	$191.0	$167.6
Net income	$79.0	$73.4	$92.0	$85.5

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income, as operating income indicates the ongoing profitability of OG&E excluding the cost of capital and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2013	2012	2013	2012
Operating revenues	$574.6	$528.0	$1,030.1	$954.7
Cost of goods sold	247.6	204.6	460.6	400.1
Gross margin on revenues	327.0	323.4	569.5	554.6
Other operation and maintenance	107.0	114.7	212.1	225.3
Depreciation and amortization	62.0	62.7	123.3	122.4
Taxes other than income	19.9	18.2	43.1	39.3
Operating income	138.1	127.8	191.0	167.6
Allowance for equity funds used during construction	1.5	1.7	2.7	3.6
Other income	0.8	0.8	3.5	6.0
Other expense	0.3	0.6	0.8	1.3
Interest expense	33.0	31.1	64.4	62.0
Income tax expense	28.1	25.2	40.0	28.4
Net income	$79.0	$73.4	$92.0	$85.5
Operating revenues by classification
Residential	$218.9	$215.8	$402.3	$385.4
Commercial	146.4	134.0	252.0	233.9
Industrial	58.1	51.1	104.2	95.3
Oilfield	48.0	40.7	84.8	77.3
Public authorities and street light	56.0	50.7	97.6	90.1
Sales for resale	15.3	13.1	29.8	25.9
System sales revenues	542.7	505.4	970.7	907.9
Off-system sales revenues	3.3	5.1	5.4	14.0
Other	28.6	17.5	54.0	32.8
Total operating revenues	$574.6	$528.0	$1,030.1	$954.7
Megawatt-hour sales by classification (In millions)
Residential	2.1	2.2	4.3	4.1
Commercial	1.8	1.8	3.3	3.3
Industrial	1.0	1.0	1.9	2.0
Oilfield	0.8	0.9	1.6	1.7
Public authorities and street light	0.8	0.9	1.5	1.6
Sales for resale	0.3	0.3	0.6	0.6
System sales	6.8	7.1	13.2	13.3
Off-system sales	0.1	0.2	0.2	0.6
Total sales	6.9	7.3	13.4	13.9
Number of customers	801,491	793,998	801,491	793,998
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	4.374	2.576	3.884	2.727
Coal	2.304	2.276	2.295	2.260
Total fuel	3.008	2.275	2.822	2.303
Total fuel and purchased power	3.440	2.669	3.218	2.701
Degree days (A)
Heating - Actual	365	75	2,165	1,457
Heating - Normal	203	203	2,001	2,001
Cooling - Actual	596	793	600	854
Cooling - Normal	625	625	638	638

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

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012
OG&E's operating income increased $10.3 million, or 8.1 percent, during the three months ended June 30, 2013 as compared to the same period in 2012 primarily due a higher gross margin and lower other operation and maintenance expense partially offset by higher taxes other than income.
Gross Margin
Operating revenues were $574.6 million during the three months ended June 30, 2013 as compared to $528.0 million during the same period in 2012, an increase of $46.6 million, or 8.8 percent. Cost of goods sold was $247.6 million during the three months ended June 30, 2013 as compared to $204.6 million during the same period in 2012, an increase of $43.0 million, or 21.0 percent. Gross margin was $327.0 million during the three months ended June 30, 2013 as compared to $323.4 million during the same period in 2012, an increase of $3.6 million, or 1.1 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$11.0
New customer growth	2.6
Price variance (B)	2.6
Non-residential demand and related revenues	(1.3)
Quantity variance (primarily weather)	(11.3)
Change in gross margin	$3.6

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Increased primarily due to sales and customer mix and timing of the Oklahoma rate increase.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $170.8 million during the three months ended June 30, 2013 as compared to $145.8 million during the same period in 2012, an increase of $25.0 million, or 17.1 percent, primarily due to higher natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $70.8 million during the three months ended June 30, 2013 as compared to $55.7 million during the same period in 2012, an increase of $15.1 million, or 27.1 percent, primarily due to an increase in purchases in the energy imbalance service market. Transmission-related charges were $6.0 million during the three months ended June 30, 2013 as compared to $3.1 million during the same period in 2012, an increase of $2.9 million, or 93.5 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enogex.

Operating Expenses

Other operation and maintenance expense was $107.0 million during the three months ended June 30, 2013 as compared to $114.7 million during the same period in 2012, a decrease of $7.7 million, or 6.7 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants (A)	$(5.5)
Employee benefits (B)	(2.9)
Regular salaries and wages (C)	(1.3)
Other	(0.1)
Overtime wages (D)(E)	2.1
Change in other operation and maintenance expense	$(7.7)

(A)	Decreased due to delay in timing of outages to later in 2013.

(B)	Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case.

(C)	Decreased primarily due to lower headcount in 2013.

(D)	Increased primarily due to recovery efforts from May 2013 storms.

(E)	Includes costs that are being recovered through a rider.

Depreciation and amortization expense was $62.0 million during the three months ended June 30, 2013 as compared to $62.7 million during the same period in 2012, a decrease of $0.7 million, or 1.1 percent, primarily due to the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1). These decreases in depreciation and amortization expense were partially offset by:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the six months ended June 30, 2013, including the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland transmission project which was fully in service in February 2013.

Additional Information
Income Tax Expense. Income tax expense was $28.1 million during the three months ended June 30, 2013 as compared to $25.2 million during the same period in 2012, an increase of $2.9 million, or 11.5 percent primarily due to higher pre-tax income partially offset by an increase in the amount of Federal production tax credits recognized during the three months ended June 30, 2013 as compared to the same period in 2012.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

OG&E's operating income increased $23.4 million, or 14.0 percent, during the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to a higher gross margin and lower other operation and maintenance expense partially offset by higher taxes other than income.
Gross Margin
Operating revenues were $1,030.1 million during the six months ended June 30, 2013 as compared to $954.7 million during the same period in 2012, an increase of $75.4 million, or 7.9 percent. Cost of goods sold was $460.6 million during the six months ended June 30, 2013 as compared to $400.1 million during the same period in 2012, an increase of $60.5 million, or 15.1 percent. Gross margin was $569.5 million during the six months ended June 30, 2013 as compared to $554.6 million during the same period in 2012, an increase of $14.9 million, or 2.7 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$20.6
New customer growth	5.2
Other	0.5
Quantity variance (primarily weather)	(2.3)
Price variance (B)	(9.1)
Change in gross margin	$14.9

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $317.3 million during the six months ended June 30, 2013 as compared to $288.9 million during the same period in 2012, an increase of $28.4 million, or 9.8 percent, primarily due to higher natural gas prices partially offset by lower coal generation. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $130.8 million during the six months ended June 30, 2013 as compared to $104.7 million during the same period in 2012, an increase of $26.1 million, or 24.9 percent, primarily due to an increase in purchases in the energy imbalance service market. Transmission-related charges were $12.5 million during the six months ended June 30, 2013 as compared to $6.5 million during the same period in 2012, an increase of $6.0 million, or 92.3 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $212.1 million during the six months ended June 30, 2013 as compared to $225.3 million during the same period in 2012, a decrease of $13.2 million, or 5.9 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(6.1)
Ongoing maintenance at power plants (B)	(5.7)
Regular salaries and wages (C)	(2.8)
Corporate overheads and allocations (D)	(2.0)
Demand side management customer payments (E)	(1.3)
Other	0.7
Capitalized labor	1.8
Overtime wages (E)(F)	2.2
Change in other operation and maintenance expense	$(13.2)

(A)	Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case.

(B)	Decreased due to delay in timing of outages to later in 2013.

(C)	Decreased primarily due to lower headcount in 2013.

(D)	Decreased primarily due to decreases in depreciation expense, software expense, contract technical expense and sales, marketing and commercial expenses from the holding company.

(E)	Includes costs that are being recovered through a rider.

(F)	Increased primarily due to recovery efforts from May 2013 storms.

Depreciation and amortization expense was $123.3 million during the six months ended June 30, 2013 as compared to $122.4 million during the same period in 2012, an increase of $0.9 million, or 0.7 percent, primarily due to:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the six months ended June 30, 2013, including the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland transmission project which was fully in service in February 2013.

These increases in depreciation and amortization expense were partially offset by the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1).

Taxes other than income was $43.1 million during the six months ended June 30, 2013 as compared to $39.3 million during the same period in 2012, an increase of $3.8 million, or 9.7 percent, primarily due to higher ad valorem taxes.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $2.7 million during the six months ended June 30, 2013 as compared to $3.6 million during the same period in 2012, a decrease of $0.9 million, or 25.0 percent primarily due to a lower return on equity investments.

Other Income. Other income was $3.5 million during the six months ended June 30, 2013 as compared to $6.0 million during the same period in 2012, a decrease of $2.5 million, or 41.7 percent. The decrease in other income was primarily due to a decreased margin of $2.1 million recognized in the guaranteed flat bill program during the six months ended June 30, 2013 as a result of lower usage.

Income Tax Expense. Income tax expense was $40.0 million during the six months ended June 30, 2013 as compared to $28.4 million during the same period in 2012, an increase of $11.6 million, or 40.8 percent primarily due to a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized, higher pre-tax income and an increase in the amount of Federal production tax credits recognized during the six months ended June 30, 2013 as compared to the same period in 2012.

Off-Balance Sheet Arrangement

There have been no significant changes in OG&E's off-balance sheet arrangement from that discussed in OG&E's 2012 Form 10-K.

Liquidity and Capital Resources

Working Capital

Working capital is defined as the amount by which current assets exceed current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries.

The balance of Accounts Receivable and Accrued Unbilled Revenues was $269.4 million and $218.9 million at June 30, 2013 and December 31, 2012, respectively, an increase of $50.5 million, or 23.1 percent, primarily due to an increase in OG&E's billings to customers reflecting warmer weather in June 2013 as compared to December 2012.

The balance of Accounts Payable was $211.9 million and $186.7 million at June 30, 2013 and December 31, 2012, respectively, an increase of $25.2 million, or 13.5 percent, primarily due to an increase in accruals.

Cash Flows

	Six Months Ended
	June 30,		2013 vs. 2012
(In millions)	2013	2012	$ Change	% Change
Net cash provided from operating activities	$72.3	$191.1	$(118.8)	(62.2)%
Net cash used in investing activities	(379.8)	(319.5)	(60.3)	(18.9)%
Net cash provided from financing activities	307.5	128.4	179.1	*
*Percentage greater than 100 percent

Operating Activities

The decrease of $118.8 million, or 62.2 percent, in net cash provided from operating activities during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to fuel refunds during the six months ended June 30, 2013 as compared to higher fuel recoveries in the same period in 2012 partially offset by an increase in cash received during the six months ended June 30, 2013 from transmission revenue.

Investing Activities

The increase of $60.3 million, or 18.9 percent, in net cash used in investing activities during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to higher levels of capital expenditures during the six months ended June 30, 2013 related to various transmission projects.

Financing Activities

The increase of $179.1 million in net cash provided from financing activities during the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to proceeds received from OG&E's issuance of long-term debt in May 2013 partially offset by dividends paid during the six months ended June 30, 2013 with no comparable item during the same period in 2012 and a decrease in net advances with OGE Energy during the six months ended June 30, 2013 as compared to the same period in 2012.

Future Capital Requirements and Financing Activities

OG&E's primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities. Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under and over recoveries and other general corporate purposes. OG&E generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) and permanent financings.

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2013 through 2017 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2013	2014	2015	2016	2017
Base Transmission	$70	$50	$50	$50	$50
Base Distribution	205	175	175	175	175
Base Generation	100	125	75	75	75
Other	15	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	390	365	315	315	315
Known and Committed Projects:
Transmission Projects:
Balanced Portfolio 3E Projects (A)	185	20	—	—	—
SPP Priority Projects (A)	180	80	—	—	—
SPP Integrated Transmission Projects (A)	5	5	—	40	40
Total Transmission Projects	370	105	—	40	40
Other Projects:
Smart Grid Program	25	25	10	10	—
System Hardening	15	—	—	—	—
Environmental - low NOX burners	20	30	25	20	—
Total Other Projects	60	55	35	30	—
Total Known and Committed Projects	430	160	35	70	40
Total (B)	$820	$525	$350	$385	$355

(A)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Balanced Portfolio 3E	135 miles of transmission line from OG&E's Seminole substation to OG&E's Muskogee substation	$175	Late 2013
	Balanced Portfolio 3E	96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the Oklahoma /Texas Stateline to a companion transmission line to its Tuco substation	$115	Mid-2014
	Priority Project	99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the western Beaver County line to a companion transmission line to its Hitchland substation	$165	Mid-2014
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to a companion transmission line to its Elk City substation	$75	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$210	Early 2021

(B)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. OG&E will file with the Tenth Circuit a request for a rehearing on or before September 3, 2013. Unless a rehearing is granted, the stay will be lifted in the near future. If the stay is lifted, OG&E will have approximately 55 months from the date the stay is lifted to achieve compliance with the FIP. OG&E cannot predict whether its rehearing request will be granted or the final outcome of this matter. As noted above, compliance with the FIP could require capital costs of more than $1.0 billion.

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

Contractual Obligations

Except as set forth below, the circumstances set forth in Contractual Obligations in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in OG&E's 2012 Form 10-K appropriately represent, in all material respects, the current status of OG&E's contractual obligations.

(In millions)	2013	2014-2015	2016-2017	After 2017	Total
Other purchase obligations and commitments
Long-term service agreement commitments	$19.0	$77.0	$5.0	$136.7	$237.7

Pension Plan Funding

OGE Energy previously reported in its 2012 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2013. In May 2013, OGE Energy contributed $35 million to its Pension Plan, none of which was OG&E's portion. No additional contributions are expected in 2013.

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

In conjunction with the closing of Enable Midstream Partners, LP, on May 1, 2013, on May 2, 2013, Standard & Poor's Ratings Services upgraded the long-term senior unsecured rating of OG&E to A-. All other security ratings as previously reported in OG&E's 2012 Form 10-K remain unchanged.

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

Short-Term Debt and Credit Facility

At June 30, 2013, there were $39.0 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances to OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.  At June 30, 2013, there were no intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent. At June 30, 2013, OG&E had $397.9 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. At June 30, 2013, OG&E had less than $0.1 million in cash and cash equivalents. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400 million. This credit facility contains an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreement to December 13, 2017.

Issuance of New Long-Term Debt

On May 8, 2013, OG&E issued $250 million of 3.9% senior notes due May 1, 2043. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures, general corporate expenses and for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

Critical Accounting Policies and Estimates

The Condensed Financial Statements and Notes to Condensed Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Condensed Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Condensed Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Condensed Financial Statements.  However, OG&E believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, the allowance for uncollectible accounts receivable, the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2012 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, except as otherwise stated in Notes 10 and 11 of Notes to Condensed Financial Statements, under "Environmental Laws and Regulations" below and in Item

1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I of OG&E's 2012 Form 10-K, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

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

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per million British thermal unit within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit

on February 24, 2012 and a request to stay the FIP on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. OG&E will file with the Tenth Circuit a request for a rehearing on or before September 3, 2013. Unless a rehearing is granted, the stay will be lifted in the near future. If the stay is lifted, OG&E will have approximately 55 months from the date the stay is lifted to achieve compliance with the FIP. OG&E cannot predict whether its rehearing request will be granted or the final outcome of this matter. As noted above, compliance with the FIP could require capital costs of more than $1.0 billion.

Cross-State Air Pollution Rule

As previously reported, on July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On June 24, 2013, the U.S. Supreme Court agreed to review the decision by the U.S. Court of Appeals, with a decision expected during the first half of 2014. OG&E cannot predict the outcome of such challenges.

United States v. OG&E (Federal Clean Air Act New Source Review Litigation)
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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with the EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. The Sierra Club, an environmental organization, also has threatened to file a citizen suit under the Federal Clean Air Act alleging similar violations against OG&E, and OG&E expects that the Sierra Club will seek to intervene in the litigation initiated by the EPA. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including Dry Scrubbers and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

Following from the Supreme Court's interpretation of the Clean Air Act's applicability to greenhouse gases in Massachusetts v. EPA, the EPA has proposed regulations for new power plants.  In June 2013, President Obama instructed the EPA to finalize those rules in 2014 and to require states to submit rules for existing power plants in 2016.  It is uncertain if the EPA will adhere to this schedule, and the substance of any rules that the EPA may issue is unknown.  OG&E cannot predict the financial impacts of these rules.

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E’s operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. A final decision regarding listing is anticipated to be completed by March 30, 2014. Although the lesser prairie chicken and its habitat are located in potential development areas of OG&E, the impact of a final decision to list this species as threatened cannot be determined at this time.

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
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). On August 18, 2011, OG&E filed comments with the EPA on the proposed rules. In June 2012, the EPA published a Notice of Data Availability requesting additional comments on a number of impingement mortality-related issues based on new information received during the initial public comment period. On July 11, 2012, OG&E filed comments regarding the Notice of Data Availability. In July 2012, the EPA entered into a settlement agreement in a pending litigation matter, which extended the deadline by which the proposed rules will be finalized to June 2013. On June 27, 2013 the EPA signed an amendment to the previous settlement agreement to finalize the proposed rules by November 4, 2013. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them. The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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
4.01
Supplemental Indenture No. 13 dated as of May 1, 2013 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein)

10.01*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.02*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

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

August 8, 2013