Form 10-Q
period 2013-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2013-11-06
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

At September 30, 2013, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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
Enable
Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.; prior to May 1, 2013, Enable's business was conducted through Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy.

EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
PUD Staff	Public Utility Division Staff of the Oklahoma Corporation Commission
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
OPERATING REVENUES	$723.2	$721.0	$1,753.3	$1,675.7
COST OF GOODS SOLD (exclusive of depreciation and amortization shown below)	273.0	271.8	733.6	671.9
Gross margin on revenues	450.2	449.2	1,019.7	1,003.8
OPERATING EXPENSES
Other operation and maintenance	105.9	108.6	318.0	333.9
Depreciation and amortization	62.5	63.5	185.8	185.9
Taxes other than income	20.8	19.1	63.9	58.4
Total operating expenses	189.2	191.2	567.7	578.2
OPERATING INCOME	261.0	258.0	452.0	425.6
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.7	1.3	4.4	4.9
Other income (loss)	2.9	(0.3)	6.4	5.7
Other expense	(0.5)	(2.2)	(1.3)	(3.5)
Net other income (expense)	4.1	(1.2)	9.5	7.1
INTEREST EXPENSE
Interest on long-term debt	33.5	31.0	97.0	93.1
Allowance for borrowed funds used during construction	(0.9)	(0.8)	(2.3)	(2.8)
Interest on short-term debt and other interest charges	(1.0)	1.0	1.3	2.9
Interest expense	31.6	31.2	96.0	93.2
INCOME BEFORE TAXES	233.5	225.6	365.5	339.5
INCOME TAX EXPENSE	62.0	58.4	102.0	86.8
NET INCOME	$171.5	$167.2	$263.5	$252.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net income	$171.5	$167.2	$263.5	$252.7
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging losses reclassified in net income, net of tax of $0.1, $0.2, $0.5 and $0.5, respectively	0.3	0.5	1.0	1.0
Other comprehensive income (loss), net of tax	0.3	0.5	1.0	1.0
Comprehensive income (loss)	$171.8	$167.7	$264.5	$253.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263.5	$252.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	185.8	185.9
Deferred income taxes and investment tax credits, net	100.8	95.1
Allowance for equity funds used during construction	(4.4)	(4.9)
Stock-based compensation expense	1.8	1.8
Regulatory assets	7.4	17.5
Regulatory liabilities	(16.9)	(12.8)
Other assets	(4.9)	(3.4)
Other liabilities	(5.4)	(32.2)
Change in certain current assets and liabilities
Accounts receivable, net	(95.7)	(85.2)
Accrued unbilled revenues	(13.3)	(3.2)
Fuel, materials and supplies inventories	(2.2)	4.7
Fuel clause under recoveries	—	1.0
Other current assets	6.1	(11.3)
Accounts payable	(17.7)	(47.7)
Accounts payable - affiliates	0.3	(1.3)
Income taxes payable - parent	6.1	(7.1)
Fuel clause over recoveries	(97.2)	99.4
Other current liabilities	7.8	29.5
Net Cash Provided from Operating Activities	321.9	478.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(581.6)	(495.8)
Reimbursement of capital expenditures	—	28.2
Proceeds from sale of assets	0.7	0.5
Net Cash Used in Investing Activities	(580.9)	(467.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	247.4	—
Changes in advances with parent	91.8	(11.4)
Payment of long-term debt	(0.2)	—
Dividends paid on common stock	(80.0)	—
Net Cash Provided from (Used in) Financing Activities	259.0	(11.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.0 and $2.6, respectively	$257.2	$161.5
Accrued unbilled revenues	70.7	57.4
Advances to parent	—	90.3
Fuel inventories	75.5	76.8
Materials and supplies, at average cost	78.2	74.7
Deferred income taxes	198.4	138.7
Other	28.5	34.6
Total current assets	708.5	634.0
OTHER PROPERTY AND INVESTMENTS	2.6	2.7
PROPERTY, PLANT AND EQUIPMENT
In service	8,783.9	8,498.3
Construction work in progress	496.0	251.4
Total property, plant and equipment	9,279.9	8,749.7
Less accumulated depreciation	2,823.9	2,705.6
Net property, plant and equipment	6,456.0	6,044.1
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	496.2	510.6
Other	40.7	31.0
Total deferred charges and other assets	536.9	541.6
TOTAL ASSETS	$7,704.0	$7,222.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	September 30, 2013 (Unaudited)	December 31, 2012
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.0	$0.7
Accounts payable - other	162.4	186.7
Advances from parent	47.6	—
Customer deposits	69.5	68.5
Accrued taxes	56.3	35.0
Accrued interest	31.7	43.2
Accrued compensation	28.5	33.2
Fuel clause over recoveries	12.0	109.2
Other	56.2	56.0
Total current liabilities	465.2	532.5
LONG-TERM DEBT	2,300.1	2,050.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	235.3	240.9
Deferred income taxes	1,539.0	1,377.8
Deferred investment tax credits	2.4	3.9
Regulatory liabilities	242.7	245.1
Other	70.0	68.8
Total deferred credits and other liabilities	2,089.4	1,936.5
Total liabilities	4,854.7	4,519.3
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,015.7	1,014.0
Retained earnings	1,833.9	1,690.4
Accumulated other comprehensive loss, net of tax	(0.3)	(1.3)
Total stockholder's equity	2,849.3	2,703.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$7,704.0	$7,222.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	263.5	—	263.5
Other comprehensive income (loss), net of tax	—	—	—	1.0	1.0
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Stock-based compensation	—	1.7	—	—	1.7
Balance at September 30, 2013	$100.9	$914.8	$1,833.9	$(0.3)	$2,849.3

Balance at December 31, 2011	$100.9	$910.5	$1,485.1	$(2.5)	$2,494.0
Net income	—	—	252.7	—	252.7
Other comprehensive income (loss), net of tax	—	—	—	1.0	1.0
Dividends declared on common stock	—	—	(75.0)	—	(75.0)
Stock-based compensation	—	1.8	—	—	1.8
Balance at September 30, 2012	$100.9	$912.3	$1,662.8	$(1.5)	$2,674.5

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2013 and December 31, 2012, the results of its operations for the three and nine months ended September 30, 2013 and 2012 and the results of its cash flows for the nine months ended September 30, 2013 and 2012, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2012 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2013	December 31, 2012
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$9.5	$9.2
Crossroads wind farm rider under recovery (A)	7.2	14.9
Other (A)	6.8	2.9
Total Current Regulatory Assets	$23.5	$27.0
Non-Current
Benefit obligations regulatory asset	$350.1	$370.6
Income taxes recoverable from customers, net	55.7	54.7
Smart Grid	43.4	42.8
Deferred storm expenses	18.3	12.7
Unamortized loss on reacquired debt	12.1	13.0
Deferred pension expenses	1.9	4.5
Other	14.7	12.3
Total Non-Current Regulatory Assets	$496.2	$510.6
Regulatory Liabilities
Current
Fuel clause over recoveries	$12.0	$109.2
Smart Grid rider over recovery (B)	19.1	24.1
Other (B)	2.6	7.8
Total Current Regulatory Liabilities	$33.7	$141.1
Non-Current
Accrued removal obligations, net	$219.2	$218.2
Pension tracker	14.2	9.2
Deferred pension credits	9.3	17.7
Total Non-Current Regulatory Liabilities	$242.7	$245.1

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended
	September 30,
(In millions)	2013	2012
Balance at January 1	$53.6	$24.8
Accretion expense	1.7	1.5
Revisions in estimated cash flows (A)	(0.7)	26.7
Balance at September 30	$54.6	$53.0

(A)
Due to changes to OG&E's asset retirement obligations related to its wind farms as a result of changes in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Accumulated Other Comprehensive Loss

The balance of Accumulated Other Comprehensive Loss was 0.3 million and 1.3 million at September 30, 2013 and December 31, 2012, respectively, related to deferred commodity contracts hedging activity.

2.	Accounting Pronouncement

In July 2013, the Emerging Issues Task Force issued "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists." The new standard requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the statement of financial position as a liability. The new standard is applicable for all entities that have unrecognized tax benefits when a net operating loss carryforward or a tax credit carryforward exists. The new standard is effective for interim and annual reporting periods beginning after December 15, 2013 and does not require any new financial statement disclosures. This new standard may be applied retrospectively or prospectively with early adoption permitted. OG&E retrospectively adopted this new standard effective January 1, 2013.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $28.7 million and $28.8 million during the three months ended September 30, 2013 and 2012, respectively, and $87.2 million and $89.0 million during the nine months ended September 30, 2013 and 2012, respectively. OGE Energy charges operating costs to its subsidiaries and unconsolidated affiliates based on several factors. Operating costs directly related to specific subsidiaries and unconsolidated affiliates are assigned to those subsidiaries and unconsolidated affiliates.  Where more than one subsidiary or unconsolidated affiliate benefits from certain expenditures, the costs are shared between those subsidiaries and unconsolidated affiliates receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries and unconsolidated affiliates are allocated among the subsidiaries and unconsolidated affiliates, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Operating Revenues:
Electricity to power electric compression assets	$3.9	$4.6	$7.8	$10.3
Cost of Goods Sold:
Natural gas transportation services	$8.7	$8.7	$26.1	$26.1
Natural gas storage services	3.2	3.2	9.7	9.6
Natural gas purchases (A)	9.5	8.7	19.5	18.3

(A)	At September 30, 2013 and December 31, 2012, respectively, there were $1.4 million and $1.0 million of natural gas purchases recorded for these activities.

During the nine months ended September 30, 2013 and 2012, OG&E declared dividends to OGE Energy of $120 million and $75 million, respectively.

4.	Fair Value Measurements

OG&E had no material financial instruments measured at fair value on a recurring basis at September 30, 2013 or December 31, 2012.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,154.3	$2,455.2	$1,904.2	$2,401.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.4	9.1	10.7	10.0

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2013 and 2012 related to performance units and restricted stock for OG&E employees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Performance units
Total shareholder return	$0.4	$0.4	$1.3	$1.3
Earnings per share	0.1	0.2	0.4	0.5
Total performance units	0.5	0.6	1.7	1.8
Restricted stock	0.1	—	0.1	—
Total compensation expense	$0.6	$0.6	$1.8	$1.8
Income tax benefit	$0.2	$0.2	$0.7	$0.7

OGE Energy has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units. During the nine months ended September 30, 2013, there were 140,148 shares of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. During the nine months ended September 30, 2013, there were 464 shares of restricted stock returned to OG&E to satisfy tax liabilities.

6.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2010 or state and local tax examinations by tax authorities for years prior to 2005.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

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

At September 30, 2013, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.18%	-	0.34%	Garfield Industrial Authority, January 1, 2025	$47.0
0.12%	-	0.39%	Muskogee Industrial Authority, January 1, 2025	32.4
0.11%	-	0.30%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

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

At September 30, 2013, there were $47.6 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances to OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.  At September 30, 2013, there were no intercompany borrowings under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent. At September 30, 2013, OG&E had less than $0.1 million in cash and cash equivalents.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2013 (B)	2012 (B)	2013 (C)	2012 (C)	2013 (B)	2012 (B)	2013 (C)	2012 (C)
Service cost	$2.9	$2.7	$8.7	$8.2	$—	$—	$—	$—
Interest cost	5.1	5.9	15.3	17.6	—	—	0.1	0.1
Expected return on plan assets	(9.7)	(9.5)	(29.1)	(28.6)	—	—	—	—
Amortization of net loss	5.2	4.8	15.5	14.4	—	0.1	—	0.1
Amortization of unrecognized prior service cost (A)	0.5	0.6	1.4	1.7	—	0.1	0.1	0.2
Net periodic benefit cost	$4.0	$4.5	$11.8	$13.3	$—	$0.2	$0.2	$0.4

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $4.0 million and $4.7 million of net periodic benefit cost recognized during the three months ended September 30, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the three months ended September 30, 2013 and 2012 of $1.5 million and $1.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $12.0 million and $13.7 million of net periodic benefit cost recognized during the nine months ended September 30, 2013 and 2012, respectively, OG&E recognized an increase in pension expense during the nine months ended September 30, 2013 and 2012 of $4.6 million and $7.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013 (B)	2012 (B)	2013 (C)	2012 (C)
Service cost	$0.7	$0.6	$2.1	$2.0
Interest cost	2.1	2.4	6.1	7.1
Expected return on plan assets	(0.6)	(0.7)	(1.8)	(2.1)
Amortization of transition obligation	—	0.7	—	1.9
Amortization of net loss	4.5	4.3	13.6	13.0
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)	(10.2)	(10.2)
Net periodic benefit cost	$3.3	$3.9	$9.8	$11.7

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $3.3 million and $3.9 million of net periodic benefit cost recognized during the three months ended September 30, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2013 and 2012 of $0.1 million and $0.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $9.8 million and $11.7 million of net periodic benefit cost recognized during the nine months ended September 30, 2013 and 2012, respectively, OG&E recognized an increase in postretirement medical expense during the nine months ended September 30, 2013 and 2012 of $0.4 million and $0.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

Pension Plan Funding

OGE Energy previously reported in its 2012 Form 10-K that it may contribute up to $35 million to its Pension Plan during 2013. In May 2013, OGE Energy contributed $35 million to its Pension Plan, none of which was OG&E's portion. No additional contributions are expected in 2013.

10.	Commitments and Contingencies

Except as set forth below, in Note 11 and under "Environmental Laws and Regulations" in Item 2 of Part I, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2012 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases from January 2012 through December 2016. Also, as previously reported, OG&E had entered into multiple-month term natural gas contracts for 26.1 percent of its 2013 annual forecasted natural gas requirements. In February 2013, through a request for proposal, OG&E entered into various multiple-month term natural gas contracts for 84.0 percent of its remaining forecasted 2013 natural gas requirements. OG&E has entered into multiple-month term natural gas contracts for 25.5 percent of its 2014 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2014 natural gas requirements will be acquired through additional requests for proposal in early to mid-2014, along with monthly and daily purchases, all of which are expected to be made at market prices.

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

Wind Energy Purchased Power Lawsuit

In 2009, OG&E entered into a wind energy purchase power agreement with CPV Keenan for the purchase of all the energy output from its 150 MW wind farm in Woodward County, Oklahoma. In August of 2013, CPV Keenan filed suit against OG&E for the non-payment of curtailment charges, for a non-specified amount in excess of $0.1 million. OG&E believes that it is not liable for curtailment charges in this case. Management believes the range of possible outcomes in this suit is between $0 and approximately $10 million. The Company believes that any possible losses in this case would not be quantitatively material to its financial statements and would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Environmental Laws and Regulations
Federal Clean Air Act New Source Review Litigation
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

In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding and has asserted claims for declaratory relief that are similar to those requested by the United States. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks permanent injunction preventing OG&E from operating the Muskogee generating plant. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail in these proceedings and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including Dry Scrubbers and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

Fuel Adjustment Clause Review for Calendar Year 2012

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2013, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2012, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 9, 2013. A hearing on this matter is scheduled for April 24, 2014.

Request for Modification to Previous Orders

On August 2, 2013, OG&E filed an application at the OCC seeking to make minor modifications to three previous OCC orders. The purpose of the application was to address the timing of certain requirements contained in those orders. The Company's application proposed to address these issues in OG&E's next general rate case thus avoiding the cost associated with a rate case filing now and benefiting customers by deferring the recovery of certain costs identified in the previous orders. On September 3, 2013, the PUD Staff filed a motion to dismiss OG&E's application. PUD Staff requested that the OCC dismiss OG&E's application and issue an order requiring OG&E to file a rate case for the 2012 test year.

On September 11, 2013, the PUD Staff withdrew their motion to dismiss OG&E's application and on September 12, 2013, filed an application requesting a public hearing, review and possible adjustment of the rates and charges of OG&E based on the 2012 test year. To date, no procedural schedule has been established for either the OG&E application or the PUD Staff application.

Energy Efficiency Program Filing

On October 9, 2013 OG&E filed an application with the APSC requesting approval of interim modifications to approved Energy Efficiency Programs, new tariff revisions and the waiver of certain provisions of the Commission’s Rules for Conservation and Energy Efficiency Programs.

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

Summary of Operating Results

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

OG&E reported net income of $171.5 million and $167.2 million, during the three months ended September 30, 2013 and 2012, respectively, an increase of $4.3 million, or 2.6 percent, primarily due to higher other income and lower other operation and maintenance expense, partially offset by higher income tax expense and taxes other than income.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

OG&E reported net income of $263.5 million and $252.7 million, during the nine months ended September 30, 2013 and 2012, respectively, an increase of $10.8 million or 4.3 percent, primarily due to a higher gross margin and lower other operation and maintenance expense, partially offset by higher income taxes and taxes other than income.

2013 Outlook

OGE Energy projects OG&E to earn approximately $280 million to $290 million in 2013, which is unchanged from that previously reported in OG&E's 2012 Form 10-K and assumes normal weather for the remainder of the year. See OG&E's 2012 Form 10-K for other key factors and assumptions underlying its 2013 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2013 as compared to the same period in 2012 and OG&E's financial position at September 30, 2013. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Operating income	$261.0	$258.0	$452.0	$425.6
Net income	$171.5	$167.2	$263.5	$252.7

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income, as operating income indicates the ongoing profitability of OG&E excluding the cost of capital and income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2013	2012	2013	2012
Operating revenues	$723.2	$721.0	$1,753.3	$1,675.7
Cost of goods sold	273.0	271.8	733.6	671.9
Gross margin on revenues	450.2	449.2	1,019.7	1,003.8
Other operation and maintenance	105.9	108.6	318.0	333.9
Depreciation and amortization	62.5	63.5	185.8	185.9
Taxes other than income	20.8	19.1	63.9	58.4
Operating income	261.0	258.0	452.0	425.6
Allowance for equity funds used during construction	1.7	1.3	4.4	4.9
Other income (loss)	2.9	(0.3)	6.4	5.7
Other expense	0.5	2.2	1.3	3.5
Interest expense	31.6	31.2	96.0	93.2
Income tax expense	62.0	58.4	102.0	86.8
Net income	$171.5	$167.2	$263.5	$252.7
Operating revenues by classification
Residential	$307.6	$321.7	$709.9	$707.1
Commercial	176.2	170.2	428.2	404.1
Industrial	66.8	63.2	171.0	158.5
Oilfield	51.1	48.5	135.9	125.8
Public authorities and street light	67.7	64.9	165.3	155.0
Sales for resale	15.9	16.0	45.7	41.9
System sales revenues	685.3	684.5	1,656.0	1,592.4
Off-system sales revenues	5.8	15.5	11.2	29.5
Other	32.1	21.0	86.1	53.8
Total operating revenues	$723.2	$721.0	$1,753.3	$1,675.7
Megawatt-hour sales by classification (In millions)
Residential	2.9	3.2	7.2	7.3
Commercial	2.0	2.1	5.3	5.4
Industrial	1.1	1.0	3.0	3.0
Oilfield	0.9	0.8	2.5	2.5
Public authorities and street light	0.9	0.9	2.4	2.5
Sales for resale	0.4	0.4	1.0	1.0
System sales	8.2	8.4	21.4	21.7
Off-system sales	0.1	0.5	0.3	1.1
Total sales	8.3	8.9	21.7	22.8
Number of customers	804,521	796,696	804,521	796,696
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	3.758	2.939	3.838	2.822
Coal	2.290	2.354	2.293	2.295
Total fuel	2.746	2.554	2.792	2.403
Total fuel and purchased power	3.077	2.839	3.164	2.755
Degree days (A)
Heating - Actual	3	7	2,168	1,464
Heating - Normal	19	19	2,020	2,020
Cooling - Actual	1,418	1,630	2,018	2,484
Cooling - Normal	1,380	1,380	2,018	2,018

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

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012
OG&E's operating income increased $3.0 million, or 1.2 percent, during the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to lower other operation and maintenance expense, and to a lesser extent higher gross margin and lower depreciation and amortization, partially offset by higher taxes other than income.
Gross Margin
Operating revenues were $723.2 million during the three months ended September 30, 2013 as compared to $721.0 million during the same period in 2012, an increase of $2.2 million, or 0.3 percent. Cost of goods sold was $273.0 million during the three months ended September 30, 2013 as compared to $271.8 million during the same period in 2012, an increase of $1.2 million, or 0.4 percent. Gross margin was $450.2 million during the three months ended September 30, 2013 as compared to $449.2 million during the same period in 2012, an increase of $1.0 million, or 0.2 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$11.0
New customer growth	4.0
Price variance (B)	2.0
Non-residential demand and related revenues	0.9
Other	0.1
Quantity variance (primarily weather)	(17.0)
Change in gross margin	$1.0

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix and timing of the Oklahoma rate increase.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $200.0 million during the three months ended September 30, 2013 as compared to $212.7 million during the same period in 2012, a decrease of $12.7 million, or 6.0 percent, primarily due to lower natural gas generation partially offset by higher gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $66.6 million during the three months ended September 30, 2013 as compared to $55.8 million during the same period in 2012, an increase of $10.8 million, or 19.4 percent, primarily due to an increase in purchases in the energy imbalance service market and short term power agreements. Transmission-related charges were $6.4 million during the three months ended September 30, 2013 as compared to $3.3 million during the same period in 2012, an increase of $3.1 million, or 93.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Variances in the actual cost of fuel used in electric generation and certain purchased power costs, as compared to the fuel component included in the cost-of-service for ratemaking, are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.

Operating Expenses

Other operation and maintenance expense was $105.9 million during the three months ended September 30, 2013 as compared to $108.6 million during the same period in 2012, a decrease of $2.7 million, or 2.5 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(3.7)
Incentive compensation expense	(1.9)
Ongoing maintenance at power plants (B)	(1.3)
Other	(0.2)
Capitalized labor	4.4
Change in other operation and maintenance expense	$(2.7)

(A)	Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case and a decrease in worker's compensation accruals.

(B)	Decreased due to delay in timing of outages to later in 2013.

Depreciation and amortization expense was $62.5 million during the three months ended September 30, 2013 as compared to $63.5 million during the same period in 2012, a decrease of $1.0 million, or 1.6 percent, primarily due to the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1). These decreases in depreciation and amortization expense were partially offset by:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the nine months ended September 30, 2013, including the smart grid project which was completed in late 2012 and the Cleveland to Sooner transmission project which was fully in service in February 2013.

Taxes other than income was $20.8 million during the three months ended September 30, 2013 as compared to $19.1 million during the same period in 2012, an increase of $1.7 million, or 8.9 percent, primarily due to higher ad valorem taxes.

Additional Information
Other Income. Other income was $2.9 million during the three months ended September 30, 2013 as compared to a net loss of $0.3 million during the same period in 2012, an increase of $3.2 million, primarily due to an increased margin of $3.0 million recognized in the guaranteed flat bill program in 2013 as a result of lower usage.

Other Expense. Other expense was $0.5 million during the three months ended September 30, 2013 as compared to $2.2 million during the same period in 2012, a decrease of $1.7 million, or 77.3 percent primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $31.6 million during the three months ended September 30, 2013 as compared to $31.2 million during the same period in 2012, an increase of $0.4 million, or 1.3 percent, primarily due to a $2.5 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013, partially offset by a $2.0 million decrease in interest related to tax matters.

Income Tax Expense. Income tax expense was $62.0 million during the three months ended September 30, 2013 as compared to $58.4 million during the same period in 2012, an increase of $3.6 million, or 6.2 percent primarily due to higher pre-tax income during the three months ended September 30, 2013 as compared to the same period in 2012.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

OG&E's operating income increased $26.4 million, or 6.2 percent, during the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to a higher gross margin and lower other operation and maintenance expense, partially offset by higher income taxes and taxes other than income.
Gross Margin
Operating revenues were $1,753.3 million during the nine months ended September 30, 2013 as compared to $1,675.7 million during the same period in 2012, an increase of $77.6 million, or 4.6 percent. Cost of goods sold was $733.6 million during the nine months ended September 30, 2013 as compared to $671.9 million during the same period in 2012, an increase of $61.7 million, or 9.2 percent. Gross margin was $1,019.7 million during the nine months ended September 30, 2013 as compared to $1,003.8 million during the same period in 2012, an increase of $15.9 million, or 1.6 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$31.6
New customer growth	9.2
Non-residential demand and related revenues	0.6
Other	(0.1)
Price variance (B)	(6.1)
Quantity variance (primarily weather)	(19.3)
Change in gross margin	$15.9

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

Cost of goods sold for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $517.3 million during the nine months ended September 30, 2013 as compared to $501.6 million during the same period in 2012, an increase of $15.7 million, or 3.1 percent, primarily due to higher natural gas prices partially offset by lower gas and coal generation. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. Purchased power costs were $197.4 million during the nine months ended September 30, 2013 as compared to $160.6 million during the same period in 2012, an increase of $36.8 million, or 22.9 percent, primarily due to an increase in purchases in the energy imbalance service market and short term power agreements. Transmission-related charges were $18.9 million during the nine months ended September 30, 2013 as compared to $9.7 million during the same period in 2012, an increase of $9.2 million, or 94.8 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $318.0 million during the nine months ended September 30, 2013 as compared to $333.9 million during the same period in 2012, a decrease of $15.9 million, or 4.8 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(9.8)
Ongoing maintenance at power plants (B)	(7.0)
Total salaries and wages (C)	(5.2)
Corporate overheads and allocations (D)	(1.6)
Temporary labor	(1.4)
Contract professional services (primarily smart grid)	(1.0)
Other	0.6
Software expense (primarily smart grid)	1.3
Administrative and assessment fees (primarily SPP and North American Electric Reliability Corporation)	2.0
Capitalized labor	6.2
Change in other operation and maintenance expense	$(15.9)

(A)
Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case, a decrease in medical expense, and a decrease in worker's compensation accruals.

(B)	Decreased due to delay in timing of outages to later in 2013.

(C)
Decreased primarily due to lower salaries and wages as a result of lower headcount in 2013 and a decrease in incentive pay, partially offset by annual salary increases and an increase in overtime wages related to May 2013 storms.

(D)	Decreased primarily due to decreases in depreciation expense and contract technical expense partially offset by an increase in salaries and wages from the holding company.

Depreciation and amortization expense was $185.8 million during the nine months ended September 30, 2013 as compared to $185.9 million during the same period in 2012, a decrease of $0.1 million, or 0.1 percent, primarily due to the amortization of the deferred Pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1). These decreases in depreciation and amortization expense were partially offset by:

•	changes in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2012 and the nine months ended September 30, 2013, including the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland to Sooner transmission project which was fully in service in February 2013.

Taxes other than income was $63.9 million during the nine months ended September 30, 2013 as compared to $58.4 million during the same period in 2012, an increase of $5.5 million, or 9.4 percent, primarily due to higher ad valorem taxes.

Additional Information
Other Income. Other income was $6.4 million during the nine months ended September 30, 2013 as compared to $5.7 million during the same period in 2012, an increase of $0.7 million, or 12.3 percent, primarily due to an increased margin of $0.8 million recognized in the guaranteed flat bill program in 2013 as a result of lower usage.

Other Expense. Other expense was $1.3 million during the nine months ended September 30, 2013 as compared to $3.5 million during the same period in 2012, a decrease of $2.2 million, or 62.9 percent primarily due to a decrease in charitable contributions.

Interest Expense. Interest expense was $96.0 million during the three months ended September 30, 2013 as compared to $93.2 million during the same period in 2012, an increase of $2.8 million, or 3.0 percent, primarily due to a $3.9 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013, partially offset by a $2.0 million decrease in interest related to tax matters.

Income Tax Expense. Income tax expense was $102.0 million during the nine months ended September 30, 2013 as compared to $86.8 million during the same period in 2012, an increase of $15.2 million, or 17.5 percent primarily due to higher pre-tax income and a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $327.9 million and $218.9 million at September 30, 2013 and December 31, 2012, respectively, an increase of $109.0 million, or 49.8 percent, primarily due to an increase in OG&E's billings to customers reflecting warmer weather and higher seasonal rates in September 2013 as compared to December 2012.

The balance of Accounts Payable was $163.4 million and $187.4 million at September 30, 2013 and December 31, 2012, respectively, a decrease of $24.0 million, or 12.8 percent, primarily due to a decrease due to the timing of ad valorem payments in December 2012.

Cash Flows

	Nine Months Ended
	September 30,		2013 vs. 2012
(In millions)	2013	2012	$ Change	% Change
Net cash provided from operating activities	$321.9	$478.5	$(156.6)	(32.7)%
Net cash used in investing activities	(580.9)	(467.1)	(113.8)	(24.4)%
Net cash provided from (used in) financing activities	259.0	(11.4)	270.4	*
*Percentage greater than 100 percent

Operating Activities

The decrease of $156.6 million, or 32.7 percent, in net cash provided from operating activities during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to fuel refunds during the nine months ended September 30, 2013 as compared to higher fuel recoveries in the same period in 2012 partially offset by an increase in cash received during the nine months ended September 30, 2013 from transmission revenue.

Investing Activities

The increase of $113.8 million, or 24.4 percent, in net cash used in investing activities during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to higher levels of capital expenditures during the nine months ended September 30, 2013 related to various transmission projects.

Financing Activities

The increase of $270.4 million in net cash provided from financing activities during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to proceeds received from OG&E's issuance of long-term debt in May 2013 and an increase in net advances with OGE Energy during the nine months ended September 30, 2013 as compared to the same period in 2012, partially offset by dividends paid during the nine months ended September 30, 2013 with no comparable item during the same period in 2012.

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

(In millions)	2013	2014	2015	2016	2017
Base Transmission	$55	$30	$30	$30	$30
Base Distribution	175	175	175	175	175
Base Generation	100	135	75	75	75
Other	15	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	345	355	295	295	295
Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	50	50	20	20	20
Balanced Portfolio 3E Projects (B)(C)	190	15	—	—	—
SPP Priority Projects (B)(C)	185	70	—	—	—
SPP Integrated Transmission Projects (B) (C)	5	10	—	40	40
Total Transmission Projects	430	95	—	40	40
Other Projects:
Smart Grid Program	25	25	10	10	—
System Hardening	15	—	—	—	—
Environmental - low NOX burners	20	25	25	20	—
Total Other Projects	60	50	35	30	—
Total Known and Committed Projects	490	145	35	70	40
Total (B)	$835	$500	$330	$365	$335
(A)Approximately 30% of revenue requirement allocated to SPP members other than OG&E.
(B)Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Balanced Portfolio 3E	135 miles of transmission line from OG&E's Seminole substation to OG&E's Muskogee substation	$165	Late 2013
	Balanced Portfolio 3E	96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the Oklahoma /Texas Stateline to a companion transmission line to its Tuco substation	$115	Mid-2014
	Priority Project	99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the western Beaver County line to a companion transmission line to its Hitchland substation	$165	Mid-2014
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to a companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On September 3, 2013, OG&E and the state of Oklahoma filed with the Tenth Circuit a request for a rehearing; additionally 17 state attorney generals joined in to support the requested rehearing. By order dated October 31, 2013, the Tenth Circuit three-judge panel that decided the original appeal denied the petitions for rehearing by a 2 to 1 vote. OG&E believes that the stay remains in effect until after the mandate is issued by the Tenth Circuit or further order of the court. The EPA has notified OG&E that it is of the opinion the stay lifted after the Tenth Circuit’s July 19, 2013 ruling. OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP. OG&E is reviewing its additional appeal options, including a request for review of the case by the U. S. Supreme Court. As noted above, compliance with the FIP could require capital costs of more than $1.0 billion.

•
Installation of control equipment for compliance with MATS by a deadline of April 16, 2015, with the possibility of a one-year extension. OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. OG&E continues to review the specifications for the control equipment to be installed for compliance with MATS and has requested a one-year extension for complying or until April 16, 2016. Current costs for installing the necessary control equipment are estimated to range from $10 million to $20 million per unit.

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

Short-Term Debt and Credit Facility

At September 30, 2013, there were $47.6 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances to OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.  At September 30, 2013, there were no intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent. At September 30, 2013, OG&E had $397.9 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. At September 30, 2013, OG&E had less than $0.1 million in cash and cash equivalents. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

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

Issuance of Long-Term Debt

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits. OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $90 million. With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at the four affected coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits). The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per million British thermal unit within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion. OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a request to stay the FIP on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On September 3, 2013, OG&E and the state of Oklahoma filed with the Tenth Circuit a request for a rehearing; additionally 17 state attorney generals joined in to support the requested rehearing. By order dated October 31, 2013, the Tenth Circuit three-judge panel that decided the original appeal denied the petitions for rehearing by a 2 to 1 vote. OG&E believes that the stay remains in effect until after the mandate is issued by the Tenth Circuit or further order of the court. The EPA has notified OG&E that it is of the opinion the stay lifted after the Tenth Circuit’s July 19, 2013 ruling. OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP. OG&E is reviewing its additional appeal options, including a request for review of the case by the U. S. Supreme Court. As noted above, compliance with the FIP could require capital costs of more than $1.0 billion.

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

Hazardous Air Pollutants Emission Standards

As previously reported, on April 16, 2012, regulations governing emissions of certain hazardous air pollutants from electric generating units were published as the final MATS rule. This rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers. In addition, the regulations include work practice standards for dioxins and furans. Compliance is required within three years after the effective date of the rule with the possibility of a one-year extension. To comply with this rule, OG&E is currently planning to utilize activated carbon injection and low levels of dry sorbent injection at each of its five coal-fired units. OG&E continues to review the specifications for the control equipment to be installed for compliance with MATS and has requested a one-year extension for complying or until April 16, 2016. Current costs for installing the necessary control equipment are estimated to range from $10 million to $20 million per unit. The final MATS rule has been appealed by several parties. OG&E is not a party to the appeals and cannot predict the outcome of any such appeals.

Federal Clean Air Act New Source Review Litigation
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

In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding and has asserted claims for declaratory relief that are similar to those requested by the United States. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks permanent injunction preventing OG&E from operating the Muskogee generating plant. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail in these proceedings and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including Dry Scrubbers and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

In September 2013, the EPA issued proposed New Source Performance Standards (NSPS) that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed NSPS sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to publish the proposed standards for existing units by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA by June 30, 2016. Thus, it is possible that existing power plants may be required to comply with greenhouse gas performance standards as soon as July 2016.

In October 2013, the U.S. Supreme Court granted certiorari to review EPA's greenhouse gas regulations, including the Tailoring Rule which limits the sources subject to greenhouse gas permitting requirements to the largest fossil-fueled power plants. It is conceivable that the Court could invalidate EPA's prevention of significant deterioration and Title V Tailoring Rule, but still leave power plants subject to anticipated new and existing source performance standards for greenhouse gas emissions.

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
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). On August 18, 2011, OG&E filed comments with the EPA on the proposed rules. In June 2012, the EPA published a Notice of Data Availability requesting additional comments on a number of impingement mortality-related issues based on new information received during the initial public comment period. On July 11, 2012, OG&E filed comments regarding the Notice of Data Availability. In July 2012, the EPA entered into a settlement agreement in a pending litigation matter, which extended the deadline by which the proposed rules will be finalized to June 2013. On June 27, 2013 the EPA signed an amendment to the previous settlement agreement to finalize the proposed rules by November 4, 2013, which date was extended to November 20, 2013 due to the federal government shutdown. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them. The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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
10.01
Letter of extension dated as of July 29, 2013 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents, related to the OG&E's credit agreement dated December 13, 2011 (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein)

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

November 6, 2013