Form 10-K
period 2013-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 2014-02-25
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $0. As of such date, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp.
At January 31, 2014, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.
DOCUMENTS INCORPORATED BY REFERENCE
None
Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

General

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E furnishes retail electric service in 268 communities and their contiguous rural and suburban areas. During 2013, one other community and two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 268 communities that OG&E serves, 242 are located in Oklahoma and 26 in Arkansas. OG&E derived 90 percent of its total electric operating revenues in 2013 from sales in Oklahoma and the remainder from sales in Arkansas.

OG&E's system control area peak demand in 2013 was 6,341 MWs on June 27, 2013. OG&E's load responsibility peak demand was 5,806 MWs on June 27, 2013. As reflected in the table below and in the operating statistics that follow, there were 28.2 million MWH system sales in 2013, 28.0 million MWH system sales in 2012 and 28.5 million MWH system sales in 2011. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2013	2013 vs. 2012 Increase	2012	2012 vs. 2011 Decrease	2011
System sales - millions of MWHs	28.2	0.7%	28.0	(1.8)%	28.5

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2013	2012	2011
ELECTRIC ENERGY (Millions of MWH)
Generation (exclusive of station use)	24.2	26.3	26.7
Purchased	6.3	5.0	4.9
Total generated and purchased	30.5	31.3	31.6
OG&E use, free service and losses	(1.9)	(1.9)	(2.1)
Electric energy sold	28.6	29.4	29.5
ELECTRIC ENERGY SOLD (Millions of MWH)
Residential	9.4	9.1	9.9
Commercial	7.1	7.0	6.9
Industrial	3.9	4.0	3.9
Oilfield	3.4	3.3	3.2
Public authorities and street light	3.2	3.3	3.2
Sales for resale	1.2	1.3	1.4
System sales	28.2	28.0	28.5
Off-system sales	0.4	1.4	1.0
Total sales	28.6	29.4	29.5
ELECTRIC OPERATING REVENUES (In millions)
Residential	$901.4	$878.0	$943.5
Commercial	554.2	523.5	531.3
Industrial	220.6	206.8	216.0
Oilfield	176.4	163.4	165.1
Public authorities and street light	214.3	202.4	207.4
Sales for resale	59.4	54.9	65.3
System sales revenues	2,126.3	2,029.0	2,128.6
Off-system sales revenues	14.7	36.5	36.2
Other	121.2	75.7	46.7
Total operating revenues	$2,262.2	$2,141.2	$2,211.5
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	690,390	683,214	675,806
Commercial	90,279	88,772	87,480
Industrial	2,921	2,957	2,991
Oilfield	6,431	6,426	6,451
Public authorities and street light	16,877	16,695	16,374
Sales for resale	42	46	44
Total	806,940	798,110	789,146
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,312.59	$1,292.11	$1,401.84
Average annual use (kilowatt-hour)	13,718	13,477	14,738
Average price per kilowatt-hour (cents)	$9.57	$9.59	$9.51

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2013, 85 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and seven percent to the FERC.

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

Completed Regulatory Matters

Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 megawatts of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. Also as part of this project, on June 16, 2011, OG&E entered into an interconnection agreement with the SPP for the Crossroads wind farm which allowed the Crossroads wind farm to interconnect at 227.5 megawatts. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. On April 15, 2013, the APSC issued an order authorizing OG&E to recover the Arkansas portion of the cost to construct the Crossroads wind farm, effective retroactively to August 1, 2012. The costs are being recovered through the Energy Cost Recovery Rider.

Fuel Adjustment Clause Review for Calendar Year 2011

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011.  OG&E filed information and documents in response to the OCC's application on October 1, 2012.  On December 19, 2012, witnesses for the OCC Staff filed responsive testimony recommending that the OCC approve OG&E's fuel adjustment clause costs and recoveries for the calendar year 2011 and recommending that the OCC find that OG&E's electric generation, purchased power, fuel procurement and other fuel related practices, policies and decisions during calendar year 2011 were fair, just and reasonable and prudent. On April 9, 2013, the OCC administrative law judge recommended that the OCC find that for the calendar year 2011 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent. On June 18, 2013, the OCC issued an order approving the administrative law judge’s recommendation.

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

On July 18, 2013, the FERC issued an order on the SPP's Order No. 1000 compliance filing.  This order accepted in part and rejected in part the SPP's plan for complying with Order No. 1000.  The FERC rejected the SPP's plan to retain the right of first refusal for projects that would operate between 100 kilovolts and 300 kilovolts.  However, the FERC clarified that a right of first refusal was appropriate in certain circumstances.  It is not clear how the FERC's order will relate to the recently enacted Oklahoma law addressing a right of first refusal for lower voltages.  On November 15, 2013, SPP made its FERC compliance filing, as required by the July 18, 2013 order. The SPP changes to its tariff and Membership Agreement included provisions that (i) clarify that facilities between 100 kilovolts and 300 kilovolts would be subject to the competitive selection process, (ii) only allow certain evidence, such as state laws (like House Bill 1932) and the holders of existing rights of way, to be considered during the competitive selection process and not earlier in the process; (iii) apply a right of first refusal to transmission projects needed for reliability within three years in certain situations; and (iv) revise the tariff’s competitive selection process, including changes to the criteria for identifying qualifying transmission owners, the requirements for submission of information by transmission owners seeking to participate in competitive selections, and the procedures that govern the competitive selection process.

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

Request for Modification to Previous Orders

On August 2, 2013, OG&E filed an application at the OCC seeking to make minor modifications to three previous OCC orders. The purpose of the application was to address the timing of certain requirements contained in those orders. OG&E's application proposed to address these issues in OG&E's next general rate case thus avoiding the cost associated with a rate case filing now and benefiting customers by deferring the recovery of certain costs identified in the previous orders. On September 3, 2013, the PUD Staff filed a motion to dismiss OG&E's application. PUD Staff requested that the OCC dismiss OG&E's application and issue an order requiring OG&E to file a rate case for the 2012 test year.

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

On December 30, 2013, OG&E submitted to the FERC a market-based rate change in status filing and a revised market-based rate tariff.  The revised tariff will authorize OG&E to (i) sell electric energy and capacity at market-based rates without geographic restriction, and (ii) sell ancillary services in the SPP and Midcontinent Independent System Operator, Inc. markets.  The primary goal of this filing was to implement the market-based rate authority OG&E needs to fully participate in SPP’s Integrated Marketplace.  OG&E requested that FERC issue an order on or before February 28, 2014 that accepts the revised market-based rate tariff to be effective on the date SPP’s Integrated Marketplace goes into operation, which is expected to be March 1, 2014.

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  After engaging in settlement discussions, OG&E and Arkansas Electric Cooperative Corporation have tentatively agreed to terms of a settlement and are jointly preparing an offer of settlement to be filed with FERC. OG&E believes the reduction in revenue will be less than $1.0 million per year.

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

At December 31, 2013 and 2012, OG&E had regulatory assets of $427.9 million and $537.6 million, respectively, and regulatory liabilities of $254.4 million and $386.2 million, respectively. See Note 1 of Notes to Financial Statements for a further discussion.

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

Rate Structures
Oklahoma
OG&E's standard tariff rates include a cost-of-service component (including an authorized return on capital) plus a fuel adjustment clause mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power.
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

Fuel Supply and Generation
In 2013, 53 percent of the OG&E-generated energy was produced by coal-fired units, 40 percent by natural gas-fired units and seven percent by wind-powered units. Of OG&E's 6,785 total MW capability reflected in the table under Item 2. Properties, 3,798 MWs, or 56 percent, are from natural gas generation, 2,538 MWs, or 37 percent, are from coal generation and 449 MWs, or seven percent, are from wind generation. Though OG&E has a higher installed capability of generation from natural gas units, it has been more economical to generate electricity for our customers using lower priced coal. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In Kilowatt-Hour - cents)	2013	2012	2011	2010	2009
Natural gas	3.905	2.930	4.328	4.638	3.696
Coal	2.273	2.310	2.064	1.911	1.747
Weighted average	2.784	2.437	2.897	3.012	2.474
The increase in the weighted average cost of fuel in 2013 as compared to 2012 was primarily due to higher gas prices. The decrease in the weighted average cost of fuel in 2012 as compared to 2011 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2011 as compared to 2010 was primarily due to lower natural gas prices and lower natural gas generation. The increase in the weighted average cost of fuel in 2010 as compared to 2009 was primarily due to higher natural gas prices and increased natural gas generation. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
Coal
All of OG&E's coal-fired units, with an aggregate capability of 2,538 MWs, are designed to burn low sulfur western sub-bituminous coal. OG&E has contracted for approximately 55 percent of its forecasted annual coal usage via multi-year contracts that expire in 2016 and the remainder of its forecasted 2014 usage via one-year contracts that expire in 2014. In 2013, OG&E purchased 7.8 million tons of coal from various Wyoming suppliers. The combination of all coal has a weighted average sulfur content of 0.21 percent. Based upon the average sulfur content and EPA certified emission data, OG&E's coal units have an approximate emission rate of 0.5 lbs. of SO2 per MMBtu. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," emission limits are expected to become more stringent.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.
Natural Gas
OG&E has entered into multiple month term natural gas contracts for 31.5 percent of its 2014 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2014 natural gas requirements will be acquired through additional requests for proposal in early to mid-2014, along with monthly and daily purchases, all of which are expected to be made at market prices.

OG&E utilizes natural gas storage service on Enable's and OneOK Gas Transmission's pipelines. The storage services allow OG&E to maximize the value of its generation assets. At December 31, 2013, OG&E had 2.1 million MMBtu's in natural gas storage valued at $7.6 million.
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

Safety and Health Regulation

OG&E is subject to a number of Federal and state laws and regulations, including OSHA, EPA and comparable state statutes, whose purpose is to protect the safety and health of workers.

In addition, the OSHA hazard communication standard, the EPA Emergency Planning and Community Right-to-Know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials stored, used or produced in OG&E's operations and that this information be provided or made available to employees, state and local government authorities and citizens. OG&E believes that it is in material compliance with all applicable laws and regulations relating to worker safety and health.

ENVIRONMENTAL MATTERS

General

The activities of OG&E are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection relating to air quality, water quality, waste management, wildlife conservation and natural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate environmental issues that may be caused by its operations or that are attributable to former operators, requiring changes in operations and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2014 will be $72.6 million, of which $55.0 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2015 will be $49.6 million, of which $31.3 million is for capital expenditures.  The amounts above include capital expenditures for low NOX burners and activated carbon injection and exclude certain other capital expenditures as discussed in footnote D to the capital expenditures table in "Finance and Construction" below. OG&E's management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2014 through 2018 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2014	2015	2016	2017	2018
Base Transmission	$30	$30	$30	$30	$30
Base Distribution	175	175	175	175	175
Base Generation	140	75	75	75	75
Other	15	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	360	295	295	295	295
Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	55	20	20	20	20
Balanced Portfolio 3E Projects (B)(C)	15	—	—	—	—
SPP Priority Projects (B)(C)	75	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	15	25	30	25	10
Total Transmission Projects	160	45	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners	35	20	15	10	—
Environmental - activated carbon injection	5	10	5	—	—
Total Other Projects	65	40	30	10	—
Total Known and Committed Projects	225	85	80	55	30
Total (D)	$585	$380	$375	$350	$325

(A)	Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Balance Portfolio 3E	96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the Oklahoma /Texas Stateline to a companion transmission line to its Tuco substation	$110	Mid-2014
	Priority Project	99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the western Beaver County line to a companion transmission line to its Hitchland substation	$165	Mid-2014
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On January 2, 2014, the Tenth Circuit confirmed that the stay of the FIP has remained in place and continues until the Tenth Circuit issues the mandate. A Petition for Certiorari was filed by the State of Oklahoma, the Industrial Consumers and OG&E with the United States Supreme Court on January 29, 2014. The mandate from the Tenth Circuit has been stayed until the Supreme Court acts on the petition. If the Supreme Court elects not to hear the case, OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP.

•
Installation of control equipment (other than activated carbon injection) for compliance with MATS by a deadline of April 16, 2016, which includes a one-year extension which was granted by the Oklahoma Department of Environmental Quality. As noted above, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E continues to review whether additional controls such as dry sorbent injection are needed for compliance with MATS. Current capital costs for installing the necessary control equipment for dry sorbent injection are estimated to be approximately $45 million over a three year period, but due to the uncertainty as to whether or not dry sorbent injection is necessary, such costs are not included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above.

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

Pension and Postretirement Benefit Plans

During both 2013 and 2012, OGE Energy made contributions to its Pension Plan of $35 million, of which none in 2013 and $33 million in 2012 was OG&E's portion, to help ensure that the Pension Plan maintains an adequate funded status. During 2014, OGE Energy expects to contribute up to $26 million to its Pension Plan, of which $1 million is expected to be OG&E's portion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of OGE Energy's pension and postretirement benefit plans.

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

Short-Term Debt and Credit Facility

At December 31, 2013 there were $87.2 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances to OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2017.  At December 31, 2013, there were no intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2013.  At December 31, 2013, OG&E had $397.9 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. At December 31, 2013, OG&E had less than $0.1 million in cash and cash equivalents. See Note 10 of Notes to Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contains an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreements to December 13, 2017.

Issuance of Long-Term Debt

On May 8, 2013, OG&E issued $250 million of 3.9% senior notes due May 1, 2043. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, to fund capital expenditures, to pay general corporate expenses and for working capital purposes.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt during 2014, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

EMPLOYEES
OG&E had 1,885 employees at December 31, 2013.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 25, 2014:

Name	Age	Title
Peter B. Delaney	60	Chairman of the Board and Chief Executive Officer
Sean Trauschke	46	President and Chief Financial Officer
William J. Bullard	65	General Counsel
Scott Forbes	56	Controller and Chief Accounting Officer
Patricia D. Horn	55	Vice President - Governance and Corporate Secretary
Gary D. Huneryager	63	Vice President - Internal Audits
Jesse B. Langston	51	Vice President - Retail Energy
Jean C. Leger, Jr.	55	Vice President - Utility Operations
Cristina F. McQuistion	49	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer
Jerry A. Peace	51	Chief Generation Planning and Procurement - OG&E
Paul L. Renfrow	57	Vice President - Public Affairs, HR, HS&E and Regulatory
Charles B. Walworth	39	Treasurer

No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Delaney, Trauschke, Bullard, Forbes, Huneryager, Renfrow, Walworth and Ms. Horn are also officers of OGE Energy. Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners of OGE Energy, currently scheduled for May 15, 2014.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Peter B. Delaney	2012 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2013 - Present:	Director of Enable GP LLC
	2013 - Present:	Chairman of the Board and Chief Executive Officer of OG&E
	2012 - 2013:	Chairman of the Board, President and Chief Executive Officer of OG&E
	2010 - 2011:	Chairman of the Board and Chief Executive Officer of OGE Energy Corp. and OG&E
	2010 - 2013:	Chief Executive Officer of Enogex Holdings
	2009 - 2013:	Chief Executive Officer of Enogex LLC
	2009 - 2010:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp. and OG&E
Sean Trauschke	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - Present:	Director of Enable GP LLC
	2013 - Present:	President and Chief Financial Officer of OG&E
	2013 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
	2013:	Acting Chief Financial Officer of Enable GP LLC
	2009 - 2013:	Vice President and Chief Financial Officer of OGE Energy Corp. and OG&E
	2010 - 2013:	Chief Financial Officer of Enogex Holdings
	2009 - 2013:	Chief Financial Officer of Enogex LLC
	2009:	Senior Vice President - Investor Relations and Financial Planning of Duke Energy (electric utility)
William J. Bullard	2010 - Present:	Assistant General Counsel of OGE Energy Corp.; General Counsel of OG&E
	2009 - 2010:	Assistant General Counsel of OGE Energy Corp. and OG&E
Scott Forbes	2009 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp. and OG&E
	2009:	Interim Chief Financial Officer of OGE Energy Corp. and OG&E
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp. and OG&E
	2012 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp. and OG&E
	2010 - 2013:	Secretary of Enogex Holdings and Corporate Secretary of Enogex LLC
	2010 - 2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp. and OG&E
	2009 - 2010:	Vice President - Legal, Regulatory, Environmental Health & Safety and General Counsel of Enogex LLC
	2009 - 2010:	Assistant General Counsel of OGE Energy Corp.
Gary D. Huneryager	2009 - Present:	Vice President - Internal Audits of OGE Energy Corp. and OG&E
Jesse B. Langston	2009 - Present:	Vice President - Retail Energy of OG&E
Jean C. Leger, Jr.	2009 - Present:	Vice President - Utility Operations of OG&E
Cristina F. McQuistion	2014 - Present:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2011 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
	2009 - 2011:	Vice President - Process and Performance Improvement of OGE Energy Corp. and OG&E
Jerry A. Peace	2014 - Present:	Chief Generation Planning and Procurement Officer of OG&E
	2009 - 2014:	Chief Risk Officer of OGE Energy Corp. and OG&E

Paul L. Renfrow	2014 - Present:	Vice President - Public Affairs, HR, HS&E and Regulatory of OGE Energy Corp.
	2012 - 2014:	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp. and OG&E
	2011 - 2012:	Vice President - Public Affairs and Human Resources of OGE Energy Corp. and OG&E
	2009 - 2011:	Vice President - Public Affairs of OGE Energy Corp. and OG&E
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp. and OG&E
	2012 - 2014:	Assistant Treasurer of OGE Energy Corp. and OG&E
	2010 - 2012:	Senior Manager Finance of OGE Energy Corp.
	2009 - 2010:	Manager Corporate Finance of OGE Energy Corp.

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

We are subject to extensive Federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations", in 2011, the EPA accepted a portion of the Oklahoma SIP for regional haze, which requires the installation of low NOX burners on OG&E's affected units within five years at a cost of approximately $80 million. The EPA rejected Oklahoma's SO2 BART determination with respect to the four affected coal-fired units at the Sooner and Muskogee generating stations and issued a FIP in its place. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. OG&E, the state of Oklahoma and other parties, filed an appeal to challenge this determination, which has delayed the implementation of the regional haze rule in Oklahoma. Although the court initially stayed implementation of EPA’s FIP, it ultimately issued a decision affirming the FIP, and unless the Supreme Court accepts an appeal of the case, the FIP will require installation of Dry Scrubbers or fuel switching with a deadline sometime in 2018 or 2019.

In response to recent regulatory and judicial decisions, emissions of greenhouse gases including, most significantly, carbon dioxide could be restricted in the future as a result of Federal or state legal requirements or litigation relating to greenhouse gas emissions.  If mandatory reductions of carbon dioxide and other greenhouse gases are required in the future, this could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. The EPA has started a process to implement carbon dioxide emission limitations for existing electric generating units, and neither the outcome of the rule making process nor the timing of any required expenditures resulting from the EPA rule making process can be predicted with any certainty at this time.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations due to our handling of natural gas, air emissions related to our operations and historical industry operations and waste disposal practices. These activities are subject to stringent and complex Federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way it can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

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

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP implemented a regional energy imbalance service market on February 1, 2007. OG&E participates in the SPP energy imbalance service market to aid in the optimization of its physical assets to serve OG&E's customers. OG&E has not participated in the SPP energy imbalance service market for any speculative trading activities. The SPP purchases and sales are not allocated to individual customers. OG&E records the hourly sales to the SPP at market rates in Operating Revenues and the hourly purchases from the SPP at market rates in Cost of Sales in its Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation by the FERC or the SPP, including the forthcoming SPP integrated marketplace, which is scheduled to begin operation in March 2014.

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

OGE Energy has a Pension Plan that covers a significant amount of our employees hired before December 1, 2009.  OGE Energy also has defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2013, OGE Energy expects to continue to make future contributions to maintain required funding levels.  It has been OGE Energy's practice in the past to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 35 percent of our current employees will be eligible to retire with full pension benefits.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,785 MWs at December 31, 2013. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

						2013 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability	Unit Run Type
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	Base Load	20.2%		486
	1GT	1971	Combustion-Turbine	Gas	Peaking	0.1%	(B)	16
	2	1973	Steam-Turbine	Gas	Base Load	26.1%		482
	3	1975	Steam-Turbine	Gas/Oil	Base Load	24.1%		489	1,473
Muskogee	4	1977	Steam-Turbine	Coal	Base Load	39.3%		491
	5	1978	Steam-Turbine	Coal	Base Load	51.0%		506
	6	1984	Steam-Turbine	Coal	Base Load	59.3%		500	1,497
Sooner	1	1979	Steam-Turbine	Coal	Base Load	68.7%		520
	2	1980	Steam-Turbine	Coal	Base Load	61.2%		521	1,041
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	Base Load	1.4%		169
	7	1963	Combined Cycle	Gas/Oil	Base Load	17.1%		193
	8	1969	Steam-Turbine	Gas	Base Load	10.1%		394
	9	2000	Combustion-Turbine	Gas	Peaking	1.4%	(B)	46
	10	2000	Combustion-Turbine	Gas	Peaking	1.8%	(B)	45	847
Redbud (C)	1	2003	Combined Cycle	Gas	Base Load	48.6%		149
	2	2003	Combined Cycle	Gas	Base Load	41.9%		147
	3	2003	Combined Cycle	Gas	Base Load	46.7%		147
	4	2003	Combined Cycle	Gas	Base Load	50.3%		149	592
Mustang	1	1950	Steam-Turbine	Gas	Peaking	2.1%	(B)	50
	2	1951	Steam-Turbine	Gas	Peaking	2.2%	(B)	50
	3	1955	Steam-Turbine	Gas	Base Load	5.8%		121
	4	1959	Steam-Turbine	Gas	Base Load	17.3%		242
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	Peaking	0.3%	(B)	34
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	Peaking	0.4%	(B)	36	533
McClain (D)	1	2001	Combined Cycle	Gas	Base Load	75.7%		353	353
Total Generating Capability (all stations, excluding wind stations) (E)									6,336

						2013 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	44.3%		2.32	227.5
Centennial		2007	Laverne, OK	80	Wind	36.9%		1.5	120.0
OU Spirit		2009	Woodward, OK	44	Wind	40.6%		2.3	101.2
Total Generating Capability (wind stations)									448.7

(A)	2013 Capacity Factor = 2013 Net Actual Generation / (2013 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)).

(B)	Peaking units are used when additional short-term capacity is required.

(C)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(D)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

At December 31, 2013, OG&E's transmission system included: (i) 51 substations with a total capacity of 12.0 million kilovolt-amps and 4,589 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.4 million kilovolt-amps and 278 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 353 substations with a total capacity of 9.5 million kilovolt-amps, 29,144 structure miles of overhead lines, 2,239 miles of underground conduit and 10,617 miles of underground conductors in Oklahoma and (ii) 33 substations with a total capacity of 1.0 million kilovolt-amps, 2,775 structure miles of overhead lines, 232 miles of underground conduit and 696 miles of underground conductors in Arkansas.

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

During the three years ended December 31, 2013, OG&E's gross property, plant and equipment (excluding construction work in progress) additions were $2.2 billion and gross retirements were $246.7 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy), long-term borrowings and permanent financings. The additions during this three-year period amounted to 24.8 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2013.

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
In 2013 and 2012, OG&E declared dividends to OGE Energy of $170.0 million and $75.0 million, respectively. In 2011, OG&E declared no dividends to OGE Energy.

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31	2013	2012	2011	2010	2009
SELECTED FINANCIAL DATA
(In millions)

Results of Operations Data:
Operating revenues	$2,262.2	$2,141.2	$2,211.5	$2,109.9	$1,751.2
Cost of sales	965.9	879.1	1,013.5	1,000.2	796.3
Operating expenses	771.0	772.7	725.7	696.0	600.8
Operating income	525.3	489.4	472.3	413.7	354.1
Allowance for equity funds used during construction	6.6	6.2	20.4	11.4	15.1
Other income	8.1	8.2	8.5	6.6	21.5
Other expense	4.6	4.3	8.4	1.6	6.7
Interest expense	129.3	124.6	111.6	103.4	93.6
Income tax expense	113.5	94.6	117.9	111.0	90.0
Net income	$292.6	$280.3	$263.3	$215.7	$200.4
Balance Sheet Data (at period end):
Property, plant and equipment, net	$6,634.6	$6,044.1	$5,550.9	$4,877.3	$4,467.6
Total assets	$7,694.9	$7,222.4	$6,620.9	$5,898.1	$5,478.1
Long-term debt	$2,300.2	$2,050.3	$2,039.2	$1,790.4	$1,541.8
Total stockholder's equity	$2,829.3	$2,703.1	$2,494.0	$2,178.1	$2,024.3
Capitalization Ratios (A)
Stockholder's equity	55.2%	56.9%	55.0%	54.9%	56.8%
Long-term debt	44.8%	43.1%	45.0%	45.1%	43.2%
Ratio of Earnings to Fixed Charges (B)
Ratio of earnings to fixed charges	3.96	3.87	4.01	3.90	3.71

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

Summary of Operating Results

2013 compared to 2012. OG&E reported net income of $292.6 million and $280.3 million, respectively, in 2013 and 2012, an increase of $12.3 million, or 4.4 percent, driven by higher gross margin primarily related to increased wholesale transmission revenue and lower other operation and maintenance expense, partially offset by higher interest expense related to the issuance of debt in May 2013

2012 compared to 2011. OG&E reported net income of $280.3 million and $263.3 million, respectively, in 2012 and 2011, an increase of $17.0 million, or 6.5 percent, primarily due to a higher gross margin primarily due to increased recovery of investments and increased transmission revenue partially offset by milder weather in OG&E's service territory. The increase in gross margin was partially offset by higher depreciation and amortization expense related to additional assets being placed in service and lower allowance for equity funds used during construction related to higher levels of construction costs for the Crossroads wind farm in 2011.

2014 Outlook

OG&E projects to earn approximately $292 million to $303 million, in 2014 and is based on the following assumptions:

•	Normal weather patterns are experienced for the remainder of the year;

•	Gross margin on revenues of approximately $1.355 billion to $1.345 billion based on sales growth of approximately 1.2 percent on a weather-adjusted basis;

•	Approximately $115 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	Operating expenses of approximately $805 million to $815 million, with operation and maintenance expenses comprising 56 percent of the total;

•
Interest expense of approximately $141 million which assumes a $4 million allowance for borrowed funds used during construction reduction to interest expense and $250 million of long-term debt issued in the first half of 2014;

•	Other income of approximately $14 million including approximately $11 million of AEFUDC; and

•	An effective tax rate of approximately 28 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the years ended December 31, 2013, 2012 and 2011 and OG&E's financial position at December 31, 2013 and 2012.  The following information should be read in conjunction with the Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year ended December 31 (In millions)	2013	2012	2011
Operating income	$525.3	$489.4	$472.3
Net income	$292.6	$280.3	$263.3

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Statements of Income as those measures indicate the ongoing profitability of OG&E excluding the cost of capital and income taxes.

Year ended December 31 (Dollars in millions)	2013	2012	2011
Operating revenues	$2,262.2	$2,141.2	$2,211.5
Cost of sales	965.9	879.1	1,013.5
Other operation and maintenance	438.8	446.3	436.0
Depreciation and amortization	248.4	248.7	216.1
Taxes other than income	83.8	77.7	73.6
Operating income	525.3	489.4	472.3
Allowance for equity funds used during construction	6.6	6.2	20.4
Other income	8.1	8.2	8.5
Other expense	4.6	4.3	8.4
Interest expense	129.3	124.6	111.6
Income tax expense	113.5	94.6	117.9
Net income	$292.6	$280.3	$263.3
Operating revenues by classification
Residential	$901.4	$878.0	$943.5
Commercial	554.2	523.5	531.3
Industrial	220.6	206.8	216.0
Oilfield	176.4	163.4	165.1
Public authorities and street light	214.3	202.4	207.4
Sales for resale	59.4	54.9	65.3
System sales revenues	2,126.3	2,029.0	2,128.6
Off-system sales revenues	14.7	36.5	36.2
Other	121.2	75.7	46.7
Total operating revenues	$2,262.2	$2,141.2	$2,211.5
Reconciliation of gross margin to revenue:
Operating revenues	2,262.2	2,141.2	2,211.5
Cost of sales	965.9	879.1	1,013.5
Gross Margin	1,296.3	1,262.1	1,198.0
MWH sales by classification (In millions)
Residential	9.4	9.1	9.9
Commercial	7.1	7.0	6.9
Industrial	3.9	4.0	3.9
Oilfield	3.4	3.3	3.2
Public authorities and street light	3.2	3.3	3.2
Sales for resale	1.2	1.3	1.4
System sales	28.2	28.0	28.5
Off-system sales	0.4	1.4	1.0
Total sales	28.6	29.4	29.5
Number of customers	806,940	798,110	789,146
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	3.905	2.930	4.328
Coal	2.273	2.310	2.064
Total fuel	2.784	2.437	2.897
Total fuel and purchased power	3.178	2.806	3.215
Degree days (A)
Heating - Actual	3,673	2,667	3,359
Heating - Normal	3,349	3,349	3,631
Cooling - Actual	2,106	2,561	2,776
Cooling - Normal	2,092	2,092	1,911

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

2013 compared to 2012. OG&E's operating income increased $35.9 million, or 7.3 percent, in 2013 as compared to 2012 primarily due to a higher gross margin, lower other operation and maintenance expense and lower depreciation and amortization expense partially offset by higher taxes other than income.
Gross Margin
Gross Margin is defined by OG&E as operating revenues less fuel, purchased power and transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel, purchased power and transmission expenses are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies.

Operating revenues were $2,262.2 million in 2013 as compared to $2,141.2 million in 2012, an increase of $121.0 million, or 5.7 percent. Cost of sales were $965.9 million in 2013 as compared to $879.1 million in 2012, an increase of $86.8 million, or 9.9 percent. Gross margin was $1,296.3 million in 2013 as compared to $1,262.1 million in 2012, an increase of $34.2 million, or 2.7 percent The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$44.9
New customer growth	10.9
Non-residential demand and related revenues	0.1
Other	1.8
Price variance (B)	(17.1)
Quantity variance (primarily weather)	(6.4)
Change in gross margin	$34.2

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $672.7 million in 2013 as compared to $642.4 million in 2012, an increase of $30.3 million, or 4.7 percent, primarily due to higher natural gas prices. OG&E's electric generating capability is fairly evenly divided between coal and natural gas and provides for flexibility to use either fuel to the best economic advantage for OG&E and its customers. In 2013, OG&E's fuel mix was 53 percent coal, 40 percent natural gas and seven percent wind. In 2012, OG&E's fuel mix was 52 percent coal, 42 percent natural gas and six percent wind. Purchased power costs were $267.6 million in 2013 as compared to $223.0 million in 2012, an increase of $44.6 million, or 20.0 percent, primarily due to an increase in purchases in the energy imbalance service market and short-term power agreements. Transmission related charges were $25.6 million in 2013 as compared to $13.7 million in 2012, an increase of $11.9 million, or 86.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expenses were $438.8 million in 2013 as compared to $446.3 million in 2012, a decrease of $7.5 million, or 1.7 percent. The below factors contributed to the change in other operations and maintenance expense:

$ Change
(In millions)
Employee benefits (A)	$(12.3)
Total salaries and wages (B)	(6.5)
Temporary labor	(2.3)
Contract professional services (primarily smart grid) (C)	(1.7)
Other	0.6
Other marketing and sales expense (primarily lower demand-side management initiatives) (C)	1.2
Administrative and assessment fees (primarily SPP Administration Fees)	2.2
Software expense (primarily smart grid) (C)	2.7
Capitalized labor	8.6
Change in other operation and maintenance expense	$(7.5)

(A)
Decreased primarily due to lower recoverable amounts of pension expense and postretirement medical expense allowed in the August 2012 rate case, a decrease in medical expense, and a decrease in worker's compensation accruals.

(B)
Decreased primarily due to lower salaries and wages as a result of lower headcount in 2013 and a decrease in incentive pay, partially offset by annual salary increases and an increase in overtime wages related to 2013 storms.

(C)	Includes costs that are being recovered through a rider.

Depreciation and amortization expense was $248.4 million in 2013 as compared to $248.7 million in 2012, a decrease of $0.3 million, primarily due to the amortization of the deferred pension credits regulatory liability and a decrease in the amortization of the storm regulatory asset (see Note 1). These decreases in depreciation and amortization expense were partially offset by:

•	increases in depreciation rates from the August 2012 rate case; and

•
additional assets being placed in service throughout 2013 and 2012, including the Sooner-Rose Hill and Sunnyside-Hugo transmission projects, which were fully in service in April 2012, the smart grid project which was completed in late 2012 and the Cleveland to Sooner transmission project which was fully in service in February 2013.

Taxes other than income was $83.8 million in 2013 as compared to $77.7 million in 2012, an increase of $6.1 million, or 7.9 percent, primarily due to higher ad valorem taxes.

Additional Information
Interest Expense. Interest expense was $129.3 million in 2013 as compared to $124.6 million in 2012, an increase of $4.7 million, or 3.8 percent, primarily due to a $6.4 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013, partially offset by a $2.0 million decrease in interest related to tax matters.
Income Tax Expense. Income tax expense was $113.5 million in 2013 as compared to $94.6 million in 2012, an increase of $18.9 million, or 20.0 percent. primarily due to higher pre-tax income and a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized.

2012 compared to 2011.  OG&E's operating income increased $17.1 million, or 3.6 percent, in 2012 as compared to 2011 primarily due to a higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.

Gross Margin

Operating revenues were $2,141.2 million in 2012 as compared to $2,211.5 million in 2011, a decrease of $70.3 million, or 3.2 percent. Fuel and purchased power was $879.1 million in 2012 as compared to $1,013.5 million in 2011, a decrease of $134.4 million, or 13.3 percent. Gross margin was $1,262.1 million in 2012 as compared to $1,198.0 million in 2011, an increase of $64.1 million, or 5.4 percent. The below factors contributed to the change in gross margin:

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

Off-Balance Sheet Arrangement

Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,389 coal rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E has a unilateral right to terminate this lease upon a 6-month notice effective April 2015 and April 2016.

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

The balance of Accounts Receivable, Net and Accrued Unbilled Revenues was $238.1 million and $218.9 million at December 31, 2013 and 2012, respectively, an increase of $19.2 million, or 8.8 percent, primarily due to higher transmission revenue, an increase in billings for reimbursable construction costs and an increase in billings to partners of jointly-owned power plants.

The balance of Accounts Payable was $239.0 million and $187.4 million at December 31, 2013 and 2012, respectively, an increase of $51.6 million, or 27.5 percent, primarily due to the timing of vendor payments and an increase in accruals.

Cash Flows

				2013 vs. 2012		2012 vs. 2011
Year ended December 31 (In millions)	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$545.1	$737.4	$549.3	$(192.3)	(26.1)%	$188.1	34.2%
Net cash used in investing activities	(796.8)	(676.3)	(794.3)	(120.5)	(17.8)%	118.0	(14.9)%
Net cash provided from (used in) financing activities	251.7	(61.1)	245.0	312.8	*	(306.1)	*
* Percentage is greater than 100 percent.

Operating Activities

The decrease of $192.3 million, or 26.1 percent, in net cash provided from operating activities in 2013 as compared to 2012 was primarily due to fuel refunds in 2013 as compared to higher fuel recoveries in 2012.

The increase of $188.1 million, or 34.2 percent, in net cash provided from operating activities in 2012 as compared to 2011 was primarily due to:

•	higher fuel recoveries in 2012 as compared to 2011; and

•	an increase in cash received in 2012 from transmission revenue and the recovery of investments including the Crossroads wind farm and smart grid partially offset by milder weather in 2012.

Investing Activities

The increase of $120.5 million, or 17.8 percent, in net cash used in investing activities in 2013 as compared to 2012 was primarily due to increased capital expenditures in 2013 related to various transmission projects.

The decrease of $118.0 million, or 14.9 percent, in net cash used in investing activities in 2012 as compared to 2011 primarily related to lower levels of capital expenditures in 2012 related to the Crossroads wind farm.

Financing Activities

The increase of $312.8 million in net cash provided from financing activities in 2013 as compared to 2012 was primarily due to:

•	proceeds received from the issuance of long-term debt in May 2013; and

•	an increase in net advances with OGE Energy 2013.

These increases in net cash provided from financing activities were partially offset by dividends payments in 2013.

The decrease of $306.1 million in net cash provided from financing activities in 2012 as compared to 2011 was primarily due to:

•	proceeds received from the issuance of long-term debt during 2011; and

•	dividend payments in 2012; and

•	a capital contribution from OGE Energy during 2011.

These decrease in net cash provided from financing activities were partially offset by an increase in net advances with OGE Energy during 2012.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2014 through 2018 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2014	2015	2016	2017	2018
Base Transmission	$30	$30	$30	$30	$30
Base Distribution	175	175	175	175	175
Base Generation	140	75	75	75	75
Other	15	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	360	295	295	295	295
Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	55	20	20	20	20
Balanced Portfolio 3E Projects (B)(C)	15	—	—	—	—
SPP Priority Projects (B)(C)	75	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	15	25	30	25	10
Total Transmission Projects	160	45	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners	35	20	15	10	—
Environmental - activated carbon injection	5	10	5	—	—
Total Other Projects	65	40	30	10	—
Total Known and Committed Projects	225	85	80	55	30
Total (D)	$585	$380	$375	$350	$325

(A)	Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Balance Portfolio 3E	96 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the Oklahoma /Texas Stateline to a companion transmission line to its Tuco substation	$110	Mid-2014
	Priority Project	99 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to the western Beaver County line to a companion transmission line to its Hitchland substation	$165	Mid-2014
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)	The capital expenditures above exclude any environmental expenditures associated with:

•
Pollution control equipment related to controlling SO2 emissions under the regional haze requirements due to the uncertainty regarding the approach and timing for such pollution control equipment. The SO2 emissions standards in the EPA's FIP could require the installation of Dry Scrubbers or fuel switching. OG&E estimates that installing such Dry Scrubbers could cost more than $1.0 billion. The FIP is being challenged by OG&E and the state of Oklahoma. On June 22, 2012, OG&E was granted a stay of the FIP by the U.S. Court of Appeals for the Tenth Circuit. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On January 2, 2014, the Tenth Circuit confirmed that the stay of the FIP has remained in place and continues until the Tenth Circuit issues the mandate. A Petition for Certiorari was filed by the State of Oklahoma, the Industrial

Consumers and OG&E with the United States Supreme Court on January 29, 2014. The mandate from the Tenth Circuit has been stayed until the Supreme Court acts on the petition. If the Supreme Court elects not to hear the case, OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP.

•
Installation of control equipment (other than activated carbon injection) for compliance with MATS by a deadline of April 16, 2016, which includes a one-year extension which was granted by the Oklahoma Department of Environmental Quality. As noted above, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E continues to review whether additional controls such as dry sorbent injection are needed for compliance with MATS. Current capital costs for installing the necessary control equipment for dry sorbent injection are estimated to be approximately $45 million over a three year period, but due to the uncertainty as to whether or not dry sorbent injection is necessary, such costs are not included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above.

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

Contractual Obligations

The following table summarizes OG&E's contractual obligations at December 31, 2013.  See OG&E's Statements of Capitalization and Note 12 of Notes to Financial Statements for additional information.

(In millions)	2014	2015-2016	2017-2018	After 2018	Total
Maturities of long-term debt (A)	$0.2	$110.4	$375.2	$1,819.9	$2,305.7
Operating lease obligations
Railcars	3.8	30.4	—	—	34.2
Wind farm land leases	2.1	4.2	4.8	48.8	59.9
Total operating lease obligations	5.9	34.6	4.8	48.8	94.1
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	85.1	164.6	156.6	235.2	641.5
Expected cogeneration energy payments	61.1	136.6	168.9	352.5	719.1
Minimum fuel purchase commitments	451.8	820.3	385.1	—	1,657.2
Expected wind purchase commitments	58.0	118.7	120.3	368.9	665.9
Long-term service agreement commitments	70.5	5.3	21.7	187.9	285.4
Total other purchase obligations and commitments	726.5	1,245.5	852.6	1,144.5	3,969.1
Total contractual obligations	732.6	1,390.5	1,232.6	3,013.2	6,368.9
Amounts recoverable through fuel adjustment clause (B)	(574.7)	(1,106.0)	(674.3)	(721.4)	(3,076.4)
Total contractual obligations, net	$157.9	$284.5	$558.3	$2,291.8	$3,292.5

(A)
Maturities of OG&E's long-term debt during the next five years consist of $0.2 million, $0.2 million, $110.2 million, $125.1 million and $250.1 million in years 2014, 2015, 2016, 2017 and 2018, respectively.

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

The actual cost of fuel used in electric generation (which includes the operating lease obligations for OG&E's railcar leases shown above) and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses.  Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of OG&E noted above may increase capital requirements, such costs are recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations.  The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC.

Pension and Postretirement Benefit Plans

At December 31, 2013, 40.6 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in U.S Government securities, bonds, debentures and notes, a commingled fund and a common collective trust as presented in Note 11 of Notes to Financial Statements.  In 2013, asset returns on the Pension Plan were 12.5 percent due to the gains in fixed income and equity investments.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, increased.  During both 2013 and 2012, OGE Energy made contributions to its Pension Plan of $35 million of which none in 2013 and $33 million in 2012 was OG&E's portion, to help ensure that the Pension Plan maintains an adequate funded status. The level of funding is dependent on returns on plan assets and future discount rates. During 2014, OGE Energy expects to contribute up to $26 million to its Pension Plan, of which $1 million is expected to be OG&E's portion. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2013 and 2012. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheet as discussed in Note 1 of Notes to Financial Statements. The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2013	2012	2013	2012	2013	2012
Benefit obligations	$(503.6)	$(574.6)	$(2.1)	$(2.2)	$(202.4)	$(236.4)
Fair value of plan assets	516.5	519.0	—	—	56.7	55.5
Funded status at end of year	$12.9	$(55.6)	$(2.1)	$(2.2)	$(145.7)	$(180.9)

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2013, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement. As a result, and based in part on OG&E's historical experience regarding eligible employees who elect to retire in the last quarter of a particular year, OG&E recorded pension settlement charges of $17.6 million in the fourth quarter of 2013, of which $17.0 million related to OG&E’s Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Security Ratings

	Moody’s Investors Services	Standard & Poor's Ratings Services	Fitch Ratings
Senior Notes	A1	A-	A+

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

On May 2, 2013, Standard & Poor's Ratings Services upgraded the long-term senior unsecured rating of OG&E to A-.

On November 8, 2013, Moody's Investors Services placed the credit ratings of OG&E on review for possible upgrade. On January 31, 2014, Moody's upgraded the long-term senior unsecured rating of OG&E to A1 primarily due to their more favorable view of the relative credit supportiveness of the U.S. regulatory environment.

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

2013 Capital Requirements, Sources of Financing and Financing Activities
Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $797.7 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $89.2 million resulting in total net capital requirements and contractual obligations of $886.9 million in 2013, of which $42.0 million was to comply with environmental regulations. This compares to net capital requirements of $677.0 million and net contractual obligations of $91.3 million totaling $768.3 million in 2012, of which $12.4 million was to comply with environmental regulations.
In 2013, OG&E's sources of capital were cash generated from operations and proceeds from the issuance of short-term debt. Changes in working capital reflect the seasonal nature of OG&E's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

Issuance of Long-Term Debt

On May 8, 2013, OG&E issued $250 million of 3.9% senior notes due May 1, 2043. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, to fund capital expenditures, to pay general corporate expenses and for working capital purposes.
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

Short-Term Debt and Credit Facility

At December 31, 2013 , there were $87.2 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances from OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2017.  At December 31, 2013, there were no intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2013.  At December 31, 2013, OG&E had $397.9 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. At December 31, 2013, OG&E had less than $0.1 million in cash and cash equivalents. See Note 10 of Notes to Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contains an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreements to December 13, 2017.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt during 2014, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

Critical Accounting Policies and Estimates

The Financial Statements and Notes to Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, assets and depreciable lives of property, plant and equipment, the existence of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with OGE Energy's Audit Committee. OG&E discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 of Notes to Financial Statements.

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

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $6.5 million
Discount rate	+/- 0.25 percent	+/- $18.3 million
Contributions	+/- $10 million	+/- $10 million

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

Asset Retirement Obligations

OG&E has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from 20 to 74 years.  The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

Unbilled Revenues

OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month.  Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Operating Revenues on the Statements of Income based on estimates of usage and prices during the period. At December 31, 2013, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.3 million.  At December 31, 2013 and 2012, Accrued Unbilled Revenues were $58.7 million and $57.4 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2013, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.2 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in Other Operation and Maintenance Expense on the Statements of Income.   The allowance for uncollectible accounts receivable was $1.9 million and $2.6 million at December 31, 2013 and 2012, respectively.

Accounting Pronouncements
See Note 2 of Notes to Financial Statements for discussion of a current accounting pronouncements that is applicable to OG&E.
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

Environmental Laws and Regulations

The activities of OG&E are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection relating to air quality, water quality, waste management, wildlife conservation and natural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate environmental issues that may be caused by its operations or that are attributable to former operators, requiring changes in operations and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

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

OG&E expects that environmental capital expenditures necessary to comply with the environmental laws and regulations discussed below will qualify as part of a regulatory plan to handle state and Federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E's retail customers under House Bill 1910, which was enacted into law in May 2005.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2014 will be $72.6 million, of which $55.0 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2015 will be $49.6 million, of which $31.3 million is for capital expenditures. The amounts above include capital expenditures for low NOX burners and activated carbon injection and exclude certain other capital expenditures as discussed in footnote D to the capital expenditures table in "Future Capital Requirements and Financing Activities" above.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfire air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits. OG&E preliminarily estimates that the total capital cost of installing and operating these NOX controls on all covered units, based on recent industry experience and past projects, will be approximately $80 million.  With respect to SO2 emissions, the SIP included an agreement between the Oklahoma Department of Environmental Quality and OG&E that established BART for SO2 control at the four affected coal-fired units located at OG&E's Sooner and Muskogee generating stations as the continued use of low sulfur coal (along with associated emission rates and limits). The SIP specifically rejected the installation and operation of Dry Scrubbers as BART for SO2 control from these units because the state determined that Dry Scrubbers were not cost effective on these units.

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in their place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per MMBtu within five years. OG&E could meet the proposed standard by either installing and operating Dry Scrubbers or fuel switching at the four affected units. OG&E estimates that installing Dry Scrubbers on these units would include capital costs to OG&E of more than $1.0 billion.  OG&E and the state of Oklahoma filed an administrative stay request with the EPA on February 24, 2012. The EPA has not yet responded to this request. OG&E and other parties also filed a petition for review of the FIP in the U.S. Court of Appeals for the Tenth Circuit on February 24, 2012 and a stay request on April 4, 2012. On June 22, 2012, the U.S. Court of Appeals for the Tenth Circuit granted the stay request. On July 19, 2013, the U.S. Court of Appeals for the Tenth Circuit by a 2 to 1 vote denied the petition for review and affirmed the EPA's issuance of the FIP. On January 2, 2014, the Tenth Circuit confirmed that the stay of the FIP has remained in place and continues until the Tenth Circuit issues the mandate. A Petition for Certiorari was filed by the State of Oklahoma, the Industrial Consumers and OG&E with the United States Supreme Court on January 29, 2014. The mandate from the Tenth Circuit has been stayed until the Supreme Court acts on the petition. If the Supreme Court elects not to hear the case, OG&E will have approximately 55 months from the effective date of the lifting of the stay to achieve compliance with the FIP.

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

Hazardous Air Pollutants Emission Standards

On April 16, 2012, regulations governing emissions of certain hazardous air pollutants from electric generating units were published as the final MATS rule. This rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers. In addition, the regulations include work practice standards for dioxins and furans. Compliance with the MATS rule is required within three years after the effective date of the rule with the possibility of a one-year extension. OG&E requested and was granted a one-year extension by the Oklahoma Department of Environmental Quality resulting in a compliance date of April 16, 2016 for OG&E. To comply with this rule, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E continues to review whether additional controls such as dry sorbent injection are needed for compliance with MATS. Current capital costs for installing the necessary control equipment for dry sorbent injection are estimated to be approximately $45 million over a three year period, but due to the uncertainty as to whether or not dry sorbent injection is necessary, such costs are not included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E is evaluating the results of field testing to finalize its plans and cost estimates. The final MATS rule has been appealed by several parties. OG&E is not a party to the appeals and cannot predict the outcome of any such appeals.

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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding and has asserted claims for declaratory relief that are similar to those requested by the United States. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail in these proceedings and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2013, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

Acid Rain Program
The Federal Clean Air Act includes an Acid Rain Program. The goal of the Acid Rain Program is to achieve environmental and public health benefits through reductions in SO2 and NOX emissions, which are the primary causes of acid rain. To achieve this goal, the program employs both traditional and market-based approaches for reducing emissions.
The Acid Rain Program introduces an allowance trading system that uses the free market to reduce emissions. Under this system, affected utility units are allocated allowances based on their historic fuel consumption and a specific emissions rate. Each allowance permits a unit to emit one ton of SO2 during or after a specified year. For each ton of SO2 emitted in a given year, one allowance is retired, that is, it can no longer be used. Allowances may be bought, sold or banked.

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

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including carbon dioxide, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the Earth's atmosphere.  There are various international agreements that restrict greenhouse gas emissions, but none of them have a binding effect on sources located in the United States. The U.S. Congress has not passed legislation to reduce emissions of greenhouse gases and the future prospects for any such legislation are uncertain, but the EPA believes it has existing authority under the Clean Air Act to regulate greenhouse gas emissions from stationary sources. Several states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Oklahoma and Arkansas are not among them. If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of carbon dioxide and other greenhouse gases on OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E’s future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

Following from the Supreme Court's interpretation of the Clean Air Act's applicability to greenhouse gases in Massachusetts v. EPA, the EPA has proposed regulations for new power plants.  In 2010, the EPA also issued a final rule that makes certain existing sources subject to permitting requirements for greenhouse gas emissions. This rule requires sources that emit greater than 100,000 tons per year of greenhouse gases to obtain a permit for those emissions, even if they are not otherwise required to obtain a new or modified permit. Such sources that undergo construction or modification may have to install best available control technology to control greenhouse gas emissions. Although these rules currently do not have a material impact on OG&E's existing facilities, they ultimately could result in significant changes to OG&E's operations, significant capital expenditures by OG&E and a significant increase in OG&E's cost of conducting business. In October 2013, the U.S. Supreme Court granted certiorari to review EPA's greenhouse gas regulations, including the Tailoring Rule which limits the sources subject to greenhouse gas permitting requirements to the largest fossil-fueled power plants. It is conceivable that the Court could invalidate EPA's prevention of significant deterioration and Title V Tailoring Rule, but still leave power plants subject to anticipated new and existing source performance standards for greenhouse gas emissions described below.

In January 2014, the EPA issued new proposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to publish the proposed standards for existing units by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA by June 30, 2016.

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

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E’s operations and development projects, particularly transmission or wind projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. A final decision regarding listing is anticipated to be completed by March 30, 2014. Although the lesser prairie chicken and its habitat are located in potential development areas of OG&E, the impact of a final decision to list this species as threatened cannot be determined at this time.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

For OG&E, these laws impose strict requirements on waste generators regarding their treatment, storage and disposal of waste.  OG&E routinely generates small quantities of hazardous waste throughout its system. These wastes are treated, stored and disposed at facilities that are permitted to manage them.

In June 2010, the EPA proposed new rules under Federal Resource Conservation and Recovery Act of 1976 that could make the management of coal ash more costly. The extent to which the EPA intends to regulate coal ash is uncertain. The EPA continues to consider numerous comments received on the proposal. On January 29, 2014, the EPA entered into a consent decree directing them, by December 19, 2014, to sign for publication in the Federal Register a notice taking final action on the EPA's proposed Subtitle D option for coal ash which set performance standards for waste management, to be administered by the states.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2013, OG&E obtained refunds of $3.5 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

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
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). Recently, the EPA announced that it will issue a final rule by April 17, 2014. In the interim, the state of Oklahoma requires OG&E to implement best management practices related to the operation and maintenance of its existing cooling water intake structures as a condition of renewing its discharge permits. Once the EPA promulgates the final rules, OG&E may incur additional capital and/or operating costs to comply with them. The costs of complying with the final water intake standards are not currently determinable, but could be significant.

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

Risk Oversight Committee

Management monitors market risks using a risk committee structure.   OG&E's Risk Oversight Committee, which consists primarily of corporate officers, is responsible for the overall development, implementation and enforcement of strategies and policies for all market risk management activities of OG&E.  This committee's emphasis is a holistic perspective of risk measurement and policies targeting OG&E's overall financial performance.  On a quarterly basis, the Risk Oversight Committee reports to the Audit Committee of OGE Energy's Board of Directors on OGE Energy's risk profile affecting anticipated financial results, including any significant risk issues.

OG&E also has a Corporate Risk Management Department. This group, in conjunction with the aforementioned committees, is responsible for establishing and enforcing OG&E's risk policies.

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

Interest Rate Risk

OG&E's exposure to changes in interest rates primarily relates to short-term variable-rate debt and commercial paper.  OG&E manages its interest rate exposure by monitoring and limiting the effects of market changes in interest rates.  OG&E may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.  Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities or by calculating the net present value of the monthly payments discounted by OG&E's .current borrowing rate. The following table shows OG&E's long-term debt maturities and the weighted-average interest rates by maturity date.

Year ended December 31 (Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total	12/31/13 Fair Value
Fixed-rate debt (A)
Principal amount	$0.2	$0.2	$110.2	$125.1	$250.1	$1,684.5	$2,170.3	$2,414.1
Weighted-average interest rate	2.95%	2.95%	5.15%	6.50%	6.35%	6.03%	6.05%
Variable-rate debt (B)
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—	—	—	—	—	0.13%	0.13%

(A)
Prior to or when these debt obligations mature, OG&E may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8.  Financial Statements and Supplementary Data.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME

Year ended December 31 (In millions)	2013	2012	2011
OPERATING REVENUES	$2,262.2	$2,141.2	$2,211.5
COST OF SALES	965.9	879.1	1,013.5
OPERATING EXPENSES
Other operation and maintenance	438.8	446.3	436.0
Depreciation and amortization	248.4	248.7	216.1
Taxes other than income	83.8	77.7	73.6
Total operating expenses	771.0	772.7	725.7
OPERATING INCOME	525.3	489.4	472.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.6	6.2	20.4
Other income	8.1	8.2	8.5
Other expense	(4.6)	(4.3)	(8.4)
Net other income (expense)	10.1	10.1	20.5
INTEREST EXPENSE
Interest on long-term debt	130.6	124.2	118.7
Allowance for borrowed funds used during construction	(3.4)	(3.5)	(10.4)
Interest on short-term debt and other interest charges	2.1	3.9	3.3
Interest expense	129.3	124.6	111.6
INCOME BEFORE TAXES	406.1	374.9	381.2
INCOME TAX EXPENSE	113.5	94.6	117.9
NET INCOME	$292.6	$280.3	$263.3

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (In millions)	2013	2012	2011
Net income	$292.6	$280.3	$263.3
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging (gains) losses reclassified in net income, net of tax of $0.8, $0.7 and ($0.1), respectively	1.3	1.2	(0.4)
Comprehensive income (loss)	$293.9	$281.5	$262.9

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292.6	$280.3	$263.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	248.4	248.7	216.1
Deferred income taxes and investment tax credits, net	116.1	103.3	95.0
Allowance for equity funds used during construction	(6.6)	(6.2)	(20.4)
Stock-based compensation expense	2.3	2.6	3.0
Regulatory assets	26.8	20.3	14.0
Regulatory liabilities	(32.5)	(14.8)	(1.9)
Other assets	10.0	(4.5)	2.0
Other liabilities	(6.2)	(28.7)	(62.9)
Change in certain current assets and liabilities
Accounts receivable, net	(17.9)	20.9	(40.1)
Accrued unbilled revenues	(1.3)	1.9	(2.5)
Fuel, materials and supplies inventories	(2.3)	6.5	54.0
Fuel clause under recoveries	(26.2)	1.8	(0.8)
Other current assets	2.7	(6.6)	(7.5)
Accounts payable	49.4	9.7	13.4
Accounts payable - affiliates	1.1	(0.6)	(3.1)
Income taxes payable - parent	2.9	(7.1)	23.0
Fuel clause over recoveries	(108.8)	101.5	(22.2)
Other current liabilities	(5.4)	8.4	26.9
Net Cash Provided from Operating Activities	545.1	737.4	549.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(797.6)	(704.4)	(844.5)
Reimbursement of capital expenditures	—	27.5	49.6
Proceeds from sale of assets	0.8	0.6	0.6
Net Cash Used in Investing Activities	(796.8)	(676.3)	(794.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	247.4	—	246.3
Changes in advances with parent	124.4	14.0	(51.3)
Capital contribution from OGE Energy	—	—	50.0
Payment of long-term debt	(0.1)	(0.1)	—
Dividends paid on common stock	(120.0)	(75.0)	—
Net Cash Provided from (Used in) Financing Activities	251.7	(61.1)	245.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2013	2012
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.9 and $2.6, respectively	$179.4	$161.5
Accrued unbilled revenues	58.7	57.4
Advances to parent	—	90.3
Fuel inventories	74.4	76.8
Materials and supplies, at average cost	79.4	74.7
Deferred income taxes	189.2	138.7
Fuel clause under recoveries	26.2	—
Other	31.9	34.6
Total current assets	639.2	634.0
OTHER PROPERTY AND INVESTMENTS	2.6	2.7
PROPERTY, PLANT AND EQUIPMENT
In service	9,036.4	8,498.3
Construction work in progress	462.8	251.4
Total property, plant and equipment	9,499.2	8,749.7
Less accumulated depreciation	2,864.6	2,705.6
Net property, plant and equipment	6,634.6	6,044.1
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	379.1	510.6
Other	39.4	31.0
Total deferred charges and other assets	418.5	541.6
TOTAL ASSETS	$7,694.9	$7,222.4

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2013	2012
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.8	$0.7
Accounts payable - other	237.2	186.7
Advances from parent	87.2	—
Customer deposits	70.9	68.5
Accrued taxes	38.0	35.0
Accrued interest	42.8	43.2
Accrued compensation	30.0	33.2
Fuel clause over recoveries	0.4	109.2
Other	46.8	56.0
Total current liabilities	555.1	532.5
LONG-TERM DEBT	2,300.2	2,050.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	149.0	240.9
Deferred income taxes	1,545.2	1,377.8
Deferred investment tax credits	1.9	3.9
Regulatory liabilities	234.2	245.1
Other	80.0	68.8
Total deferred credits and other liabilities	2,010.3	1,936.5
Total liabilities	4,865.6	4,519.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,016.3	1,014.0
Retained earnings	1,813.0	1,690.4
Accumulated other comprehensive loss, net of tax	—	(1.3)
Total stockholder's equity	2,829.3	2,703.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$7,694.9	$7,222.4

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2013	2012
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		915.4	913.1
Retained earnings		1,813.0	1,690.4
Accumulated other comprehensive loss, net of tax		—	(1.3)
Total stockholder's equity		2,829.3	2,703.1

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
5.15%	Senior Notes, Series Due January 15, 2016	110.0	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
6.50%	Senior Notes, Series Due August 1, 2034	140.0	140.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	—
3.70%	Tinker Debt, Due August 31, 2062	10.3	10.7

Other Bonds
0.18% - 0.34%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.10% - 0.39%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.10% - 0.30%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0

Unamortized discount		(5.5)	(5.8)
Total long-term debt		2,300.2	2,050.3
Total Capitalization		$5,129.5	$4,753.4

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	$100.9	$857.5	$1,221.8	$(2.1)	$2,178.1
Net income	—	—	263.3	—	263.3
Other comprehensive income (loss), net of tax	—	—	—	(0.4)	(0.4)
Stock-based compensation	—	3.0	—	—	3.0
Capital contribution from OGE Energy	—	50.0	—	—	50.0
Balance at December 31, 2011	$100.9	$910.5	$1,485.1	$(2.5)	$2,494.0
Net income	—	—	280.3	—	280.3
Other comprehensive income (loss), net of tax	—	—	—	1.2	1.2
Dividends declared on common stock	—	—	(75.0)	—	(75.0)
Stock-based compensation and other	—	2.6	—	—	2.6
Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	292.6	—	292.6
Other comprehensive income (loss), net of tax	—	—	—	1.3	1.3
Dividends declared on common stock	—	—	(170.0)	—	(170.0)
Stock-based compensation	—	2.3	—	—	2.3
Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$—	$2,829.3

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

Basis of Presentation
In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at December 31, 2013 and 2012 and the results of its operations and cash flows for the years ended December 31, 2013, 2012 and 2011, have been included and are of a normal recurring nature except as otherwise disclosed.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2013	2012
Regulatory Assets
Current
Fuel clause under recoveries	$26.2	$—
Oklahoma demand program rider under recovery (A)	10.6	9.2
Crossroads wind farm rider under recovery (A)	4.7	14.9
Other (A)	7.3	2.9
Total Current Regulatory Assets	$48.8	$27.0
Non-Current
Benefit obligations regulatory asset	$227.4	$370.6
Income taxes recoverable from customers, net	56.5	54.7
Smart Grid	44.2	42.8
Deferred storm expenses	21.6	12.7
Unamortized loss on reacquired debt	11.8	13.0
Pension tracker	1.4	—
Other	16.2	16.8
Total Non-Current Regulatory Assets	$379.1	$510.6
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$16.7	$24.1
Fuel clause over recoveries	0.4	109.2
Other (B)	3.1	7.8
Total Current Regulatory Liabilities	$20.2	$141.1
Non-Current
Accrued removal obligations, net	$227.7	$218.2
Deferred pension credits	6.5	17.7
Pension tracker	—	9.2
Total Non-Current Regulatory Liabilities	$234.2	$245.1

(A)	Included in Other Current Assets on the Balance Sheets.

(B)	Included in Other Current Liabilities on the Balance Sheets.

OG&E recovers a return on the capital expenditures along with operation and maintenance expense and depreciation expense related to the Crossroads wind farm through riders established by the OCC and APSC. OG&E began recovery in the fourth quarter of 2011 in Oklahoma and June of 2013 in Arkansas, and believes the rider will continue until new rates are implemented in OG&E's next general rate case in each jurisdiction.

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in December 2012, which allows for the recovery of demand program costs, lost revenues associated with certain achieved energy, demand savings and performance based incentives and the recovery of costs associated with research and development investments through December 2015.

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

The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss, prior service cost and net transition obligation. These expenses are recorded as a regulatory asset as OG&E had historically recovered and currently recovers pension and postretirement benefit plan expense in its electric rates. If, in the future, the regulatory bodies indicate a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the benefit obligations regulatory asset balance to be reclassified to Accumulated other comprehensive income.

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2013	2012
Pension Plan and Restoration of Retirement Income Plan
Net loss	$178.4	$278.6
Prior service cost	2.5	4.5
Postretirement Benefit Plans
Net loss	79.9	134.6
Prior service cost	(33.4)	(47.1)
Total	$227.4	$370.6

The following amounts in the benefit obligations regulatory asset at December 31, 2013 are expected to be recognized as components of net periodic benefit cost in 2014:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$11.4
Prior service cost	2.0
Postretirement Benefit Plans
Net loss	11.0
Prior service cost	(13.7)
Total	$10.7

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

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports and stranded costs associated with OG&E's existing meters. The costs recoverable from Oklahoma customers for system-wide deployment of smart grid technology and implementing the smart grid pilot program were capped at $366.4 million (inclusive of the U.S. Department of Energy grant award of $130.0 million) subject to an offset for any recovery of those costs from Arkansas customers. These amounts are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's existing meters, which have been replaced by smart meters, which were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the table above. These costs are expected to be recovered in base rates in OG&E's next general rate case.

OG&E defers annual Oklahoma storm-related operation and maintenance expenses in excess of $2.7 million and expenses any Oklahoma storm-related operation and maintenance expenses up to $2.7 million. OG&E will recover the deferred amounts over a five-year period ending in August 2017.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt.  These amounts are recorded in interest expenses and are being amortized over the term of the long-term debt which replaced the previous long-term debt.  The unamortized loss on reacquired debt is not included in OG&E's rate base and does not otherwise earn a rate of return.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate cases. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate case as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table above.

In September 2011, OG&E was allowed to include postretirement medical expenses in its pension tracker. In August 2012, OG&E was allowed to recover pension and postretirement medical expenses over a two-year period ending July 2014 which is included in Deferred pension credits in the regulatory assets and liabilities table above.

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

Use of Estimates
In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, assets and depreciable lives of property, plant and equipment, the existence of regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Financial Statements, OG&E considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable
Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable was $1.9 million and $2.6 million at December 31, 2013 and 2012, respectively.
New business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed.  New residential customers, whose outside credit scores indicate an elevated risk, are required to provide a security deposit that is refunded based on customer protection rules defined by the OCC and the APSC.  The payment behavior of all existing customers is continuously monitored and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $74.4 million and $76.8 million at December 31, 2013 and 2012, respectively.

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

December 31, 2013 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$180.8	$62.1	$118.7
Redbud Plant (A)(B)	51%	$498.9	$89.7	$409.2

(A)	Construction work in progress was $0.1 million and $39.5 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $28.8 million.

December 31, 2012 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$182.1	$56.3	$125.8
Redbud Plant (A)(B)	51%	$458.5	$69.5	$389.0

(A)	Construction work in progress was $0.1 million and $0.3 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $23.3 million.

OG&E's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2013 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,403.8	$1,028.2	$2,375.6
Electric generation assets (A)	3,551.0	1,306.1	2,244.9
Transmission assets (B)	2,163.7	385.0	1,778.7
Intangible plant	50.5	27.1	23.4
Other property and equipment	330.2	118.2	212.0
Total property, plant and equipment	$9,499.2	$2,864.6	$6,634.6

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $28.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.3 million.

December 31, 2012 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,222.7	$969.6	$2,253.1
Electric generation assets (A)	3,446.6	1,242.4	2,204.2
Transmission assets (B)	1,712.6	359.8	1,352.8
Intangible plant	50.2	25.0	25.2
Other property and equipment	317.6	108.8	208.8
Total property, plant and equipment	$8,749.7	$2,705.6	$6,044.1

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $23.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.3 million.

The unamortized computer software costs were $16.8 million and $17.6 million at December 31, 2013 and 2012, respectively. In 2013, 2012 and 2011, amortization expense for computer software costs was $4.0 million, $4.2 million and $1.8 million, respectively.

Depreciation and Amortization

The provision for depreciation, which was 2.8 percent and 3.0 percent, respectively, of the average depreciable utility plant for 2013 and 2012, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. In 2014, the provision for depreciation is projected to be 2.8 percent of the average depreciable utility plant. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2013, 93.5 percent will be amortized over 9.30 years with 6.5 percent of the remaining amortizable intangible plant balance at December 31, 2013 being amortized over 25.6 years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which are being amortized over a 27-year life and $3.3 million for certain substation facilities in OG&E's service territory, which are being amortized over a 26 to 59-year period.

Asset Retirement Obligations
OG&E has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from 20 to 74 years.

The following table summarizes changes to OG&E's asset retirement obligations during the years ended December 31, 2013 and 2012.

(In millions)	2013	2012
Balance at January 1	$53.6	$24.8
Accretion expense	2.3	1.9
Revisions in estimated cash flows (A)	(0.7)	26.9
Balance at December 31	$55.2	$53.6

(A)
Due to changes to OG&E's asset retirement obligations related to its wind farms as a result of changes in the assumption related to the timing of removal used in the valuation of the asset retirement obligations.

Allowance for Funds Used During Construction

For OG&E, allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net other income and a reduction to interest expense in the Statements of Income and as an increase to Construction Work in Progress in the Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 8.33 percent, 8.93 percent and 8.71 percent for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease in the allowance for funds used during construction rates in 2013 was primarily due to two factors. First, a decrease in the common equity cost rate caused the equity portion of allowance for equity funds used during construction to decrease. Second, an increase in the average daily balance of short term debt allowed the fixed commercial paper fees to be lower per dollar of short term debt, resulting in a lower short term debt rate, which caused the debt portion of allowance for funds used during construction to decrease.

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

SPP Purchases and Sales

OG&E participates in the SPP energy imbalance service market in a dual role as a load serving entity and as a generation owner.  The energy imbalance service market requires cash settlements for over or under schedules of generation and load. Market participants, including OG&E, are required to submit resource plans and can submit offer curves for each resource available for dispatch.  A function of interchange accounting is to match participants' MWH entitlements (generation plus scheduled bilateral purchases) against their MWH obligations (load plus scheduled bilateral sales) during every hour of every day. If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the SPP at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase from the SPP at the respective market price for that hour. The SPP purchases and sales are not allocated to individual customers.  OG&E records the hourly sales to the SPP at market rates in Operating Revenues and the hourly purchases from the SPP at market rates in Cost of Sales in its Financial Statements.

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

Accrued Vacation

OG&E accrues vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned, but not taken. OGE employees can carryover no more than 80 hours to be used in future years.

Accumulated Other Comprehensive Loss

The balance of Accumulated Other Comprehensive Loss was $1.3 million at December 31, 2012 related to deferred commodity contracts hedging activity. There was no balance in Accumulated Other Comprehensive Loss at December 31, 2013.

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  OG&E had $6.2 million and $5.8 million in accrued environmental liabilities at December 31, 2013 and 2012, respectively, which are included in the summary of asset retirement obligations above.

2.	Accounting Pronouncements

In July 2013, the Emerging Issues Task Force issued "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists." The new standard requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: to the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the statement of financial position as a liability. The new standard is applicable for all entities that have unrecognized tax benefits when a net operating loss carryforward or a tax credit carryforward exists. The new standard is effective for interim and annual reporting periods beginning after December 15, 2013 and does not require any new financial statement disclosures. This new standard may be applied retrospectively or prospectively with early adoption permitted. OG&E retrospectively adopted this new standard effective January 1, 2013.

In February 2013, the Financial Accounting Standards Board issued "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The new standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the new standard requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items in net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new standard is applicable for all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. The new standard is effective for interim and annual reporting periods for fiscal years beginning after December 15, 2012 and is required to be applied prospectively. OG&E adopted this new standard effective January 1, 2013.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $120.1 million, $118.4 million and $129.7 million in 2013, 2012 and 2011, respectively. OGE Energy charges operating costs to its subsidiaries and unconsolidated affiliate based on several factors. Operating costs directly related to specific subsidiaries or unconsolidated affiliate are assigned to those subsidiaries or unconsolidated affiliate.  Where more than one subsidiary or unconsolidated affiliate benefits from certain expenditures, the costs are shared between those subsidiaries and unconsolidated affiliate receiving the benefits.  Operating costs incurred for the benefit of all subsidiaries and unconsolidated affiliate are allocated among the subsidiaries and unconsolidated affiliate, either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

The following table summarizes related party transactions between OG&E and its affiliate, Enable, during 2013, 2012 and 2011.

	December 31,
(In millions)	2013	2012	2011
Operating Revenues:
Electricity to power electric compression assets	$10.2	$12.4	$8.1
Cost of Sales:
Natural gas transportation services	$34.8	$34.8	$34.8
Natural gas storage services	12.9	12.9	12.7
Natural gas purchases	22.4	20.4	34.7

In 2013 and 2012, OG&E declared dividends to OGE Energy of $170.0 million and $75.0 million, respectively. In 2011, OG&E declared no dividends to OGE Energy.

In June 2011, OGE Energy made a capital contribution to OG&E for $50.0 million.

4.	Fair Value Measurements

OG&E had no financial instruments measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at December 31, 2013 and December 31, 2012.

	2013		2012
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$2,154.5	$2,405.0	$1,904.2	$2,401.6
Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	10.3	9.1	10.7	10.0

The carrying value of the financial instruments included in the Balance Sheets approximates fair value except for long-term debt which is valued at the carrying amount.   The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

5.	Stock-Based Compensation

In 2013, OGE Energy adopted, and its shareowners approved, the 2013 Stock Incentive Plan. The 2013 Plan replaced the 2008 Plan and no further awards will be granted under the 2008 Plan.  Under the 2013 Stock Incentive Plan, restricted stock, restricted stock units, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries. OGE Energy has authorized the issuance of up to 7,400,000 shares under the 2013 Stock Incentive Plan.

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2013, 2012 and 2011 related to performance units and restricted stock for OG&E employees.

Year ended December 31 (In millions)	2013	2012	2011
Performance units
Total shareholder return	$1.7	$1.7	$1.6
Earnings per share	0.5	0.9	1.1
Total performance units	2.2	2.6	2.7
Restricted stock	0.1	0.1	0.2
Net compensation expense	$2.3	$2.7	$2.9
Income tax benefit	$0.9	$1.2	$1.2

OGE Energy has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  In 2013, 2012 and 2011, there were 139,706 shares, 205,838 shares and 113,602 shares, respectively, of new common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2013, there were 692 shares of restricted stock returned to OGE Energy to satisfy tax liabilities.

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

	2013	2012	2011
Number of units granted to OG&E employees	71,850	81,122	86,604
Fair value of units granted	$25.89	$25.91	$23.05
Expected dividend yield	2.8%	3.0%	3.2%
Expected price volatility	20.0%	22.0%	33.0%
Risk-free interest rate	0.37%	0.38%	1.40%
Expected life of units (in years)	2.84	2.87	2.87

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

	2013	2012	2011
Number of units granted to OG&E employees	23,952	27,038	28,862
Fair value of units granted	$26.73	$23.82	$20.81

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

	2013	2012	2011
Shares of restricted stock granted to OG&E employees	3,824	2,216	4,468
Fair value of restricted stock granted	$29.71	$26.93	$23.61

A summary of the activity for OGE Energy's performance units and restricted stock applicable to OG&E'S employees at December 31, 2013 and changes in 2013 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/12	224,012			74,670			6,046
Granted	71,850	(A)		23,952	(A)		3,824
Converted	(75,452)	(B)	$4.4	(25,152)	(B)	$1.5	N/A
Vested	N/A			N/A			(3,038)	$0.1
Forfeited	(7,940)			(2,648)			(884)
Employee migration	(5,644)	(C)		(1,884)	(C)		—
Units/Shares Outstanding at 12/31/13	206,826		$9.9	68,938		$2.7	5,948	$0.2
Units/Shares Fully Vested at 12/31/13	68,750		$3.7	22,914		$1.6

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2012 which were settled in February 2013.

(C)	Due to certain employees transferring between OG&E and its affiliates.

A summary of the activity for OGE Energy's non-vested performance units and restricted stock applicable to OG&E'S employees at December 31, 2013 and changes in 2013 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/12	148,560		$24.51	49,518		$22.34	6,046	$24.62
Granted	71,850	(A)	$25.89	23,952	(A)	$26.73	3,824	$29.71
Vested	(68,750)		$23.05	(22,914)		$20.81	(3,038)	$23.51
Forfeited	(7,940)		$25.23	(2,648)		$24.03	(884)	$28.31
Employee migration	(5,644)	(B)	$24.74	(1,884)	(B)	$23.23	—	$—
Units/Shares Non-Vested at 12/31/13	138,076		$25.90	46,024		$25.25	5,948	$27.91
Units/Shares Expected to Vest	126,390	(C)		42,130	(C)		5,948

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	Due to certain employees transferring between OG&E and its affiliates.

(C)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $5.6 million and $1.1 million, respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of OG&E's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2013	2012	2011
Performance units
Total shareholder return	$1.6	$1.4	$1.2
Earnings per share	1.0	0.8	0.6
Restricted stock	0.1	0.1	0.3

Unrecognized Compensation Cost

A summary of OG&E's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2013	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$1.7	1.63
Earnings per share	0.3	1.52
Total performance units	2.0
Restricted stock	0.1	2.17
Total	$2.1

Stock Options

OGE Energy last issued stock options in 2004 and as of December 31, 2006, all stock options were fully vested and expensed. All stock options have a contractual life of 10 years.  A summary of the activity for OGE Energy's stock options applicable to OG&E'S employees at December 31, 2013 and changes during 2013 are shown in the following table.

(dollars in millions)	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options Outstanding at 12/31/12	7,000	$9.62
Exercised	(7,000)	$(9.62)	$0.2
Options Outstanding at 12/31/13	—	$—	$—	0.00	years
Options Fully Vested and Exercisable at 12/31/13	—	$—	$—	0.00	years

A summary of the activity for OG&E's exercised stock options in 2013, 2012 and 2011 are shown in the following table.

Year ended December 31 (In millions)	2013	2012	2011
Intrinsic value (A)	$0.2	$0.2	$0.3

(A)	The difference between the market value on the date of exercise and the option exercise price.

6.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but which did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2013	2012	2011
NON-CASH INVESTING AND FINANCING ACTIVITIES
Installment payments for Tinker electric distribution system	$—	$10.6	$—
Power plant long-term service agreement	9.7	—	1.7

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period for
Interest (net of interest capitalized) (A)	$127.5	$122.1	$108.2
Income taxes (net of income tax refunds)	(5.5)	(1.2)	4.5

(A)	Net of interest capitalized of $3.4 million, $3.5 million and $10.4 million in 2013, 2012 and 2011, respectively.

7.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2013	2012	2011
Provision (Benefit) for Current Income Taxes
Federal	$(3.2)	$(9.0)	$23.4
State	0.6	0.3	(0.5)
Total Provision (Benefit) for Current Income Taxes	(2.6)	(8.7)	22.9
Provision for Deferred Income Taxes, net
Federal	106.4	111.4	98.0
State	11.7	(5.9)	0.3
Total Provision for Deferred Income Taxes, net	118.1	105.5	98.3
Deferred Federal Investment Tax Credits, net	(2.0)	(2.2)	(3.3)
Total Income Tax Expense	$113.5	$94.6	$117.9

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2010 or state and local tax examinations by tax authorities for years prior to 2009.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate. The following schedule reconciles the statutory Federal tax rate to the effective income tax rate:

Year ended December 31	2013	2012	2011
Statutory Federal tax rate	35.0%	35.0%	35.0%
Amortization of net unfunded deferred taxes	0.8	1.0	0.9
Medicare Part D subsidy	—	—	0.4
Federal investment tax credits, net	(0.5)	(0.6)	(0.9)
State income taxes, net of Federal income tax benefit	—	(0.7)	0.1
Federal renewable energy credit (A)	(9.2)	(9.4)	(4.4)
Uncertain tax positions	2.0	—	—
Other	(0.2)	(0.1)	(0.2)
Effective income tax rate	27.9%	25.2%	30.9%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E.  The components of Deferred Income Taxes at December 31, 2013 and 2012, respectively, were as follows:

December 31 (In millions)	2013	2012
Current Deferred Income Tax Assets
Net operating losses	$168.7	$113.8
Accrued liabilities	9.0	14.0
Federal tax credits	8.0	6.0
Accrued vacation	2.8	3.1
Uncollectible accounts	0.7	1.0
Derivative instruments	—	0.8
Total Current Deferred Income Tax Assets	$189.2	$138.7

Non-Current Deferred Income Tax Liabilities
Accelerated depreciation and other property related differences	$1,747.0	$1,648.5
OG&E pension plan	84.7	102.2
Regulatory asset	26.0	18.8
Income taxes refundable to customers, net	21.9	21.2
Bond redemption-unamortized costs	3.6	4.0
Total Non-Current Deferred Income Tax Liabilities	1,883.2	1,794.7
Non-Current Deferred Income Tax Assets
Federal tax credits	(101.9)	(69.5)
State tax credits	(86.1)	(78.1)
Regulatory liabilities	(61.3)	(71.4)
Postretirement medical and life insurance benefits	(45.2)	(42.1)
Asset retirement obligations	(20.8)	—
Net operating losses	(17.6)	(150.0)
Deferred Federal investment tax credits	(0.7)	(1.5)
Other	(4.4)	(4.3)
Total Non-Current Deferred Income Tax Assets	(338.0)	(416.9)
Non-Current Deferred Income Tax Liabilities, net	$1,545.2	$1,377.8
As of December 31, 2013, OG&E has classified $7.8 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of the OG&E’s total gross unrecognized tax benefits as of the years ended December 31, 2013, 2012, and 2011.

(Millions)	2013	2012	2011
Balance at January 1	$—	$—	$—
Tax positions related to current year:
Additions	2.7	—	—
Tax positions related to prior years:
Additions	5.1	—	—
Balance at December 31	$7.8	$—	$—

Where applicable, OG&E classifies income tax-related interest and penalties as interest expense and selling general and administrative expense, respectively. During the year ended December 31, 2013, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $7.8 million as of December 31, 2013.

As previously reported, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the first quarter of 2013, OG&E recorded a reserve of $7.8 million ($5.1 million after tax) related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits. An additional reserve of $4.1 million ($2.7 million after tax) was established with regard to these credits generated in the current year.
Prior to 2013 , OG&E had a Federal tax operating loss primarily caused by the accelerated tax "bonus" depreciation provision contained within the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which allowed OG&E to record a current income tax deduction for 100 percent of the cost of certain property placed into service in 2011 and 50 percent for certain property placed into service in 2012. During 2013, OG&E began to utilize these net operating losses

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Among other things, the law included an extension of bonus depreciation for one year for property generally placed in service before January 1, 2014. The impact of the new law was reflected in OG&E's 2013 Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss.

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

Other

OG&E sustained Federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book verses tax temporary differences. As a result, OG&E had accrued Federal and state income tax benefits carrying into 2013. As OG&E can no longer carry these losses back to prior periods, these losses are being carried forward for utilization in future years. In addition to the operating losses, OG&E was unable to utilize the various tax credits that were generating during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, OG&E anticipates future taxable income will be sufficient to utilize all of the losses and credits before they begin to expire, accordingly no valuation allowance is considered necessary. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$656.3	$24.2	2030
Federal operating loss	463.1	162.1	2030
Federal tax credits	109.9	109.9	2029
State tax credits
Oklahoma investment tax credits	96.3	62.6	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	24.1	16.2	2020

OG&E projects full utilization of all Federal operating losses in 2014 as well as partial utilization of State operating loss carryforwards. Accordingly, a current deferred tax asset of $168.7 million has been reflected on the balance sheet.

8.	Common Stock and Cumulative Preferred Stock

There were no new shares of common stock issued in 2013, 2012 or 2011.

9.	Long-Term Debt

A summary of OG&E's long-term debt is included in the Statements of Capitalization. At December 31, 2013, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.18%	-	0.34%	Garfield Industrial Authority, January 1, 2025	$47.0
0.10%	-	0.39%	Muskogee Industrial Authority, January 1, 2025	32.4
0.10%	-	0.30%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Long-Term Debt Maturities

Maturities of OG&E's long-term debt during the next five years consist of $0.2 million, $0.2 million, $110.2 million, $125.1 million and $250.1 million in years 2014, 2015, 2016, 2017 and 2018, respectively.

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

At December 31, 2013, there were $87.2 million in net outstanding advances from OGE Energy as compared to $90.3 million in net outstanding advances to OGE Energy at December 31, 2012. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.   At December 31, 2013, there were no intercompany borrowings under this agreement.  OG&E has a $400 million unsecured five-year revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2013, there was $2.1 million supporting letters of credit at a weighted-average interest rate of 0.53 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2013.  At December 31, 2013, OG&E had less than $0.1 million in cash and cash equivalents.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contain an option, which may be exercised up to two times, to extend the term for an additional year, subject to consent of a specified percentage of the lenders. Effective July 29, 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreements to December 13, 2017.

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

It is OGE Energy's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy's actuarial consultants.  During both 2013 and 2012, OGE Energy made contributions to its Pension Plan of $35 million of which none in 2013 and $33 million in 2012 was OG&E's portion, to help ensure that the Pension Plan maintains an adequate funded status.  Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2014, OGE Energy expects to contribute up to $26 million to its Pension Plan, of which $1 million is expected to be OG&E's portion. The expected contribution to the Pension Plan during 2014 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2013, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement. As a result, and based in part on OG&E's historical experience regarding eligible employees who elect to retire in the last quarter of a particular year, OG&E recorded pension settlement charges of $17.6 million in the fourth quarter of 2013, of which $17.0 million related to OG&E’s Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

The following table presents the status of OG&E's portion of OGE Energy's Pension Plan and Restoration of Retirement Income Plan at December 31, 2013 and 2012. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheet as discussed in Note 1. The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan
December 31 (In millions)	2013	2012	2013	2012
Benefit obligations	$(503.6)	$(574.6)	$(2.1)	$(2.2)
Fair value of plan assets	516.5	519.0	—	—
Funded status at end of year	$12.9	$(55.6)	$(2.1)	$(2.2)

The following table summarizes the benefit payments OG&E expects to pay related to its Pension Plan and Restoration of Retirement Income Plan. These expected benefits are based on the same assumptions used to measure OGE Energy's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2014	$75.4
2015	65.1
2016	59.9
2017	53.1
2018	49.1
After 2018	183.3

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

Plan Investments

The following tables summarize OG&E's portion of OGE Energy's Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2013 and 2012.  There were no Level 3 investments held by the Pension Plan at December 31, 2013 and 2012.

(In millions)	December 31, 2013	Level 1	Level 2
Common stocks
U.S. common stocks	$236.8	$236.8	$—
Foreign common stocks	39.3	39.3	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	159.8	159.8	—
Mortgage-backed securities	50.3	—	50.3
Bonds, debentures and notes (B)
Corporate fixed income and other securities	110.6	—	110.6
Mortgage-backed securities	22.3	—	22.3
Commingled fund (C)	29.2	—	29.2
Common/collective trust (D)	26.0	—	26.0
Foreign government bonds	4.0	—	4.0
U.S. municipal bonds	2.0	—	2.0
Interest-bearing cash	0.1	0.1	—
Forward contracts
Receivable (foreign currency)	1.1	—	1.1
Payable (foreign currency)	(1.1)	—	(1.1)
Total Plan investments	$680.4	$436.0	$244.4
Receivable from broker for securities sold	11.5
Interest and dividends receivable	3.2
Payable to broker for securities purchased	(40.2)
Plan investments attributable to affiliates	(138.4)
Total Plan assets	$516.5

(In millions)	December 31, 2012	Level 1	Level 2
Common stocks
U.S. common stocks	$232.2	$232.2	$—
Foreign common stocks	39.9	39.9	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	138.6	138.6	—
Mortgage-backed securities	55.8	—	55.8
Bonds, debentures and notes (B)
Corporate fixed income and other securities	98.4	—	98.4
Mortgage-backed securities	13.5	—	13.5
Commingled fund (C)	34.9	—	34.9
Common/collective trust (D)	25.6	—	25.6
Foreign government bonds	3.9	—	3.9
U.S. municipal bonds	0.8	—	0.8
Interest-bearing cash	0.2	0.2	—
Forward contracts
Receivable (foreign currency)	0.4	—	0.4
Payable (foreign currency)	(0.4)	—	(0.4)
Total Plan investments	$643.8	$410.9	$232.9
Receivable from broker for securities sold	0.8
Interest and dividends receivable	2.8
Payable to broker for securities purchased	(21.4)
Plan investments attributable to affiliates	(107.0)
Total Plan assets	$519.0

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category primarily represents U.S. corporate bonds with an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

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

OGE Energy's contribution to the medical costs for pre-65 aged eligible retirees are fixed at the 2011 level and OGE Energy covers future annual medical inflationary cost increases up to five percent. Increases in excess of five percent annually are covered by the pre-65 aged retiree in the form of premium increases. OGE Energy provides Medicare-eligible retirees and their Medicare-eligible spouses an annual fixed contribution to OGE Energy's sponsored health reimbursement arrangement. OGE Energy's Medicare-eligible retirees are able to purchase individual insurance policies supplemental to Medicare through a third-party administrator and use their health reimbursement arrangement funds for reimbursement of medical premiums and other eligible medical expenses.

Plan Investments

The following tables summarize OG&E's portion of OGE Energy's postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2013 and 2012.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2013 and 2012.

(In millions)	December 31, 2013	Level 1	Level 3
Group retiree medical insurance contract (A)	$53.1	$—	$53.1
Mutual funds investment
U.S. equity investments	7.9	7.9	—
Money market funds investment	0.4	0.4	—
Total Plan investments	$61.4	$8.3	$53.1
Plan investments attributable to affiliates	(4.7)
Total Plan assets	$56.7

(In millions)	December 31, 2012	Level 1	Level 3
Group retiree medical insurance contract (A)	$53.3	$—	$53.3
Mutual funds investment
U.S. equity investments	6.0	6.0	—
Money market funds investment	0.3	0.3	—
Total Plan investments	$59.6	$6.3	$53.3
Plan investments attributable to affiliates	(4.1)
Total Plan assets	$55.5

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

Year ended December 31 (In millions)	2013
Group retiree medical insurance contract
Beginning balance	$53.3
Net unrealized gains related to instruments held at the reporting date	(0.5)
Interest income	1.1
Dividend income	0.6
Realized gains	0.4
Administrative expenses and charges	(0.1)
Claims paid	(1.7)
Ending balance	$53.1

The following table presents the status of OG&E's portion of OGE Energy's postretirement benefit plans at December 31, 2013 and 2012. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheet as discussed in Note 1. The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

December 31 (In millions)	2013	2012
Benefit obligations	$(202.4)	$(236.4)
Fair value of plan assets	56.7	55.5
Funded status at end of year	$(145.7)	$(180.9)

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 8.35 percent in 2014 with the rates trending downward to 4.48 percent by 2028.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2013	2012	2011
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.1	0.1	0.1

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2013	2012	2011
Effect on aggregate of the service and interest cost components	$—	$0.1	$0.1
Effect on accumulated postretirement benefit obligations	0.4	0.7	0.4

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments OG&E expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2014	$13.1
2015	13.5
2016	13.8
2017	14.0
2018	14.3
After 2018	71.6

Obligations and Funded Status

The following table presents the status of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2013 and 2012. OG&E's portion of the benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OGE Energy's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2013 was $483.0 million and $1.9 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2012 was $549.3 million and $2.1 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation
Beginning obligations	$(574.6)	$(546.9)	$(2.2)	$(2.2)	$(236.4)	$(223.1)
Service cost	(11.6)	(10.9)	(0.1)	(0.1)	(2.9)	(2.7)
Interest cost	(20.4)	(23.5)	(0.1)	(0.1)	(8.1)	(9.4)
Participants' contributions	49.9	—	—	—	(2.5)	(2.5)
Medicare subsidies received	—	—	—	—	—	(0.5)
Actuarial gains (losses)	39.8	(43.7)	0.2	(0.4)	35.4	(9.4)
Benefits paid	13.3	50.4	0.1	0.6	12.1	11.2
Ending obligations	$(503.6)	$(574.6)	$(2.1)	$(2.2)	$(202.4)	$(236.4)

Change in Plans' Assets
Beginning fair value	$519.0	$485.9	$—	$—	$55.5	$57.2
Actual return on plans' assets	60.7	50.5	—	—	3.4	4.3
Employer contributions	—	33.0	0.1	0.6	7.4	2.2
Participants' contributions	(49.9)	—	—	—	2.5	2.5
Medicare subsidies received	—	—	—	—	—	0.5
Benefits paid	(13.3)	(50.4)	(0.1)	(0.6)	(12.1)	(11.2)
Ending fair value	$516.5	$519.0	$—	$—	$56.7	$55.5
Funded status at end of year	$12.9	$(55.6)	$(2.1)	$(2.2)	$(145.7)	$(180.9)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$11.6	$10.9	$10.8	$0.1	$0.1	$0.1	$2.9	$2.7	$2.4
Interest cost	20.4	23.5	26.2	0.1	0.1	0.1	8.1	9.4	10.0
Expected return on plan assets	(38.9)	(38.2)	(37.3)	—	—	—	(2.4)	(2.8)	(4.9)
Amortization of transition obligation	—	—	—	—	—	—	—	2.5	2.6
Amortization of net loss	20.7	19.3	15.6	—	0.1	0.1	18.2	17.4	15.5
Amortization of unrecognized prior service cost (A)	1.9	2.2	2.5	0.1	0.2	0.2	(13.7)	(13.6)	(13.7)
Settlement	17.6	—	—	—	0.3	—	—	—	—
Net periodic benefit cost (B)	$33.3	$17.7	$17.8	$0.3	$0.8	$0.5	$13.1	$15.6	$11.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $46.7 million, $34.1 million and $30.2 million of net periodic benefit cost recognized in 2013, 2012 and 2011, respectively, OG&E recognized the following:

•
an increase in pension expense in 2013, 2012 and 2011 of $5.8 million, $8.3 million and $10.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•
an increase in postretirement medical expense in 2013 and 2012 of $0.6 million and $0.8 million respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
a deferral of pension expense in 2013 of $17.0 million which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $17.6 million which is included in the Pension tracker regulatory account (see Note 1).

The capitalized portion of the net periodic pension benefit cost was $4.2 million, $5.5 million and $5.3 million at December 31, 2013, 2012 and 2011, respectively.  The capitalized portion of the net periodic postretirement benefit cost was $3.4 million, $4.7 million and $3.3 million at December 31, 2013, 2012 and 2011, respectively.

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2013	2012	2011	2013	2012	2011
Discount rate	4.60%	3.70%	4.50%	4.60%	3.60%	4.50%
Rate of return on plans' assets	8.00%	8.00%	8.00%	4.00%	4.00%	6.50%
Compensation increases	4.20%	4.20%	4.40%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	8.35%	8.55%	8.75%
Ultimate trend rate	N/A	N/A	N/A	4.48%	4.48%	4.48%
Ultimate trend year	N/A	N/A	N/A	2028	2028	2028
N/A - not applicable

The overall expected rate of return on plan assets assumption remained at 8.00 percent in 2012 and 2013 in determining net periodic benefit cost due to recent returns on OGE Energy's long-term investment portfolio. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

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
The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  OG&E's post-employment benefit obligation was $1.4 million and $2.2 million at December 31, 2013 and 2012, respectively.

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

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan.  OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates.  OG&E contributed $7.8 million, $7.6 million and $7.0 million in 2013, 2012 and 2011, respectively, to the 401(k) Plan.

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
Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on the option the participant elected under the choice provided to eligible employees in the qualified 401(k) Plan discussed above, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2013, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock.

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

Operating Lease Obligations

OG&E has operating lease obligations expiring at various dates, primarily for railcar leases and wind farm land leases. Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2014	2015	2016	2017	2018	After 2018	Total
Operating lease obligations
Railcars	$3.8	$3.1	$27.3	$—	$—	$—	$34.2
Wind farm land leases	2.1	2.1	2.1	2.4	2.4	48.8	59.9
Total operating lease obligations	$5.9	$5.2	$29.4	$2.4	$2.4	$48.8	$94.1
Payments for operating lease obligations were $5.7 million, $5.8 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,389 coal rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E has a unilateral right to terminate this lease upon a 6-month notice effective April 2015 and April 2016.

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

Other Purchase Obligations and Commitments

OG&E's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2014	2015	2016	2017	2018	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	$85.1	$82.7	$81.9	$79.6	$77.0	$406.3
Expected cogeneration energy payments	61.1	60.9	75.7	81.5	87.4	366.6
Minimum fuel purchase commitments	451.8	451.8	368.5	385.1	—	1,657.2
Expected wind purchase commitments	58.0	58.9	59.8	60.8	59.5	297.0
Long-term service agreement commitments	70.5	2.8	2.5	2.6	19.1	97.5
Total other purchase obligations and commitments	$726.5	$657.1	$588.4	$609.6	$243.0	$2,824.6

Public Utility Regulatory Policy Act of 1978

At December 31, 2013, OG&E has QF contracts having terms of 15 to 32 years.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MW AES-Shady Point, Inc. QF contract and the 120 MW PowerSmith Cogeneration Project, L.P. QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2013, 2012 and 2011, OG&E made total payments to cogenerators of $134.8 million, $135.1 million and $140.7 million, respectively, of which $74.4 million, $77.1 million and $78.0 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Statements of Income as Cost of Sales.

Minimum Fuel Purchase Commitments

OG&E purchased necessary fuel supplies of coal and natural gas for its generating units of $680.8 million, $653.7 million and $729.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. OG&E has coal contracts for purchases from through December 2016. OG&E has entered into multiple month term natural gas contracts for 31.5 percent of its 2014 annual forecasted natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2014 natural gas requirements will be acquired through additional requests for proposal in early to mid-2014, along with monthly and daily purchases, all of which are expected to be made at market prices.

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

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2013, 2012 and 2011.

Year ended December 31 (In millions)	2013	2012	2011
CPV Keenan	$30.9	$25.1	$24.5
Edison Mission Energy	20.6	20.2	8.5
FPL Energy	3.3	3.4	3.7
NextEra Energy	7.2	0.8	—
Total wind power purchased	$62.0	$49.5	$36.7

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

OG&E has a long-term parts and service maintenance contract for the upkeep of the Redbud Plant. In March 2013, the contract was amended to extend the contract coverage for an additional 24,000 factored-fired hours resulting in a maximum of the earlier of 144,000 factored-fired hours or 4,500 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2031. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

Wind Energy Purchased Power Lawsuit

In 2009, OG&E entered into a wind energy purchase power agreement with CPV Keenan for the purchase of all the energy output from its 150 MW wind farm in Woodward County, Oklahoma. In August of 2013, CPV Keenan filed suit against OG&E for the non-payment of curtailment charges. In December 2013, OG&E settled its current case with CPV Keenan and recorded additional purchased power expense of $4.3 million, which will be recovered through the fuel adjustment clause.

Enable Gas Transportation and Storage Agreement

OG&E contracts with Enable for gas transportation and storage services. The stated term of this contract expired April 30, 2009, but remained in effect from year-to-year thereafter. On January 31, 2014, in anticipation of entering into a new, five-year contract, OG&E provided written notice of termination of the contract, effective April 30, 2014. Negotiations regarding the new contract are ongoing, and there can be no assurance that the new contract will be agreed upon, or if agreed upon, that the terms of the new contract will be as favorable to us as the expiring contract.

Environmental Laws and Regulations

The activities of OG&E are subject to stringent and complex Federal, state and local laws and regulations governing environmental protection relating to air quality, water quality, waste management, wildlife conservation and natural resources. These laws and regulations can restrict or impact business activities in many ways, such as restricting the way it can handle or dispose of its wastes, requiring remedial action to mitigate environmental issues that may be caused by its operations or that are attributable to former operators, requiring changes in operations and requiring the installation and operation of pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.

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
In March 2013, the DOJ informed OG&E that it was prepared to initiate enforcement litigation concerning the matters identified in the notice of violation. OG&E subsequently met with EPA and DOJ representatives regarding the notice of violation and proposals for resolving the matter without litigation. On July 8, 2013, the United States, at the request of the EPA, filed a complaint for declaratory relief against OG&E in United States District Court for the Western District of Oklahoma (Case No. CIV-13-690-D) alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding and has asserted claims for declaratory relief that are similar to those requested by the United States. OG&E expects to vigorously defend against these claims, but OG&E cannot predict the outcome of such litigation. On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

If OG&E does not prevail in these proceedings and if a new assessment of the projects were to conclude that they caused a significant emissions increase, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the

U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2013, 85 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and seven percent to the FERC.

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

Completed Regulatory Matters

Crossroads Wind Farm

As previously reported, OG&E signed memoranda of understanding in February 2010 for approximately 197.8 megawatts of wind turbine generators and certain related balance of plant engineering, procurement and construction services associated with the Crossroads wind farm. Also as part of this project, on June 16, 2011, OG&E entered into an interconnection agreement with the SPP for the Crossroads wind farm which allowed the Crossroads wind farm to interconnect at 227.5 megawatts. On August 31, 2012, OG&E filed an application with the APSC requesting approval to recover the Arkansas portion of the costs of the Crossroads wind farm through a rider until such costs are included in OG&E's base rates as part of its next general rate proceeding. On April 15, 2013, the APSC issued an order authorizing OG&E to recover the Arkansas portion of the cost to construct the Crossroads wind farm, effective retroactively to August 1, 2012. The costs are being recovered through the Energy Cost Recovery Rider.

Fuel Adjustment Clause Review for Calendar Year 2011

The OCC routinely reviews the costs recovered from customers through OG&E’s fuel adjustment clause. On July 31, 2012, the OCC Staff filed an application for a public hearing to review and monitor OG&E's application of the 2011 fuel adjustment clause and for a prudence review of OG&E's electric generation, purchased power and fuel procurement processes and costs in calendar year 2011.  OG&E filed information and documents in response to the OCC's application on October 1, 2012.  On December 19, 2012, witnesses for the OCC Staff filed responsive testimony recommending that the OCC approve OG&E's fuel adjustment clause costs and recoveries for the calendar year 2011 and recommending that the OCC find that OG&E's electric generation, purchased power, fuel procurement and other fuel related practices, policies and decisions during calendar year 2011 were fair, just and reasonable and prudent. On April 9, 2013, the OCC administrative law judge recommended that the OCC find that for the calendar year 2011 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent. On June 18, 2013, the OCC issued an order approving the administrative law judge’s recommendation.
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

On July 18, 2013, the FERC issued an order on the SPP's Order No. 1000 compliance filing.  This order accepted in part and rejected in part the SPP's plan for complying with Order No. 1000.  The FERC rejected the SPP's plan to retain the right of first refusal for projects that would operate between 100 kilovolts and 300 kilovolts.  However, the FERC clarified that a right of first refusal was appropriate in certain circumstances.  It is not clear how the FERC's order will relate to the recently enacted Oklahoma law addressing a right of first refusal for lower voltages.  On November 15, 2013, SPP made its FERC compliance filing, as required by the July 18, 2013 order. The SPP changes to its tariff and Membership Agreement included provisions that (i) clarify that facilities between 100 kilovolts and 300 kilovolts would be subject to the competitive selection process, (ii) only allow certain evidence, such as state laws (like House Bill 1932) and the holders of existing rights of way, to be considered during the competitive selection process and not earlier in the process; (iii) apply a right of first refusal to transmission projects needed for reliability within three years in certain situations; and (iv) revise the tariff’s competitive selection process, including changes to the criteria for identifying qualifying transmission owners, the requirements for submission of information by transmission owners seeking to participate in competitive selections, and the procedures that govern the competitive selection process.

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

Request for Modification to Previous Orders

On August 2, 2013, OG&E filed an application at the OCC seeking to make minor modifications to three previous OCC orders. The purpose of the application was to address the timing of certain requirements contained in those orders. OG&E's application proposed to address these issues in OG&E's next general rate case thus avoiding the cost associated with a rate case filing now and benefiting customers by deferring the recovery of certain costs identified in the previous orders. On September 3, 2013, the PUD Staff filed a motion to dismiss OG&E's application. PUD Staff requested that the OCC dismiss OG&E's application and issue an order requiring OG&E to file a rate case for the 2012 test year.

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

On December 30, 2013, OG&E submitted to the FERC a market-based rate change in status filing and a revised market-based rate tariff.  The revised tariff will authorize OG&E to (i) sell electric energy and capacity at market-based rates without geographic restriction, and (ii) sell ancillary services in the SPP and Midcontinent Independent System Operator, Inc. markets.  The primary goal of this filing was to implement the market-based rate authority OG&E needs to fully participate in SPP’s Integrated Marketplace.  OG&E requested that FERC issue an order on or before February 28, 2014 that accepts the revised market-based rate tariff to be effective on the date SPP’s Integrated Marketplace goes into operation, which is expected to be March 1, 2014.

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  After engaging in settlement discussions, OG&E and Arkansas Electric Cooperative Corporation have tentatively agreed to terms of a settlement and are jointly preparing an offer of settlement to be filed with FERC. OG&E believes the reduction in revenue will be less than $1.0 million per year.

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

Quarter ended (In millions)		March 31	June 30	September 30	December 31	Total
Operating revenues	2013	$455.5	$574.6	$723.2	$508.9	$2,262.2
	2012	$426.7	$528.0	$721.0	$465.5	$2,141.2
Operating income	2013	$52.9	$138.1	$261.0	$73.3	$525.3
	2012	$39.8	$127.8	$258.0	$63.8	$489.4
Net income	2013	$13.0	$79.0	$171.5	$29.1	$292.6
	2012	$12.1	$73.4	$167.2	$27.6	$280.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 25, 2014

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
OG&E management assessed the effectiveness of OG&E's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2013,OG&E's internal control over financial reporting is effective based on those criteria.
OG&E's independent auditors have issued an attestation report on OG&E's internal control over financial reporting. This report appears on the following page.

/s/ Peter B. Delaney	/s/ Scott Forbes
Peter B. Delaney, Chairman of the Board, President	Scott Forbes, Controller
and Chief Executive Officer	and Chief Accounting Officer

/s/ Sean Trauschke
Sean Trauschke, President
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Oklahoma Gas and Electric Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Oklahoma Gas and Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and statements of capitalization of Oklahoma Gas and Electric Company as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2013 of Oklahoma Gas and Electric Company and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 25, 2014

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

Fees for Principal Independent Accountants

Year ended December 31	2013	2012
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,063,300	$1,610,000
Services in support of debt and stock offerings	65,000	7,500
Other (A)	431,750	447,100
Total audit fees (B)	1,560,050	2,064,600
Employee benefit plan audits	124,000	120,000
Other (C)	142,224	130,665
Total audit-related fees	266,224	250,665
Assistance with examinations and other return issues	351,670	175,215
Review of Federal and state tax returns	30,000	27,500
Total tax preparation and compliance fees	381,670	202,715
Total tax fees	381,670	202,715
Total fees	$2,207,944	$2,517,980

(A)
Includes reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings and fees for consulting with OGE Energy's and OG&E's executives regarding accounting issues.

(B)
The aggregate audit fees include fees billed for the audit of OGE Energy's and OG&E's annual financial statements and for the reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q.  For 2013, this amount includes estimated billings for the completion of the 2013 audit, which services were rendered after year-end.

(C)	Includes the U.S. Department of Energy Smart Grid grant audits.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2013 and 2012 for other services.

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

For 2013, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

The following Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Statements of Income for the years ended December 31, 2013, 2012 and 2011

•	Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Balance Sheets at December 31, 2013 and 2012

•	Statements of Capitalization at December 31, 2013 and 2012

•	Statements of Changes in Stockholder's Equity for the years ended December 31, 2013, 2012 and 2011

•	Notes to Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control)

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

4.12
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

10.15*
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

10.19*	OGE Energy's 2008 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.20*
OGE Energy's 2008 Annual Incentive Compensation Plan.  (Filed as Annex B to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

10.21
Form of Employment Agreement for all existing and future officers of OG&E relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.22*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.23
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein)

10.24*
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

10.30*
Amendment No. 2 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.41 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.31*
Amendment No. 3 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.32*
Amendment No. 1 to OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.33*	Director Compensation. (Filed as Exhibit 10.38 to OGE Energy's Form 10-K for the year ended December 31, 2012 (File No. 1-12579) and incorporated by reference herein)
10.34*	Executive Officer Compensation. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2012 (File No. 1-12579) and incorporated by reference herein)
10.35*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.36*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

10.37
Letter of extension dated as of July 29, 2013 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein)

10.38*	Amendment No. 4 to the Company's Deferred Compensation Plan (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)
12.01	Calculation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Ernst & Young LLP.
24.01	Power of Attorney.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
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

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2011
Reserve for Uncollectible Accounts	$1.6	$5.8	$3.7	$3.7
Balance at December 31, 2012
Reserve for Uncollectible Accounts	$3.7	$3.3	$4.4	$2.6
Balance at December 31, 2013
Reserve for Uncollectible Accounts	$2.6	$2.5	$3.2	$1.9

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 25th day of February, 2014.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Peter B. Delaney
Peter B. Delaney
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Delaney
Peter B. Delaney	Principal Executive
	Officer and Director;	February 25, 2014

/s/ Sean Trauschke
Sean Trauschke	Principal Financial Officer; and	February 25, 2014

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 25, 2014

James H. Brandi	Director;
Wayne H. Brunetti	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
Kirk Humphreys	Director;
Robert Kelley	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
Leroy C. Richie	Director. and
Sheila G. Talton	Director

/s/ Peter B. Delaney
By Peter B. Delaney (attorney-in-fact)	February 25, 2014

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.