Form 10-Q
period 2014-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2014-05-01
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

At March 31, 2014, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
APSC	Arkansas Public Service Commission
BART	Best available retrofit technology
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in OG&E's 2013 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws and regulations that may impact OG&E's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber-attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to OG&E's 2013 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2014	2013
OPERATING REVENUES	$560.4	$455.5
COST OF SALES	293.4	213.0
OPERATING EXPENSES
Other operation and maintenance	117.1	105.1
Depreciation and amortization	64.3	61.3
Taxes other than income	23.8	23.2
Total operating expenses	205.2	189.6
OPERATING INCOME	61.8	52.9
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.1	1.2
Other income (loss)	(0.3)	2.7
Other expense	(0.4)	(0.5)
Net other income	0.4	3.4
INTEREST EXPENSE
Interest on long-term debt	33.7	31.1
Allowance for borrowed funds used during construction	(0.6)	(0.7)
Interest on short-term debt and other interest charges	0.8	1.0
Interest expense	33.9	31.4
INCOME BEFORE TAXES	28.3	24.9
INCOME TAX EXPENSE	7.6	11.9
NET INCOME	$20.7	$13.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net income	$20.7	$13.0
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging (gains) losses, net of tax of $0.0 and $0.3, respectively	—	0.5
Other comprehensive income, net of tax	—	0.5
Comprehensive income	$20.7	$13.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20.7	$13.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	64.3	61.3
Deferred income taxes and investment tax credits, net	12.2	11.9
Allowance for equity funds used during construction	(1.1)	(1.2)
Gain on disposition and abandonment of assets	(0.2)	—
Stock-based compensation expense	0.8	0.6
Regulatory assets	3.5	5.5
Regulatory liabilities	(1.9)	(4.1)
Other assets	(5.2)	1.6
Other liabilities	20.7	(2.4)
Change in certain current assets and liabilities
Accounts receivable, net	(12.5)	15.5
Accrued unbilled revenues	7.0	7.8
Fuel, materials and supplies inventories	(4.0)	(15.3)
Fuel clause under recoveries	(35.8)	(0.4)
Other current assets	5.1	(4.5)
Accounts payable	(26.0)	20.2
Accounts payable - affiliates	(1.5)	1.4
Income taxes payable - parent	(4.7)	—
Fuel clause over recoveries	(0.4)	(27.6)
Other current liabilities	(33.1)	(35.9)
Net Cash Provided from Operating Activities	7.9	47.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(170.5)	(195.4)
Proceeds from sale of assets	0.4	0.2
Net Cash Used in Investing Activities	(170.1)	(195.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	246.9	—
Increase in short-term debt	—	43.1
Changes in advances with parent	(34.7)	104.7
Dividends paid on common stock	(50.0)	—
Net Cash Provided from Financing Activities	162.2	147.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.1 and $1.9, respectively	$191.9	$179.4
Accrued unbilled revenues	51.7	58.7
Fuel inventories	82.4	74.4
Materials and supplies, at average cost	75.4	79.4
Deferred income taxes	186.2	189.2
Fuel clause under recoveries	62.0	26.2
Other	26.8	31.9
Total current assets	676.4	639.2
OTHER PROPERTY AND INVESTMENTS	2.6	2.6
PROPERTY, PLANT AND EQUIPMENT
In service	9,161.4	9,036.4
Construction work in progress	464.0	462.8
Total property, plant and equipment	9,625.4	9,499.2
Less accumulated depreciation	2,899.6	2,864.6
Net property, plant and equipment	6,725.8	6,634.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	374.4	379.1
Other	47.6	39.4
Total deferred charges and other assets	422.0	418.5
TOTAL ASSETS	$7,826.8	$7,694.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	March 31, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$0.3	$1.8
Accounts payable - other	199.4	237.2
Advances from parent	27.7	87.2
Customer deposits	71.4	70.9
Accrued taxes	23.1	38.0
Accrued interest	32.3	42.8
Accrued compensation	21.6	30.0
Fuel clause over recoveries	—	0.4
Other	47.1	46.8
Total current liabilities	422.9	555.1
LONG-TERM DEBT	2,549.5	2,300.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	149.8	149.0
Deferred income taxes	1,554.0	1,545.2
Deferred investment tax credits	1.6	1.9
Regulatory liabilities	237.6	234.2
Other	90.6	80.0
Total deferred credits and other liabilities	2,033.6	2,010.3
Total liabilities	5,006.0	4,865.6
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,017.1	1,016.3
Retained earnings	1,803.7	1,813.0
Total stockholder's equity	2,820.8	2,829.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$7,826.8	$7,694.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$—	$2,829.3
Net income	—	—	20.7	—	20.7
Dividends declared on common stock	—	—	(30.0)	—	(30.0)
Stock-based compensation	—	0.8	—	—	0.8
Balance at March 31, 2014	$100.9	$916.2	$1,803.7	$—	$2,820.8

Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	13.0	—	13.0
Other comprehensive income, net of tax	—	—	—	0.5	0.5
Dividends declared on common stock	—	—	(40.0)	—	(40.0)
Stock-based compensation	—	0.6	—	—	0.6
Balance at March 31, 2013	$100.9	$913.7	$1,663.4	$(0.8)	$2,677.2

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2014 and December 31, 2013, the results of its operations for the three months ended March 31, 2014 and 2013 and the results of its cash flows for the three months ended March 31, 2014 and 2013, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2013 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2014	December 31, 2013
Regulatory Assets
Current
Fuel clause under recoveries	$62.0	$26.2
Oklahoma demand program rider under recovery (A)	8.8	10.6
Crossroads wind farm rider under recovery (A)	—	4.7
Other (A)	9.2	7.3
Total Current Regulatory Assets	$80.0	$48.8
Non-Current
Benefit obligations regulatory asset	$224.8	$227.4
Income taxes recoverable from customers, net	56.4	56.5
Smart Grid	44.1	44.2
Deferred storm expenses	21.5	21.6
Unamortized loss on reacquired debt	11.5	11.8
Pension tracker	—	1.4
Other	16.1	16.2
Total Non-Current Regulatory Assets	$374.4	$379.1
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$15.7	$16.7
Fuel clause over recoveries	—	0.4
Other (B)	2.6	3.1
Total Current Regulatory Liabilities	$18.3	$20.2
Non-Current
Accrued removal obligations, net	$230.8	$227.7
Deferred pension credits	3.7	6.5
Pension tracker	3.1	—
Total Non-Current Regulatory Liabilities	$237.6	$234.2

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(In millions)	2014	2013
Balance at January 1	$55.2	$53.6
Liabilities settled	—	(0.1)
Accretion expense	0.6	0.6
Balance at March 31	$55.8	$54.1

2.	Accounting Pronouncement

There were no significant accounting pronouncements issued during the three months ended March 31, 2014 that had or will have a material impact on our consolidated results of operations, financial position or cash flows.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $32.5 million and $30.4 million during the three months ended March 31, 2014 and 2013, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(In millions)	2014	2013
Operating Revenues:
Electricity to power electric compression assets	$2.9	$1.8
Cost of Sales:
Natural gas transportation services	$8.7	$8.7
Natural gas storage services	3.3	3.2
Natural gas purchases	5.0	5.5

4.	Fair Value Measurements

OG&E had no financial instruments measured at fair value on a recurring basis at March 31, 2014.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,403.8	$2,728.0	$2,154.5	$2,405.0
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.3	9.2	10.3	9.1

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2014 and 2013 related to performance units and restricted stock for OG&E employees.

	Three Months Ended
	March 31,
(In millions)	2014	2013
Performance units
Total shareholder return	$0.5	$0.5
Earnings per share	0.4	0.2
Total compensation expense	$0.9	$0.7
Income tax benefit	$0.4	$0.3

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the three months ended March 31, 2014, there were 100,640 shares of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three months ended March 31, 2014, there were 853 shares of restricted stock returned to OG&E to satisfy tax liabilities.

The following table summarizes the activity of the Company's stock-based compensation during the three months ended March 31, 2014.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	66,625	$34.68
Performance units (Earnings per share)	22,209	$34.69
Restricted stock	1,164	$35.56
Conversions
Performance units (Total shareholder return) (A)	68,745	N/A
Performance units (Earnings per share) (A)	22,912	N/A

(A)
Performance units were converted based on a payout ratio of 170 percent of the target number of performance units granted in February 2011 and are included in the 100,640 shares of common stock issued during the three months ended March 31, 2014 as discussed above.

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

As previously reported in OG&E's 2013 Form 10-K, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2014, OG&E recorded an additional reserve for this item of $0.3 million ($0.2 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Long-Term Debt

At March 31, 2014, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.15%	-	0.18%	Garfield Industrial Authority, January 1, 2025	$47.0
0.08%	-	0.12%	Muskogee Industrial Authority, January 1, 2025	32.4
0.10%	-	0.10%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55% senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

8.	Short-Term Debt and Credit Facility

At March 31, 2014 and December 31, 2013, there were $27.7 million and $87.2 million, respectively, in net outstanding advances from OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.  At March 31, 2014, there were no intercompany borrowings under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2014, there was $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2014 (B)	2013 (B)	2014 (B)	2013 (B)
Service cost	$2.6	$3.1	$—	$—
Interest cost	5.4	5.0	—	—
Expected return on plan assets	(9.9)	(10.2)	—	—
Amortization of net loss	2.8	4.9	—	—
Amortization of unrecognized prior service cost (A)	0.5	0.5	0.1	0.1
Net periodic benefit cost	$1.4	$3.3	$0.1	$0.1

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.5 million and $3.4 million of net periodic benefit cost recognized during the three months ended March 31, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the three months ended March 31, 2014 and 2013 of $3.3 million and $1.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2014 (B)	2013 (B)
Service cost	$0.6	$0.8
Interest cost	2.3	2.1
Expected return on plan assets	(0.6)	(0.6)
Amortization of net loss	2.7	4.5
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)
Net periodic benefit cost	$1.6	$3.4

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.6 million and $3.4 million of net periodic benefit cost recognized during the three months ended March 31, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended March 31, 2014 and 2013 of $1.2 million and $0.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended
	March 31,
(In millions)	2014	2013
Capitalized portion of net periodic pension cost	$0.4	$1.1
Capitalized portion of net periodic postretirement benefit cost	0.5	1.1

10.	Commitments and Contingencies

Except as set forth below, in Note 11 and under "Environmental Laws and Regulations" in Item 2 of Part I, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2013 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases through December 2016. Also, as previously reported, OG&E had entered into multiple-month term natural gas contracts for 31.5 percent of its 2014 annual forecasted natural gas requirements. In March 2014, through a request for proposal, OG&E entered into various multiple-month term natural gas contracts for 42.6 percent of its remaining forecasted 2014 natural gas requirements. Additional gas supplies to fulfill OG&E's remaining 2014 natural gas requirements will be acquired through additional requests for proposal in mid-2014, along with monthly and daily purchases, all of which are expected to be made at market prices.

Enable Gas Transportation and Storage Agreement

OG&E contracts with Enable for gas transportation and storage services. The stated term of this contract expired April 30, 2009, but remained in effect from year-to-year thereafter. On January 31, 2014, in anticipation of entering into a new, five-year contract, OG&E provided written notice of termination of the contract, effective April 30, 2014. On March 17, 2014, OG&E entered into a new contract effective May 1, 2014 and expiring April 30, 2019.

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

On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the United States District Court for the Eastern District of Oklahoma dismissed the prevention of significant deterioration permit claim because it was filed after the statute of limitations expired, but the court allowed the opacity and particulate matter claims to proceed. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

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

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, except as otherwise stated above, in Note 11 below, under "Environmental Laws and Regulations" in Item 2 of Part 1 and in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and in Item 3 of Part I of OG&E's 2013 Form 10-K, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

11.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2013 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

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

On December 30, 2013, OG&E submitted to the FERC a market-based rate change in status filing and a revised market-based rate tariff.  The revised tariff will authorize OG&E to (i) sell electric energy and capacity at market-based rates without geographic restriction, and (ii) sell ancillary services in the SPP and Midcontinent Independent System Operator, Inc. markets.  The primary goal of this filing was to implement the market-based rate authority OG&E needs to fully participate in SPP’s Integrated Marketplace. On February 28, 2014, FERC issued a letter order accepting OG&E’s market-based rate filing and tariff effective March 1, 2014. FERC found that OG&E passed the market power screens and satisfied requirements related to horizontal market power and vertical market power.

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with FERC on February 24, 2014. On April 17, 2014, OG&E received a FERC order accepting the settlement agreement and terminating the Arkansas Electric Cooperative Corporation complaint docket. OG&E believes the reduction in revenue will be approximately $1.0 million per year for the term of the agreement, which ends June 30, 2015.

Pending Regulatory Matters

Fuel Adjustment Clause Review for Calendar Year 2012

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2013, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2012, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 9, 2013. On April 24, 2014, the OCC administrative law judge at the hearing, on the merits, recommended that the OCC find for the calendar year 2012 OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

Energy Efficiency Program Filing

On February 14, 2014, OG&E filed an application with the APSC requesting approval of interim modifications to approved Energy Efficiency Programs, new tariff revisions and the waiver of certain provisions of the Commission’s Rules for Conservation and Energy Efficiency Programs.

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

OG&E began participating in the SPP Integrated Marketplace effective March 1, 2014.  The SPP Integrated Marketplace replaced the SPP Energy Imbalance Services market. As part of the Integrated Marketplace, the SPP assumed balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units may produce output that differs from OG&E's customer load requirements. Net fuel and purchased power costs will be recovered through fuel adjustment clauses.

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

Summary of Operating Results

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

OG&E reported net income of $20.7 million and $13.0 million, during the three months ended March 31, 2014 and 2013, respectively, an increase of $7.7 million, or 59.2 percent, primarily due to an increase in gross margin as a result of higher transmission revenue along with higher sales due to colder weather, which was partially offset by higher expenses related to ongoing maintenance at the power plants.

2014 Outlook

OGE Energy projects OG&E to earn approximately $292 million to $303 million in 2014, which is unchanged from that previously reported in OG&E's 2013 Form 10-K and assumes normal weather for the remainder of the year. See OG&E's 2013 Form 10-K for other key factors and assumptions underlying its 2014 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2014 as compared to the same period in 2013 and OG&E's financial position at March 31, 2014. Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2014	2013
Operating income	$61.8	$52.9
Net income	$20.7	$13.0

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income, as operating income indicates the ongoing profitability of OG&E excluding the cost of capital and income taxes.

	Three Months Ended
	March 31,
(Dollars in millions)	2014	2013
Operating revenues	$560.4	$455.5
Cost of sales	293.4	213.0
Other operation and maintenance	117.1	105.1
Depreciation and amortization	64.3	61.3
Taxes other than income	23.8	23.2
Operating income	61.8	52.9
Allowance for equity funds used during construction	1.1	1.2
Other income (loss)	(0.3)	2.7
Other expense	0.4	0.5
Interest expense	33.9	31.4
Income tax expense	7.6	11.9
Net income	$20.7	$13.0
Operating revenues by classification
Residential	$220.5	$183.4
Commercial	123.7	105.6
Industrial	50.8	46.1
Oilfield	44.3	36.8
Public authorities and street light	47.9	41.6
Sales for resale	16.6	14.5
System sales revenues	503.8	428.0
Off-system sales revenues	19.0	2.1
Other	37.6	25.4
Total operating revenues	$560.4	$455.5
Reconciliation of gross margin to revenue:
Operating revenues	$560.4	$455.5
Cost of sales	293.4	213
Gross Margin	$267.0	$242.5
Megawatt-hour sales by classification (In millions)
Residential	2.5	2.2
Commercial	1.6	1.5
Industrial	0.9	0.9
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.8	6.4
Off-system sales	0.4	0.1
Total sales	7.2	6.5
Number of customers	809,602	801,194
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	5.518	3.409
Coal	2.146	2.286
Total fuel	3.490	2.827
Total fuel and purchased power	3.792	3.037
Degree days (A)
Heating - Actual	2,065	1,800
Heating - Normal	1,798	1,798
Cooling - Actual	9	4
Cooling - Normal	13	13

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

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
OG&E's operating income increased $8.9 million, or 16.8 percent, during the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to higher gross margin partially offset by higher other operation and maintenance expense and higher depreciation and amortization.
Gross Margin
Gross Margin is defined by OG&E as operating revenues less fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies.

Operating revenues were $560.4 million during the three months ended March 31, 2014 as compared to $455.5 million during the same period in 2013, an increase of $104.9 million, or 23.0 percent. Cost of sales were $293.4 million during the three months ended March 31, 2014 as compared to $213.0 million during the same period in 2013, an increase of $80.4 million, or 37.7 percent. Gross margin was $267.0 million during the three months ended March 31, 2014 as compared to $242.5 million during the same period in 2013, an increase of $24.5 million, or 10.1 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$11.7
Quantity variance (primarily weather)	10.0
New customer growth	2.2
Non-residential demand and related revenues	1.1
Other	0.5
Price variance (B)	(1.0)
Change in gross margin	$24.5

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $195.1 million during the three months ended March 31, 2014 as compared to $146.4 million during the same period in 2013, an increase of $48.7 million, or 33.3 percent, primarily due to higher natural gas prices. Purchased power costs were $89.8 million during the three months ended March 31, 2014 as compared to $60.1 million during the same period in 2013, an increase of $29.7 million, or 49.4 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $8.5 million during the three months ended March 31, 2014 as compared to $6.5 million during the same period in 2013, an increase of $2.0 million, or 30.8 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $117.1 million during the three months ended March 31, 2014 as compared to $105.1 million during the same period in 2013, an increase of $12.0 million, or 11.4 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants (A)	$7.4
Corporate overhead and allocations	2.5
Contract professional services (primarily marketing services)	1.6
Capitalized labor	1.6
Other	0.8
Vegetation management	(1.9)
Change in other operation and maintenance expense	$12.0

(A)	Increased as a result of routine maintenance typically performed in the first quarter that was delayed until the fourth quarter of 2013.

Depreciation and amortization expense was $64.3 million during the three months ended March 31, 2014 as compared to $61.3 million during the same period in 2013, an increase of $3.0 million, or 4.9 percent, primarily due to additional assets being placed in service throughout 2013. This was partially offset by a decrease in the amortization of the pension regulatory asset which was fully amortized in July 2013.

Additional Information
Other Income. Other income was a net loss of $0.3 million during the three months ended March 31, 2014 as compared to a net gain of $2.7 million during the same period in 2013, a decrease of $3.0 million, primarily due to a decreased margin of $2.7 million recognized in the guaranteed flat bill program during 2014 as a result of higher usage due to cooler weather.

Interest Expense. Interest expense was $33.9 million during the three months ended March 31, 2014 as compared to $31.4 million during the same period in 2013, an increase of $2.5 million, or 8.0 percent, primarily due to a $2.6 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013 and a $250 million debt issuance that occurred in March 2014.

Income Tax Expense. Income tax expense was $7.6 million during the three months ended March 31, 2014 as compared to $11.9 million during the same period in 2013, a decrease of $4.3 million, or 36.1 percent primarily due to a reduced tax expense provided for an uncertain tax position partially offset by an increase in tax from higher pre-tax income during the three months ended March 31, 2014 as compared to the same period in 2013.

Off-Balance Sheet Arrangement

There have been no significant changes in OG&E's off-balance sheet arrangement from that discussed in OG&E's 2013 Form 10-K.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $243.6 million and $238.1 million at March 31, 2014 and December 31, 2013, respectively, an increase of $5.5 million, or 2.3 percent, primarily due to increases in billings to partners of jointly-owned power plants and transmission revenue partially offset by a decrease in billings to OG&E's retail customers reflecting milder weather in March 2014 as compared to December 2013.

The balance of Accounts Payable was $199.7 million and $239.0 million at March 31, 2014 and December 31, 2013, respectively, a decrease of $39.3 million, or 16.4 percent, primarily due to a decrease in accruals.

Cash Flows

	Three Months Ended
	March 31,		2014 vs. 2013
(In millions)	2014	2013	$ Change	% Change
Net cash provided from operating activities	$7.9	$47.4	$(39.5)	(83.3)%
Net cash used in investing activities	(170.1)	(195.2)	25.1	12.9%
Net cash provided from (used in) financing activities	162.2	147.8	14.4	9.7%

Operating Activities

The decrease of $39.5 million, or 83.3 percent, in net cash provided from operating activities during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to increased vendor payments, including payments for ongoing maintenance at the power plants.

Investing Activities

The decrease of $25.1 million, or 12.9 percent, in net cash used in investing activities during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to a decreased level of transmission projects.

Financing Activities

The increase of $14.4 million, or 9.7 percent, in net cash provided from financing activities during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to proceeds received from OG&E's issuance of long-term debt in March 2014, partially offset by dividends paid during the three months ended March 31, 2014 and a decrease in net advances with OGE Energy and a decrease in short term borrowings during the three months ended March 31, 2014 as compared to the same period in 2013.

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

(In millions)	2014	2015	2016	2017	2018
Base Transmission	$30	$30	$30	$30	$30
Base Distribution	175	175	175	175	175
Base Generation	140	75	75	75	75
Other	15	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	360	295	295	295	295
Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	55	20	20	20	20
Balanced Portfolio 3E Projects (B)	15	—	—	—	—
SPP Priority Projects (B)(C)	75	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	10	25	30	25	10
Total Transmission Projects	155	45	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners	25	25	20	10	—
Environmental - activated carbon injection	5	10	5	—	—
Total Other Projects	55	45	35	10	—
Total Known and Committed Projects	210	90	85	55	30
Total (D)	$570	$385	$380	$350	$325
(A)Approximately 30% of revenue requirement allocated to SPP members other than OG&E.
(B)Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)	The capital expenditures above exclude any environmental expenditures associated with:

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

•
Installation of control equipment (other than activated carbon injection) for compliance with MATS by a deadline of April 16, 2016, which includes a one-year extension granted by the Oklahoma Department of Environmental Quality. As noted above, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above. OG&E continues to review whether additional controls such as dry sorbent injection are needed for compliance with MATS. Current capital costs for installing the necessary control equipment for dry sorbent injection are estimated to be approximately $45 million over a three year period, but due to the uncertainty as to whether or not dry sorbent injection is necessary, such costs are not included in the capital expenditures table in "Future Capital Requirements and Financing Activities" above.

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

Short-Term Debt and Credit Facility

At March 31, 2014 and December 31, 2013, there were $27.7 million and $87.2 million, respectively, in net outstanding advances from OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.  At March 31, 2014, there were no intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2014, there was $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent. At March 31, 2014, OG&E had $398.0 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55% senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, the allowance for uncollectible accounts and the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2013 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, except as otherwise stated in Notes 10 and 11 of Notes to Condensed Financial Statements, under "Environmental Laws and Regulations" below and in Item 1 of Part II of this Form 10-Q, in Notes 12 and 13 of Notes to Financial Statements and in Item 3 of Part I of OG&E's 2013 Form 10-K, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2013 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

Cross-State Air Pollution Rule

As previously reported, on July 7, 2011, the EPA finalized its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the U.S. Court of Appeals. It is anticipated that further proceedings will occur in the U.S. Court of Appeals and at EPA to establish new compliance deadlines. The Company's appeal of the supplemental rule, which applies to Oklahoma remains pending in the U.S. Court of Appeals and was not directly affected by the U.S. Supreme Court decision.

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

On August 12, 2013, the Sierra Club filed a complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the United States District Court for the Eastern District of Oklahoma dismissed the prevention of significant deterioration permit claim because it was filed after the statute of limitations expired, but the court allowed the opacity and particulate matter claims to proceed. At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act.

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

In January 2014, the EPA published reproposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, and consistent with a 2010 settlement agreement, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. EPA plans to publish the proposed standards for existing units by June 1, 2014, and finalize those guidelines by June 1, 2015. States must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA by June 30, 2016.

OG&E is continuing to review and evaluate available options for reducing, avoiding, offsetting or sequestering its greenhouse gas emissions.

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E’s operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. The decision applies to a 5-state area including parts of Oklahoma where OG&E has undertaken the development of certain large transmission projects. On March 10, 2014, OG&E enrolled in the Western Association of Fish and Wildlife Agencies’ Range-Wide Conservation Plan for the lesser prairie chicken. This Range-Wide Conservation Plan consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The Range-Wide Conservation Plan has been approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27th to list the lesser prairie chicken as a threatened species. More than 32 companies have enrolled in the Range-Wide Conservation Plan.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E's 2013 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

Item 1A.  Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2013 Form 10-K, which are incorporated herein by reference.

Item 6.  Exhibits.

Exhibit No.	Description
4.01
Supplemental Indenture No. 14 dated as of March 15, 2014 between OG&E and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein).

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

May 1, 2014