Form 10-Q
period 2014-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2014-08-07
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

At June 30, 2014, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2013 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
BART	Best available retrofit technology
DOJ	U.S. Department of Justice
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
OPERATING REVENUES	$611.8	$574.6	$1,172.2	$1,030.1
COST OF SALES	270.9	247.6	564.3	460.6
OPERATING EXPENSES
Other operation and maintenance	115.0	107.0	232.1	212.1
Depreciation and amortization	65.0	62.0	129.3	123.3
Taxes other than income	18.7	19.9	42.5	43.1
Total operating expenses	198.7	188.9	403.9	378.5
OPERATING INCOME	142.2	138.1	204.0	191.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	0.8	1.5	1.9	2.7
Other income (loss)	0.9	0.8	0.6	3.5
Other expense	(0.5)	(0.3)	(0.9)	(0.8)
Net other income	1.2	2.0	1.6	5.4
INTEREST EXPENSE
Interest on long-term debt	36.4	32.4	70.1	63.5
Allowance for borrowed funds used during construction	(0.5)	(0.7)	(1.1)	(1.4)
Interest on short-term debt and other interest charges	1.6	1.3	2.4	2.3
Interest expense	37.5	33.0	71.4	64.4
INCOME BEFORE TAXES	105.9	107.1	134.2	132.0
INCOME TAX EXPENSE	29.0	28.1	36.6	40.0
NET INCOME	$76.9	$79.0	$97.6	$92.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net income	$76.9	$79.0	$97.6	$92.0
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging (gains) losses, net of tax of $0.0, $0.1, $0.0 and $0.4, respectively	—	0.2	—	0.7
Other comprehensive income, net of tax	—	0.2	—	0.7
Comprehensive income	$76.9	$79.2	$97.6	$92.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97.6	$92.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	129.3	123.3
Deferred income taxes and investment tax credits, net	66.5	50.6
Allowance for equity funds used during construction	(1.9)	(2.7)
Gain on disposition and abandonment of assets	(0.2)	—
Stock-based compensation expense	1.4	1.2
Regulatory assets	(0.5)	3.7
Regulatory liabilities	(5.4)	(9.8)
Other assets	(16.3)	2.6
Other liabilities	10.3	(4.2)
Change in certain current assets and liabilities
Accounts receivable, net	(8.0)	(24.7)
Accrued unbilled revenues	(23.6)	(25.8)
Fuel, materials and supplies inventories	22.0	(27.4)
Fuel clause under recoveries	(55.9)	(1.7)
Other current assets	0.1	(0.2)
Accounts payable	(53.9)	(6.1)
Accounts payable - affiliates	(0.3)	0.1
Income taxes payable - parent	(30.1)	(10.8)
Fuel clause over recoveries	(0.4)	(87.4)
Other current liabilities	0.3	(0.4)
Net Cash Provided from Operating Activities	131.0	72.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(295.1)	(380.2)
Proceeds from sale of assets	0.6	0.4
Net Cash Used in Investing Activities	(294.5)	(379.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	246.5	247.5
Payment of long-term debt	(0.1)	(0.1)
Changes in advances with parent	(1.6)	100.1
Dividends paid on common stock	(80.0)	(40.0)
Net Cash Provided from Financing Activities	164.8	307.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.3	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.3	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1.3	$—
Accounts receivable, less reserve of $0.9 and $1.9, respectively	187.4	179.4
Accrued unbilled revenues	82.3	58.7
Fuel inventories	58.0	74.4
Materials and supplies, at average cost	76.5	79.4
Deferred income taxes	160.8	189.2
Fuel clause under recoveries	82.1	26.2
Other	31.8	31.9
Total current assets	680.2	639.2
OTHER PROPERTY AND INVESTMENTS	2.6	2.6
PROPERTY, PLANT AND EQUIPMENT
In service	9,500.7	9,036.4
Construction work in progress	215.3	462.8
Total property, plant and equipment	9,716.0	9,499.2
Less accumulated depreciation	2,937.2	2,864.6
Net property, plant and equipment	6,778.8	6,634.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	376.5	379.1
Other	69.9	39.4
Total deferred charges and other assets	446.4	418.5
TOTAL ASSETS	$7,908.0	$7,694.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.5	$1.8
Accounts payable - other	167.6	237.2
Advances from parent	35.4	87.2
Customer deposits	71.8	70.9
Accrued taxes	37.9	38.0
Accrued interest	45.9	42.8
Accrued compensation	20.7	30.0
Long-term debt due within one year	140.0	—
Fuel clause over recoveries	—	0.4
Other	52.5	46.8
Total current liabilities	573.3	555.1
LONG-TERM DEBT	2,409.5	2,300.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	149.8	149.0
Deferred income taxes	1,582.5	1,545.2
Deferred investment tax credits	1.4	1.9
Regulatory liabilities	239.7	234.2
Other	83.5	80.0
Total deferred credits and other liabilities	2,056.9	2,010.3
Total liabilities	5,039.7	4,865.6
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,017.7	1,016.3
Retained earnings	1,850.6	1,813.0
Total stockholder's equity	2,868.3	2,829.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$7,908.0	$7,694.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$—	$2,829.3
Net income	—	—	97.6	—	97.6
Dividends declared on common stock	—	—	(60.0)	—	(60.0)
Stock-based compensation	—	1.4	—	—	1.4
Balance at June 30, 2014	$100.9	$916.8	$1,850.6	$—	$2,868.3

Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	92.0	—	92.0
Other comprehensive income, net of tax	—	—	—	0.7	0.7
Dividends declared on common stock	—	—	(80.0)	—	(80.0)
Stock-based compensation	—	1.1	—	—	1.1
Balance at June 30, 2013	$100.9	$914.2	$1,702.4	$(0.6)	$2,716.9

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at June 30, 2014 and December 31, 2013, the results of its operations for the three and six months ended June 30, 2014 and 2013 and the results of its cash flows for the six months ended June 30, 2014 and 2013, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2013 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	June 30, 2014	December 31, 2013
Regulatory Assets
Current
Fuel clause under recoveries	$82.1	$26.2
Oklahoma demand program rider under recovery (A)	12.8	10.6
Crossroads wind farm rider under recovery (A)	—	4.7
Other (A)	11.2	7.3
Total Current Regulatory Assets	$106.1	$48.8
Non-Current
Benefit obligations regulatory asset	$222.1	$227.4
Income taxes recoverable from customers, net	56.2	56.5
Smart Grid	44.1	44.2
Deferred storm expenses	20.7	21.6
Unamortized loss on reacquired debt	15.7	11.8
Pension tracker	—	1.4
Other	17.7	16.2
Total Non-Current Regulatory Assets	$376.5	$379.1
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$13.7	$16.7
Fuel clause over recoveries	—	0.4
Other (B)	6.3	3.1
Total Current Regulatory Liabilities	$20.0	$20.2
Non-Current
Accrued removal obligations, net	$232.0	$227.7
Deferred pension credits	0.9	6.5
Pension tracker	6.8	—
Total Non-Current Regulatory Liabilities	$239.7	$234.2

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,
(In millions)	2014	2013
Balance at January 1	$55.2	$53.6
Accretion expense	1.3	1.1
Balance at June 30	$56.5	$54.7

2.	Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (ASC Topic 606). The new standard provides guidance for all revenue arising from contracts with customers and provides a model for the measurement and recognition of gains and losses arising from the sale of certain nonfinancial assets such as property and equipment, including real estate. The core principle of the revenue model is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The principles of the standard will be applied in five steps:

1. Identify the contract(s) with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to the performance obligations in the contract
5. Recognize revenue when (or as) the entity satisfies a performance obligation

The new guidance is effective for fiscal years beginning after December 15, 2016 and must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. Early adoption is not permitted. OG&E is currently evaluating the potential impact the adoption will have on its financial statements.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $29.4 million and $28.1 million during the three months ended June 30, 2014 and 2013, respectively, and $61.9 million and $58.5 million during the six months ended June 30, 2014 and 2013, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Operating Revenues:
Electricity to power electric compression assets	$3.3	$2.1	$6.0	$3.9
Cost of Sales:
Natural gas transportation services	$8.7	$8.7	$17.4	$17.4
Natural gas storage services	1.1	3.4	4.2	6.5
Natural gas purchases/(sales) (A)	(1.4)	4.5	3.5	10.0

(A)
OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which also eliminated the natural gas storage services. In accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries.

4.	Fair Value Measurements

OG&E had no financial instruments measured at fair value on a recurring basis at June 30, 2014.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,403.8	$2,767.1	$2,154.5	$2,405.0
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.3	9.4	10.3	9.1

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2014 and 2013 related to performance units and restricted stock for OG&E employees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Performance units
Total shareholder return	$0.5	$0.4	$1.0	$0.9
Earnings per share	0.1	0.1	0.5	0.3
Total compensation expense	$0.6	$0.5	$1.5	$1.2
Income tax benefit	$0.2	$0.2	$0.6	$0.5

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the three and six months ended June 30, 2014, there were 0 shares and 100,640 shares, respectively, of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three and six months ended June 30, 2014, there were 223 shares and 1,076 shares of restricted stock, respectively, returned to OG&E to satisfy tax liabilities.

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

As previously reported in OG&E's 2013 Form 10-K, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2014,

OG&E recorded an additional reserve for this item of $1.4 million ($0.9 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Long-Term Debt

At June 30, 2014, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.15%	-	0.20%	Garfield Industrial Authority, January 1, 2025	$47.0
0.08%	-	0.18%	Muskogee Industrial Authority, January 1, 2025	32.4
0.08%	-	0.11%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55% senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

OG&E Senior Notes Due 2034

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million will be deferred and amortized through March 2044 to match the expected regulatory treatment.

8.	Short-Term Debt and Credit Facility

At June 30, 2014 and December 31, 2013, there were $35.4 million and $87.2 million, respectively, in net outstanding advances from OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At June 30, 2014, there were $21.0 million in intercompany borrowings outstanding under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2014, there were $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent.

In December 2011, OG&E entered into an unsecured five-year $400 million revolving credit agreement. The facility contained an option, which could be exercised up to two times, to extend the term of the facility for an additional year. Effective

July 29, 2013, OG&E utilized one of those extensions to extend the maturity of its credit facility from December 13, 2016 to December 13, 2017. Effective June 24, 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. The commitment of a single existing lender with respect to approximately $34.8 million of OG&E’s credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2014 (B)	2013 (B)	2014 (C)	2013 (C)	2014 (B)	2013 (B)	2014 (C)	2013 (C)
Service cost	$1.9	$2.7	$4.5	$5.8	$—	$—	$—	$—
Interest cost	5.3	5.2	10.7	10.2	0.1	0.1	0.1	0.1
Expected return on plan assets	(7.9)	(9.2)	(17.8)	(19.4)	—	—	—	—
Amortization of net loss	2.9	5.4	5.7	10.3	—	—	—	—
Amortization of unrecognized prior service cost (A)	0.4	0.4	0.9	0.9	—	—	0.1	0.1
Net periodic benefit cost	$2.6	$4.5	$4.0	$7.8	$0.1	$0.1	$0.2	$0.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $2.7 million and $4.6 million of net periodic benefit cost recognized during the three months ended June 30, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the three months ended June 30, 2014 and 2013 of $2.3 million and $1.2 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $4.2 million and $8.0 million of net periodic benefit cost recognized during the six months ended June 30, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the six months ended June 30, 2014 and 2013 of $5.6 million and $3.1 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014 (B)	2013 (B)	2014 (C)	2013 (C)
Service cost	$0.4	$0.6	$1.0	$1.4
Interest cost	2.1	1.9	4.4	4.0
Expected return on plan assets	(0.5)	(0.6)	(1.1)	(1.2)
Amortization of net loss	2.8	4.6	5.5	9.1
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)	(6.8)	(6.8)
Net periodic benefit cost	$1.4	$3.1	$3.0	$6.5

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.4 million and $3.1 million of net periodic benefit cost recognized during the three months ended June 30, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended June 30, 2014 and 2013 of $1.4 million and $0.2 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $3.0 million and $6.5 million of net periodic benefit cost recognized during the six months ended June 30, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the six months ended June 30, 2014 and 2013 of $2.6 million and $0.3 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Capitalized portion of net periodic pension cost	$0.9	$1.5	$1.3	$2.6
Capitalized portion of net periodic postretirement benefit cost	0.4	0.9	0.9	2.0

10.	Commitments and Contingencies

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

Enable Gas Transportation and Storage Agreement

OG&E has historically contracted with Enable for gas transportation and storage services. The stated term of the previous contract expired April 30, 2009, but remained in effect from year-to-year thereafter. On January 31, 2014, in anticipation of entering into a new, five-year contract, OG&E provided written notice of termination of the contract, effective April 30, 2014. On March 17, 2014, OG&E entered into a new gas transportation contract effective May 1, 2014 and expiring April 30, 2019.

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

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the United States District Court for the Eastern District of Oklahoma dismissed the prevention of significant deterioration permit claim because it was filed after the statute of limitations expired, but the court allowed the opacity and particulate matter claims to proceed. On May 19, 2014, the Sierra Club sent a Notice of Intent to Sue for additional alleged Clean Air Act violations at the Muskogee facility, including alleged violations at Unit 4 and Unit 5. This notice alleges violations of the opacity and particulate matter limits at the facility as well as alleged violations of the regulatory requirements on operation of the facility’s Continuous Opacity Monitoring systems.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in these proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

On December 30, 2013, OG&E submitted to the FERC a market-based rate change in status filing and a revised market-based rate tariff that would authorize OG&E to (i) sell electric energy and capacity at market-based rates without geographic restriction, and (ii) sell ancillary services in the SPP and Midcontinent Independent System Operator, Inc. markets.  The primary goal of this filing was to implement the market-based rate authority OG&E needs to fully participate in SPP’s Integrated Marketplace. On February 28, 2014, FERC issued a letter order accepting OG&E’s market-based rate filing and tariff effective March 1, 2014. FERC found that OG&E passed the market power screens and satisfied requirements related to horizontal market power and vertical market power.

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with the FERC on February 24, 2014. On April 17, 2014, FERC approved the settlement, subject to a requirement that OG&E submit a compliance filing with FERC revising OG&E's cost-based formula rate agreement with AECC as provided in the settlement. OG&E submitted the required compliance filing on May 19, 2014.  FERC has not yet acted on that compliance filing. OG&E believes the reduction in revenue will be approximately $1.0 million per year for the term of the agreement, which ends June 30, 2015.

Fuel Adjustment Clause Review for Calendar Year 2012

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2013, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2012, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on October 9, 2013. On April 24, 2014, the OCC administrative law judge at the hearing, on the merits, recommended that the OCC find that OG&E's 2012 electric generation, purchased power and fuel procurement processes and costs were prudent. On June 10, 2014, the OCC issued an order approving OG&E’s practices, policies and judgment regarding its electric generation, purchased power, and fuel procurement processes and costs for the calendar year 2012. The order also found that the costs were prudent, reasonable, and mathematically correct.

Pending Regulatory Matters

Energy Efficiency Program Filing

On February 14, 2014, OG&E filed an application with the APSC requesting approval of interim modifications to approved Energy Efficiency Programs, new tariff revisions and the waiver of certain provisions of the Commission’s Rules for Conservation and Energy Efficiency Programs.

Integrated Resource Plans
In June 2014, OG&E initiated the process to update its Integrated Resource Plans in Oklahoma and Arkansas. The Commissions’ rules provide for an update of OG&E’s triennial plan in the event of a significant change in the underlying assumptions used in the previous plan. The current Integrated Resource Plan, submitted in 2012, assumed that the Oklahoma SIP would be followed to comply with Regional Haze requirements. Subsequent to holding technical conferences and public stakeholder meetings OG&E submitted its revised Integrated Resource Plans to the OCC on August 4, 2014.
Environmental Compliance Plan

On August 6, 2014 OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital costs of compliance with MATS and Regional Haze to be approximately $1.1 billion. OG&E plans to seek related approvals from the APSC in 2014. More detail regarding planned capital expenditures for environmental compliance can be found within the table presented under the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, Item 2 of this Form 10-Q.
Fuel Adjustment Clause Review for Calendar Year 2013

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2014, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2013, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs.

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

Summary of Operating Results

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

OG&E reported net income of $76.9 million and $79.0 million during the three months ended June 30, 2014 and 2013, respectively, a decrease of $2.1 million, or 2.7 percent, reflecting an increase in other operation and maintenance expense driven by a reduction in capitalized labor costs, an increase in costs allocated from the holding company and an increase in interest expense related to the issuance of debt, which offset an increase in gross margin primarily related to higher wholesale transmission revenue.

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

OG&E reported net income of $97.6 million and $92.0 million during the six months ended June 30, 2014 and 2013, respectively, an increase of $5.6 million, or 6.1 percent, reflecting an increase in gross margin primarily related to an increase in wholesale transmission revenues, which were partially offset by higher other operation and maintenance expense driven by a reduction in capitalized labor costs, higher expense due to ongoing maintenance work at the power plants, and an increase in costs allocated from the holding company. Net income was also negatively impacted by an increase in interest expense related to the issuance of debt and an increase in depreciation expense from additional assets placed into service.

2014 Outlook

OGE Energy projects OG&E to earn approximately $292 million to $303 million in 2014, which is unchanged from that previously reported in OG&E's 2013 Form 10-K and assumes normal weather for the remainder of the year. See OG&E's 2013 Form 10-K for other key factors and assumptions underlying its 2014 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and six months ended June 30, 2014 as compared to the same period in 2013 and OG&E's financial position at June 30, 2014. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Operating income	$142.2	$138.1	$204.0	$191.0
Net income	$76.9	$79.0	$97.6	$92.0

In reviewing its operating results, OG&E believes that it is appropriate to focus on operating income as reported in its Condensed Statements of Income, as operating income indicates the ongoing profitability of OG&E excluding the cost of capital and income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2014	2013	2014	2013
Operating revenues	$611.8	$574.6	$1,172.2	$1,030.1
Cost of sales	270.9	247.6	564.3	460.6
Other operation and maintenance	115.0	107.0	232.1	212.1
Depreciation and amortization	65.0	62.0	129.3	123.3
Taxes other than income	18.7	19.9	42.5	43.1
Operating income	142.2	138.1	204.0	191.0
Allowance for equity funds used during construction	0.8	1.5	1.9	2.7
Other income (loss)	0.9	0.8	0.6	3.5
Other expense	0.5	0.3	0.9	0.8
Interest expense	37.5	33.0	71.4	64.4
Income tax expense	29.0	28.1	36.6	40.0
Net income	$76.9	$79.0	$97.6	$92.0
Operating revenues by classification
Residential	$217.2	$218.9	$437.7	$402.3
Commercial	149.4	146.4	273.1	252.0
Industrial	56.0	58.1	106.8	104.2
Oilfield	47.5	48.0	91.8	84.8
Public authorities and street light	56.1	56.0	104.0	97.6
Sales for resale	11.4	15.3	28.0	29.8
System sales revenues	537.6	542.7	1,041.4	970.7
Off-system sales revenues	33.2	3.3	52.2	5.4
Other	41.0	28.6	78.6	54.0
Total operating revenues	$611.8	$574.6	$1,172.2	$1,030.1
Reconciliation of gross margin to revenue:
Operating revenues	$611.8	$574.6	$1,172.2	$1,030.1
Cost of sales	270.9	247.6	564.3	460.6
Gross Margin	$340.9	$327.0	$607.9	$569.5
Megawatt-hour sales by classification (In millions)
Residential	2.0	2.1	4.5	4.3
Commercial	1.9	1.8	3.5	3.3
Industrial	0.9	1.0	1.8	1.9
Oilfield	0.9	0.8	1.7	1.6
Public authorities and street light	0.9	0.8	1.6	1.5
Sales for resale	0.2	0.3	0.5	0.6
System sales	6.8	6.8	13.6	13.2
Off-system sales	0.8	0.1	1.2	0.2
Total sales	7.6	6.9	14.8	13.4
Number of customers	810,509	801,491	810,509	801,491
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	4.690	4.374	5.188	3.884
Coal	2.138	2.304	2.142	2.295
Total fuel	2.628	3.008	2.938	2.822
Total fuel and purchased power	3.437	3.440	3.613	3.218
Degree days (A)
Heating - Actual	205	365	2,270	2,165
Heating - Normal	203	203	2,001	2,001
Cooling - Actual	683	596	692	600
Cooling - Normal	625	625	638	638

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

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013
OG&E's operating income increased $4.1 million, or 3.0 percent, during the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to higher gross margin and lower taxes other than income partially offset by higher other operation and maintenance expense and higher depreciation and amortization.
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

Operating revenues were $611.8 million during the three months ended June 30, 2014 as compared to $574.6 million during the same period in 2013, an increase of $37.2 million, or 6.5 percent. Cost of sales were $270.9 million during the three months ended June 30, 2014 as compared to $247.6 million during the same period in 2013, an increase of $23.3 million, or 9.4 percent. Gross margin was $340.9 million during the three months ended June 30, 2014 as compared to $327.0 million during the same period in 2013, an increase of $13.9 million, or 4.3 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$13.1
New customer growth	3.0
Price variance (B)	1.3
Non-residential demand and related revenues	0.8
Other	(1.5)
Quantity variance (primarily weather)	(2.8)
Change in gross margin	$13.9

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $151.2 million during the three months ended June 30, 2014 as compared to $170.8 million during the same period in 2013, a decrease of $19.6 million, or 11.5 percent, primarily due to a decrease in higher-cost natural gas generation, partially offset by an increase in lower-cost coal generation. Purchased power costs were $110.9 million during the three months ended June 30, 2014 as compared to $70.8 million during the same period in 2013, an increase of $40.1 million, or 56.6 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $8.8 million during the three months ended June 30, 2014 as compared to $6.0 million during the same period in 2013, an increase of $2.8 million, or 46.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $115.0 million during the three months ended June 30, 2014 as compared to $107.0 million during the same period in 2013, an increase of $8.0 million, or 7.5 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Reduction in capitalized labor (A)	$5.4
Contract professional services (primarily marketing services)	2.5
Corporate overhead and allocations (B)	2.1
Other marketing, sales and commercial (C)	1.2
Software expense (D)	1.2
Other	0.3
Employee benefits (E)	(1.7)
Salaries and wages (F)	(3.0)
Change in other operation and maintenance expense	$8.0

(A)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(B)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(D)	Increased as a result of higher expenditures related to Smart Grid software.

(E)	Decreased primarily due to less work performed on storm restoration.

(F)	Decreased mainly due to lower overtime as a result of less work performed on storm restoration and lower incentive compensation accruals.

Depreciation and amortization expense was $65.0 million during the three months ended June 30, 2014 as compared to $62.0 million during the same period in 2013, an increase of $3.0 million, or 4.8 percent, primarily due to additional assets being placed in service. This was partially offset by a decrease in the amortization of the pension regulatory asset which was fully amortized in July 2013.

Additional Information
Interest Expense. Interest expense was $37.5 million during the three months ended June 30, 2014 as compared to $33.0 million during the same period in 2013, an increase of $4.5 million, or 13.6 percent, primarily due to a $4.0 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013 and a $250 million debt issuance that occurred in March 2014.

Income Tax Expense. Income tax expense was $29.0 million during the three months ended June 30, 2014 as compared to $28.1 million during the same period in 2013, an increase of $0.9 million, or 3.2 percent, reflecting a reduction in state tax credits recognized, partially offset by lower pretax income.

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013
OG&E's operating income increased $13.0 million, or 6.8 percent, during the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to higher gross margin, which was partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.

Operating revenues were $1,172.2 million during the six months ended June 30, 2014 as compared to $1,030.1 million during the same period in 2013, an increase of $142.1 million, or 13.8 percent. Cost of sales were $564.3 million during the six months ended June 30, 2014 as compared to $460.6 million during the same period in 2013, an increase of $103.7 million, or 22.5 percent. Gross margin was $607.9 million during the six months ended June 30, 2014 as compared to $569.5 million during the same period in 2013, an increase of $38.4 million, or 6.7 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$24.8
Quantity variance (primarily weather)	7.2
New customer growth	5.2
Non-residential demand and related revenues	1.6
Price variance (B)	0.6
Other	(1.0)
Change in gross margin	$38.4

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $346.3 million during the six months ended June 30, 2014 as compared to $317.3 million during the same period in 2013, an increase of $29.0 million, or 9.1 percent, primarily due to an increase in coal generation, partially offset by a decrease in coal prices. Purchased power costs were $200.8 million during the six months ended June 30, 2014 as compared to $130.8 million during the same period in 2013, an increase of $70.0 million, or 53.5 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $17.2 million during the six months ended June 30, 2014 as compared to $12.5 million during the same period in 2013, an increase of $4.7 million, or 37.6 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $232.1 million during the six months ended June 30, 2014 as compared to $212.1 million during the same period in 2013, an increase of $20.0 million, or 9.4 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants (A)	$7.2
Reduction in capitalized labor (B)	7.0
Corporate overhead and allocations (C)	4.6
Contract professional services (primarily marketing services)	4.1
Software expense (D)	2.1
Other marketing, sales and commercial (E)	1.9
Other	0.3
Salaries and wages (F)	(1.0)
Vegetation management	(1.9)
Employee benefits (G)	(4.3)
Change in other operation and maintenance expense	$20.0

(A)	Increased as a result of routine maintenance typically performed in the first quarter that was delayed until the fourth quarter of 2013.

(B)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(C)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(D)	Increased as a result of higher expenditures related to Smart Grid software.

(E)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(F)	Decreased mainly due to lower overtime as a result of less work performed on storm restoration and lower incentive compensation accruals.

(G)	Decreased primarily due to less work performed on storm restoration.

Depreciation and amortization expense was $129.3 million during the six months ended June 30, 2014 as compared to $123.3 million during the same period in 2013, an increase of $6.0 million, or 4.9 percent, primarily due to additional assets being placed in service. This was partially offset by a decrease in the amortization of the pension regulatory asset which was fully amortized in July 2013.

Additional Information

Other Income. Other income was $0.6 million during the six months ended June 30, 2014 as compared to $3.5 million during the same period in 2013, a decrease of $2.9 million or 82.9 percent, primarily due to decreased margins recognized in the guaranteed flat bill program during 2014 as a result of cooler weather in the first quarter.

Interest Expense. Interest expense was $71.4 million during the six months ended June 30, 2014 as compared to $64.4 million during the same period in 2013, an increase of $7.0 million, or 10.9 percent, primarily due to a 6.6 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013 and a $250 million debt issuance that occurred in March 2014.

Income Tax Expense. Income tax expense was $36.6 million during the six months ended June 30, 2014 as compared to $40.0 million during the same period in 2013, a decrease of $3.4 million or 8.5 percent, The reduction reflected (i) increased tax expense in the first six months of 2013 related to the recording of a reserve for a portion of the Oklahoma investment tax credits generated prior to 2013 but not yet utilized and (ii) lower pretax income in the first six months of 2014. These reductions were partially offset by a reduction in state investment tax credits.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $269.7 million and $238.1 million at June 30, 2014 and December 31, 2013, respectively, an increase of $31.6 million, or 13.3 percent, primarily due to an increase in billings to OG&E's retail customers reflecting warmer weather in June 2014 as compared to December 2013.

The balance of Accounts Payable was $169.1 million and $239.0 million at June 30, 2014 and December 31, 2013, respectively, a decrease of $69.9 million, or 29.2 percent, primarily due to the timing of vendor payments and a decrease in accruals.

Cash Flows

	Six Months Ended
	June 30,		2014 vs. 2013
(In millions)	2014	2013	$ Change	% Change
Net cash provided from operating activities	$131.0	$72.3	$58.7	81.2%
Net cash used in investing activities	(294.5)	(379.8)	85.3	22.5%
Net cash provided from (used in) financing activities	164.8	307.5	(142.7)	(46.4)%

Operating Activities

The increase of $58.7 million, or 81.2 percent, in net cash provided from operating activities during the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the absence of fuel refunds to customers during the six months ended June 2014, partially offset by fuel under recoveries in the same period, as well as an increase in cash received during the six months ended June 30, 2014 from transmission revenue.

Investing Activities

The decrease of $85.3 million, or 22.5 percent, in net cash used in investing activities during the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in transmission projects.

Financing Activities

The decrease of $142.7 million, or 46.4 percent, in net cash provided from financing activities during the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in net advances with OGE Energy and dividends paid.

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

(In millions)	2014	2015	2016	2017	2018
Base Transmission	$30	$30	$30	$30	$30
Base Distribution	185	175	175	175	175
Base Generation	115	90	75	75	75
Other	15	15	15	15	15
Total Base Transmission, Distribution, Generation and Other	345	310	295	295	295
Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	60	20	20	20	20
Balanced Portfolio 3E Projects (B)	15	—	—	—	—
SPP Priority Projects (B)(C)	75	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	5	25	30	25	10
Total Transmission Projects	155	45	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners (D)	20	25	20	10	—
Environmental - activated carbon injection (D)	10	10	5	—	—
Environmental - combustion turbines (D)(E)	5	15	45	175	140
Environmental - natural gas conversion (D)	—	—	—	20	55
Environmental - scrubbers (D)(E)	10	60	115	75	215
Total Other Projects	70	120	195	280	410
Total Known and Committed Projects	225	165	245	325	440
Total	$570	$475	$540	$620	$735
(A)Approximately 30% of revenue requirement allocated to SPP members other than OG&E.
(B)Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 11 of Notes to Condensed Financial Statements under "Environmental Laws and Regulations" in Item 1of Part I of this Form 10-Q, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q,

(E)	Planned environmental expenditures in 2019 are $30 million and $55 million for combustion turbines and scrubbers, respectively.

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

Short-Term Debt and Credit Facility

At June 30, 2014 and December 31, 2013, there were $35.4 million and $87.2 million, respectively, in net outstanding advances from OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At June 30, 2014, there were $21.0 million in intercompany borrowings outstanding under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2014, there were $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent. At June 30, 2014, OG&E had $398.0 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year $400 million revolving credit agreement. The facility contained an option, which could be exercised up to two times, to extend the term of the facility for an additional year. Effective July 29, 2013, OG&E utilized one of those extensions to extend the maturity of its credit facility from December 13, 2016 to December 13, 2017. Effective June 24, 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. The commitment of a single existing lender with respect to approximately $34.8 million of OG&E’s credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55% senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes. OG&E expects to issue additional long-term debt from time to time when market conditions are favorable and when the need arises.

OG&E Senior Notes Due 2034

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million will be deferred and amortized through March 2044 to match the expected regulatory treatment.

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

On December 28, 2011, the EPA issued a final rule in which it rejected portions of the Oklahoma SIP and issued a FIP in its place. While the EPA accepted Oklahoma's BART determination for NOX in the final rule, it rejected Oklahoma's SO2 BART determination with respect to the four coal-fired units at the Sooner and Muskogee generating stations. The EPA is instead requiring that OG&E meet an SO2 emission rate of 0.06 pounds per million British thermal unit within five years. OG&E and the State of Oklahoma's subsequent appeal of the FIP with the Tenth Circuit of Appeals and the US Supreme Court ended on May 27, 2014 when the Supreme Court denied Petition for Certiorari, upholding the EPA's FIP for SO2.

On August 6, 2014 OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital costs of compliance with MATS and Regional Haze to be approximately $1.1 billion. OG&E plans to seek related approvals from the APSC in 2014. More detail regarding planned capital expenditures for environmental compliance can be found within the table presented under the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, Item 2 of this Form 10-Q.

Cross-State Air Pollution Rule

As previously reported, on August 8, 2011, the EPA published its Cross-State Air Pollution Rule to replace the former Clean Air Interstate Rule that was remanded by a Federal court as a result of legal challenges. The final rule would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. On December 27, 2011, the EPA published a supplemental rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. The Cross-State Air Pollution Rule was challenged in court by numerous states and power generators. On December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the U.S. Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the U.S. Court of Appeals. It is anticipated that further proceedings will occur in the U.S. Court of Appeals and at EPA to establish new compliance deadlines. OG&E's appeal of the supplemental rule, which applies to Oklahoma remains pending in the U.S. Court of Appeals and was not directly affected by the U.S. Supreme Court decision.

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

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma (Case No. 13-CV-00356) alleging that OG&E modifications made at Unit 6 of the Muskogee generating plant in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant has exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the United States District Court for the Eastern District of Oklahoma dismissed the prevention of significant deterioration permit claim because it was filed after the statute of limitations expired, but the court allowed the opacity and particulate matter claims to proceed. On May 19, 2014, the Sierra Club sent a Notice of Intent to Sue for additional alleged Clean Air Act violations at the Muskogee facility, including alleged violations at Unit 4 and Unit 5. This notice alleges violations of the opacity and particulate matter limits at the facility as well as alleged violations of the regulatory requirements on operation of the facility’s Continuous Opacity Monitoring systems.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in these proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.0 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. The cost of any required pollution control equipment could also be significant. OG&E cannot predict at this time whether it will be legally required to incur any of these costs.

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

In January 2014, the EPA published reproposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards sets separate standards for natural gas combined cycle units and coal-fired generating units. As directed by President Obama's June 25, 2013, Climate Action Plan, and consistent with a 2010 settlement agreement, the EPA also announced plans to establish, pursuant to Section 111(d) of the Clean Air Act, carbon dioxide emissions standards for existing fossil fuel fired electric generating units. The EPA published the proposed standards for existing units on June 18, 2014, and is anticipated to finalize those guidelines by June 1, 2015. As proposed by the rule, states must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA between June 2016 or June 2018 depending on whether they choose to develop a compliance plan as an individual state or as a group of states. In Oklahoma, the proposal targets a 43 percent reductions in the carbon emissions rate from existing sources.

On June 23, 2014, the U.S. Supreme Court issued an opinion rejecting the EPA’s determination that its regulation of greenhouse gas emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit greenhouse gases. However, the Court held that EPA can require best available control technology for greenhouse gas emissions from sources otherwise subject to review under the Prevention of Significant Deterioration program. The opinion is not expected to have a direct impact on OG&E because none of its sources has been, or is expected to be, required to undergo such a review for greenhouse gas emissions.

OG&E is continuing to review and evaluate available options for reducing, avoiding, offsetting or sequestering its greenhouse gas emissions.

Endangered Species

Certain Federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats.  If such species are located in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E’s operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures. The U.S. Fish and Wildlife Service announced a proposed rule to list the lesser prairie chicken as threatened on November 30, 2012. The decision applies to a 5-state area including parts of Oklahoma where OG&E has undertaken the development of certain large transmission projects. On March 10, 2014, OG&E enrolled in the Western Association of Fish and Wildlife Agencies’ Range-Wide Conservation Plan for the lesser prairie chicken. This Range-Wide Conservation Plan consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The Range-Wide Conservation Plan has been approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. More than 32 companies have enrolled in the Range-Wide Conservation Plan.

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
With respect to cooling water intake structures, Section 316(b) of the Federal Clean Water Act requires that their location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. In March 2011, the EPA proposed rules to implement Section 316(b). The EPA issued a final rule on May 19, 2014. OG&E is currently evaluating the impacts of the final rule and as such, cannot accurately assess the costs of complying with the final water intake standards.

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
10.01
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13, 2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-1097) and incorporated by reference herein).

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

August 7, 2014