Form 10-Q
period 2014-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2014-11-05
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

At September 30, 2014, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
OPERATING REVENUES	$754.7	$723.2	$1,926.9	$1,753.3
COST OF SALES	305.3	273.0	869.6	733.6
OPERATING EXPENSES
Other operation and maintenance	111.0	105.9	343.1	318.0
Depreciation and amortization	69.4	62.5	198.7	185.8
Taxes other than income	20.6	20.8	63.1	63.9
Total operating expenses	201.0	189.2	604.9	567.7
OPERATING INCOME	248.4	261.0	452.4	452.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.1	1.7	3.0	4.4
Other income	2.4	2.9	3.0	6.4
Other expense	(0.6)	(0.5)	(1.5)	(1.3)
Net other income	2.9	4.1	4.5	9.5
INTEREST EXPENSE
Interest on long-term debt	34.9	33.5	105.0	97.0
Allowance for borrowed funds used during construction	(0.6)	(0.9)	(1.7)	(2.3)
Interest on short-term debt and other interest charges	1.0	(1.0)	3.4	1.3
Interest expense	35.3	31.6	106.7	96.0
INCOME BEFORE TAXES	216.0	233.5	350.2	365.5
INCOME TAX EXPENSE	58.7	62.0	95.3	102.0
NET INCOME	$157.3	$171.5	$254.9	$263.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income	$157.3	$171.5	$254.9	$263.5
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging losses, net of tax of $0.0, $0.1, $0.0 and $0.5, respectively	—	0.3	—	1.0
Other comprehensive income, net of tax	—	0.3	—	1.0
Comprehensive income	$157.3	$171.8	$254.9	$264.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$254.9	$263.5
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	198.7	185.8
Deferred income taxes and investment tax credits, net	156.7	100.8
Allowance for equity funds used during construction	(3.0)	(4.4)
Gain on disposition of assets	(0.2)	—
Stock-based compensation expense	2.1	1.8
Regulatory assets	1.0	7.4
Regulatory liabilities	(5.6)	(16.9)
Other assets	(5.6)	(4.9)
Other liabilities	11.2	(5.4)
Change in certain current assets and liabilities
Accounts receivable, net	(58.7)	(95.7)
Accrued unbilled revenues	(13.3)	(13.3)
Fuel, materials and supplies inventories	33.5	(2.2)
Fuel clause under recoveries	(58.1)	—
Other current assets	3.5	6.1
Accounts payable	(94.9)	(17.7)
Accounts payable - affiliates	(0.2)	0.3
Income taxes payable - parent	(61.9)	6.1
Fuel clause over recoveries	(0.4)	(97.2)
Other current liabilities	16.3	7.8
Net Cash Provided from Operating Activities	376.0	321.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(437.1)	(581.6)
Proceeds from sale of assets	0.6	0.7
Net Cash Used in Investing Activities	(436.5)	(580.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	246.5	247.4
Payment of long-term debt	(140.1)	(0.2)
Changes in advances with parent	64.1	91.8
Dividends paid on common stock	(110.0)	(80.0)
Net Cash Provided from Financing Activities	60.5	259.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS

(In millions)	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $1.9, respectively	$238.1	$179.4
Accrued unbilled revenues	72.0	58.7
Fuel inventories	45.4	74.4
Materials and supplies, at average cost	77.7	79.4
Deferred income taxes	131.7	189.2
Fuel clause under recoveries	84.3	26.2
Other	28.4	31.9
Total current assets	677.6	639.2
OTHER PROPERTY AND INVESTMENTS	2.9	2.6
PROPERTY, PLANT AND EQUIPMENT
In service	9,577.4	9,036.4
Construction work in progress	294.5	462.8
Total property, plant and equipment	9,871.9	9,499.2
Less accumulated depreciation	2,981.8	2,864.6
Net property, plant and equipment	6,890.1	6,634.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	372.6	379.1
Other	59.9	39.4
Total deferred charges and other assets	432.5	418.5
TOTAL ASSETS	$8,003.1	$7,694.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)

(In millions)	September 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.6	$1.8
Accounts payable - other	135.2	237.2
Advances from parent	69.3	87.2
Customer deposits	72.4	70.9
Accrued taxes	55.1	38.0
Accrued interest	31.1	42.8
Accrued compensation	26.6	30.0
Other	59.6	47.2
Total current liabilities	450.9	555.1
LONG-TERM DEBT	2,409.7	2,300.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	151.1	149.0
Deferred income taxes	1,643.1	1,545.2
Regulatory liabilities	266.6	234.2
Other	85.4	81.9
Total deferred credits and other liabilities	2,146.2	2,010.3
Total liabilities	5,006.8	4,865.6
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,018.4	1,016.3
Retained earnings	1,977.9	1,813.0
Total stockholder's equity	2,996.3	2,829.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,003.1	$7,694.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$—	$2,829.3
Net income	—	—	254.9	—	254.9
Dividends declared on common stock	—	—	(90.0)	—	(90.0)
Stock-based compensation	—	2.1	—	—	2.1
Balance at September 30, 2014	$100.9	$917.5	$1,977.9	$—	$2,996.3

Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	263.5	—	263.5
Other comprehensive income, net of tax	—	—	—	1.0	1.0
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Stock-based compensation	—	1.7	—	—	1.7
Balance at September 30, 2013	$100.9	$914.8	$1,833.9	$(0.3)	$2,849.3

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2014 and December 31, 2013, the results of its operations for the three and nine months ended September 30, 2014 and 2013 and the results of its cash flows for the nine months ended September 30, 2014 and 2013, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2013 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2014	December 31, 2013
Regulatory Assets
Current
Fuel clause under recoveries	$84.3	$26.2
Oklahoma demand program rider under recovery (A)	17.8	10.6
Crossroads wind farm rider under recovery (A)	—	4.7
Other (A)	8.7	7.3
Total Current Regulatory Assets	$110.8	$48.8
Non-Current
Benefit obligations regulatory asset	$219.4	$227.4
Income taxes recoverable from customers, net	56.1	56.5
Smart Grid	44.0	44.2
Deferred storm expenses	19.4	21.6
Unamortized loss on reacquired debt	16.5	11.8
Deferred pension credits	—	1.4
Other	17.2	16.2
Total Non-Current Regulatory Assets	$372.6	$379.1
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$14.5	$16.7
Fuel clause over recoveries (B)	—	0.4
Crossroads wind farm rider over recovery (B)	10.7	—
Other (B)	1.6	3.1
Total Current Regulatory Liabilities	$26.8	$20.2
Non-Current
Accrued removal obligations, net	$255.7	$227.7
Pension tracker	10.9	—
Deferred pension credits	—	6.5
Total Non-Current Regulatory Liabilities	$266.6	$234.2

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
(In millions)	2014	2013
Balance at January 1	$55.2	$53.6
Liabilities settled	(0.2)	—
Accretion expense	1.9	1.7
Revisions in estimated cash flows (A)	1.7	(0.7)
Balance at September 30	$58.6	$54.6

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

OGE Energy charged operating costs to OG&E of $27.2 million and $28.7 million during the three months ended September 30, 2014 and 2013, respectively, and $89.1 million and $87.2 million during the nine months ended September 30, 2014 and 2013, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.  The Distrigas method is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.  OGE Energy adopted the Distrigas method in January 1996 as a result of a recommendation by the OCC Staff.  OGE Energy believes this method provides a reasonable basis for allocating common expenses.

The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Operating Revenues:
Electricity to power electric compression assets	$4.1	$3.9	$10.1	$7.8
Cost of Sales:
Natural gas transportation services	$8.8	$8.7	$26.2	$26.1
Natural gas storage services	0.1	3.2	4.5	9.7
Natural gas purchases/(sales) (A)	3.4	9.5	6.9	19.5

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

During the nine months ended September 30, 2014 and 2013, OG&E declared dividends to OGE Energy of $90 million and $120 million, respectively.

4.	Fair Value Measurements

OG&E had no financial instruments measured at fair value on a recurring basis at September 30, 2014.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,264.1	$2,627.9	$2,154.5	$2,405.0
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.2	9.9	10.3	9.1

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2014 and 2013 related to performance units, restricted stock and restricted stock units for OG&E employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Performance units
Total shareholder return	$0.5	$0.4	$1.5	$1.3
Earnings per share	—	0.1	0.5	0.4
Total performance units	0.5	0.5	2.0	1.7
Restricted stock	0.1	0.1	0.1	0.1
Total compensation expense	$0.6	$0.6	$2.1	$1.8
Income tax benefit	$0.2	$0.2	$0.8	$0.7

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the nine months ended September 30, 2014, there were 100,640 shares of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the nine months ended September 30, 2014, there were 1,076 shares of restricted stock returned to OG&E to satisfy tax liabilities.

6.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2011 or state and local tax examinations by tax authorities for years prior to 2010.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

As previously reported in OG&E's 2013 Form 10-K, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2014, OG&E recorded an additional reserve for this item of $3.7 million ($2.4 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Long-Term Debt

At September 30, 2014, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.07%	-	0.20%	Garfield Industrial Authority, January 1, 2025	$47.0
0.08%	-	0.18%	Muskogee Industrial Authority, January 1, 2025	32.4
0.06%	-	0.15%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

At September 30, 2014 and December 31, 2013, there were $69.3 million and $87.2 million, respectively, in net outstanding advances from OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At September 30, 2014, there were $83.3 million in intercompany borrowings outstanding under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2014, there were $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent.

In December 2011, OG&E entered into an unsecured five-year $400 million revolving credit agreement. The facility contained an option, which could be exercised up to two times, to extend the term of the facility for an additional year. Effective July 29, 2013, OG&E utilized one of those extensions to extend the maturity of its credit facility from December 13, 2016 to December 13, 2017. Effective June 24, 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. The commitment of a single existing lender with respect to approximately $8.7 million of OG&E’s credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

OGE Energy's and OG&E's ability to access the commercial paper market could be adversely impacted by a credit ratings downgrade or major market disruptions.  Pricing grids associated with OGE Energy's and OG&E's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of OGE Energy's and OG&E's short-term borrowings, but a reduction in OGE Energy's and OG&E's credit ratings by itself would not result in any defaults or accelerations.  Any future downgrade of OG&E could also lead to higher long-term borrowing costs and, if below investment grade, would require OG&E to post cash collateral or letters of credit.

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. OG&E has requested renewal of this authority for an additional two-year period and expects to receive approval prior to the expiration of its current authority.

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2014 (B)	2013 (B)	2014 (C)	2013 (C)	2014 (B)	2013 (B)	2014 (C)	2013 (C)
Service cost	$2.3	$2.9	$6.8	$8.7	$—	$—	$—	$—
Interest cost	5.4	5.1	16.1	15.3	—	—	0.1	0.1
Expected return on plan assets	(9.0)	(9.7)	(26.8)	(29.1)	—	—	—	—
Amortization of net loss	2.8	5.2	8.5	15.5	—	—	—	—
Amortization of unrecognized prior service cost (A)	0.5	0.5	1.4	1.4	—	—	0.1	0.1
Net periodic benefit cost	$2.0	$4.0	$6.0	$11.8	$—	$—	$0.2	$0.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $2.0 million and $4.0 million of net periodic benefit cost recognized during the three months ended September 30, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the three months ended September 30, 2014 and 2013 of $2.8 million and $1.5 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $6.2 million and $12.0 million of net periodic benefit cost recognized during the nine months ended September 30, 2014 and 2013, respectively, OG&E recognized an increase in pension expense during the nine months ended September 30, 2014 and 2013 of $8.4 million and $4.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014 (B)	2013 (B)	2014 (C)	2013 (C)
Service cost	$0.5	$0.7	$1.5	$2.1
Interest cost	2.2	2.1	6.6	6.1
Expected return on plan assets	(0.6)	(0.6)	(1.7)	(1.8)
Amortization of net loss	2.7	4.5	8.2	13.6
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)	(10.2)	(10.2)
Net periodic benefit cost	$1.4	$3.3	$4.4	$9.8

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.4 million and $3.3 million of net periodic benefit cost recognized during the three months ended September 30, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2014 and 2013 of $1.3 million and $0.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $4.4 million and $9.8 million of net periodic benefit cost recognized during the nine months ended September 30, 2014 and 2013, respectively, OG&E recognized an increase in postretirement medical expense during the nine months ended September 30, 2014 and 2013 of $3.9 million and $0.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Capitalized portion of net periodic pension cost	$0.6	$1.2	$1.9	$3.8
Capitalized portion of net periodic postretirement benefit cost	0.5	1.0	1.4	3.0

10.	Commitments and Contingencies

Except as set forth below, in Note 11 and under "Environmental Laws and Regulations" in Item 2 of Part I, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2013 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases through December 2016. As a participant in the SPP integrated marketplace, OG&E now purchases a relatively small percentage of its supply through term gas agreements. Alternatively, OG&E relies on a combination of call natural gas agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP market.

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
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008, were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where briefing is currently scheduled to be completed before the end of 2014.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in these proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

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

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with the FERC on February 24, 2014. On April 17, 2014, the FERC accepted the settlement making it effective as of March 1, 2014. OG&E believes the reduction in revenue will be approximately $1.0 million per year for the term of the agreement, which ends June 30, 2015.

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

Integrated Resource Plans
In June 2014, OG&E initiated the process to update its Integrated Resource Plans in Oklahoma and Arkansas. The Commissions’ rules provide for an update of OG&E’s triennial plan in the event of a significant change in the underlying assumptions used in the previous plan. The current Integrated Resource Plan, submitted in 2012, assumed that the Oklahoma SIP would be followed to comply with Regional Haze requirements. Subsequent to holding technical conferences and public stakeholder meetings, OG&E submitted its revised Integrated Resource Plans to the OCC on August 4, 2014 and to the APSC on September 8, 2014.
Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital costs of compliance with MATS and Regional Haze to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled for March 2015. OG&E plans to file applications in the fourth quarter of 2014 seeking related approvals from the APSC. More detail regarding planned capital expenditures for environmental compliance can be found within the table presented under the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, Item 2 of this Form 10-Q.
Fuel Adjustment Clause Review for Calendar Year 2013

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2014, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2013, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on September 29, 2014. A procedural schedule has not been established as of this date. OG&E expects an order in the second quarter of 2015.

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

OG&E began participating in the SPP Integrated Marketplace effective March 1, 2014.  The SPP Integrated Marketplace replaced the SPP Energy Imbalance Services market. As part of the Integrated Marketplace, the SPP assumed balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units may produce output that differs from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

Overview

OG&E Strategy

OGE Energy's mission is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure, through its equity interest in Enable and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. OGE Energy's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and unregulated natural gas midstream business, through its equity interest in Enable while providing competitive energy products and services to customers primarily in the south central United States as well as seeking growth opportunities in both businesses.

Summary of Operating Results

Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013

OG&E reported net income of $157.3 million and $171.5 million during the three months ended September 30, 2014 and 2013, respectively, a decrease of $14.2 million, or 8.3 percent, reflecting a decrease in gross margin related to milder weather compared to 2013 as well as higher operating expenses. Also negatively impacting net income was an increase in interest expense related to the issuance of debt and an increase in depreciation expense due to additional assets being placed into service in 2014. Partially offsetting these items was an increase in wholesale transmission revenues, a decrease in spending on system hardening and a decrease in the amortization of the pension regulatory asset.

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013

OG&E reported net income of $254.9 million and $263.5 million during the nine months ended September 30, 2014 and 2013, respectively, a decrease of $8.6 million, or 3.3 percent, reflecting a decrease in gross margin related to milder weather compared to 2013 as well as higher operating expenses. Also negatively impacting net income was an increase in interest expense related to the issuance of debt and an increase in depreciation expense due to additional assets being placed into service in 2014. Partially offsetting these items was an increase in wholesale transmission revenues and a decrease in employee benefits.

2014 Outlook

OGE Energy projects OG&E to earn below the previously issued earnings guidance of approximately $292 million to $303 million in 2014, due to lower revenues associated with mild summer weather as discussed in Results of Operations - Gross Margin.   All other guidance assumptions remain unchanged from that previously reported in OG&E's 2013 Form 10-K and assumes normal weather for the remainder of the year. See OG&E's 2013 Form 10-K for other key factors and assumptions underlying its 2014 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2014 as compared to the same period in 2013 and OG&E's financial position at September 30, 2014. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net income	$157.3	$171.5	$254.9	$263.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2014	2013	2014	2013
Operating revenues	$754.7	$723.2	$1,926.9	$1,753.3
Cost of sales	305.3	273.0	869.6	733.6
Other operation and maintenance	111.0	105.9	343.1	318.0
Depreciation and amortization	69.4	62.5	198.7	185.8
Taxes other than income	20.6	20.8	63.1	63.9
Operating income	248.4	261.0	452.4	452.0
Allowance for equity funds used during construction	1.1	1.7	3.0	4.4
Other income (loss)	2.4	2.9	3.0	6.4
Other expense	0.6	0.5	1.5	1.3
Interest expense	35.3	31.6	106.7	96.0
Income tax expense	58.7	62.0	95.3	102.0
Net income	$157.3	$171.5	$254.9	$263.5
Operating revenues by classification
Residential	$300.9	$307.6	$738.6	$709.9
Commercial	181.1	176.2	454.2	428.2
Industrial	67.7	66.8	174.5	171.0
Oilfield	54.6	51.1	146.4	135.9
Public authorities and street light	68.3	67.7	172.3	165.3
Sales for resale	13.3	15.9	41.3	45.7
System sales revenues	685.9	685.3	1,727.3	1,656.0
Off-system sales revenues	25.8	5.8	78.0	11.2
Other	43.0	32.1	121.6	86.1
Total operating revenues	$754.7	$723.2	$1,926.9	$1,753.3
Reconciliation of gross margin to revenue:
Operating revenues	$754.7	$723.2	$1,926.9	$1,753.3
Cost of sales	305.3	273.0	869.6	733.6
Gross Margin	$449.4	$450.2	$1,057.3	$1,019.7
Megawatt-hour sales by classification (In millions)
Residential	2.8	2.9	7.3	7.2
Commercial	2.0	2.0	5.5	5.3
Industrial	1.1	1.1	2.9	3.0
Oilfield	0.9	0.9	2.6	2.5
Public authorities and street light	0.8	0.9	2.4	2.4
Sales for resale	0.3	0.4	0.8	1.0
System sales	7.9	8.2	21.5	21.4
Off-system sales	0.7	0.1	1.9	0.3
Total sales	8.6	8.3	23.4	21.7
Number of customers	812,546	804,521	812,546	804,521
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	3.858	3.758	4.718	3.838
Coal	2.159	2.290	2.148	2.293
Total fuel	2.592	2.746	2.818	2.792
Total fuel and purchased power	3.429	3.077	3.546	3.164
Degree days (A)
Heating - Actual	10	3	2,280	2,168
Heating - Normal	19	19	2,020	2,020
Cooling - Actual	1,293	1,418	1,985	2,018
Cooling - Normal	1,380	1,380	2,018	2,018

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

Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013
OG&E's operating income decreased $12.6 million, or 4.8 percent, during the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to higher other operation and maintenance expense, higher depreciation and amortization and a decrease in gross margin reflecting milder weather compared to 2013
Gross Margin
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

Operating revenues were $754.7 million during the three months ended September 30, 2014 as compared to $723.2 million during the same period in 2013, an increase of $31.5 million, or 4.4 percent. Cost of sales were $305.3 million during the three months ended September 30, 2014 as compared to $273.0 million during the same period in 2013, an increase of $32.3 million, or 11.8 percent. Gross margin was $449.4 million during the three months ended September 30, 2014 as compared to $450.2 million during the same period in 2013, a decrease of $0.8 million, or 0.2 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Quantity variance (primarily weather)	$(13.6)
Price variance (A)	(2.4)
Non-residential demand and related revenues	(0.8)
Other	(0.2)
New customer growth	5.1
Wholesale transmission revenue (B)	11.1
Change in gross margin	$(0.8)

(A)
Decreased primarily due to lower rider revenues primarily from the Oklahoma Crossroads rider, the Oklahoma System Hardening rider and the Oklahoma Smart Grid rider, in addition to decreases related to sales/customer mix, and the reduction in average rate due to weather impacts, partially offset by higher rider revenue from the Oklahoma Demand Program rider and the Oklahoma Storm Recovery rider.

(B)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $162.5 million during the three months ended September 30, 2014 as compared to $200.0 million during the same period in 2013, a decrease of $37.5 million, or 18.8 percent, primarily due to a decrease in higher-cost natural gas generation. Purchased power costs were $134.1 million during the three months ended September 30, 2014 as compared to $66.6 million during the same period in 2013, an increase of $67.5 million, or 101.4 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $8.7 million during the three months ended September 30, 2014 as compared to $6.4 million during the same period in 2013, an increase of $2.3 million, or 35.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC, the APSC and the FERC. The OCC, the APSC and the FERC have authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.

Operating Expenses

Other operation and maintenance expense was $111.0 million during the three months ended September 30, 2014 as compared to $105.9 million during the same period in 2013, an increase of $5.1 million, or 4.8 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants	$2.1
Employee medical and dental expenses	1.3
Reduction in capitalized labor (A)	1.0
Other marketing, sales and commercial (B)	1.0
Regular salaries and wages	1.0
Contract technical & construction services	0.8
Other	0.1
Vegetation management (C)	(1.0)
Incentive compensation expense	(1.2)
Change in other operation and maintenance expense	$5.1

(A)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(B)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(C)	Decreased primarily due to increased spending on system hardening in 2013 which includes costs that are being recovered through a rider.

Depreciation and amortization expense was $69.4 million during the three months ended September 30, 2014 as compared to $62.5 million during the same period in 2013, an increase of $6.9 million, or 11.0 percent, primarily due to additional assets being placed in service along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014.

Additional Information
Interest Expense. Interest expense was $35.3 million during the three months ended September 30, 2014 as compared to $31.6 million during the same period in 2013, an increase of $3.7 million, or 11.7 percent, primarily due to a $1.4 million increase in interest on long term debt related to a $250 million debt issuance that occurred in March 2014 and a $2.0 million increase primarily due to a reduction in 2013 interest related to tax matters.

Income Tax Expense. Income tax expense was $58.7 million during the three months ended September 30, 2014 as compared to $62.0 million during the same period in 2013, a decrease of $3.3 million, or 5.3 percent, reflecting lower pretax income partially offset by an increase in income tax expense due to a reduction in state tax credits recognized.

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013
OG&E's operating income increased $0.4 million, or 0.1 percent, during the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to higher gross margin, which was partially offset by higher other operation and maintenance expense and higher depreciation and amortization expense.

Operating revenues were $1,926.9 million during the nine months ended September 30, 2014 as compared to $1,753.3 million during the same period in 2013, an increase of $173.6 million, or 9.9 percent. Cost of sales were $869.6 million during the nine months ended September 30, 2014 as compared to $733.6 million during the same period in 2013, an increase of $136.0 million, or 18.5 percent. Gross margin was $1,057.3 million during the nine months ended September 30, 2014 as compared to $1,019.7 million during the same period in 2013, an increase of $37.6 million, or 3.7 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale Transmission revenue (A)	$35.9
New customer growth	10.3
Non-residential demand and related revenues	0.9
Other	(1.2)
Price variance (B)	(1.8)
Quantity variance (primarily weather)	(6.5)
Change in gross margin	$37.6

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)
Decreased due to lower rider revenues primarily from the Oklahoma Crossroads rider, the Oklahoma System Hardening rider, the Oklahoma Smart Grid rider and the Arkansas Crossroads rider in addition to decreases related to sales/customer mix, and the reduction in average rate due to weather impacts, partially offset by higher rider revenues from the Oklahoma Demand Program rider, the Oklahoma Storm Recovery rider and the Arkansas Demand Program rider.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $508.8 million during the nine months ended September 30, 2014 as compared to $517.3 million during the same period in 2013, a decrease of $8.5 million, or 1.6 percent, primarily due to a decrease in higher-cost natural gas generation partially offset by higher natural gas prices and an increase in coal generation. Purchased power costs were $334.9 million during the nine months ended September 30, 2014 as compared to $197.4 million during the same period in 2013, an increase of $137.5 million, or 69.7 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $25.9 million during the nine months ended September 30, 2014 as compared to $18.9 million during the same period in 2013, an increase of $7.0 million, or 37.0 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $343.1 million during the nine months ended September 30, 2014 as compared to $318.0 million during the same period in 2013, an increase of $25.1 million, or 7.9 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Ongoing maintenance at power plants (A)	$9.9
Reduction in capitalized labor (B)	8.0
Contract professional services (primarily marketing services)	4.4
Corporate overhead and allocations (C)	3.9
Other marketing, sales and commercial (D)	2.9
Software expense (E)	2.0
Fees, permits and licenses (F)	1.3
Contract technical and construction services	1.2
Salaries and wages (G)	(0.9)
Other	(0.4)
Vegetation management (H)	(2.9)
Employee benefits (I)	(4.3)
Change in other operation and maintenance expense	$25.1

(A)	Increased as a result of routine maintenance typically performed in the first quarter that was delayed until the fourth quarter of 2013 and continued into 2014.

(B)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(C)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(D)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(E)	Increased as a result of higher expenditures related to Smart Grid software.

(F)	Increased primarily due to higher SPP administration and assessment fees.

(G)	Decreased primarily due to lower incentive compensation offset by higher regular salaries and wages.

(H)	Decreased primarily due to increased spending on system hardening in 2013 which includes costs that are being recovered through a rider.

(I)	Decreased primarily due to lower pension expense, postretirement medical expense and worker's compensation expense.

Depreciation and amortization expense was $198.7 million during the nine months ended September 30, 2014 as compared to $185.8 million during the same period in 2013, an increase of $12.9 million, or 6.9 percent, primarily due to additional assets being placed in service along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014. These were offset by the pension regulatory asset which was fully amortized in July 2013.

Additional Information

Other Income. Other income was $3.0 million during the nine months ended September 30, 2014 as compared to $6.4 million during the same period in 2013, a decrease of $3.4 million or 53.1 percent, primarily due to decreased margins recognized in the guaranteed flat bill program during 2014 as a result of cooler weather in the first quarter as compared to the same period in 2013.

Interest Expense. Interest expense was $106.7 million during the nine months ended September 30, 2014 as compared to $96.0 million during the same period in 2013, an increase of $10.7 million, or 11.1 percent, primarily due to a $8.0 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013 and a $250 million debt issuance that occurred in March 2014 along with a $2.1 million increase reflecting a reduction in 2013 interest expense related to tax matters.

Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $3.0 million during the nine months ended September 30, 2014 as compared to $4.4 million during the same period in 2013, a decrease of $1.4 million or 31.8 percent, primarily due to lower construction work in progress balances resulting from transmission projects being placed in service in 2014.

Income Tax Expense. Income tax expense was $95.3 million during the nine months ended September 30, 2014 as compared to $102.0 million during the same period in 2013, a decrease of $6.7 million or 6.6 percent, The reduction reflects lower pretax income and an increase in Federal tax credits recognized, partially offset by an increase in income tax expense due to a reduction in state tax credits recognized.
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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $310.1 million and $238.1 million at September 30, 2014 and December 31, 2013, respectively, an increase of $72.0 million, or 30.2 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal rates in September 2014 as compared to December 2013.

The balance of Fuel Inventories was $45.4 million and $74.4 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $29.0 million, or 39.0 percent, primarily due to lower coal inventory balances at OG&E's coal fired plants resulting from higher generation related to OG&E's participation in the Integrated Market along with lower deliveries due to market constraints.

The balance of Deferred Income Tax assets was $131.7 million and $189.2 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $57.5 million, or 30.4 percent, primarily due to a decrease in deferred income taxes reflecting the expected utilization of net operating losses partially offset by an increase in federal tax credits related to wind farms.

The balance of Fuel Clause Under Recoveries was $84.3 million and $26.2 million at September 30, 2014 and December 31, 2013, respectively, an increase of $58.1 million, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Accounts Payable was $136.8 million and $239.0 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $102.2 million, or 42.8 percent, primarily due to the timing of vendor payments and a decrease in accruals.

The balance of Accrued Taxes was $55.1 million and $38.0 million at September 30, 2014 and December 31, 2013, respectively, an increase of $17.1 million, or 45.0 percent, primarily due to ad valorem tax accruals and payments.

The balance of Accrued Interest was $31.1 million and $42.8 million at September 30, 2014 and December 31, 2013, respectively, a decrease of $11.7 million, or 27.3 percent, primarily due to the timing of interest payments on long-term debt in 2014 partially offset by additional interest accrued on long-term debt reflecting a $250 million debt issuance in March 2014.

The balance of Other Current Liabilities was $59.6 million and $47.2 million at September 30, 2014 and December 31, 2013, respectively, an increase of $12.4 million, or 26.3 percent, related to the over recovery of various rate riders, primarily the Crossroads Wind Farm rider.

Cash Flows

	Nine Months Ended
	September 30,		2014 vs. 2013
(In millions)	2014	2013	$ Change	% Change
Net cash provided from operating activities	$376.0	$321.9	$54.1	16.8%
Net cash used in investing activities	(436.5)	(580.9)	144.4	24.9%
Net cash provided from (used in) financing activities	60.5	259.0	(198.5)	(76.6)%

Operating Activities

The increase of $54.1 million, or 16.8 percent, in net cash provided from operating activities during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the absence of fuel refunds to customers during the nine months ended September 2014, partially offset by fuel under recoveries in the same period, as well as an increase in cash received during the nine months ended September 30, 2014 from transmission revenue.

Investing Activities

The decrease of $144.4 million, or 24.9 percent, in net cash used in investing activities during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in transmission projects.

Financing Activities

The decrease of $198.5 million, or 76.6 percent, in net cash provided from financing activities during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the payment of $140 million in long-term debt during the third quarter of 2014 and an increase in dividends paid.

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

(In millions)	2014	2015	2016	2017	2018
Base Transmission	$35	$30	$30	$30	$30
Base Distribution	185	190	175	175	175
Base Generation	115	90	75	75	75
Other	30	40	25	25	25
Total Base Transmission, Distribution, Generation and Other	365	350	305	305	305
Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	45	20	20	20	20
Balanced Portfolio 3E Projects (B)	20	—	—	—	—
SPP Priority Projects (B)(C)	80	—	—	—	—
SPP Integrated Transmission Projects (B) (C)	5	30	30	25	10
Total Transmission Projects	150	50	50	45	30
Other Projects:
Smart Grid Program	25	10	10	—	—
Environmental - low NOX burners (D)	20	25	20	10	—
Environmental - activated carbon injection (D)	10	10	5	—	—
Environmental - combustion turbines (D)(E)	5	15	45	175	140
Environmental - natural gas conversion (D)	5	—	—	20	55
Environmental - scrubbers (D)(E)	10	60	115	75	215
Total Other Projects	75	120	195	280	410
Total Known and Committed Projects	225	170	245	325	440
Total	$590	$520	$550	$630	$745
(A)Approximately 30% of revenue requirement allocated to SPP members other than OG&E.
(B)Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Priority Project	77 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to a companion transmission line at the Kansas border	$140	Late 2014
	Integrated Transmission Project	47 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 11 of Notes to Condensed Financial Statements under "Environmental Compliance Plan" in Item 1 of Part I of this Form 10-Q, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q,

(E)	Planned environmental expenditures in 2019 are $35 million and $55 million for combustion turbines and scrubbers, respectively.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based on their impact upon achieving OG&E's financial objectives.

Pension and Postretirement Benefit Plans

On October 27, 2014, the Society of Actuaries released updated pension plan mortality tables and projection scales. OG&E utilizes these tables in the determination of its pension and other postretirement plan liabilities. While OG&E cannot currently quantify the impact, utilization of the updated mortality tables will likely increase its pension and other postretirement plan liabilities as the updated tables anticipate increases in longevity from the tables currently utilized. OG&E expects to record the impact of the new mortality tables in the fourth quarter of 2014. Increases to the liabilities will be recorded as a regulatory asset.

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

Security Ratings

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. Pricing grids associated with OGE Energy's and OG&E's credit facilities could cause annual fees and borrowing rates to increase if an adverse ratings impact occurs. The impact of any future downgrade could include an increase in the costs of OGE Energy's and OG&E's short-term borrowings, but a reduction in OGE Energy's and OG&E's credit ratings by itself would not result in any defaults or accelerations.  Any future downgrade of OG&E could also lead to higher long-term borrowing costs and, if below investment grade, would require OG&E to post cash collateral or letters of credit.

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

Short-Term Debt and Credit Facility

At September 30, 2014 and December 31, 2013, there were $69.3 million and $87.2 million, respectively, in net outstanding advances from OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At September 30, 2014, there were $83.3 million in intercompany borrowings outstanding under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2014, there were $2.0 million supporting letters of credit at a weighted-average interest rate of 0.47 percent. At September 30, 2014, OG&E had $398.0 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2013 and ending December 31, 2014. OG&E has requested renewal of this authority for an additional two-year period and expects to receive approval prior to the expiration of its current authority. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year $400 million revolving credit agreement. The facility contained an option, which could be exercised up to two times, to extend the term of the facility for an additional year. Effective July 29, 2013, OG&E utilized one of those extensions to extend the maturity of its credit facility from December 13, 2016 to December 13, 2017. Effective June 24, 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. The commitment of a single existing lender with respect to approximately $8.7 million of OG&E’s credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $250 million of long-term debt in the fourth quarter of 2014 or first quarter of 2015, depending on market conditions, to fund capital expenditures, repay debt and for general corporate purposes.

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

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

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

Air

Regional Haze Control Measures

The EPA's 2005 regional haze rule is intended to protect visibility in certain national parks and wilderness areas throughout the United States that may be impacted by air pollutant emissions. On February 18, 2010, Oklahoma submitted its SIP to the EPA, which set forth the state's plan for compliance with the regional haze rule. The SIP was subject to the EPA's review and approval.

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

On December 28, 2011, the EPA issued a final rule in which it rejected the SO2 portion of the Oklahoma SIP and issued a FIP in its place. OG&E and the State of Oklahoma's subsequent appeal of the FIP with the Tenth Circuit of Appeals and the US Supreme Court ended on May 27, 2014 when the Supreme Court denied Petition for Certiorari, upholding the EPA's FIP for SO2. The FIP compliance date is now January 4, 2019.

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital costs of compliance with MATS and Regional Haze to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled for March 2015. OG&E plans to file applications in the fourth quarter of 2014 seeking related approvals from the APSC. More detail regarding planned capital expenditures for environmental compliance can be found within the table presented under the "Capital Expenditures" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I, Item 2 of this Form 10-Q.

Cross-State Air Pollution Rule

In August 2011, the EPA published its Cross-State Air Pollution Rule that would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. In December 2011, the EPA published a supplemental Cross-State Air Pollution Rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. In response to legal challenge of the final rule, on December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the Court of Appeals. On October 23, 2014, the Court of Appeals for the District of Columbia Circuit granted the EPA's request that the court lift the stay of the Cross-State Air Pollution Rule. The EPA has not yet clarified the compliance requirements under the underlying Cross-State Air Pollution Rule and the supplemental rule.

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
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club has intervened in this proceeding.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008, were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where briefing is currently scheduled to be completed before the end of 2014.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in these proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

Climate Change and Greenhouse Gas Emissions
In January 2014, the EPA published reproposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards sets separate standards for natural gas combined cycle units and coal-fired generating units. The EPA published proposed standards for existing units on June 18, 2014, and is anticipated to finalize those guidelines by June 1, 2015. As proposed by the rule, states must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA between June 2016 or June 2018 depending on whether they choose to develop a compliance plan as an individual state or as a group of states. In Oklahoma, the proposal targets a 43 percent reductions in the carbon emissions rate from existing sources. OG&E is continuing to review the rule.

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

Water

In March 2011, the EPA proposed rules to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The EPA issued a final rule on May 19, 2014. OG&E is currently evaluating the impacts of the final rule and plans to seek state approval of the compliance plan as required in 2015, at which point in time OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule.

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
10.01
Letter of extension dated as of September 8, 2014 for the OG&E's credit agreement dated as of December 13, 2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent. (Filed as Exhibit 10.02 to OGE Energy's Form 10-Q filed November 5, 2014 (File No. 1-1097) and incorporated by reference herein).

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

November 5, 2014