Form 10-K
period 2014-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 2015-02-26
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $0. As of such date, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp.
At January 30, 2015, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.
DOCUMENTS INCORPORATED BY REFERENCE
None
Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
BART	Best available retrofit technology
Bcf	Billion cubic feet
Code	Internal Revenue Code of 1986
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight Group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex	Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy
EPA	U.S. Environmental Protection Agency
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
MMBtu	Million British thermal unit
MW	Megawatt
MWH	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
Regional Haze	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers

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

OG&E Strategy

OGE Energy's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management.

OG&E is focused on:

•	Providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity.

•
Providing safe, reliable energy to the communities and customers we serve. A particular focus is on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments.

•	Maintaining strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Expanding transmission investments beyond traditional opportunities.

•	Executing on OG&E’s Environmental Compliance Plan.

•	Ensuring we have the necessary mix of generation resources to meet the long term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

General

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. As of December 31, 2014, two rural electric cooperatives in Oklahoma and western Arkansas purchased electricity from OG&E for resale. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma and 26 in Arkansas. OG&E derived 90 percent of its total electric operating revenues in 2014 from sales in Oklahoma and the remainder from sales in Arkansas.

OG&E's system control area peak demand in 2014 was 6,339 MWs on August 25, 2014. OG&E's load responsibility peak demand was 5,813 MWs on August 25, 2014. As reflected in the table below and in the operating statistics that follow, there were 28.0 million MWH system sales in 2014, 28.2 million MWH system sales in 2013 and 28.0 million MWH system sales in 2012. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2014	2014 vs. 2013 Decrease	2013	2013 vs. 2012 Increase	2012
System sales - millions of MWHs	28.0	(0.7)%	28.2	0.7%	28.0

OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.
Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. It is possible that changes in regulatory policies or advances in newer technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells will reduce costs of new technology to levels that are equal to or below that of most central station electricity production. Our ability to maintain relatively low cost, efficient and reliable operations is a significant determinate of our competitiveness.

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2014	2013	2012
ELECTRIC ENERGY (Millions of MWH)
Generation (exclusive of station use)	22.8	24.2	26.3
Purchased	8.8	6.3	5.0
Total generated and purchased	31.6	30.5	31.3
OG&E use, free service and losses	(1.4)	(1.9)	(1.9)
Electric energy sold	30.2	28.6	29.4
ELECTRIC ENERGY SOLD (Millions of MWH)
Residential	9.4	9.4	9.1
Commercial	7.2	7.1	7.0
Industrial	3.8	3.9	4.0
Oilfield	3.4	3.4	3.3
Public authorities and street light	3.2	3.2	3.3
Sales for resale	1.0	1.2	1.3
System sales	28.0	28.2	28.0
Off-system sales	2.2	0.4	1.4
Total sales	30.2	28.6	29.4
ELECTRIC OPERATING REVENUES (In millions)
Residential	$925.5	$901.4	$878.0
Commercial	583.3	554.2	523.5
Industrial	224.5	220.6	206.8
Oilfield	188.3	176.4	163.4
Public authorities and street light	220.3	214.3	202.4
Sales for resale	52.9	59.4	54.9
System sales revenues	2,194.8	2,126.3	2,029.0
Off-system sales revenues	94.1	14.7	36.5
Other	164.2	121.2	75.7
Total operating revenues	$2,453.1	$2,262.2	$2,141.2
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	697,048	690,390	683,214
Commercial	91,966	90,279	88,772
Industrial	2,901	2,921	2,957
Oilfield	6,460	6,431	6,426
Public authorities and street light	16,581	16,877	16,695
Sales for resale	26	42	46
Total	814,982	806,940	798,110
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,334.05	$1,312.59	$1,292.11
Average annual use (kilowatt-hour)	13,540	13,718	13,477
Average price per kilowatt-hour (cents)	$9.85	$9.57	$9.59

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2014, 84 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and eight percent to the FERC.

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

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with the FERC on February 24, 2014. On April 17, 2014, the FERC accepted the settlement making it effective March 1, 2014.  The reduction in revenue for 2014 was $0.9 million.

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

Integrated Resource Plans
In June 2014, OG&E initiated the process to update its Integrated Resource Plans in Oklahoma and Arkansas at OG&E's discretion. The prior Integrated Resource Plan, submitted in 2012, assumed that the Oklahoma SIP would be followed to comply with Regional Haze requirements. Subsequent to holding technical conferences and public stakeholder meetings, OG&E submitted its revised Integrated Resource Plans, which included its environmental compliance plan described below, to the OCC on August 4, 2014 and to the APSC on September 8, 2014.

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. These changes to the "right of first refusal" apply only to "new transmission facilities," which are facilities subject to evaluation or reevaluation (under the applicable local or regional transmission planning process) after November 13, 2012. On May 29, 2013, the Governor signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kilovolts that interconnect to those incumbent owners' existing facilities. OG&E believes this law is consistent with the language of Order No. 1000. On August 15, 2014, the U.S. Court of Appeals for the D.C. Circuit issued an order denying all appeals of Order No. 1000.

The FERC has issued two orders on the SPP's Order No. 1000 compliance filings. In its most recent order, issued October 16, 2014, the FERC confirmed that “right of first refusal” language should be removed from the SPP tariff and Membership Agreement as applied to most transmission facilities, but that several types of facilities would remain subject to a right of first refusal. Projects that retained the right of first refusal included facilities that would operate below 100 kilovolts, facilities selected as part of the SPP’s Aggregate Study process, and short-term reliability projects. The FERC also approved SPP’s new competitive solicitation process for projects that are not subject to a right of first refusal. FERC found that SPP may consider state and local laws and regulations when deciding whether SPP will hold a competitive solicitation for a proposed project. On December 15, 2014, OG&E filed an appeal in the District of Columbia Circuit Court of Appeals of a portion of the October 2014 FERC order requiring removal of the right of first refusal language from the Membership Agreement. The court has not yet acted on OG&E's appeal.

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

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled to commence on March 3, 2015. Multiple parties advocating a variety of positions  have intervened in the proceeding. OG&E expects a ruling from the OCC in the second quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the first quarter of 2015 seeking related approvals from the APSC.
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

Regulatory Assets and Liabilities
OG&E, as a regulated utility, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates.  Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates.  Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates.

At December 31, 2014 and 2013, OG&E had regulatory assets of $508.6 million and $427.9 million, respectively, and regulatory liabilities of $287.4 million and $254.4 million, respectively. See Note 1 of Notes to Financial Statements for a further discussion.
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

Fuel Supply and Generation
In 2014, 61 percent of the OG&E-generated energy was produced by coal-fired units, 32 percent by natural gas-fired units and seven percent by wind-powered units. Of OG&E's 6,845 total MW capability reflected in the table under Item 2. Properties, 3,880 MWs, or 57 percent, are from natural gas generation, 2,516 MWs, or 37 percent, are from coal generation and 449 MWs, or six percent, are from wind generation. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In Kilowatt-Hour - cents)	2014	2013	2012	2011	2010
Natural gas	4.506	3.905	2.930	4.328	4.638
Coal	2.152	2.273	2.310	2.064	1.911
Weighted average	2.752	2.784	2.437	2.897	3.012
The decrease in the weighted average cost of fuel in 2014 as compared to 2013 was primarily due to less natural gas used, offset by higher natural gas prices. The increase in the weighted average cost of fuel in 2013 as compared to 2012 was primarily due to higher gas prices. The decrease in the weighted average cost of fuel in 2012 as compared to 2011 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2011 as compared to 2010 was primarily due to lower natural gas prices and less natural gas used. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
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

Coal
All of OG&E's coal-fired units, with an aggregate capability of 2,516 MWs, are designed to burn low sulfur western sub-bituminous coal. OG&E has contracted for approximately 82 percent of its forecasted annual coal usage via multi-year contracts that expire in 2016. Approximately 10 percent of 2015's usage will be contracted, but undelivered coal from 2014. The remainder of the forecast needs will be procured via the spot market if necessary. In 2014, OG&E purchased 8.2 million tons of coal from various Wyoming suppliers. The combination of all coal has a weighted average sulfur content of 0.23 percent. Based upon the average sulfur content and EPA certified emission data, OG&E's coal units have an approximate emission rate of 0.5 lbs. of SO2 per MMBtu. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," emission limits are expected to become more stringent.
During 2014, railroad cycle times for deliveries of coal to OG&E’s Sooner power plant were higher than historical cycle times.  As a result, coal inventory at Sooner is below OG&E’s targeted inventory level.  Currently, railroad cycle times are improving and OG&E believes the coal inventory level at Sooner will begin to revert towards OG&E’s targeted level during 2015.

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

On March 17, 2014, OG&E entered into a new five year firm no-notice load following gas transportation contract with Enable effective May 1, 2014.
Wind
OG&E's current wind power portfolio includes the following, in addition to the 120 MW Centennial, 101 MW OU Spirit and 227.5 MW Crossroads wind farms owned by OG&E: (i) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (ii) access to up to 152 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2030, (iii) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2030 and (iv) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2015 will be approximately $136.0 million, of which $116.0 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2016 will be approximately $159.0 million, of which $139.0 million is for capital expenditures.  The amounts above include capital expenditures for low NOX burners, activated carbon injection and scrubbers. OG&E's management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2015 through 2019 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2015	2016	2017	2018	2019
Base Transmission	$40	$30	$30	$30	$30
Base Distribution	175	175	175	175	175
Base Generation	90	75	75	75	75
Other	50	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	355	305	305	305	305
Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	20	20	20	20	20
SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	50	55	45	30	80
Other Projects:
Smart Grid Program	10	10	—	—	—
Environmental - low NOX burners (D)	35	20	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	60	115	75	215	55
Combustion turbines - Environmental Compliance Plan	15	45	175	165	—
Total Other Projects	140	190	260	420	90
Total Known and Committed Projects	190	245	305	450	170
Total	$545	$550	$610	$755	$475

(A)	Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 13 of Notes to Financial Statements under "Environmental Compliance Plan" in Item 8 of Part II of this Form 10-K, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Pension and Postretirement Benefit Plans

During 2013, OGE Energy made contributions to its Pension Plan of $35 million, of which none was OG&E's portion. During 2014, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not yet determined whether it will need to make any contributions to the Pension Plan in 2015. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of OGE Energy's pension and postretirement benefit plans.

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

Short-Term Debt and Credit Facility

At December 31, 2014, there were $215.6 million in advances to OGE Energy as compared to $87.2 million in outstanding advances from OGE Energy in 2013. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018.  At December 31, 2014, there were no intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2014, there was $2.0 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2014.  At December 31, 2014, OG&E had $398.0 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. See Note 10 of Notes to Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreement from December 13, 2016 to December 13, 2017. In the second quarter of 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2014, the commitment of a single existing lender with respect to approximately $8.7 million of OG&E's credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55 percent senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

On December 11, 2014, OG&E completed the issuance of $250 million of 4.00 percent Senior Notes, Series due December 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

Redemption of Long-Term Debt

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million was deferred and will be amortized through March 2044 to match the expected regulatory treatment.

EMPLOYEES
OG&E had 1,884 employees at December 31, 2014.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 26, 2015:

Name	Age	Title
Peter B. Delaney	61	Chairman of the Board and Chief Executive Officer
Sean Trauschke	47	President
E. Keith Mitchell	52	Chief Operating Officer
Stephen E. Merrill	50	Chief Financial Officer
William J. Bullard	66	General Counsel
Scott Forbes	57	Controller and Chief Accounting Officer
Patricia D. Horn	56	Vice President - Governance and Corporate Secretary
Jesse B. Langston	52	Vice President - Retail Energy
Jean C. Leger, Jr.	56	Vice President - Utility Operations
Cristina F. McQuistion	50	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer
Jerry A. Peace	52	Chief Generation Planning and Procurement - OG&E
Paul L. Renfrow	58	Vice President - Public Affairs and Corporate Administration
Charles B. Walworth	40	Treasurer

No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Delaney, Merrill, Trauschke, Bullard, Forbes, Renfrow, Walworth and Ms. Horn are also officers of OGE Energy. Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareowners of OGE Energy, currently scheduled for May 14, 2015.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Peter B. Delaney	2012 - 2014:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2010 - 2011:	Chairman of the Board and Chief Executive Officer of OGE Energy Corp.
Sean Trauschke	2014 - Present:	President of OGE Energy Corp.
	2014:	Chief Financial Officer of OGE Energy Corp.
	2010 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	2015 - Present	Chief Operating Officer of OG&E
	2013 - 2015:	Chief Operating Officer of Enable GP, LLC
	2011 - 2013:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
	2010 - 2011:	Senior Vice President and Chief Operating Officer of Enogex LLC
Stephen E. Merrill	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - 2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable GP LLC
	2011 - 2013:	Chief Operating Officer of Enogex LLC
	2010 - 2011:	Vice President - Human Resources of OGE Energy Corp.
William J. Bullard	2010 - Present:	Assistant General Counsel of OGE Energy Corp.
Scott Forbes	2010 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
	2012 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
	2010 - 2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp.
Jesse B. Langston	2010 - Present:	Vice President - Retail Energy of OG&E
Jean C. Leger, Jr.	2010 - Present:	Vice President - Utility Operations of OG&E
Cristina F. McQuistion	2014 - Present:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2011 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
	2010 - 2011:	Vice President - Process and Performance Improvement of OGE Energy Corp. and OG&E
Jerry A. Peace	2014 - Present:	Chief Generation Planning and Procurement Officer of OG&E
	2010 - 2014:	Chief Risk Officer of OGE Energy Corp.
Paul L. Renfrow	2014 - Present:	Vice President - Public Affairs and Corporate Administration of OGE Energy Corp.
	2014:	Vice President - Public Affairs, HR, HS&E and Regulatory of OGE Energy Corp.
	2012 - 2014:	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp.
	2011 - 2012:	Vice President - Public Affairs and Human Resources of OGE Energy Corp.
	2010 - 2011:	Vice President - Public Affairs of OGE Energy Corp.
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp
	2012 - 2014:	Assistant Treasurer of OGE Energy Corp.
	2010 - 2012:	Senior Manager Finance of OGE Energy Corp.
	2010:	Manager Corporate Finance of OGE Energy Corp.

ACCESS TO SECURITIES AND EXCHANGE COMMISSION FILINGS

OGE Energy's web site address is www.oge.com. Through OGE Energy's website under the heading "Corporate," "Investor Relations," "SEC Filings," OGE Energy makes available, free of charge, OGE Energy's and OG&E's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K.

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

OG&E is currently a vertically integrated electric utility. Most of its revenue results from the sale of electricity to retail customers subject to bundled rates that are approved by the applicable state utility commission and from the sale of electricity to wholesale customers subject to rates and other matters approved by the FERC.

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

We are subject to extensive Federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations". As discussed in "Pending Regulatory Matters", OG&E is required to comply with the EPA's FIP by January 4, 2019 and has in response to this requirement, filed an application with the OCC for approval of its plan to comply with the EPA's MATS and Regional Haze FIP.

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

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry operations practices. These activities are subject to stringent and complex Federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way it can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

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

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. On March 1, 2014, the SPP implemented and the FERC approved regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights.  Collectively the three markets operate together under the global name, SPP Integrated Marketplace.  OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its’ customers.  OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities.  OG&E records SPP Integrated Marketplace transactions as sales or purchases with results reported as Operating Revenues or Cost of Goods Sold in its Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

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

As a result of accounting irregularities at public companies in general, and energy companies in particular, and investigations by governmental authorities into energy trading activities, public companies, including those in the regulated and unregulated utility business, have been under public and regulatory scrutiny and suspicion.  The accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and relationships between companies and their independent auditors.  The capital markets and rating agencies also have increased their level of scrutiny.  We believe that we are complying with all applicable laws and accounting standards, but it is difficult or impossible to predict or control what effect these types of events may have on our business, financial position, cash flows or access to the capital markets.  It is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or our operations specifically.  Any new accounting standards could affect the way we are required to record revenues, expenses, assets, liabilities and equity.  These changes in accounting standards could lead to negative impacts on reported earnings or decreases in assets or increases in liabilities that could, in turn, affect our results of operations and cash flows.

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

OG&E's electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased purchase power costs.

OG&E owns and operates coal-fired, natural gas-fired and wind-powered generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels.  Included among these risks are:

•	increased prices for fuel and fuel transportation as existing contracts expire;

•	facility shutdowns due to a breakdown or failure of equipment or processes or interruptions in fuel supply;

•	operator error or safety related stoppages;

•	disruptions in the delivery of electricity; and

•	catastrophic events such as fires, explosions, tornadoes, floods, earthquakes or other similar occurrences.

Changes in technology and regulatory policies may cause our generating facilities to be less competitive.

OG&E primarily generates electricity at large central facilities. This method typically results in economies of scale and lower costs than newer technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in technologies or changes in regulatory policies will reduce costs of new technology to levels that are equal to or below that of most central station electricity production, which could have a material adverse effect on our results of operations.

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

In addition, economic conditions, particularly budget shortfalls, could lead to increased pressure on Federal, state and local governments to raise additional funds, including through increased corporate taxes and/or through delaying, reducing or eliminating tax credits, grants or other incentives, which could have a material adverse impact on our results of operations and cash flows.

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

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our financial position, results of operations or cash flow.

OGE Energy has a Pension Plan that covers a significant amount of our employees hired before December 1, 2009.  OGE Energy also has defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2014, OGE Energy expects to continue to make future contributions to maintain required funding levels.  At times, it has been OGE Energy's practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. We may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 33 percent of our current employees will be eligible to retire with full pension benefits.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,845 MWs at December 31, 2014. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2014 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	6.7%		492
	1GT	1971	Combustion-Turbine	Gas	0.1%	(B)	—
	2	1973	Steam-Turbine	Gas	7.0%		500
	3	1975	Steam-Turbine	Gas/Oil	9.2%		498	1,490
Muskogee	4	1977	Steam-Turbine	Coal	62.2%		487
	5	1978	Steam-Turbine	Coal	74.6%		503
	6	1984	Steam-Turbine	Coal	35.9%		485	1,475
Sooner	1	1979	Steam-Turbine	Coal	50.8%		521
	2	1980	Steam-Turbine	Coal	67.1%		520	1,041
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	13.0%		166
	7	1963	Combined Cycle	Gas/Oil	15.9%		221
	8	1969	Steam-Turbine	Gas	6.9%		411
	9	2000	Combustion-Turbine	Gas	9.9%	(B)	46
	10	2000	Combustion-Turbine	Gas	11.1%	(B)	45	889
Redbud (C)	1	2003	Combined Cycle	Gas	44.1%		151
	2	2003	Combined Cycle	Gas	61.8%		153
	3	2003	Combined Cycle	Gas	63.9%		152
	4	2003	Combined Cycle	Gas	51.1%		151	607
Mustang	1	1950	Steam-Turbine	Gas	4.8%	(B)	51
	2	1951	Steam-Turbine	Gas	5.1%	(B)	51
	3	1955	Steam-Turbine	Gas	8.7%		117
	4	1959	Steam-Turbine	Gas	10.6%		257
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	0.7%	(B)	34
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	0.8%	(B)	33	543
McClain (D)	1	2001	Combined Cycle	Gas	56.6%		351	351
Total Generating Capability (all stations, excluding wind stations)								6,396

						2014 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	46.0%	2.3	227.5
Centennial		2007	Laverne, OK	80	Wind	36.0%	1.5	120.0
OU Spirit		2009	Woodward, OK	44	Wind	39.1%	2.3	101.2
Total Generating Capability (wind stations)								448.7

(A)	2014 Capacity Factor = 2014 Net Actual Generation / (2014 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours)).

(B)	Peaking units are used when additional short-term capacity is required.

(C)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(D)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

At December 31, 2014, OG&E's transmission system included: (i) 53 substations with a total capacity of 13.0 million kilovolt-amps and 4,888 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.4 million kilovolt-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 354 substations with a total capacity of 9.7 million kilovolt-amps, 29,197 structure miles of overhead lines, 2,369 miles of underground conduit and 10,646 miles of underground conductors in Oklahoma and (ii) 31 substations with a total capacity of 1.0 million kilovolt-amps, 2,778 structure miles of overhead lines, 243 miles of underground conduit and 694 miles of underground conductors in Arkansas.

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

During the three years ended December 31, 2014, OG&E's gross property, plant and equipment (excluding construction work in progress) additions were $2.3 billion and gross retirements were $260.2 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy), long-term borrowings and permanent financings. The additions during this three-year period amounted to 23.3 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2014.

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
In 2014, 2013 and 2012, OG&E declared dividends to OGE Energy of $120.0 million, $170.0 million and $75.0 million, respectively.

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31	2014	2013	2012	2011	2010
SELECTED FINANCIAL DATA
(In millions)

Results of Operations Data:
Operating revenues	$2,453.1	$2,262.2	$2,141.2	$2,211.5	$2,109.9
Cost of sales	1,106.6	965.9	879.1	1,013.5	1,000.2
Operating expenses	808.5	771.0	772.7	725.7	696.0
Operating income	538.0	525.3	489.4	472.3	413.7
Allowance for equity funds used during construction	4.2	6.6	6.2	20.4	11.4
Other income	4.8	8.1	8.2	8.5	6.6
Other expense	1.9	4.6	4.3	8.4	1.6
Interest expense	141.5	129.3	124.6	111.6	103.4
Income tax expense	111.6	113.5	94.6	117.9	111.0
Net income	$292.0	$292.6	$280.3	$263.3	$215.7
Balance Sheet Data (at period end):
Property, plant and equipment, net	$6,941.5	$6,634.6	$6,044.1	$5,550.9	$4,877.3
Total assets	$8,266.2	$7,694.9	$7,222.4	$6,620.9	$5,898.1
Long-term debt	$2,655.3	$2,300.2	$2,050.3	$2,039.2	$1,790.4
Total stockholder's equity	$3,004.2	$2,829.3	$2,703.1	$2,494.0	$2,178.1
Capitalization Ratios (A)
Stockholder's equity	53.1%	55.2%	56.9%	55.0%	54.9%
Long-term debt	46.9%	44.8%	43.1%	45.0%	45.1%
Ratio of Earnings to Fixed Charges (B)
Ratio of earnings to fixed charges	3.73	3.96	3.87	4.01	3.90

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

Overview

OG&E Strategy

OGE Energy's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management.

OG&E is focused on:

•	Providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity.

•
Providing safe, reliable energy to the communities and customers we serve. A particular focus is on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments.

•	Maintaining strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Expanding transmission investments beyond traditional opportunities.

•	Executing on OG&E’s Environmental Compliance Plan.

•	Ensuring we have the necessary mix of generation resources to meet the long term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

Summary of Operating Results

2014 compared to 2013. OG&E reported net income of $292.0 million and $292.6 million, respectively, in 2014 and 2013, a decrease of $0.6 million, or 0.2 percent, reflecting an increase in depreciation expense due to additional assets being placed in service in 2014, a decrease in gross margin related to milder weather compared to 2013, an increase in other operation and maintenance expense and an increase in interest expense related to the issuance of debt. Partially offsetting these items was an increase in wholesale transmission revenues, an increase in customer growth and a decrease in incentive compensation

2013 compared to 2012. OG&E reported net income of $292.6 million and $280.3 million, respectively, in 2013 and 2012, an increase of $12.3 million, or 4.4 percent, driven by higher gross margin primarily related to increased wholesale transmission revenue and lower other operation and maintenance expense, partially offset by higher interest expense related to the issuance of debt in May 2013

2015 Outlook

OG&E projects to earn approximately $282 million to $298 million, in 2015 and is based on the following assumptions:

•	Normal weather patterns are experienced for the remainder of the year;

•	Gross margin on revenues of approximately $1.375 billion to $1.385 billion based on sales growth of approximately 1 percent on a weather-adjusted basis;

•	Approximately $114 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	Operating expenses of approximately $844 million to $861 million, with operation and maintenance expenses comprising 54 percent of the total;

•	Interest expense of approximately $146 million which assumes a $5 million allowance for borrowed funds used during construction reduction to interest expense;

•	Other income of approximately $17 million including approximately $9 million of allowance for equity funds used during construction; and

•	An effective tax rate of approximately 27 percent.

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

Reconciliation of gross margin to revenue:

Twelve Months Ended
(Dollars in Millions)	December 31, 2015 (A)
Operating revenues	$2,188
Cost of sales	808
Gross Margin	$1,380

(A)	Based on the midpoint of OG&E earnings guidance for 2015.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the years ended December 31, 2014, 2013 and 2012 and OG&E's financial position at December 31, 2014 and 2013.  The following information should be read in conjunction with the Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year ended December 31 (In millions)	2014	2013	2012
Net income	$292.0	$292.6	$280.3

Year ended December 31 (Dollars in millions)	2014	2013	2012
Operating revenues	$2,453.1	$2,262.2	$2,141.2
Cost of sales	1,106.6	965.9	879.1
Other operation and maintenance	453.2	438.8	446.3
Depreciation and amortization	270.8	248.4	248.7
Taxes other than income	84.5	83.8	77.7
Operating income	538.0	525.3	489.4
Allowance for equity funds used during construction	4.2	6.6	6.2
Other income	4.8	8.1	8.2
Other expense	1.9	4.6	4.3
Interest expense	141.5	129.3	124.6
Income tax expense	111.6	113.5	94.6
Net income	$292.0	$292.6	$280.3
Operating revenues by classification
Residential	$925.5	$901.4	$878.0
Commercial	583.3	554.2	523.5
Industrial	224.5	220.6	206.8
Oilfield	188.3	176.4	163.4
Public authorities and street light	220.3	214.3	202.4
Sales for resale	52.9	59.4	54.9
System sales revenues	2,194.8	2,126.3	2,029.0
Off-system sales revenues	94.1	14.7	36.5
Other	164.2	121.2	75.7
Total operating revenues	$2,453.1	$2,262.2	$2,141.2
Reconciliation of gross margin to revenue:
Operating revenues	$2,453.1	$2,262.2	$2,141.2
Cost of sales	1,106.6	965.9	879.1
Gross Margin	$1,346.5	$1,296.3	$1,262.1
MWH sales by classification (In millions)
Residential	9.4	9.4	9.1
Commercial	7.2	7.1	7.0
Industrial	3.8	3.9	4.0
Oilfield	3.4	3.4	3.3
Public authorities and street light	3.2	3.2	3.3
Sales for resale	1.0	1.2	1.3
System sales	28.0	28.2	28.0
Off-system sales	2.2	0.4	1.4
Total sales	30.2	28.6	29.4
Number of customers	814,982	806,940	798,110
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	4.506	3.905	2.930
Coal	2.152	2.273	2.310
Total fuel	2.752	2.784	2.437
Total fuel and purchased power	3.493	3.178	2.806
Degree days (A)
Heating - Actual	3,569	3,673	2,667
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	2,114	2,106	2,561
Cooling - Normal	2,092	2,092	2,092

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

2014 compared to 2013. OG&E's net income decreased 0.6 million, or 0.2 percent, in 2014 as compared to 2013 primarily due to higher gross margin, which was almost offset by higher other operations and maintenance expense, higher depreciation and amortization expense, and interest expense.
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

Operating revenues were $2,453.1 million in 2014 as compared to $2,262.2 million in 2013, an increase of $190.9 million, or 8.4 percent. Cost of sales were $1,106.6 million in 2014 as compared to $965.9 million in 2013, an increase of $140.7 million, or 14.6 percent. Gross margin was $1,346.5 million in 2014 as compared to $1,296.3 million in 2013, an increase of $50.2 million, or 3.9 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$43.8
New customer growth	13.8
Price variance (B)	6.8
Non-residential demand and related revenues	1.4
Other	(1.7)
Quantity variance (primarily weather)	(13.9)
Change in gross margin	$50.2

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)
Increased due to higher rider revenues primarily from the Oklahoma Demand Program rider, the Oklahoma Storm Recovery rider and the Arkansas Demand Program rider partially offset by lower rider revenues from the Oklahoma Crossroads rider, Oklahoma Smart Grid rider, Oklahoma System Hardening rider and the Arkansas Crossroads rider.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $627.5 million in 2014 as compared to $672.7 million in 2013, a decrease of $45.2 million, or 6.7 percent, primarily due to lower natural gas used offset by higher natural gas prices. In 2014, OG&E's fuel mix was 61 percent coal, 32 percent natural gas and seven percent wind. In 2013, OG&E's fuel mix was 53 percent coal, 40 percent natural gas and seven percent wind. Purchased power costs were $444.1 million in 2014 as compared to $267.6 million in 2013, an increase of $176.5 million, or 66.0 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission related charges were $35.0 million in 2014 as compared to $25.6 million in 2013, an increase of $9.4 million, or 36.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expenses were $453.2 million in 2014 as compared to $438.8 million in 2013, an increase of $14.4 million, or 3.3 percent. The below factors contributed to the change in other operations and maintenance expense:

$ Change
(In millions)
Reduction in capitalized labor (A)	$11.4
Corporate overhead and allocations (B)	4.0
Contract professional services (primarily marketing services)	3.8
Ongoing maintenance at power plants	3.5
Other marketing, sales and commercial (C)	2.3
Software expense (D)	2.3
Fees, permits and licenses (E)	2.3
Vegetation management (F)	(4.5)
Employee benefits (G)	(4.9)
Salaries and wages (H)	(5.8)
Change in other operation and maintenance expense	$14.4

(A)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(B)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider partially offset by a reduction in media services expense.

(D)	Increased as a result of higher expenditures related to Smart Grid software.

(E)	Increased primarily due to higher SPP administration and assessment fees.

(F)	Decreased primarily due to increased spending on system hardening in 2013 which includes costs that are being recovered through a rider.

(G)	Decreased primarily due to lower pension expense, postretirement and other benefits.

(H)	Decreased primarily due to incentive compensation and lower overtime wages partially offset by higher regular salaries and wages.

Depreciation and amortization expense was $270.8 million in 2014 as compared to $248.4 million in 2013, an increase of $22.4 million, or 9.0 percent, primarily due to additional assets being placed in service primarily related to transmission lines being placed in service throughout 2013 and 2014, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014. These were offset by the pension regulatory asset which was fully amortized in July 2013.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $4.2 million in 2014 as compared to $6.6 million in 2013, a decrease of $2.4 million or 36.4 percent, primarily due to lower construction work in progress balances resulting from transmission projects being placed in service in 2014.

Other Income. Other income was $4.8 million in 2014 as compared to $8.1 million in 2013, a decrease of $3.3 million or 40.7 percent, primarily due to decreased margins recognized in the guaranteed flat bill program during 2014 as a result of cooler weather in the first quarter as compared to the same period in 2013 along with a decrease in the tax gross up related to the allowance for equity funds used during construction.

Other Expense. Other expense was $1.9 million in 2014 as compared to $4.6 million in 2013, a decrease of $2.7 million or 58.7 percent, primarily due to decreased charitable donations during 2014.

Interest Expense. Interest expense was $141.5 million in 2014 as compared to $129.3 million in 2013, an increase of $12.2 million, or 9.4 percent, primarily due to a $9.1 million increase in interest on long term debt related to a $250 million debt issuance that occurred in May 2013, a $250 million debt issuance that occurred in March 2014 and an additional $250 million debt issuance that occurred in December 2014 partially offset by the early redemption of $140 million senior notes in August

2014. In addition, there was a $2.0 million increase reflecting a reduction in 2013 interest expense related to tax matters offset by a decrease in the allowance for borrowed funds used during construction of $1.0 million.

Income Tax Expense. Income tax expense was $111.6 million in 2014 as compared to $113.5 million in 2013, a decrease of $1.9 million, or 1.7 percent. The reduction reflects lower pretax income partially offset by a reduction in state tax credits recognized during the year and an increase in Federal credits recognized.
2013 compared to 2012.  OG&E's net income increased $12.3 million, or 4.4 percent, in 2013 as compared to 2012 primarily due to higher gross margin and lower other operations and maintenance expense, offset in part by higher interest expense and income taxes.

Gross Margin

Operating revenues were $2,262.2 million in 2013 as compared to $2,141.2 million in 2012, an increase of $121.0 million, or 5.7 percent. Cost of sales were $965.9 million in 2013 as compared to $879.1 million in 2012, an increase of $86.8 million, or 9.9 percent. Gross margin was $1,296.3 million in 2013 as compared to $1,262.1 million in 2012, an increase of $34.2 million, or 2.7 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$44.9
New customer growth	10.9
Other	1.8
Non-residential demand and related revenues	0.1
Quantity variance (primarily weather)	(6.4)
Price variance (B)	(17.1)
Change in gross margin	$34.2

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)	Decreased primarily due to sales and customer mix.

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

Income Tax Expense. Income tax expense was $113.5 million in 2013 as compared to $94.6 million in 2012, an increase of $18.9 million, or 20.0 percent. The increase in income tax expense was primarily due to higher pre-tax income and a reserve related to a portion of the Oklahoma investment tax credits generated in years prior to 2013 but not yet utilized.

Off-Balance Sheet Arrangement

Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,387 coal rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E has a unilateral right to terminate this lease upon a 6-month notice effective April 2016.

On October 14, 2014, OG&E signed a three-year lease effective beginning December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

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

The balance of Advances to Parent was $215.6 million at December 31, 2014 with no balance at December 31, 2013, primarily due to proceeds received from a $250 million bond issuance in December 2014.

The balance of Fuel Inventories was $58.5 million and $74.4 million at December 31, 2014 and 2013, respectively, a decrease of $15.9 million, or 21.4 percent, primarily due to lower coal inventory balances at OG&E's coal fired plants resulting from higher generation related to OG&E's participation in the Integrated Market along with lower deliveries due to market constraints.

The balance of Deferred Income Tax assets was $170.8 million and $189.2 million at December 31, 2014 and 2013, respectively, a decrease of $18.4 million, or 9.7 percent, primarily due to a decrease in deferred income taxes reflecting the expected utilization of net operating losses.

The balance of Fuel Clause Under Recoveries was $68.3 million and $26.2 million at December 31, 2014 and 2013, respectively, an increase of $42.1 million, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Accounts Payable was $163.3 million and $239.0 million at December 31, 2014 and 2013, respectively, a decrease of $75.7 million, or 31.7 percent, primarily due to a decrease of fuel and purchased power mainly due to participation in the SPP Integrated Marketplace along with milder weather in 2014. Additionally, there was a decrease in accounts payable related to the timing of vendor payments.

Advances from Parent had no balance as of December 31, 2014 compared to $87.2 million at December 31, 2013, primarily due to proceeds received from $250 million bond issuance that was used to pay off advances to OGE Energy.

Cash Flows

				2014 vs. 2013		2013 vs. 2012
Year ended December 31 (In millions)	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$587.7	$545.1	$737.4	$42.6	7.8%	$(192.3)	(26.1)%
Net cash used in investing activities	(564.7)	(796.8)	(676.3)	232.1	29.1%	(120.5)	17.8%
Net cash (used in) provided from financing activities	(23.0)	251.7	(61.1)	(274.7)	*	312.8	*
* Percentage is greater than 100 percent.

Operating Activities

The increase of $42.6 million, or 7.8 percent, in net cash provided from operating activities in 2014 as compared to 2013 was primarily due to:

•	the absence of fuel refunds to customers during the twelve months ended December 31, 2014, partially offset by fuel under recoveries in the same period; and

•	an increase in cash received during the twelve months ended December 31, 2014 from transmission revenue.

These increases were partially offset by an increase in amounts paid to vendors.

The decrease of $192.3 million, or 26.1 percent, in net cash provided from operating activities in 2013 as compared to 2012 was primarily due to fuel refunds in 2013 as compared to higher fuel recoveries in 2012.

Investing Activities

The decrease of $232.1 million, or 29.1 percent, in net cash used in investing activities in 2014 as compared to 2013 was primarily due to lower levels of capital expenditures due to a decrease in transmission projects.

The increase of $120.5 million, or 17.8 percent, in net cash used in investing activities in 2013 as compared to 2012 primarily related to increased capital expenditures in 2013 related to various transmission projects.

Financing Activities

The increase of $274.7 million in net cash used in financing activities in 2014 as compared to 2013 was primarily due to:

•	a decrease in net advances with OGE Energy during 2014

•	the payment of $140 million in long-term debt; and

•	an increase in dividend payments in 2014.

These increases were partially offset by proceeds received from the issuance of long-term debt.

The increase of $312.8 million in net cash provided from financing activities in 2013 as compared to 2012 was primarily due to:

•	proceeds received from the issuance of long-term debt in May 2013; and

•	an increase in net advances with OGE Energy during 2013.

These increases in net cash provided from financing activities were partially offset by dividend payments in 2013.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2015 through 2019 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2015	2016	2017	2018	2019
Base Transmission	$40	$30	$30	$30	$30
Base Distribution	175	175	175	175	175
Base Generation	90	75	75	75	75
Other	50	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	355	305	305	305	305
Known and Committed Projects:
Transmission Projects:
Regionally Allocated Base Projects (A)	20	20	20	20	20
SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	50	55	45	30	80
Other Projects:
Smart Grid Program	10	10	—	—	—
Environmental - low NOX burners (D)	35	20	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	60	115	75	215	55
Combustion turbines - Environmental Compliance Plan	15	45	175	165	—
Total Other Projects	140	190	260	420	90
Total Known and Committed Projects	190	245	305	450	170
Total	$545	$550	$610	$755	$475

(A)	Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 13 of Notes to Financial Statements under "Environmental Compliance Plan" in Item 8 of Part II of this Form 10-K, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Contractual Obligations

The following table summarizes OG&E's contractual obligations at December 31, 2014.  See OG&E's Statements of Capitalization and Note 12 of Notes to Financial Statements for additional information.

(In millions)	2015	2016-2017	2018-2019	After 2019	Total
Maturities of long-term debt (A)	$0.2	$235.3	$500.2	$1,929.9	$2,665.6
Operating lease obligations
Railcars	4.5	29.7	—	—	34.2
Wind farm land leases	2.1	4.5	4.8	46.4	57.8
Total operating lease obligations	6.6	34.2	4.8	46.4	92.0
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	85.2	164.0	148.4	167.4	565.0
Expected cogeneration energy payments	74.4	159.7	174.8	235.9	644.8
Minimum fuel purchase commitments	389.3	290.2	—	—	679.5
Expected wind purchase commitments	58.4	119.6	117.5	308.6	604.1
Long-term service agreement commitments	2.5	5.3	46.9	142.3	197.0
Environmental compliance plan expenditures	66.5	255.7	54.0	—	376.2
Total other purchase obligations and commitments	676.3	994.5	541.6	854.2	3,066.6
Total contractual obligations	683.1	1,264.0	1,046.6	2,830.5	5,824.2
Amounts recoverable through fuel adjustment clause (B)	(526.6)	(599.2)	(292.3)	(544.5)	(1,962.6)
Total contractual obligations, net	$156.5	$664.8	$754.3	$2,286.0	$3,861.6

(A)
Maturities of OG&E's long-term debt during the next five years consist of $0.2 million, $110.2 million, $125.1 million, $250.1 million and $250.1 million in years 2015, 2016, 2017, 2018 and 2019, respectively.

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

Pension and Postretirement Benefit Plans

At December 31, 2014, 33.0 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in U.S Government securities, bonds, debentures and notes, a commingled fund and a common collective trust as presented in Note 11 of Notes to Financial Statements.  In 2014, asset returns on the Pension Plan were 12.8 percent due to the gains in fixed income and equity investments.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased.  During 2013, OGE Energy made contributions to its Pension Plan of $35 million of which none was OG&E's portion. The level of funding is dependent on returns on plan assets and future discount rates. During 2014, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not yet determined whether it will need to make any contributions to the Pension Plan in 2015. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2014 and 2013. These amounts have been recorded in Accrued

Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheet as discussed in Note 1 of Notes to Financial Statements. The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2014	2013	2014	2013	2014	2013
Benefit obligations	$543.5	$503.6	$2.8	$2.1	$217.6	$202.4
Fair value of plan assets	532.5	516.5	—	—	54.2	56.7
Funded status at end of year	$(11.0)	$12.9	$(2.8)	$(2.1)	$(163.4)	$(145.7)

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

2014 Capital Requirements, Sources of Financing and Financing Activities
Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $705.6 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $87.4 million resulting in total net capital requirements and contractual obligations of $793.0 million in 2014, of which $31.5 million was to comply with environmental regulations. This compares to net capital requirements of $797.7 million and net contractual obligations of $89.2 million totaling $886.9 million in 2013, of which $42.0 million was to comply with environmental regulations.
In 2014, OG&E's sources of capital were cash generated from operations and proceeds from the issuance of short- and long - term debt. Changes in working capital reflect the seasonal nature of OG&E's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55 percent senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

On December 11, 2014, OG&E completed the issuance of $250 million of 4.000 percent Senior Notes, Series due December 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

Redemption of Long-Term Debt

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million was deferred and will be amortized through March 2044 to match the expected regulatory treatment.

The Dodd-Frank Act

Derivative instruments are utilized in managing OG&E's commodity price exposures. On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act provides for a new regulatory regime for derivatives, including mandatory clearing of certain swaps and margin requirements. The Dodd-Frank Act contains provisions that should exempt certain derivatives end-users such as OG&E from much of the clearing requirements. The regulations require that the decision on whether to use the end-user exception from mandatory clearing for derivative transactions be reviewed and approved by an "appropriate committee" of the Board of Directors. On January 12, 2015, President Obama signed into law an amendment to the Dodd-Frank Act that exempts from margin requirements swaps used by end-users to hedge or mitigate commercial risk. There are, however, some rulemakings that have no yet been finalized. Even if OG&E qualifies for the end-user exception to clearing and margin requirements are not imposed on end-users, its derivative counterparties may be subject to new capital, margin and business conduct requirements as a result of the new regulations, which may increase OG&E's transaction costs or make it more difficult to enter into derivative transactions on favorable terms. OG&E's inability to enter into derivative transactions on favorable terms, or at all, could increase operating expenses and put OG&E at increased exposure to risks of adverse changes in commodities prices. The impact of the provisions of the Dodd-Frank Act on OG&E cannot be fully determined at this time due to uncertainty over forthcoming regulations and potential changes to the derivatives markets arising from new regulatory requirements.

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

Short-Term Debt and Credit Facility

At December 31, 2014, there were $215.6 million in advances to OGE Energy as compared to $87.2 million in outstanding advances from OGE Energy in 2013. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018.  At December 31, 2014, there were no intercompany borrowings under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2014, there was $2.0 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2014.  At December 31, 2014, OG&E had $398.0 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. See Note 10 of Notes to Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreement from December 13, 2016 to December 13, 2017. In the second quarter of 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2014, the commitment of a single existing lender with respect to approximately $8.7 million of OG&E's credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

Critical Accounting Policies and Estimates

The Financial Statements and Notes to Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, and depreciable lives of property, plant and equipment, the existence of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with OGE Energy's Audit Committee. OG&E discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 of Notes to Financial Statements.

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

Asset Retirement Obligations

OG&E has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from 4 to 74 years.  The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

Hedging Policies

From time to time, OG&E may engage in cash flow and fair value hedge transactions to modify interest rate exposure and not to modify the overall leverage of the debt portfolio.

Hedges are evaluated prior to execution with respect to the impact on the volatility of forecasted earnings and are evaluated at least quarterly after execution for the impact on earnings.

Regulatory Assets and Liabilities

OG&E, as a regulated utility, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates.  Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates.  Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates. The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost.

Unbilled Revenues

OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month.  Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Operating Revenues on the Statements of Income based on estimates of usage and prices during the period. At December 31, 2014, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.3 million.  At December 31, 2014 and 2013, Accrued Unbilled Revenues were $55.5 million and $58.7 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2014, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in Other Operation and Maintenance Expense on the Statements of Income.   The allowance for uncollectible accounts receivable was $1.6 million and $1.9 million at December 31, 2014 and 2013, respectively.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2015 will be approximately $136.0 million, of which $116.0 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2016 will be approximately $159.0 million, of which $139.0 million is for capital expenditures. The amounts above include capital expenditures for low NOX burners, activated carbon injection and scrubbers.

Air

Federal Clean Air Act Overview

OG&E’s operations are subject to the Federal Clean Air Act as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that OG&E obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

The Oklahoma SIP included requirements for reducing emissions of NOX and SO2 from OG&E's seven BART-eligible units at the Seminole, Muskogee and Sooner generating stations. The SIP also included a waiver from BART requirements for all eligible units at the Horseshoe Lake generating station based on air modeling that showed no significant impact on visibility in nearby national parks and wilderness areas. The SIP concluded that BART for reducing NOX emissions at all of the subject units should be the installation of low NOX burners with overfired air (flue gas recirculation was also required on two of the units) and set forth associated NOX emission rates and limits.

On December 28, 2011, the EPA issued a final rule in which it rejected the SO2 portion of the Oklahoma SIP and issued a FIP its place. OG&E and the State of Oklahoma's subsequent appeal of the FIP with the Tenth Circuit of Appeals and the U.S. Supreme Court ended on May 27, 2014 when the Supreme Court denied OG&E's Petition for Certiorari, upholding the EPA's FIP for SO2. The FIP compliance date is now January 4, 2019.

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled to commence on March 3, 2015. Multiple parties advocating a variety of positions have intervened in the proceeding. OG&E expects a ruling from the OCC in the second quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the first quarter of 2015 seeking related approvals from the APSC.

Cross-State Air Pollution Rule

In August 2011, the EPA published its Cross-State Air Pollution Rule that would require 27 states to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. In December 2011, the EPA published a supplemental Cross-State Air Pollution Rule, which would make six additional states, including Oklahoma, subject to the Cross-State Air Pollution Rule for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. In response to legal challenges of the final rule on December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the Court of Appeals vacated the Cross-State Air Pollution Rule and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the Court of Appeals. On October 23, 2014, the Court of Appeals for the District of Columbia Circuit granted the EPA's request that the court lift the stay of the Cross-State Air Pollution Rules. The EPA subsequently clarified that compliance with the Cross-State Air Pollution Rule would begin in 2015 using the amount of allowances originally scheduled to be available in 2012. OG&E already has installed low NOx burners on many of its generating units, and OG&E is continuing to evaluate what additional measures, if any, will be needed for compliance with the rule. In the meantime, the petitions for review of the Cross-State Air Pollution Rule and the supplemental rule remain pending before the DC Circuit Court of Appeals for consideration of issues not addressed by the Supreme Court's decision.

Hazardous Air Pollutants Emission Standards

On April 16, 2012, regulations governing emissions of certain hazardous air pollutants from electric generating units were published as the final MATS rule. To comply with this rule, OG&E is currently planning to utilize activated carbon injection for the removal of mercury at each of its five coal-fired units, the capital costs of which are estimated to be approximately $20 million over a three year period and are included in the capital expenditures table in "Future Capital Requirements and Financing

Activities" above. The final MATS rule has been appealed by several parties and is now before the US Supreme Court. OG&E is not a party to the appeals and cannot predict the outcome of any such appeals.

Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the Government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  EPA and the Sierra Club have until March 16, 2015 to file an appeal of the Court’s ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where oral argument is currently scheduled for March 18, 2015.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2014, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

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

In January 2014, the EPA used the Clean Air Act authority and re-proposed New Source Performance Standards that specify permissible levels of greenhouse gas emissions from newly-constructed fossil fuel-fired electric generating units. The proposed New Source Performance Standards set separate standards for natural gas combined cycle units and coal-fired generating units.

The EPA published proposed standards for existing units on June 18, 2014. As proposed by the rule, states must then submit their individual plans for reducing power plants' greenhouse gas emissions to EPA between June 2016 and June 2018 depending on whether they choose to develop a compliance plan as an individual state or as a group of states. In Oklahoma, the proposal sets a target of 43 percent reduction in the carbon emissions rate (lb/MWh) from existing sources. EPA received over 3.5 million comments on this proposal including comments from OG&E.

On January 7, 2015, EPA announced that it will simultaneously finalize the proposed rules for new and existing sources to an unspecified date during the summer of 2015. With these rules, EPA also plans to propose a federal plan for States to achieve the emissions targets in the existing-unit rule which States could adopt rather than developing their own state plans. EPA expects to issue a final federal plan in the summer of 2016. As proposed rules, OG&E is unable to assess the impact to OG&E at this time however continues to monitor the rule’s development.

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

It is not possible to determine what the legal standards for greenhouse gas emissions will be in the future. Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in “Pending Regulatory Matters”, OG&E has filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP by converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and transmission to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

Air Quality Control System

On September 10, 2014,  OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the scrubber systems.  The scrubbers are part of OG&E’s Environmental Compliance Plan and scheduled to be completed by 2019. More detail regarding the Environmental Plan can be found under the “Pending Regulatory Matters” section of "Notes to Financial Statements" of Part II, Item 8 of this Form 10-K.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

On December 19, 2014, EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The final rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. OG&E operations are regulated by this rule however; OG&E is still currently evaluating the potential impacts of the final rule and as such, cannot yet assess the cost of compliance from the rule.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2014, OG&E obtained refunds of $3.4 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

Water

OG&E's operations are subject to the Federal Clean Water Act, and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and Federal waters.
In March 2011, the EPA proposed rules to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The EPA issued a final rule on May 19, 2014. OG&E is currently evaluating the impacts of the final rule and plans to seek state approval of the compliance plan in 2015, at which point in time OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule.

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

Year ended December 31 (Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total	12/31/14 Fair Value
Fixed-rate debt (A)
Principal amount	$0.2	$110.2	$125.1	$250.1	$250.1	$1,794.5	$2,530.2	$2,968.0
Weighted-average interest rate	3.02%	5.15%	6.50%	6.35%	8.25%	5.20%	5.67%
Variable-rate debt (B)
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—	—	—	—	—	0.07%	0.07%

(A)
Prior to or when these debt obligations mature, OG&E may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8.  Financial Statements and Supplementary Data.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME

Year ended December 31 (In millions)	2014	2013	2012
OPERATING REVENUES	$2,453.1	$2,262.2	$2,141.2
COST OF SALES	1,106.6	965.9	879.1
OPERATING EXPENSES
Other operation and maintenance	453.2	438.8	446.3
Depreciation and amortization	270.8	248.4	248.7
Taxes other than income	84.5	83.8	77.7
Total operating expenses	808.5	771.0	772.7
OPERATING INCOME	538.0	525.3	489.4
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	4.2	6.6	6.2
Other income	4.8	8.1	8.2
Other expense	(1.9)	(4.6)	(4.3)
Net other income	7.1	10.1	10.1
INTEREST EXPENSE
Interest on long-term debt	139.7	130.6	124.2
Allowance for borrowed funds used during construction	(2.4)	(3.4)	(3.5)
Interest on short-term debt and other interest charges	4.2	2.1	3.9
Interest expense	141.5	129.3	124.6
INCOME BEFORE TAXES	403.6	406.1	374.9
INCOME TAX EXPENSE	111.6	113.5	94.6
NET INCOME	$292.0	$292.6	$280.3

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

Year ended December 31 (In millions)	2014	2013	2012
Net income	$292.0	$292.6	$280.3
Other comprehensive income (loss), net of tax
Deferred commodity contracts hedging losses, net of tax of $0.0, $0.8 and $0.7, respectively	—	1.3	1.2
Comprehensive income	$292.0	$293.9	$281.5

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292.0	$292.6	$280.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	270.8	248.4	248.7
Deferred income taxes and investment tax credits, net	161.4	116.1	103.3
Allowance for equity funds used during construction	(4.2)	(6.6)	(6.2)
Stock-based compensation expense	2.9	2.3	2.6
Regulatory assets	4.6	26.8	20.3
Regulatory liabilities	(4.4)	(32.5)	(14.8)
Other assets	(1.2)	10.0	(4.5)
Other liabilities	14.0	(6.2)	(28.7)
Change in certain current assets and liabilities
Accounts receivable, net	(9.4)	(17.9)	20.9
Accrued unbilled revenues	3.2	(1.3)	1.9
Fuel, materials and supplies inventories	20.1	(2.3)	6.5
Fuel clause under recoveries	(42.1)	(26.2)	1.8
Other current assets	(2.6)	2.7	(6.6)
Accounts payable	(66.4)	49.4	9.7
Accounts payable - affiliates	(1.5)	1.1	(0.6)
Income taxes payable - parent	(50.2)	2.9	(7.1)
Fuel clause over recoveries	(0.4)	(108.8)	101.5
Other current liabilities	1.1	(5.4)	8.4
Net Cash Provided from Operating Activities	587.7	545.1	737.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(565.4)	(797.6)	(704.4)
Proceeds from sale of assets	0.7	0.8	0.6
Reimbursement of capital expenditures	—	—	27.5
Net Cash Used in Investing Activities	(564.7)	(796.8)	(676.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	489.6	247.4	—
Dividends paid on common stock	(140.0)	(120.0)	(75.0)
Payment of long-term debt	(140.2)	(0.1)	(0.1)
Changes in advances with parent	(232.4)	124.4	14.0
Net Cash (Used in) Provided from Financing Activities	(23.0)	251.7	(61.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2014	2013
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.6 and $1.9, respectively	$188.8	$179.4
Accrued unbilled revenues	55.5	58.7
Advances to parent	215.6	—
Fuel inventories	58.5	74.4
Materials and supplies, at average cost	77.9	79.4
Deferred income taxes	170.8	189.2
Fuel clause under recoveries	68.3	26.2
Other	34.5	31.9
Total current assets	869.9	639.2
OTHER PROPERTY AND INVESTMENTS	2.9	2.6
PROPERTY, PLANT AND EQUIPMENT
In service	9,835.6	9,036.4
Construction work in progress	111.6	462.8
Total property, plant and equipment	9,947.2	9,499.2
Less accumulated depreciation	3,005.7	2,864.6
Net property, plant and equipment	6,941.5	6,634.6
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	411.5	379.1
Other	40.4	39.4
Total deferred charges and other assets	451.9	418.5
TOTAL ASSETS	$8,266.2	$7,694.9

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2014	2013
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$0.3	$1.8
Accounts payable - other	163.0	237.2
Advances from parent	—	87.2
Customer deposits	73.7	70.9
Accrued taxes	38.8	38.0
Accrued interest	42.9	42.8
Accrued compensation	22.6	30.0
Other	51.6	47.2
Total current liabilities	392.9	555.1
LONG-TERM DEBT	2,655.3	2,300.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	178.3	149.0
Deferred income taxes	1,686.6	1,545.2
Regulatory liabilities	263.0	234.2
Other	85.9	81.9
Total deferred credits and other liabilities	2,213.8	2,010.3
Total liabilities	5,262.0	4,865.6
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,019.2	1,016.3
Retained earnings	1,985.0	1,813.0
Total stockholder's equity	3,004.2	2,829.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,266.2	$7,694.9

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2014	2013
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		918.3	915.4
Retained earnings		1,985.0	1,813.0
Total stockholder's equity		3,004.2	2,829.3

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
5.15%	Senior Notes, Series Due January 15, 2016	110.0	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
6.50%	Senior Notes, Series Due August 1, 2034	—	140.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	—
4.00%	Senior Notes, Series Due December 15, 2044	250.0	—
3.70%	Tinker Debt, Due August 31, 2062	10.2	10.3

Other Bonds
0.07% - 0.20%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.07% - 0.18%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.04% - 0.15%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0

Unamortized discount		(10.3)	(5.5)
Total long-term debt		2,655.3	2,300.2
Total Capitalization (including long-term debt due within one year)		$5,659.5	$5,129.5

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$100.9	$910.5	$1,485.1	$(2.5)	$2,494.0
Net income	—	—	280.3	—	280.3
Other comprehensive income, net of tax	—	—	—	1.2	1.2
Dividends declared on common stock	—	—	(75.0)	—	(75.0)
Stock-based compensation	—	2.6	—	—	2.6
Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	292.6	—	292.6
Other comprehensive income, net of tax	—	—	—	1.3	1.3
Dividends declared on common stock	—	—	(170.0)	—	(170.0)
Stock-based compensation	—	2.3	—	—	2.3
Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$—	$2,829.3
Net income	—	—	292.0	—	292.0
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Stock-based compensation	—	2.9	—	—	2.9
Balance at December 31, 2014	$100.9	$918.3	$1,985.0	$—	$3,004.2

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

Basis of Presentation
In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at December 31, 2014 and 2013 and the results of its operations and cash flows for the years ended December 31, 2014, 2013 and 2012, have been included and are of a normal recurring nature except as otherwise disclosed.

Accounting Records

The accounting records of OG&E are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the OCC and the APSC.  Additionally, OG&E, as a regulated utility, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets, based on the expected recovery from customers in future rates.  Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities, based on the expected flowback to customers in future rates.  Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refund in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2014	2013
Regulatory Assets
Current
Fuel clause under recoveries	$68.3	$26.2
Oklahoma demand program rider under recovery (A)	19.7	10.6
Crossroads wind farm rider under recovery (A)	—	4.7
Other (A)	9.1	7.3
Total Current Regulatory Assets	$97.1	$48.8
Non-Current
Benefit obligations regulatory asset	$261.1	$227.4
Income taxes recoverable from customers, net	56.1	56.5
Smart Grid	43.9	44.2
Deferred storm expenses	17.5	21.6
Unamortized loss on reacquired debt	16.1	11.8
Pension tracker	—	1.4
Other	16.8	16.2
Total Non-Current Regulatory Assets	$411.5	$379.1
Regulatory Liabilities
Current
Smart Grid rider over recovery (B)	$12.5	$16.7
Crossroads wind farm rider over recovery (B)	10.3	—
Other (B)	1.6	3.5
Total Current Regulatory Liabilities	$24.4	$20.2
Non-Current
Accrued removal obligations, net	$248.1	$227.7
Pension tracker	14.9	—
Deferred pension credits	—	6.5
Total Non-Current Regulatory Liabilities	$263.0	$234.2

(A)	Included in Other Current Assets on the Balance Sheets.

(B)	Included in Other Current Liabilities on the Balance Sheets.

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

The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost. These expenses are recorded as a regulatory asset as OG&E had historically recovered and currently recovers pension and postretirement benefit plan expense in its electric rates. If, in the future, the regulatory bodies indicate a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the benefit obligations regulatory asset balance to be reclassified to Accumulated other comprehensive income.

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2014	2013
Pension Plan and Restoration of Retirement Income Plan
Net loss	$196.7	$178.4
Prior service cost	0.6	2.5
Postretirement Benefit Plans
Net loss	83.6	79.9
Prior service cost	(19.8)	(33.4)
Total	$261.1	$227.4

The following amounts in the benefit obligations regulatory asset at December 31, 2014 are expected to be recognized as components of net periodic benefit cost in 2015:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$12.7
Prior service cost	0.5
Postretirement Benefit Plans
Net loss	11.8
Prior service cost	(13.7)
Total	$11.3

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

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports. These amounts are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters, which were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the Regulatory Assets/Liabilities table above. These costs are expected to be recovered in base rates in OG&E's next general rate case.

OG&E defers annual Oklahoma storm-related operation and maintenance expenses in excess of $2.7 million and includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million. OG&E will recover the amounts deferred each year, over a five-year period.

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

Use of Estimates
In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, and depreciable lives of property, plant and equipment, the existence of regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Financial Statements, OG&E considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable
Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable was $1.6 million and $1.9 million at December 31, 2014 and 2013, respectively.
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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $66.7 million and $74.4 million at December 31, 2014 and 2013, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 BCF of cushion gas owned by OG&E on the Enable system is being directed to OG&E's power plants over a five year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. Therefore, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Deferred Charges and Other Assets and an additional $2.7 million was reclassified to current Fuel Inventories on the Balance Sheets. As of December 31, 2014, the balance of cushion gas in Other Assets is approximately $8.2 million.

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

December 31, 2014 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$207.7	$46.6	$161.1
Redbud Plant (A)(B)	51%	$484.1	$81.8	$402.3

(A)	Construction work in progress was $0.5 million and $0.4 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $34.3 million.

December 31, 2013 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$183.2	$62.8	$120.4
Redbud Plant (A)(B)	51%	$498.9	$89.7	$409.2

(A)	Construction work in progress was $0.1 million and $39.5 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $28.8 million.

OG&E's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2014 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,559.5	$1,086.7	$2,472.8
Electric generation assets (A)	3,620.1	1,345.1	2,275.0
Transmission assets (B)	2,370.0	417.8	1,952.2
Intangible plant	67.6	31.1	36.5
Other property and equipment	330.0	125.0	205.0
Total property, plant and equipment	$9,947.2	$3,005.7	$6,941.5

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $34.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.4 million.

December 31, 2013 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,403.8	$1,028.2	$2,375.6
Electric generation assets (A)	3,551.0	1,306.1	2,244.9
Transmission assets (B)	2,163.7	385.0	1,778.7
Intangible plant	50.5	27.1	23.4
Other property and equipment	330.2	118.2	212.0
Total property, plant and equipment	$9,499.2	$2,864.6	$6,634.6

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $28.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.3 million.

The unamortized computer software costs were $33.6 million and $16.8 million at December 31, 2014 and 2013, respectively. In 2014, 2013 and 2012, amortization expense for computer software costs was $5.2 million, $4.0 million and $4.2 million, respectively.

Depreciation and Amortization

The provision for depreciation, which was 2.8 percent of the average depreciable utility plant for both 2014 and 2013, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. In 2015, the provision for depreciation is projected to be 2.8 percent of the average depreciable utility plant. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2014, 96.0 percent will be amortized over 9 years with 4.0 percent of the remaining amortizable intangible plant balance at December 31, 2014 being amortized over 26 years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which are being amortized over a 27-year life and $3.3 million for certain substation facilities in OG&E's service territory, which are being amortized over a 37 to 59-year period.

Asset Retirement Obligations
OG&E has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from 4 to 74 years.

The following table summarizes changes to OG&E's asset retirement obligations during the years ended December 31, 2014 and 2013.

(In millions)	2014	2013
Balance at January 1	$55.2	$53.6
Liabilities settled	(0.8)	—
Accretion expense	2.5	2.3
Revisions in estimated cash flows	1.7	(0.7)
Balance at December 31	$58.6	$55.2

Allowance for Funds Used During Construction

Allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net other income and a reduction to interest expense in the Statements of Income and as an increase to Construction Work in Progress in the Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 6.92 percent, 8.33 percent and 8.93 percent for the years ended December 31, 2014, 2013 and 2012, respectively.  The decrease in the allowance for funds used during construction rates in 2014 was primarily due to two factors. First, an increase in the average daily balance of short-term debt resulted in less equity being required to finance construction projects, which caused the equity portion of allowance for funds using during construction to decrease. Second, that same increase in the average daily balance of short-term debt allowed the interest and fixed commercial paper fees to be lower per dollar of short term debt, resulting in a lower short term debt rate which caused the debt portion of allowance for funds used during construction to decrease.

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

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. On March 1, 2014, the SPP implemented FERC approved regional day ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets, and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Operating Revenues or Cost of Goods Sold in its Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

Fuel Adjustment Clauses

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

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  OG&E had $7.5 million and $6.2 million in accrued environmental liabilities at December 31, 2014 and 2013, respectively, which are included in the asset retirement obligations table.

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

OGE Energy charged operating costs to OG&E of $120.3 million, $120.1 million and $118.4 million in 2014, 2013 and 2012, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

The following table summarizes related party transactions between OG&E and its affiliate, Enable, during 2014, 2013 and 2012.

	Year Ended December 31,
(In millions)	2014	2013	2012
Operating Revenues:
Electricity to power electric compression assets	$13.3	$10.2	$12.4
Cost of Sales:
Natural gas transportation services	$34.9	$34.8	$34.8
Natural gas storage services	4.4	12.9	12.9
Natural gas purchases	8.7	22.4	20.4

In 2014, 2013 and 2012, OG&E declared dividends to OGE Energy of $120.0 million, $170.0 million and $75.0 million, respectively.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

The carrying value of the financial instruments included in the Balance Sheets approximates fair value except for long-term debt which is valued at the carrying amount.  The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at December 31, 2014 and December 31, 2013.

	2014		2013
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$2,509.7	$2,957.7	$2,154.5	$2,405.0
Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	10.2	10.3	10.3	9.1

5.	Stock-Based Compensation

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2014, 2013 and 2012 related to performance units and restricted stock for OG&E employees.

Year ended December 31 (In millions)	2014	2013	2012
Performance units
Total shareholder return	$2.0	$1.7	$1.7
Earnings per share	0.8	0.5	0.9
Total performance units	2.8	2.2	2.6
Restricted stock	0.1	0.1	0.1
Net compensation expense	$2.9	$2.3	$2.7
Income tax benefit	$1.1	$0.9	$1.2

OGE Energy has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  In 2014, 2013 and 2012, there were 100,640 shares, 139,706 shares and 205,838 shares, respectively, of new common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2014, there were 1,076 shares of restricted stock returned to OGE Energy to satisfy tax liabilities.

Performance Units

Under the Stock Incentive Plan, OGE Energy has issued performance units which represent the value of one share of OGE Energy's common stock.  The performance units provide for accelerated vesting if there is a change in control (as defined in the Stock Incentive Plan).  Each performance unit is subject to forfeiture if the recipient terminates employment with OGE Energy or a subsidiary prior to the end of the three-year award cycle for any reason other than death, disability or retirement.  In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant's number of full months of service during the award cycle, further adjusted based on the achievement of the performance goals during the award cycle.

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

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units.  Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the three-year award cycle regardless of whether performance units are awarded at the end of the award cycle.  Dividends were not accrued or paid for awards prior to February 2014, and were therefore not included in the fair value calculation. Beginning with the February 2014 performance unit awards, dividends are accrued on a quarterly basis pending achievement of payout criteria, and were therefore included in the fair value calculations.  Expected price volatility is based on the historical volatility of OGE Energy's common stock for the past three years and was simulated using the Geometric Brownian Motion process.  The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the units is based on the non-vested period since inception of the award cycle.  There are no post-vesting restrictions related to OGE Energy's performance units based on total shareholder return.  The number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return are shown in the following table.

	2014	2013	2012
Number of units granted to OG&E employees	67,773	71,850	81,122
Fair value of units granted	$34.73	$25.89	$25.91
Expected dividend yield	2.5%	2.8%	3.0%
Expected price volatility	20.0%	20.0%	22.0%
Risk-free interest rate	0.67%	0.37%	0.38%
Expected life of units (in years)	2.88	2.84	2.87

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

	2014	2013	2012
Number of units granted to OG&E employees	22,592	23,952	27,038
Fair value of units granted	$34.74	$26.73	$23.82

Restricted Stock

Under the Stock Incentive Plan and beginning in 2008, OGE Energy issued restricted stock to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace. The restricted stock vests in one-third annual increments.  Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to OGE Energy or a subsidiary for any reason other than death, disability or retirement. These shares may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted stock was based on the closing market price of OGE Energy's common stock on the grant date. Compensation expense for the restricted stock is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a three-year vesting period. Also, OG&E treats its restricted stock as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period. Dividends are accrued and paid during the vesting period on all restricted stock awards prior to July 2014, and therefore included in the fair value calculation. For all awards after July 2014, dividends will only be paid on any restricted stock awards that vest, accordingly dividends are no longer included in the fair value calculations. The expected life of the restricted stock is based on the non-vested period since inception of the three-year award cycle.  There are no post-vesting restrictions related to OGE Energy's restricted stock.  The number of shares of restricted stock granted related to OG&E employees and the grant date fair value are shown in the following table.

	2014	2013	2012
Shares of restricted stock granted to OG&E employees	6,204	3,824	2,216
Fair value of restricted stock granted	$35.66	$29.71	$26.93

A summary of the activity for OGE Energy's performance units and restricted stock applicable to OG&E's employees at December 31, 2014 and changes in 2014 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/13	206,826			68,938			5,948
Granted	67,773	(A)		22,592	(A)		6,204
Converted	(68,750)	(B)	$3.7	(22,914)	(B)	$1.6	N/A
Vested	N/A			N/A			(2,954)	$0.1
Forfeited	(1,494)			(496)			—
Employee migration	7,925	(C)		2,643	(C)		—
Units/Shares Outstanding at 12/31/14	212,280		$—	70,763		$1.7	9,198	$0.3
Units/Shares Fully Vested at 12/31/14	73,020		$—	24,339		$1.0

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2013 which were settled in February 2014.

(C)	Due to certain employees transferring between OG&E and its affiliates.

A summary of the activity for OGE Energy's non-vested performance units and restricted stock applicable to OG&E's employees at December 31, 2014 and changes in 2014 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/13	138,076		$25.90	46,024		$25.25	5,948	$27.91
Granted	67,773	(A)	$34.73	22,592	(A)	$34.74	6,204	$35.66
Vested	(73,020)		$25.91	(24,339)		$23.82	(2,954)	$26.65
Forfeited	(1,494)		$28.01	(496)		$27.08	—	$—
Employee migration	7,925	(B)	$27.20	2,643	(B)	$26.50	—	$—
Units/Shares Non-Vested at 12/31/14	139,260		$30.24	46,424		$30.67	9,198	$33.57
Units/Shares Expected to Vest	123,848	(C)		41,287	(C)		9,198

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	Due to certain employees transferring between OG&E and its affiliates.

(C)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $0.0 million and $1.5 million, respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of OG&E's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2014	2013	2012
Performance units
Total shareholder return	$1.9	$1.6	$1.4
Earnings per share	0.7	1.0	0.8
Restricted stock	0.1	0.1	0.1

Unrecognized Compensation Cost

A summary of OG&E's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2014	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$2.3	1.70
Earnings per share	0.7	1.83
Total performance units	3.0
Restricted stock	0.2	2.54
Total	$3.2

Stock Options

OGE Energy last issued stock options in 2004 and as of December 31, 2006, all stock options were fully vested and expensed. All stock options had a contractual life of 10 years.

A summary of the activity for OG&E's exercised stock options in 2013 and 2012 are shown in the following table.

Year ended December 31 (In millions)	2013	2012
Intrinsic value (A)	$0.2	$0.2

(A)	The difference between the market value on the date of exercise and the option exercise price.

6.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but which did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2014	2013	2012
NON-CASH INVESTING AND FINANCING ACTIVITIES
Installment payments for Tinker electric distribution system	$—	$—	$10.6
Power plant long-term service agreement	—	9.7	—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period for
Interest (net of interest capitalized) (A)	$143.6	$127.5	$122.1
Income taxes (net of income tax refunds)	0.2	(5.5)	(1.2)

(A)	Net of interest capitalized of $2.4 million, $3.4 million and $3.5 million in 2014, 2013 and 2012, respectively.

7.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2014	2013	2012
Provision (Benefit) for Current Income Taxes
Federal	$(43.4)	$(3.2)	$(9.0)
State	(6.3)	0.6	0.3
Total Provision (Benefit) for Current Income Taxes	(49.7)	(2.6)	(8.7)
Provision for Deferred Income Taxes, net
Federal	146.8	106.4	111.4
State	15.4	11.7	(5.9)
Total Provision for Deferred Income Taxes, net	162.2	118.1	105.5
Deferred Federal Investment Tax Credits, net	(0.9)	(2.0)	(2.2)
Total Income Tax Expense	$111.6	$113.5	$94.6

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

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year ended December 31	2014	2013	2012
Statutory Federal tax rate	35.0%	35.0%	35.0%
Amortization of net unfunded deferred taxes	0.8	0.8	1.0
Federal investment tax credits, net	(0.2)	(0.5)	(0.6)
State income taxes, net of Federal income tax benefit	0.8	—	(0.7)
Federal renewable energy credit (A)	(9.4)	(9.2)	(9.4)
Uncertain tax positions	0.7	2.0	—
Other	—	(0.2)	(0.1)
Effective income tax rate	27.7%	27.9%	25.2%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E.  The components of Deferred Income Taxes at December 31, 2014 and 2013, respectively, were as follows:

December 31 (In millions)	2014	2013
Current Deferred Income Tax Assets
Net operating losses	$153.2	$168.7
Accrued liabilities	6.0	9.0
Federal tax credits	8.3	8.0
Accrued vacation	2.7	2.8
Uncollectible accounts	0.6	0.7
Total Current Deferred Income Tax Assets	$170.8	$189.2

Non-Current Deferred Income Tax Liabilities
Accelerated depreciation and other property related differences	$1,931.4	$1,747.0
OG&E pension plan	77.2	84.7
Regulatory asset	24.7	26.0
Income taxes refundable to customers, net	21.7	21.9
Bond redemption-unamortized costs	5.3	3.6
Total Non-Current Deferred Income Tax Liabilities	2,060.3	1,883.2
Non-Current Deferred Income Tax Assets
Federal tax credits	(137.4)	(101.9)
State tax credits	(91.6)	(86.1)
Regulatory liabilities	(58.0)	(61.3)
Postretirement medical and life insurance benefits	(40.6)	(45.2)
Asset retirement obligations	(21.4)	(20.8)
Net operating losses	(19.7)	(17.6)
Deferred Federal investment tax credits	(0.4)	(0.7)
Other	(4.6)	(4.4)
Total Non-Current Deferred Income Tax Assets	(373.7)	(338.0)
Non-Current Deferred Income Tax Liabilities, net	$1,686.6	$1,545.2
As of December 31, 2014, OG&E has classified $10.5 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of the OG&E’s total gross unrecognized tax benefits as of the years ended December 31, 2014, 2013, and 2012.

(Millions)	2014	2013	2012
Balance at January 1	$7.8	$—	$—
Tax positions related to current year:
Additions	2.7	2.7	—
Tax positions related to prior years:
Additions	—	5.1	—
Balance at December 31	$10.5	$7.8	$—

Where applicable, OG&E classifies income tax-related interest and penalties as interest expense and other operation and maintenance expense, respectively. During the year ended December 31, 2014, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $10.5 million as of December 31, 2014.
As previously reported, in January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2014, OG&E recorded an additional reserve for this item of $4.2 million ($2.7 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

Other

OG&E sustained Federal and state tax operating losses through 2013 caused primarily by bonus depreciation and other book verses tax temporary differences. As a result, OG&E had accrued Federal and state income tax benefits carrying into 2014. As OG&E can no longer carry these losses back to prior periods, these losses are being carried forward for utilization in future years. In addition to the operating losses, OG&E was unable to utilize the various tax credits that were generating during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, OG&E anticipates future taxable income will be sufficient to utilize all of the losses and credits before they begin to expire, accordingly no valuation allowance is considered necessary. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$729.0	$26.9	2030
Federal operating loss	417.4	146.0	2030
Federal tax credits	145.7	145.7	2029
State tax credits
Oklahoma investment tax credits	104.7	68.1	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	24.1	16.2	2020

OG&E projects full utilization of all Federal operating losses in 2015 as well as partial utilization of State operating loss carryforwards. Accordingly, a current deferred tax asset of $153.2 million has been reflected on the balance sheet.

Prior to 2014, OG&E had a Federal tax operating loss primarily caused by the accelerated tax "bonus" depreciation provision contained within the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which allowed OG&E to record a current income tax deduction for 100 percent of the cost of certain property placed into service in 2011 and 50 percent for certain property placed into service in 2012. During 2013, OG&E began to utilize these net operating losses.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Among other things, the law included an extension of bonus depreciation for one year for property generally placed in service before January 1, 2015. The impact of the new law was reflected in OG&E's 2014 Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss. With this extension of bonus depreciation OG&E's utilization of net operating losses will continue into 2015.

8.	Common Stock and Cumulative Preferred Stock

There were no new shares of common stock issued in 2014, 2013 or 2012.

9.	Long-Term Debt

A summary of OG&E's long-term debt is included in the Statements of Capitalization. At December 31, 2014, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.07%	-	0.20%	Garfield Industrial Authority, January 1, 2025	$47.0
0.07%	-	0.18%	Muskogee Industrial Authority, January 1, 2025	32.4
0.04%	-	0.15%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

On March 25, 2014, OG&E completed the issuance of $250 million of 4.55 percent senior notes due March 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

On December 11, 2014, OG&E completed the issuance of $250 million of 4.00 percent Senior Notes, Series due December 15, 2044. The proceeds from the issuance were added to OG&E's general funds and were used to repay short-term debt, fund capital expenditures and general corporate expenses, and utilized for working capital purposes.

Redemption of Long-Term Debt

On August 1, 2014, OG&E redeemed all $140 million principal amount outstanding of its 6.50 percent senior notes due August 1, 2034 at 103.25 percent of their principal amount, plus accrued interest. The redemption premium of $4.6 million was deferred and will be amortized through March 2044 to match the expected regulatory treatment.

Long-Term Debt Maturities

Maturities of OG&E's long-term debt during the next five years consist of $0.2 million, $110.2 million, $125.1 million, $250.1 million and $250.1 million in years 2015, 2016, 2017, 2018 and 2019, respectively.

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

At December 31, 2014, there were $215.6 million in advances to OGE Energy as compared to $87.2 million in outstanding advances from OGE Energy in 2013. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.   At December 31, 2014, there were no intercompany borrowings under this agreement.  OG&E has a $400 million unsecured five-year revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2014, there was $2.0 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2014.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreement from December 13, 2016 to December 13, 2017. In the second quarter of 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2014, the commitment of a single existing lender with respect to approximately $8.7 million of OG&E's credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.

11.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

It is OGE Energy's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy's actuarial consultants.  During 2013, OGE Energy made contributions to its Pension Plan of $35 million of which none was OG&E's portion. to help ensure that the Pension Plan maintains an adequate funded status.  Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2014, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not yet determined whether it will need to make any contributions to the Pension Plan in 2015. Any contribution to the Pension Plan during 2015 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

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

Obligations and Funded Status

The following table presents the status of OG&E's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2014 and 2013. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheet as discussed in Note 1.  The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods. OG&E's portion of the benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OG&E's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2014 was $522.1 million and $2.6 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2013 was $483.0 million and $1.9 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation
Beginning obligations	$503.6	$574.6	$2.1	$2.2	$202.4	$236.4
Service cost	9.1	11.6	—	0.1	2.0	2.9
Interest cost	21.4	20.4	0.1	0.1	8.8	8.1
Participants' contributions	—	(49.9)	—	—	2.7	2.5
Actuarial (gains) losses	56.3	(39.8)	0.6	(0.2)	14.0	(35.4)
Benefits paid	(46.9)	(13.3)	—	(0.1)	(12.3)	(12.1)
Ending obligations	$543.5	$503.6	$2.8	$2.1	$217.6	$202.4

Change in Plans' Assets
Beginning fair value	$516.5	$519.0	$—	$—	$56.7	$55.5
Actual return on plans' assets	62.9	60.7	—	—	1.7	3.4
Employer contributions	—	—	—	0.1	5.4	7.4
Participants' contributions	—	(49.9)	—	—	2.7	2.5
Benefits paid	(46.9)	(13.3)	—	(0.1)	(12.3)	(12.1)
Ending fair value	$532.5	$516.5	$—	$—	$54.2	$56.7
Funded status at end of year	$(11.0)	$12.9	$(2.8)	$(2.1)	$(163.4)	$(145.7)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$9.1	$11.6	$10.9	$—	$0.1	$0.1	$2.0	$2.9	$2.7
Interest cost	21.4	20.4	23.5	0.1	0.1	0.1	8.8	8.1	9.4
Expected return on plan assets	(35.8)	(38.9)	(38.2)	—	—	—	(2.2)	(2.4)	(2.8)
Amortization of transition obligation	—	—	—	—	—	—	—	—	2.5
Amortization of net loss	11.4	20.7	19.3	0.1	—	0.1	11.0	18.2	17.4
Amortization of unrecognized prior service cost (A)	1.9	1.9	2.2	0.1	0.1	0.2	(13.7)	(13.7)	(13.6)
Settlement	—	17.6	—	—	—	0.3	—	—	—
Net periodic benefit cost (B)	$8.0	$33.3	$17.7	$0.3	$0.3	$0.8	$5.9	$13.1	$15.6

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $14.2 million, $46.7 million and $34.1 million of net periodic benefit cost recognized in 2014, 2013 and 2012, respectively, OG&E recognized the following:

•
an increase in pension expense in 2014, 2013 and 2012 of $11.2 million, $5.8 million and $8.3 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2014, 2013 and 2012 of $5.2 million, $0.6 million and $0.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•
a deferral of pension expense in 2013 of $17.0 million which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $17.6 million which is included in the Pension tracker regulatory account (see Note 1).

(In millions)	2014	2013	2012
Capitalized portion of net periodic pension cost	$2.6	$5.0	$6.1
Capitalized portion of net periodic postretirement benefit cost	1.8	4.0	5.1

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2014	2013	2012	2014	2013	2012
Discount rate	3.80%	4.60%	3.70%	3.80%	4.60%	3.60%
Rate of return on plans' assets	7.50%	8.00%	8.00%	4.00%	4.00%	4.00%
Compensation increases	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	7.85%	8.35%	8.55%
Ultimate trend rate	N/A	N/A	N/A	4.48%	4.48%	4.48%
Ultimate trend year	N/A	N/A	N/A	2028	2028	2028
N/A - not applicable

The overall expected rate of return on plan assets assumption was 7.50 percent and 8.00 percent in 2014 and 2013 , respectively, in determining net periodic benefit cost due to recent returns on OGE Energy's long-term investment portfolio. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 7.85 percent in 2015 with the rates trending downward to 4.48 percent by 2028.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2014	2013	2012
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.1	0.1	0.1

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2014	2013	2012
Effect on aggregate of the service and interest cost components	$—	$—	$0.1
Effect on accumulated postretirement benefit obligations	0.5	0.4	0.7

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

The portfolio is rebalanced at least on an annual basis to bring the asset allocations of various managers in line with the target asset allocation listed above.  More frequent rebalancing may occur if there are dramatic price movements in the financial markets which may cause the trust's exposure to any asset class to exceed or fall below the established allowable guidelines.

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

The fixed income managers are expected to use discretion over the asset mix of the trust assets in its efforts to maximize risk-adjusted performance.  Exposure to any single issuer, other than the U.S. government, its agencies, or its instrumentalities (which have no limits) is limited to five percent of the fixed income portfolio as measured by market value.  At least 75 percent of the invested assets must possess an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.  The portfolio may invest up to 10 percent of the portfolio's market value in convertible bonds as long as the securities purchased meet the quality guidelines. A portfolio may invest up to 25 percent of the portfolio's market value in private placement, including 144A securities with or without registration rights and allow for futures to be traded in the portfolio.  The purchase of any of OGE Energy's equity, debt or other securities is prohibited.

The domestic value equity managers focus on stocks that the manager believes are undervalued in price and earn an average or less than average return on assets, and often pays out higher than average dividend payments. The domestic growth equity manager will invest primarily in growth companies which consistently experience above average growth in earnings and sales, earn a high return on assets, and reinvest cash flow into existing business.  The domestic mid-cap equity portfolio manager focuses on companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell Midcap Index, small dividend yield, return on equity at or near the Russell Midcap Index and an earnings per share growth rate at or near the Russell Midcap Index.  The domestic small-cap equity manager will purchase shares of companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell 2000, small dividend yield, return on equity at or near the Russell 2000 and an earnings per share growth rate at or near the Russell 2000.  The international global equity manager invests primarily in non-dollar denominated equity securities. Investing internationally diversifies the overall trust across the global equity markets.  The manager is required to operate under certain restrictions including: regional constraints, diversification requirements and percentage of U.S. securities. The Morgan Stanley Capital International All Country World ex-US Index is the benchmark for comparative performance purposes. The Morgan Stanley Capital International All Country World ex-US Index is a market value weighted index designed to measure the combined equity market performance of developed and emerging markets countries, excluding the United States. All of the equities which are purchased for the international portfolio are thoroughly researched.  Only companies with a market capitalization in excess of $100 million are allowable.  No more than five percent of the portfolio can be invested in any one stock at the time of purchase. All securities are freely traded on a recognized stock exchange and there are no over-the-counter derivatives.  The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

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

Plan Investments

The following tables summarize OG&E's portion of OGE Energy's Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2014 and 2013.  There were no Level 3 investments held by the Pension Plan at December 31, 2014 and 2013.

(In millions)	December 31, 2014	Level 1	Level 2
Common stocks
U.S. common stocks	$201.4	$201.4	$—
Foreign common stocks	31.3	31.3	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	203.2	203.2	—
Mortgage-backed securities	20.6	—	20.6
Bonds, debentures and notes (B)
Corporate fixed income and other securities	167.1	—	167.1
Mortgage-backed securities	19.3	—	19.3
Commingled fund (C)	25.1	—	25.1
Common/collective trust (D)	29.9	—	29.9
Foreign government bonds	7.2	—	7.2
U.S. municipal bonds	3.5	—	3.5
Interest-bearing cash	0.2	0.2	—
Preferred stocks (foreign)	1.2	1.2	—
Forward contracts
Receivable (foreign currency)	11.3	—	11.3
Payable (foreign currency)	(15.6)	—	(15.6)
Total Plan investments	$705.7	$437.3	$268.4
Receivable from broker for securities sold	3.2
Interest and dividends receivable	3.9
Payable to broker for securities purchased	(33.0)
Plan investments attributable to affiliates	(147.3)
Total Plan assets	$532.5

(In millions)	December 31, 2013	Level 1	Level 2
Common stocks
U.S. common stocks	$236.8	$236.8	$—
Foreign common stocks	39.3	39.3	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	159.8	159.8	—
Mortgage-backed securities	50.3	—	50.3
Bonds, debentures and notes (B)
Corporate fixed income and other securities	110.6	—	110.6
Mortgage-backed securities	22.3	—	22.3
Commingled fund (C)	29.2	—	29.2
Common/collective trust (D)	26.0	—	26.0
Foreign government bonds	4.0	—	4.0
U.S. municipal bonds	2.0	—	2.0
Interest-bearing cash	0.1	0.1	—
Forward contracts
Receivable (foreign currency)	1.1	—	1.1
Payable (foreign currency)	(1.1)	—	(1.1)
Total Plan investments	$680.4	$436.0	$244.4
Receivable from broker for securities sold	11.5
Interest and dividends receivable	3.2
Payable to broker for securities purchased	(40.2)
Plan investments attributable to affiliates	(138.4)
Total Plan assets	$516.5

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category primarily represents U.S. corporate bonds with an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

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

Plan Investments

The following tables summarize OG&E's portion of OGE Energy's postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2014 and 2013.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2014 and 2013.

(In millions)	December 31, 2014	Level 1	Level 3
Group retiree medical insurance contract (A)	$51.0	$—	$51.0
Mutual funds investment
U.S. equity investments	8.5	8.5	—
Money market funds investment	0.1	0.1	—
Total Plan investments	$59.6	$8.6	$51.0
Plan investments attributable to affiliates	(5.4)
Total Plan assets	$54.2

(In millions)	December 31, 2013	Level 1	Level 3
Group retiree medical insurance contract (A)	$53.1	$—	$53.1
Mutual funds investment
U.S. equity investments	7.9	7.9	—
Money market funds investment	0.4	0.4	—
Total Plan investments	$61.4	$8.3	$53.1
Plan investments attributable to affiliates	(4.7)
Total Plan assets	$56.7

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

Year ended December 31 (In millions)	2014
Group retiree medical insurance contract
Beginning balance	$53.1
Net unrealized gains related to instruments held at the reporting date	1.5
Interest income	1.0
Dividend income	0.6
Realized losses	(0.9)
Claims paid	(4.3)
Ending balance	$51.0

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments OG&E expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2015	$12.8
2016	13.1
2017	13.3
2018	13.5
2019	13.7
After 2019	67.6

The following table summarizes the benefit payments OG&E expects to pay related to its Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure OGE Energy's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2015	$69.5
2016	63.3
2017	56.7
2018	53.2
2019	49.5
After 2019	177.6

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
The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from

OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  OG&E's post-employment benefit obligation was $1.1 million and $1.4 million at December 31, 2014 and 2013, respectively.

401(k) Plan

OGE Energy provides a 401(k) Plan.  Each regular full-time employee of OGE Energy or a participating affiliate is eligible to participate in the 401(k) Plan immediately.  All other employees of OGE Energy or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period.  Participants who have attained age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof; or (ii) a contribution made on an after-tax basis. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have his or her future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, OGE Energy contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan.  OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates.  OG&E contributed $8.2 million, $7.8 million and $7.6 million in 2014, 2013 and 2012, respectively, to the 401(k) Plan.

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
Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2014, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock.

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

Operating Lease Obligations

OG&E has operating lease obligations expiring at various dates, primarily for railcar leases and wind farm land leases. Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2015	2016	2017	2018	2019	After 2019	Total
Operating lease obligations
Railcars	$4.5	$28.7	$1.0	$—	$—	$—	$34.2
Wind farm land leases	2.1	2.1	2.4	2.4	2.4	46.4	57.8
Total operating lease obligations	$6.6	$30.8	$3.4	$2.4	$2.4	$46.4	$92.0
Payments for operating lease obligations were $5.9 million, $5.7 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Railcar Lease Agreement

OG&E has a noncancellable operating lease with purchase options, covering 1,387 coal rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to Fuel Expense and are recovered through OG&E's tariffs and fuel adjustment clauses. On December 15, 2010, OG&E renewed the lease agreement effective February 1, 2011.  At the end of the new lease term, which is February 1, 2016, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $22.8 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed. OG&E has a unilateral right to terminate this lease upon a 6-month notice effective April 2016.

On October 14, 2014, OG&E signed a three-year lease effective beginning December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

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

Other Purchase Obligations and Commitments

OG&E's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2015	2016	2017	2018	2019	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	$85.2	$83.3	$80.7	$77.8	$70.6	$397.6
Expected cogeneration energy payments	74.4	78.5	81.2	89.7	85.1	408.9
Minimum fuel purchase commitments	389.3	246.6	43.6	—	—	679.5
Expected wind purchase commitments	58.4	59.3	60.3	59.1	58.4	295.5
Long-term service agreement commitments	2.5	2.6	2.7	19.4	27.5	54.7
Environmental compliance plan expenditures	66.5	138.1	117.6	50.1	3.9	376.2
Total other purchase obligations and commitments	$676.3	$608.4	$386.1	$296.1	$245.5	$2,212.4

Public Utility Regulatory Policy Act of 1978

At December 31, 2014, OG&E has QF contracts having terms of 15 to 32 years.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MW AES-Shady Point, Inc. QF contract and the 120 MW Oklahoma Cogeneration, LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2014, 2013 and 2012, OG&E made total payments to cogenerators of $129.4 million, $134.8 million and $135.1 million, respectively, of which $72.3 million, $74.4 million and $77.1 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Statements of Income as Cost of Sales.

Minimum Fuel Purchase Commitments

OG&E purchased necessary fuel supplies of coal and natural gas for its generating units of $625.8 million, $680.8 million and $653.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. OG&E has coal contracts for purchases through December 2016. As a participant in the SPP integrated marketplace, OG&E now purchases a relatively small percentage of its supply through term gas agreements. Alternatively, OG&E relies on a combination of call natural gas agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP market.

Wind Purchase Commitments

OG&E's current wind power portfolio includes the following, in addition to the 120 MW Centennial, 101 MW OU Spirit and 227.5 MW Crossroads wind farms owned by OG&E: (i) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (ii) access to up to 152 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2030, (iii) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2030 and (iv) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2014, 2013 and 2012.

Year ended December 31 (In millions)	2014	2013	2012
CPV Keenan	$28.1	$30.9	$25.1
Edison Mission Energy	21.3	20.6	20.2
FPL Energy	3.6	3.3	3.4
NextEra Energy	7.8	7.2	0.8
Total wind power purchased	$60.8	$62.0	$49.5

Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant.  The previous contract expired on January 1, 2015. The current contract, which was signed in May 2013, is expected to run for the earlier of 128,000 factored-fired hours or 3,600 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2030. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

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

Enable Gas Transportation and Storage Agreement

OG&E contracts with Enable for gas transportation and storage services. The stated term of this contract expired April 30, 2009, but remained in effect from year-to-year thereafter. On January 31, 2014, in anticipation of entering into a new, five-year contract, OG&E provided written notice of termination of the contract, effective April 30, 2014. On March 17, 2014, OG&E entered into a new five year firm no-notice load following gas transportation contract with Enable effective May 1, 2014.

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
On July 8, 2013, the Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the Government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  EPA and the Sierra Club have until March 16, 2015 to file an appeal of the Court’s ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where oral argument is currently scheduled for March 18, 2015.

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

Air Quality Control System

On September 10, 2014,  OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the scrubber systems.  The scrubbers are part of OG&E’s Environmental Compliance Plan and scheduled to be completed by 2019. More detail regarding the Environmental Plan can be found under the “Pending Regulatory Matters” in Note 13.

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

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2014, 84 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and eight percent to the FERC.

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

Section 206 Complaint

On November 26, 2013, Arkansas Electric Cooperative Corporation filed a complaint at the FERC against OG&E, arguing that the wholesale formula rate contract between OG&E and Arkansas Electric Cooperative Corporation (formerly between OG&E and Arkansas Valley Electric Cooperative) is unjust and unreasonable with respect to several items.  OG&E and Arkansas Electric Cooperative Corporation agreed to terms of a settlement and filed the offer of settlement with the FERC on February 24, 2014. On April 17, 2014, the FERC accepted the settlement making it effective March 1, 2014.  The reduction in revenue for 2014 was $0.9 million.

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

Integrated Resource Plans
In June 2014, OG&E initiated the process to update its Integrated Resource Plans in Oklahoma and Arkansas at OG&E's discretion. The prior Integrated Resource Plan, submitted in 2012, assumed that the Oklahoma SIP would be followed to comply with Regional Haze requirements. Subsequent to holding technical conferences and public stakeholder meetings, OG&E submitted its revised Integrated Resource Plans, which included its environmental compliance plan described below, to the OCC on August 4, 2014 and to the APSC on September 8, 2014.

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

On the issue of determining how entities are to be selected to develop and construct the specific transmission projects, Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariffs and agreements provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities, and Order No. 1000 does not alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. These changes to the "right of first refusal" apply only to "new transmission facilities," which are facilities subject to evaluation or reevaluation (under the applicable local or regional transmission planning process) after November 13, 2012. On May 29, 2013, the Governor signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kilovolts that interconnect to those incumbent owners' existing facilities. OG&E believes this law is consistent with the language of Order No. 1000. On August 15, 2014, the U.S. Court of Appeals for the D.C. Circuit issued an order denying all appeals of Order No. 1000.

The FERC has issued two orders on the SPP's Order No. 1000 compliance filings. In its most recent order, issued October 16, 2014, the FERC confirmed that “right of first refusal” language should be removed from the SPP tariff and Membership Agreement as applied to most transmission facilities, but that several types of facilities would remain subject to a right of first refusal. Projects that retained the right of first refusal included facilities that would operate below 100 kilovolts, facilities selected as part of the SPP’s Aggregate Study process, and short-term reliability projects. The FERC also approved SPP’s new competitive solicitation process for projects that are not subject to a right of first refusal. FERC found that SPP may consider state and local laws and regulations when deciding whether SPP will hold a competitive solicitation for a proposed project. On December 15, 2014, OG&E filed an appeal in the District of Columbia Circuit Court of Appeals of a portion of the October 2014 FERC order requiring removal of the right of first refusal language from the Membership Agreement. The court has not yet acted on OG&E's appeal.

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

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application is scheduled to commence on March 3, 2015. Multiple parties advocating a variety of positions  have intervened in the proceeding. OG&E expects a ruling from the OCC in the second quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the first quarter of 2015 seeking related approvals from the APSC.
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

Quarter ended (In millions)		March 31	June 30	September 30	December 31	Total
Operating revenues	2014	$560.4	$611.8	$754.7	$526.2	$2,453.1
	2013	$455.5	$574.6	$723.2	$508.9	$2,262.2
Operating income	2014	$61.8	$142.2	$248.4	$85.6	$538.0
	2013	$52.9	$138.1	$261.0	$73.3	$525.3
Net income	2014	$20.7	$76.9	$157.3	$37.1	$292.0
	2013	$13.0	$79.0	$171.5	$29.1	$292.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 26, 2015

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
OG&E management assessed the effectiveness of OG&E's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2014,OG&E's internal control over financial reporting is effective based on those criteria.
OG&E's independent auditors have issued an attestation report on OG&E's internal control over financial reporting. This report appears on the following page.

/s/ Peter B. Delaney	/s/ Scott Forbes
Peter B. Delaney, Chairman of the Board	Scott Forbes, Controller
and Chief Executive Officer	and Chief Accounting Officer

/s/ Stephen Merrill
Stephen Merrill
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oklahoma Gas and Electric Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Oklahoma Gas and Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and statements of capitalization of Oklahoma Gas and Electric Company as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2014 of Oklahoma Gas and Electric Company and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Oklahoma City, Oklahoma
February 26, 2015

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

Fees for Principal Independent Accountants

Year ended December 31	2014	2013
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,095,700	$1,063,300
Services in support of debt and stock offerings	155,000	65,000
Other (A)	298,000	431,750
Total audit fees (B)	1,548,700	1,560,050
Employee benefit plan audits	128,000	124,000
Other (C)	—	142,224
Total audit-related fees	128,000	266,224
Assistance with examinations and other return issues	56,590	351,670
Review of Federal and state tax returns	61,100	30,000
Total tax preparation and compliance fees	117,690	381,670
Total tax fees	117,690	381,670
Total fees	$1,794,390	$2,207,944

(A)
Includes reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings and fees for consulting with OGE Energy's and OG&E's executives regarding accounting issues.

(B)
The aggregate audit fees include fees billed for the audit of OGE Energy's and OG&E's annual financial statements and for the reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q.  For 2014, this amount includes estimated billings for the completion of the 2014 audit, which services were rendered after year-end.

(C)	Includes the U.S. Department of Energy Smart Grid grant audits.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2014 and 2013 for other services.

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

For 2014, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

The following Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Statements of Income for the years ended December 31, 2014, 2013 and 2012

•	Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

•	Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Balance Sheets at December 31, 2014 and 2013

•	Statements of Capitalization at December 31, 2014 and 2013

•	Statements of Changes in Stockholder's Equity for the years ended December 31, 2014, 2013 and 2012

•	Notes to Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control)

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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
4.01
Trust Indenture dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein)

4.02
Supplemental Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed July 17, 1997 (File No. 1-1097) and incorporated by reference herein)

4.03
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 16, 1998 (File No. 1-1097) and incorporated by reference herein)

4.04
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to Registration Statement No. 333-104615 and incorporated by reference herein)

4.05
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein)

4.06
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.08 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein)

4.07
Supplemental Indenture No. 8 dated as of January 15, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 31, 2008 (File No. 1-1097) and incorporated by reference herein)

4.08
Supplemental Indenture No. 9 dated as of September 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein)

4.09
Supplemental Indenture No. 10 dated as of December 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2008 (File No. 1-1097) and incorporated by reference herein)

4.10
Supplemental Indenture No. 11 dated as of June 1, 2010 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein)

4.11
Supplemental Indenture No. 12 dated as of May 15, 2011 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 27, 2011 (File No. 1-1097) and incorporated by reference herein)

4.12
Supplemental Indenture No. 13 dated as of May 1, 2013 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein)

4.13
Supplemental Indenture No. 14 dated as of March 15, 2014 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein)

4.14
Supplemental Indenture No. 15 dated as of December 1, 2014 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2014 (File No. 1-1097) and incorporated by reference herein)

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

10.09*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein)

10.10
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

10.11*
Amendment No. 1 to OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.26 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein)

10.12*
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

10.14*
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

10.18*	OGE Energy's 2008 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.19*
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

10.21*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein)

10.22
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein)

10.23*
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

10.25
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

10.29*
Amendment No. 2 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.41 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein)

10.30*
Amendment No. 3 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.31*
Amendment No. 1 to OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein)

10.32*	Director Compensation. (Filed as Exhibit 10.38 to OGE Energy's Form 10-K for the year ended December 31, 2012 (File No. 1-12579) and incorporated by reference herein)

10.33*	Executive Officer Compensation. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2012 (File No. 1-12579) and incorporated by reference herein)
10.34*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)
10.35*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein)

10.36
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

10.37*	Amendment No. 4 to the OGE Energy's Deferred Compensation Plan (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein)
10.38
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein)

10.39
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein)

10.40*
Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.53 to OGE Energy's Form 10-K for the year ended December 31, 2014 (File No. 1-12579) and incorporated by reference herein)

10.41*
Form of Restricted Stock Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.54 to OGE Energy's Form 10-K for the year ended December 31, 2014 (File No. 1-12579) and incorporated by reference herein)

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

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2012
Reserve for Uncollectible Accounts	$3.7	$3.3	$4.4	$2.6
Balance at December 31, 2013
Reserve for Uncollectible Accounts	$2.6	$2.5	$3.2	$1.9
Balance at December 31, 2014
Reserve for Uncollectible Accounts	$1.9	$2.3	$2.6	$1.6

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 26th day of February, 2015.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Peter B. Delaney
Peter B. Delaney
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter B. Delaney
Peter B. Delaney	Principal Executive
	Officer and Director;	February 26, 2015

/s/ Stephen Merrill
Stephen Merrill	Principal Financial Officer;	February 26, 2015

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 26, 2015

James H. Brandi	Director;
Wayne H. Brunetti	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
Kirk Humphreys	Director;
Robert Kelley	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
Sheila G. Talton	Director;

/s/ Peter B. Delaney
By Peter B. Delaney (attorney-in-fact)	February 26, 2015

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.