Form 10-Q
period 2015-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2015-05-07
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

At March 31, 2015, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
BART	Best available retrofit technology
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
MW	Megawatt
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Regional Haze	The EPA's regional haze rule
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in OG&E's 2014 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws and regulations that may impact OG&E's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber-attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 to OG&E's 2014 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
OPERATING REVENUES	$480.1	$560.4
COST OF SALES	211.6	293.4
OPERATING EXPENSES
Other operation and maintenance	114.3	117.1
Depreciation and amortization	73.8	64.3
Taxes other than income	23.1	23.8
Total operating expenses	211.2	205.2
OPERATING INCOME	57.3	61.8
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.5	1.1
Other income (loss)	1.7	(0.3)
Other expense	(0.3)	(0.4)
Net other income	2.9	0.4
INTEREST EXPENSE
Interest on long-term debt	36.7	33.7
Allowance for borrowed funds used during construction	(0.8)	(0.6)
Interest on short-term debt and other interest charges	0.9	0.8
Interest expense	36.8	33.9
INCOME BEFORE TAXES	23.4	28.3
INCOME TAX EXPENSE	6.3	7.6
NET INCOME	17.1	20.7
Other comprehensive income (loss), net of tax	—	—
COMPREHENSIVE INCOME	$17.1	$20.7

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17.1	$20.7
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	73.8	64.3
Deferred income taxes and investment tax credits, net	9.0	12.2
Allowance for equity funds used during construction	(1.5)	(1.1)
Stock-based compensation expense	0.8	0.8
Regulatory assets	2.7	3.5
Regulatory liabilities	(0.7)	(1.9)
Other assets	0.2	(5.4)
Other liabilities	0.2	20.7
Change in certain current assets and liabilities
Accounts receivable, net	19.6	(12.5)
Accrued unbilled revenues	9.0	7.0
Fuel, materials and supplies inventories	(24.0)	(4.0)
Fuel clause under recoveries	41.3	(35.8)
Other current assets	2.9	5.1
Accounts payable	(4.9)	(26.0)
Accounts payable - affiliates	1.2	(1.5)
Income taxes payable - parent	(2.8)	(4.7)
Fuel clause over recoveries	—	(0.4)
Other current liabilities	(20.3)	(33.1)
Net Cash Provided from Operating Activities	123.6	7.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(110.5)	(170.5)
Proceeds from sale of assets	0.1	0.4
Net Cash Used in Investing Activities	(110.4)	(170.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(30.0)	(50.0)
Proceeds from long-term debt	—	246.9
Changes in advances with parent	16.8	(34.7)
Net Cash (Used in) Provided from Financing Activities	(13.2)	162.2
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.2 and $1.6, respectively	$169.2	$188.8
Accrued unbilled revenues	46.5	55.5
Advances to parent	201.6	215.6
Fuel inventories	82.6	58.5
Materials and supplies, at average cost	77.8	77.9
Deferred income taxes	170.0	170.8
Fuel clause under recoveries	27.0	68.3
Other	31.6	34.5
Total current assets	806.3	869.9
OTHER PROPERTY AND INVESTMENTS	3.1	2.9
PROPERTY, PLANT AND EQUIPMENT
In service	9,878.1	9,835.6
Construction work in progress	145.1	111.6
Total property, plant and equipment	10,023.2	9,947.2
Less accumulated depreciation	3,045.4	3,005.7
Net property, plant and equipment	6,977.8	6,941.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	406.7	411.5
Other	41.0	40.4
Total deferred charges and other assets	447.7	451.9
TOTAL ASSETS	$8,234.9	$8,266.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	March 31, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.5	$0.3
Accounts payable - other	146.0	163.0
Customer deposits	75.2	73.7
Accrued taxes	23.5	38.8
Accrued interest	34.1	42.9
Accrued compensation	23.5	22.6
Long-term debt due within one year	110.0	—
Other	52.9	51.6
Total current liabilities	466.7	392.9
LONG-TERM DEBT	2,545.4	2,655.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	176.3	178.3
Deferred income taxes	1,694.4	1,686.6
Regulatory liabilities	271.6	263.0
Other	88.4	85.9
Total deferred credits and other liabilities	2,230.7	2,213.8
Total liabilities	5,242.8	5,262.0
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,020.0	1,019.2
Retained earnings	1,972.1	1,985.0
Total stockholder's equity	2,992.1	3,004.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,234.9	$8,266.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2014	$100.9	$918.3	$1,985.0	$3,004.2
Net income	—	—	17.1	17.1
Dividends declared on common stock	—	—	(30.0)	(30.0)
Stock-based compensation	—	0.8	—	0.8
Balance at March 31, 2015	$100.9	$919.1	$1,972.1	$2,992.1

Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$2,829.3
Net income	—	—	20.7	20.7
Dividends declared on common stock	—	—	(30.0)	(30.0)
Stock-based compensation	—	0.8	—	0.8
Balance at March 31, 2014	$100.9	$916.2	$1,803.7	$2,820.8

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2015 and December 31, 2014, the results of its operations and cash flows for the three months ended March 31, 2015 and 2014, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2014 Form 10-K.

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

OG&E records certain actual or anticipated costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refunded in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2015	December 31, 2014
Regulatory Assets
Current
Fuel clause under recoveries	$27.0	$68.3
Oklahoma demand program rider under recovery (A)	16.2	19.7
Other (A)	10.6	9.1
Total Current Regulatory Assets	$53.8	$97.1
Non-Current
Benefit obligations regulatory asset	$258.2	$261.1
Income taxes recoverable from customers, net	56.2	56.1
Smart Grid	43.8	43.9
Deferred storm expenses	16.5	17.5
Unamortized loss on reacquired debt	15.8	16.1
Other	16.2	16.8
Total Non-Current Regulatory Assets	$406.7	$411.5
Regulatory Liabilities
Current
Crossroads wind farm rider over recovery (B)	$12.9	$10.3
Smart Grid rider over recovery (B)	11.2	12.5
Other (B)	2.1	1.6
Total Current Regulatory Liabilities	$26.2	$24.4
Non-Current
Accrued removal obligations, net	$252.3	$248.1
Pension tracker	19.3	14.9
Total Non-Current Regulatory Liabilities	$271.6	$263.0

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In millions)	2015	2014
Balance at January 1	$58.6	$55.2
Liabilities settled	(0.3)	—
Accretion expense	0.6	0.6
Balance at March 31	$58.9	$55.8

2.	Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose a deferral of the effective date of the new revenue standard by one year, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and the forthcoming exposure drafts, which amend the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. The FASB’s proposed deferral is subject to its due process requirement, which includes a period for public comments. OG&E is still determining the impact of this standard.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The FASB issued the updated guidance as part of its initiative to reduce complexity in accounting standards, as it had received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium created unnecessary complexity. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. OG&E will reflect the impacts of this ASU in the first quarter of 2016.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $31.2 million and $32.5 million during the three months ended March 31, 2015 and 2014, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which eliminated the natural gas storage services. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(In millions)	2015	2014
Operating Revenues:
Electricity to power electric compression assets	$3.1	$2.9
Cost of Sales:
Natural gas transportation services	$8.8	$8.7
Natural gas storage services	—	3.3
Natural gas purchases	2.5	5.0

During both the three months ended March 31, 2015 and 2014, OG&E declared dividends to OGE Energy of $30.0 million.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,509.8	$3,000.5	$2,509.7	$2,957.7
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.2	10.5	10.2	10.3

OG&E's long-term debt is recorded at the carrying amount. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy except for the Tinker Debt which fair value was based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

5.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2015 and 2014 related to performance units and restricted stock for OG&E employees.

	Three Months Ended March 31,
(In millions)	2015	2014
Performance units
Total shareholder return	$0.6	$0.5
Earnings per share	0.2	0.4
Total compensation expense	$0.8	$0.9
Income tax benefit	$0.3	$0.4

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the three months ended March 31, 2015, there were 17,727 shares of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three months ended March 31, 2015, there were 711 shares of restricted stock returned to OG&E to satisfy tax liabilities.

The following table summarizes the activity of OG&E's stock-based compensation during the three months ended March 31, 2015.

	Units/Shares	Fair Value
Grants
Performance units (Total shareholder return)	90,098	$31.02
Performance units (Earnings per share)	30,034	$33.99
Conversions
Performance units (Total shareholder return) (A)	73,020	N/A
Performance units (Earnings per share) (A)	24,339	N/A

(A)
Performance units were converted based on a payout ratio of 29 percent of the target number of performance units granted in February 2012 and are included in the 17,727 shares of common stock issued during the three months ended March 31, 2015 as discussed above.

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

As previously reported in OG&E's 2014 Form 10-K, OG&E has determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the first quarter of 2015, OG&E recorded an additional reserve for this item of $0.2 million ($0.1 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Long-Term Debt

At March 31, 2015, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.07%	Garfield Industrial Authority, January 1, 2025	$47.0
0.06%	-	0.07%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.05%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

At March 31, 2015 and December 31, 2014, there were $201.6 million and $215.6 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At March 31, 2015, there were no intercompany borrowings outstanding under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2015, there were $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2015 (B)	2014 (B)	2015 (B)	2014 (B)
Service cost	$2.7	$2.6	$—	$—
Interest cost	4.8	5.4	0.1	—
Expected return on plan assets	(9.3)	(9.9)	—	—
Amortization of net loss	3.2	2.8	—	—
Amortization of unrecognized prior service cost (A)	0.1	0.5	—	0.1
Net periodic benefit cost	$1.5	$1.4	$0.1	$0.1

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.6 million and $1.5 million of net periodic benefit cost recognized during the three months ended March 31, 2015 and 2014, respectively, OG&E recognized an increase in pension expense during the three months ended March 31, 2015 and 2014 of $3.0 million and $3.3 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended
	March 31,
(In millions)	2015 (B)	2014 (B)
Service cost	$0.3	$0.6
Interest cost	2.0	2.3
Expected return on plan assets	(0.5)	(0.6)
Amortization of net loss	2.9	2.7
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)
Net periodic benefit cost	$1.3	$1.6

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.3 million and $1.6 million of net periodic benefit cost recognized during the three months ended March 31, 2015 and 2014, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended March 31, 2015 and 2014 of $1.4 million and $1.2 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended
	March 31,
(In millions)	2015	2014
Capitalized portion of net periodic pension benefit cost	$0.5	$0.4
Capitalized portion of net periodic postretirement benefit cost	0.4	0.5

10.	Commitments and Contingencies

Except as set forth below, in Note 11 and under "Environmental Laws and Regulations" in Item 2 of Part I, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2014 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Environmental Laws and Regulations
Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  EPA and the Sierra Club did not file an appeal of the Court’s ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008, were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where oral argument was held on March 18, 2015.

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

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2014 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

Arkansas Regulatory Developments

The State of Arkansas recently enacted two laws related to rate filings. Act 725, among other things, provides a public utility the option, to be exercised concurrently with the filing of a general rate application, to file notice of its intent to exercise its right for an annual formula rate review so as to provide a streamlined review of the utility’s rates to determine if adjustments in rates are justified. If the utility exercises such rights, rates may be adjusted if the earned return rate is 0.5 percent above or below the target return rate. This procedure is expected to reduce regulatory lag in Arkansas. Act 725 additionally allows for evidence to be presented, relative to the calculation of the return on common equity, comparing the requested return on common equity to approved returns on common equity for public utilities delivering similar services with corresponding risks within Arkansas and also in similar regulatory jurisdictions in the same general part of the country.

Act 1000 amends and clarifies existing interim rate requirements to expand the types of expenses that may be recorded and specifically authorize the recovery of allowance for funds used during construction. Act 1000 allows a public utility to file for an interim rate schedule through which it may recover investments and expenses, including allowance for funds used during construction, expended complying with legislative or administrative rules, regulations, or requirements related to the protection of the public, health, safety, or the environment. Rates are implemented at the time of filing of the interim rate schedule, subject to refund.

Pending Regulatory Matters

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance and Mustang modernization plans included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application began on March 3, 2015 and concluded on April 8, 2015.

Multiple parties advocating a variety of positions  have intervened in the proceeding. OG&E expects a ruling from the OCC in the second or third quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the second quarter of 2015 seeking related approvals from the APSC.
Oklahoma Demand Program Rider Review

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with Demand Programs through the Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off peak hours during the months of May through October, by offering lower rates to those customers in the off peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates.  Non SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers, by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

In December 2012, the OCC issued an order approving the recovery of costs associated with the Demand Programs, including the lost revenues associated with the SmartHours program, subject to the Oklahoma Public Utility Division staff review.

In March 2014, the Oklahoma Public Utility Division staff began their review of the Demand Program cost, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the Oklahoma Public Utility Division staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014, which would result in lost revenues for 2014 of $11.6 million.

In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues, in accordance with the agreement that it believed had been reached with the Oklahoma Public Utility Division staff.

In April 2015, the Oklahoma Public Utility Division staff filed an application, seeking an order from the OCC determining the proper calculation methodology for lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma Public Utility Division staff recommends the OCC approve the Oklahoma Public Utility Division staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it had agreed upon and which would result in recovery of lost revenue for 2013 of only $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes that the methodology agreed to in November 2014, is consistent with the 2012 OCC order, and believes that it is probable that it will recover the $10.1 million of lost revenues associated with 2013, and the $11.6 million associated with 2014. A hearing is scheduled to commence on June 30, 2015.

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

Overview

OG&E Strategy

OGE Energy's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customers' needs for energy and related services focusing on safety, efficiency, reliability, customer service and risk management. OGE Energy's corporate strategy is to continue to maintain its existing business mix and diversified asset position of its regulated electric utility business and interest in a publicly traded midstream company, while providing competitive energy products and services to customers as well as seeking growth opportunities in both businesses.

Summary of Operating Results

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014

OG&E reported net income of $17.1 million and $20.7 million during the three months ended March 31, 2015 and 2014, respectively, which decreased $3.6 million, or 17.4 percent, reflecting a decrease in gross margin related to milder weather during the three months ended March 2015 as compared to the same period in 2014, an increase in interest expense related to the issuance of debt and an increase in depreciation expense due to additional assets being placed into service in 2014. Partially offsetting these items was an increase in gross margin related to an increase in customer growth and lower operations and maintenance expenses from less work done at the power plants.

2015 Outlook

OGE Energy projects OG&E to earn approximately $282 million to $298 million in 2015, which is unchanged from that previously reported in OG&E's 2014 Form 10-K and assumes normal weather for the remainder of the year. See OG&E's 2014 Form 10-K for other key factors and assumptions underlying its 2015 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2015 as compared to the same period in 2014 and OG&E's financial position at March 31, 2015. Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net income	$17.1	$20.7

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Operating revenues	$480.1	$560.4
Cost of sales	211.6	293.4
Other operation and maintenance	114.3	117.1
Depreciation and amortization	73.8	64.3
Taxes other than income	23.1	23.8
Operating income	57.3	61.8
Allowance for equity funds used during construction	1.5	1.1
Other income (loss)	1.7	(0.3)
Other expense	0.3	0.4
Interest expense	36.8	33.9
Income tax expense	6.3	7.6
Net income	$17.1	$20.7
Operating revenues by classification
Residential	$194.6	$220.5
Commercial	105.9	123.7
Industrial	41.7	50.8
Oilfield	37.0	44.3
Public authorities and street light	39.4	47.9
Sales for resale	11.8	16.6
System sales revenues	430.4	503.8
Off-system sales revenues	10.3	19.0
Other	39.4	37.6
Total operating revenues	$480.1	$560.4
Reconciliation of gross margin to revenue:
Operating revenues	$480.1	$560.4
Cost of sales	211.6	293.4
Gross Margin	$268.5	$267.0
Megawatt-hour sales by classification (In millions)
Residential	2.3	2.5
Commercial	1.6	1.6
Industrial	0.9	0.9
Oilfield	0.9	0.8
Public authorities and street light	0.7	0.7
Sales for resale	0.3	0.3
System sales	6.7	6.8
Off-system sales	0.2	0.4
Total sales	6.9	7.2
Number of customers	817,781	809,602
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.629	5.518
Coal	2.115	2.146
Total fuel	2.200	3.490
Total fuel and purchased power	2.901	3.792
Degree days (A)
Heating - Actual	1,841	2,065
Heating - Normal	1,798	1,798
Cooling - Actual	11	9
Cooling - Normal	13	13

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

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014
OG&E's net income decreased $3.6 million, or 17.4 percent, during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to higher depreciation and amortization expense and interest expense partially offset by lower other operation and maintenance expense, higher other income and higher gross margin.
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

Operating revenues were $480.1 million during the three months ended March 31, 2015 as compared to $560.4 million during the same period in 2014, a decrease of $80.3 million, or 14.3 percent. Cost of sales were $211.6 million during the three months ended March 31, 2015 as compared to $293.4 million during the same period in 2014, a decrease of $81.8 million, or 27.9 percent. Gross margin was $268.5 million during the three months ended March 31, 2015 as compared to $267.0 million during the same period in 2014, an increase of $1.5 million, or 0.6 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
New customer growth	$5.3
Price variance (A)	4.9
Wholesale transmission revenue	0.8
Other	0.7
Non-residential demand and related revenues	0.4
Quantity variance (primarily weather)	(10.6)
Change in gross margin	$1.5

(A)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $113.8 million during the three months ended March 31, 2015 as compared to $195.1 million during the same period in 2014, a decrease of $81.3 million, or 41.7 percent, primarily due to a decrease in natural gas prices. Purchased power costs were $86.5 million during the three months ended March 31, 2015 as compared to $89.8 million during the same period in 2014, a decrease of $3.3 million, or 3.7 percent, primarily due to decreases of $3.3 million in wind purchased power, $1.8 million in cogeneration purchases, $1.0 million in bilateral agreements, and $8.0 million in purchases from the Energy Imbalance Service Market which ceased on February 28, 2014, offset by an increase of $10.8 million in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Market, which began on March 1, 2014. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission charges were $11.3 million during the three months ended March 31, 2015 as compared to $8.5 million during the same period in 2014, an increase of $2.8 million, or 32.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $114.3 million during the three months ended March 31, 2015 as compared to $117.1 million during the same period in 2014, a decrease of $2.8 million, or 2.4 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Maintenance at power plants	$(3.8)
Additional capitalized labor	(2.0)
Corporate overhead and allocations (A)	(1.1)
Overtime wages (B)	(1.0)
Other marketing, sales and commercial (C)	1.0
Employee medical and dental expenses (D)	2.0
Regular salaries and wages (E)	2.1
Change in other operation and maintenance expense	$(2.8)

(A)	Decreased primarily due to lower costs at the holding company.

(B)	Decreased primarily due to lower overtime as a result of less work performed on distribution projects and maintenance at the power plants.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(D)	Increased primarily due to higher actual medical costs incurred.

(E)	Increased primarily due to annual salary increases.

Depreciation and amortization expense was $73.8 million during the three months ended March 31, 2015 as compared to $64.3 million during the same period in 2014, an increase of $9.5 million, or 14.8 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014.

Additional Information
Other Income. Other income was $1.7 million during the three months ended March 31, 2015 as compared to a loss of $0.3 million during the same period in 2014, an increase of $2.0 million, primarily due to increased guaranteed flat bill margins.

Interest Expense. Interest expense was $36.8 million during the three months ended March 31, 2015 as compared to $33.9 million during the same period in 2014, an increase of $2.9 million, or 8.6 percent, primarily due to an increase in interest on long term debt related to a $250 million debt issuance that occurred in March 2014 and a $250 million debt issuance that occurred in December 2014.

Income Tax Expense. Income tax expense was $6.3 million during the three months ended March 31, 2015 as compared to $7.6 million during the same period in 2014, a decrease of $1.3 million, or 17.1 percent, reflecting lower pretax income.

Off-Balance Sheet Arrangement

There have been no significant changes in OG&E's off-balance sheet arrangement from that discussed in OG&E's 2014 Form 10-K.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $215.7 million and $244.3 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $28.6 million, or 11.7 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower usage due to milder weather in March 2015 as compared to December 2014.

The balance of Fuel Inventories was $82.6 million and $58.5 million at March 31, 2015 and December 31, 2014, respectively, an increase of $24.1 million, or 41.2 percent, primarily due to higher coal inventory balances at OG&E's coal fired plants resulting from increased deliveries and less coal generation in the three months ended March 2015 as compared to December 2014.

The balance of Fuel Clause Under Recoveries was $27.0 million and $68.3 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $41.3 million, or 60.5 percent, primarily due to higher amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Accounts Payable was $147.5 million and $163.3 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $15.8 million, or 9.7 percent, primarily due to the timing of vendor payments and a decrease in accruals.

The balance of Accrued Taxes was $23.5 million and $38.8 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $15.3 million, or 39.4 percent, primarily due to ad valorem tax accruals and payments.

The balance of Accrued Interest was $34.1 million and $42.9 million at March 31, 2015 and December 31, 2014, respectively, a decrease of $8.8 million, or 20.5 percent, primarily due to the timing of interest payments on long-term debt in 2014 partially offset by additional interest accrued on long-term debt reflecting a $250 million debt issuance in March 2014 and a $250 million debt issuance in December 2014.

The balance of Long-term Debt Due Within One Year was $110.0 million as of March 31, 2015 compared to no balance at December 31, 2014 primarily due to the reclassification of long-term debt that will mature in January 2016.

Cash Flows

	Three Months Ended
	March 31,		2015 vs. 2014
(In millions)	2015	2014	$ Change	% Change
Net cash provided from operating activities	$123.6	$7.9	$115.7	*
Net cash used in investing activities	(110.4)	(170.1)	59.7	35.1%
Net cash (used in) provided from financing activities	(13.2)	162.2	(175.4)	*
* Change is greater than 100%.

Operating Activities

The increase of $115.7 million in net cash provided from operating activities during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to an increase in cash received from fuel under recoveries and an increase in cash received on accounts receivable from the partners of the jointly owned plants.

Investing Activities

The decrease of $59.7 million, or 35.1 percent, in net cash used in investing activities during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to a decrease in transmission projects.

Financing Activities

The increase of $175.4 million in net cash used in financing activities during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to the issuance of $250 million in long-term debt during the first quarter of 2014 partially offset by an increase in cash advances from parent and a decrease in the payment of dividends.

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

(In millions)	2015	2016	2017	2018	2019
Base Transmission	$40	$30	$30	$30	$30
Base Distribution	175	175	175	175	175
Base Generation	90	75	75	75	75
Other	50	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	355	305	305	305	305
Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	20	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	50	55	45	30	80
Other Projects:
Smart Grid Program	10	10	—	—	—
Environmental - low NOX burners (D)	30	25	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	80	150	140	95	20
Combustion turbines - Mustang Modernization	15	45	175	165	—
Total Other Projects	155	230	325	300	55
Total Known and Committed Projects	205	285	370	330	135
Total	$560	$590	$675	$635	$440

(A)	Typically 100kV to 299kV projects. Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

(D)
Represent capital costs associated with OG&E’s Environmental Compliance Plan to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s Environmental Compliance Plan can be found in Note 11 of Notes to Condensed Financial Statements under "Environmental Compliance Plan" in Item 1 of Part I of this Form 10-Q, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q.

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

Short-Term Debt and Credit Facility

At March 31, 2015 and December 31, 2014, there were $201.6 million and $215.6 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At March 31, 2015, there were no intercompany borrowings outstanding under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2015, there were $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At March 31, 2015, OG&E had $398.1 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, impairment estimates of long-lived assets (including intangible assets), income taxes, contingency reserves, asset retirement obligations, the allowance for uncollectible accounts and the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2014 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other appropriate experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows. See Notes 10 and 11 of Notes to Condensed Financial Statements in this Form 10-Q for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2014 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the Commission to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance and Mustang modernization plans included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions  have intervened in the proceeding. OG&E expects a ruling from the OCC in the second or third quarter of 2015. At this time, OG&E cannot predict the outcome of the proceeding. OG&E plans to file applications in the second quarter of 2015 seeking related approvals from the APSC.

Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  EPA and the Sierra Club did not file an appeal of the Court’s ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008, were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the Eastern District dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the Eastern District to dismiss its remaining claims with prejudice. On August 27, 2014, the Eastern District granted the Sierra Club's request. The Sierra Club has filed a Notice of Appeal with the 10th Circuit where oral argument was held on March 18, 2015.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E's 2014 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

Item 1A.  Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2014 Form 10-K, which are incorporated herein by reference.

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

May 7, 2015