Form 10-Q
period 2015-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2015-08-06
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

At June 30, 2015, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
BART	Best available retrofit technology
CO2	Carbon dioxide
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
PUD	Public Utility Division of the Oklahoma Corporation Commission
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
OPERATING REVENUES	$549.9	$611.8	$1,030.0	$1,172.2
COST OF SALES	210.9	270.9	422.5	564.3
OPERATING EXPENSES
Other operation and maintenance	115.6	115.0	229.9	232.1
Depreciation and amortization	74.3	65.0	148.1	129.3
Taxes other than income	21.6	18.7	44.7	42.5
Total operating expenses	211.5	198.7	422.7	403.9
OPERATING INCOME	127.5	142.2	184.8	204.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.7	0.8	3.2	1.9
Other income	3.3	0.9	5.0	0.6
Other expense	(0.6)	(0.5)	(0.9)	(0.9)
Net other income	4.4	1.2	7.3	1.6
INTEREST EXPENSE
Interest on long-term debt	36.7	36.4	73.4	70.1
Allowance for borrowed funds used during construction	(0.8)	(0.5)	(1.6)	(1.1)
Interest on short-term debt and other interest charges	1.4	1.6	2.3	2.4
Interest expense	37.3	37.5	74.1	71.4
INCOME BEFORE TAXES	94.6	105.9	118.0	134.2
INCOME TAX EXPENSE	25.6	29.0	31.9	36.6
NET INCOME	69.0	76.9	86.1	97.6
Other comprehensive income (loss), net of tax	—	—	—	—
COMPREHENSIVE INCOME	$69.0	$76.9	$86.1	$97.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86.1	$97.6
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	148.1	129.3
Deferred income taxes and investment tax credits, net	52.5	66.5
Allowance for equity funds used during construction	(3.2)	(1.9)
Gain on disposition of assets	—	(0.2)
Stock-based compensation expense	1.5	1.4
Regulatory assets	2.5	(0.5)
Regulatory liabilities	(2.0)	(5.4)
Other assets	5.5	(16.3)
Other liabilities	(3.1)	10.3
Change in certain current assets and liabilities
Accounts receivable, net	2.9	(8.0)
Accrued unbilled revenues	(30.8)	(23.6)
Fuel, materials and supplies inventories	(29.8)	22.0
Fuel clause under recoveries	64.6	(55.9)
Other current assets	(8.3)	0.1
Accounts payable	(36.1)	(53.9)
Accounts payable - affiliates	1.1	(0.3)
Income taxes payable - parent	(21.2)	(30.1)
Fuel clause over recoveries	1.6	(0.4)
Other current liabilities	9.5	0.3
Net Cash Provided from Operating Activities	241.4	131.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(224.3)	(295.1)
Proceeds from sale of assets	2.0	0.6
Net Cash Used in Investing Activities	(222.3)	(294.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(60.0)	(80.0)
Proceeds from long-term debt	—	246.5
Payment of long-term debt	(0.1)	(0.1)
Changes in advances with parent	41.0	(1.6)
Net Cash (Used in) Provided from Financing Activities	(19.1)	164.8
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	1.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.2 and $1.6, respectively	$185.9	$188.8
Accrued unbilled revenues	86.3	55.5
Advances to parent	195.8	215.6
Fuel inventories	89.4	58.5
Materials and supplies, at average cost	76.8	77.9
Deferred income taxes	157.4	170.8
Fuel clause under recoveries	3.7	68.3
Other	42.8	34.5
Total current assets	838.1	869.9
OTHER PROPERTY AND INVESTMENTS	4.7	2.9
PROPERTY, PLANT AND EQUIPMENT
In service	9,983.2	9,835.6
Construction work in progress	161.7	111.6
Total property, plant and equipment	10,144.9	9,947.2
Less accumulated depreciation	3,096.6	3,005.7
Net property, plant and equipment	7,048.3	6,941.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	404.8	411.5
Other	36.7	40.4
Total deferred charges and other assets	441.5	451.9
TOTAL ASSETS	$8,332.6	$8,266.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	June 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.4	$0.3
Accounts payable - other	134.4	163.0
Customer deposits	75.8	73.7
Accrued taxes	41.3	38.8
Accrued interest	42.8	42.9
Accrued compensation	23.1	22.6
Long-term debt due within one year	110.0	—
Fuel clause over recoveries	1.6	—
Other	56.1	51.6
Total current liabilities	486.5	392.9
LONG-TERM DEBT	2,545.4	2,655.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	174.0	178.3
Deferred income taxes	1,724.5	1,686.6
Regulatory liabilities	279.6	263.0
Other	90.8	85.9
Total deferred credits and other liabilities	2,268.9	2,213.8
Total liabilities	5,300.8	5,262.0
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,020.7	1,019.2
Retained earnings	2,011.1	1,985.0
Total stockholder's equity	3,031.8	3,004.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,332.6	$8,266.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2014	$100.9	$918.3	$1,985.0	$3,004.2
Net income	—	—	86.1	86.1
Dividends declared on common stock	—	—	(60.0)	(60.0)
Stock-based compensation	—	1.5	—	1.5
Balance at June 30, 2015	$100.9	$919.8	$2,011.1	$3,031.8

Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$2,829.3
Net income	—	—	97.6	97.6
Dividends declared on common stock	—	—	(60.0)	(60.0)
Stock-based compensation	—	1.4	—	1.4
Balance at June 30, 2014	$100.9	$916.8	$1,850.6	$2,868.3

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at June 30, 2015 and December 31, 2014, the results of its operations and cash flows for the three and six months ended June 30, 2015 and 2014, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2014 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	June 30, 2015	December 31, 2014
Regulatory Assets
Current

Oklahoma demand program rider under recovery (A)	$26.6	$19.7
Fuel clause under recoveries	3.7	68.3
Other (A)	12.4	9.1
Total Current Regulatory Assets	$42.7	$97.1
Non-Current
Benefit obligations regulatory asset	$254.2	$261.1
Income taxes recoverable from customers, net	56.3	56.1
Smart Grid	43.8	43.9
Deferred storm expenses	17.0	17.5
Unamortized loss on reacquired debt	15.5	16.1
Other	18.0	16.8
Total Non-Current Regulatory Assets	$404.8	$411.5
Regulatory Liabilities
Current
Crossroads wind farm rider over recovery (B)	$8.6	$10.3
Smart Grid rider over recovery (B)	8.0	12.5
Fuel clause over recoveries	1.6	—
Other (B)	3.2	1.6
Total Current Regulatory Liabilities	$21.4	$24.4
Non-Current
Accrued removal obligations, net	$256.4	$248.1
Pension tracker	23.2	14.9
Total Non-Current Regulatory Liabilities	$279.6	$263.0

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
(In millions)	2015	2014
Balance at January 1	$58.6	$55.2
Liabilities settled (A)	(0.5)	—
Accretion expense	1.3	1.3
Balance at June 30	$59.4	$56.5
(A) In 2015, asset retirement obligations were settled for the asbestos abatement at one of OGE's generating facilities.

2.	Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. For public entities, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. OG&E is still determining the impact of this standard.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Suptopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The FASB issued the updated guidance as part of its initiative to reduce complexity in accounting standards, as it had received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium created unnecessary complexity. On June 18, 2015, the SEC observer stated that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to revolving debt arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. OG&E will reflect the impacts of this ASU in the first quarter of 2016.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $30.5 million and $29.4 million during the three months ended June 30, 2015 and 2014, respectively, and $61.7 million and $61.9 million for the six months ended June 30, 2015 and 2014, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which eliminated the natural gas storage services. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Operating Revenues:
Electricity to power electric compression assets	$3.6	$3.3	$6.7	$6.0
Cost of Sales:
Natural gas transportation services	$8.7	$8.7	$17.5	$17.4
Natural gas storage services	—	1.1	—	4.4
Natural gas purchases	2.1	(1.4)	4.6	3.5

During both the six months ended June 30, 2015 and 2014, OG&E declared dividends to OGE Energy of $60.0 million.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,509.9	$2,811.6	$2,509.7	$2,957.7
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.1	9.1	10.2	10.3

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2015 and 2014 related to performance units and restricted stock for OG&E employees.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Performance units
Total shareholder return	$0.7	$0.5	$1.3	$1.0
Earnings per share	0.2	0.1	0.4	0.5
Total performance units	0.9	0.6	1.7	1.5
Restricted stock	0.1	—	0.1	—
Total compensation expense	$1.0	$0.6	$1.8	$1.5
Income tax benefit	$0.4	$0.2	$0.7	$0.6

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the three and six months ended June 30, 2015, there were no shares and 17,727 shares, respectively, of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three and six months ended June 30, 2015, there were 91 shares and 802 shares of restricted stock returned to OG&E to satisfy tax liabilities.

6.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2011 or state and local tax examinations by tax authorities for years prior to 2010. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

As previously reported, OG&E has determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the second quarter of 2015, OG&E recorded an additional reserve for this item of $1.3 million ($0.9 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Long-Term Debt

At June 30, 2015, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.13%	Garfield Industrial Authority, January 1, 2025	$47.0
0.06%	-	0.19%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.14%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

At June 30, 2015 and December 31, 2014, there were $195.8 million and $215.6 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At June 30, 2015, there were no intercompany borrowings outstanding under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2015, there were $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2015 (B)	2014 (B)	2015 (C)	2014 (C)	2015 (B)	2014 (B)	2015 (C)	2014 (C)
Service cost	$2.3	$1.9	$5.0	$4.5	$—	$—	$—	$—
Interest cost	5.0	5.3	9.8	10.7	(0.1)	0.1	—	0.1
Expected return on plan assets	(9.2)	(7.9)	(18.5)	(17.8)	—	—	—	—
Amortization of net loss	4.2	2.9	7.4	5.7	0.1	—	0.1	—
Amortization of unrecognized prior service cost (A)	0.2	0.4	0.3	0.9	—	—	—	0.1
Net periodic benefit cost	$2.5	$2.6	$4.0	$4.0	$—	$0.1	$0.1	$0.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $2.5 million and $2.7 million of net periodic benefit cost recognized during the three months ended June 30, 2015 and 2014, respectively, OG&E recognized an increase in pension expense during the three months ended June 30, 2015 and 2014 of $2.4 million and $2.3 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $4.1 million and $4.2 million of net periodic benefit cost recognized during the six months ended June 30, 2015 and 2014, respectively, OG&E recognized an increase in pension expense during the six months ended June 30, 2015 and 2014 of $5.4 million and $5.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015 (B)	2014 (B)	2015 (C)	2014 (C)
Service cost	$0.2	$0.4	$0.5	$1.0
Interest cost	2.0	2.1	4.0	4.4
Expected return on plan assets	(0.6)	(0.5)	(1.1)	(1.1)
Amortization of net loss	3.0	2.8	5.9	5.5
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)	(6.8)	(6.8)
Net periodic benefit cost	$1.2	$1.4	$2.5	$3.0

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.2 million and $1.4 million of net periodic benefit cost recognized during the three months ended June 30, 2015 and 2014, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended June 30, 2015 and 2014 of $1.5 million and $1.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $2.5 million and $3.0 million of net periodic benefit cost recognized during the six months ended June 30, 2015 and 2014, respectively, OG&E recognized an increase in postretirement medical expense during the six months ended June 30, 2015 and 2014 of $2.9 million and $2.6 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Capitalized portion of net periodic pension benefit cost	$0.8	$0.9	$1.3	$1.3
Capitalized portion of net periodic postretirement benefit cost	0.4	0.4	0.8	0.9

10.	Commitments and Contingencies

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
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over the Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if the Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  The EPA and the Sierra Club did not file an appeal of the Court’s ruling.

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

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the Sierra Club could seek to require OG&E to install additional pollution control equipment at Muskogee 6, including scrubbers, baghouses and selective catalytic reduction systems and pay fines and significant penalties as a result of the allegations. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

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

Clean Power Plan

On August 3, 2015, the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (lb/MWh) or mass-based tonnage limits for CO2.  The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma.  The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission.  The compliance period begins in 2022, and emission reductions will be phased in to 2030.  The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan is not submitted to the EPA.  OG&E is evaluating the Clean Power Plan rules and has not reached any final conclusions.

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

Arkansas Regulatory Developments

The State of Arkansas earlier in 2015 enacted two laws related to rate filings. Act 725, among other things, provides a public utility the option, to be exercised concurrently with the filing of a general rate application, to file notice of its intent to exercise its right for an annual formula rate review so as to provide a streamlined review of the utility’s rates to determine if adjustments in rates are justified. If the utility exercises such rights, rates may be adjusted if the earned return rate is 0.5 percent above or below the target return rate. This procedure is expected to reduce regulatory lag in Arkansas. Act 725 additionally allows for evidence to be presented, relative to the calculation of the return on common equity, comparing the requested return on common equity to approved returns on common equity for public utilities delivering similar services with corresponding risks within Arkansas and also in similar regulatory jurisdictions in the same general part of the country.

Act 1000 amends and clarifies existing interim rate requirements to expand the types of expenses that may be recorded and specifically authorize the recovery of allowance for funds used during construction. Act 1000 allows a public utility to file for an interim rate schedule through which it may recover investments and expenses, including allowance for funds used during construction, expended complying with legislative or administrative rules, regulations, or requirements related to the protection of the public, health, safety, or the environment. Rates are implemented at the time of filing of the interim rate schedule, subject to refund. As permitted by Act 1000, on May 8, 2015, OG&E filed an interim rate schedule to recover expenditures for the Arkansas portion of the low NOx burners made in order to comply with the Regional Haze rule for NOx.

Pending Regulatory Matters

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance and Mustang Modernization Plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
As previously reported, on June 8, 2015 the ALJ issued his report on OG&E's application. While the ALJ in his report agrees that the installation of dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas pursuant to OG&E’s environmental compliance plan is the best approach, the ALJ makes various recommendations including, among others, that: (i) the OCC should not raise rates at this time; (ii) with respect to OG&E’s environmental compliance plan, the OCC should grant pre-approval of the estimated costs for new equipment as set by contract, including installation costs covered by a contract, but pre-approval of other equipment and installation costs that were still being negotiated at the end of the evidentiary hearing on April 8, 2015 should be deferred and may be considered in the next general rate case; (iii) the foregoing pre-approval is subject to the condition that the OCC should direct OG&E to issue requests for information for at least 200 MWs of wind power within thirty days of a final order; (iv) the OCC should postpone consideration of all other cost recovery issues until the next general rate case; (v) the OCC should direct the PUD Director to commence a general rate case; and (vi) the OCC should deny the Mustang Modernization Plan. OG&E filed exceptions to the ALJ's report in which OG&E set forth the various findings and recommendations that OG&E believes to be erroneous, including the ALJ’s refusal to recommend a recovery rider for OG&E environmental compliance plan and the ALJ’s recommendation that the OCC should deny the Mustang Modernization Plan. The OCC heard oral arguments on June 25, 2015 and took the case under advisement. On July 21, 2015, Commissioner Bob Anthony (one of the three commissioners on the OCC) issued his deliberation statement that was consistent with many parts of the ALJ Report, including the ALJ’s support of OG&E’s environmental compliance plan, the ALJ’s recommendation, as described above, to pre-approve certain estimated costs of the environmental recovery plan, and the ALJ’s recommendation to defer all other costs recovery issues until the next general rate case. OG&E cannot predict the outcome of this proceeding.
Oklahoma Demand Program Rider Review

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with Demand Programs through the Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off peak hours during the months of May through October, by offering lower rates to those customers in the off peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates.  Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers, by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

In December 2012, the OCC issued an order approving the recovery of costs associated with the Demand Programs, including the lost revenues associated with the SmartHours program, subject to the Oklahoma PUD staff review.

In March 2014, the Oklahoma PUD staff began their review of the Demand Program cost, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the Oklahoma PUD staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014, which would result in lost revenues for 2014 of $11.6 million.

In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues, in accordance with the agreement that it believed had been reached with the Oklahoma PUD staff.

In April 2015, the Oklahoma PUD staff filed an application, seeking an order from the OCC determining the proper calculation methodology for lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma PUD staff recommends the OCC approve the Oklahoma Public Utility

Division staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it had agreed upon and which would result in recovery of lost revenue for 2013 of only $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes that the methodology agreed to in November 2014, is consistent with the 2012 OCC order, and believes that it is probable that it will recover the $10.1 million of lost revenues associated with 2013, and the $11.6 million associated with 2014. A hearing was held on June 30, 2015 and July 1, 2015. OG&E expects a commission ruling in the third quarter of 2015.

Fuel Adjustment Clause Review for Calendar Year 2013

The OCC routinely reviews the costs recovered from customers through OG&E's fuel adjustment clause. On July 31, 2014, the OCC Staff filed an application to review OG&E's fuel adjustment clause for calendar year 2013, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on September 29, 2014. On May 21, 2015, the ALJ recommended that the OCC find that OG&E's 2013 electric generation, purchased power and fuel procurement processes and costs were prudent, accurate and properly applied to customer billing statements. OG&E received an order to that effect from the OCC on June 17, 2015.

Fuel Adjustment Clause Review for Calendar Year 2014

On July 28, 2015, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2014, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs.

Oklahoma Rate Case Filing

On July 28, 2015 OG&E filed a notice of intent with the OCC to file a general rate case on or before November 30, 2015 based on a June 30, 2015 test year and to modify rates no later than 180 days from the date of filing the rate case.  Among the matters OG&E expects the rate case to address are certain cost recovery riders, the retail portion of transmission expenditures made by OG&E since the last rate case, ad valorem taxes, depreciation rates, impact of the expiration of OG&E’s wholesale contracts and the costs associated with the SPP Integrated Market.

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

Summary of Operating Results

Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014

OG&E reported net income of $69.0 million and $76.9 million during the three months ended June 30, 2015 and 2014, respectively, a decrease $7.9 million, or 10.3 percent, reflecting a decrease in gross margin related to lower wholesale transmission revenue and mild weather, an increase in depreciation expense due to additional assets being placed into service in 2014 and higher taxes other than income. Partially offsetting these items was an increase in gross margin related to an increase in customer growth, higher other income and a decrease in income tax expense.

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

OG&E reported net income of $86.1 million and $97.6 million during the six months ended June 30, 2015 and 2014, respectively, a decrease $11.5 million, or 11.8 percent, reflecting a decrease in gross margin related to milder weather during the six months ended June 2015 as compared to the same period in 2014, lower wholesale transmission revenue, an increase in depreciation expense due to additional assets being placed into service in 2014 and higher taxes other than income. Partially offsetting these items was an increase in gross margin related to an increase in customer growth, a decrease in operation and maintenance expense, higher other income and a decrease in income tax expense.

2015 Outlook

OGE Energy projects OG&E to earn approximately $282 million to $298 million in 2015, which is unchanged from that previously reported in OG&E's 2014 Form 10-K and assumes normal weather for the remainder of the year. See OG&E's 2014 Form 10-K for other key factors and assumptions underlying its 2015 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and six months ended June 30, 2015 as compared to the same period in 2014 and OG&E's financial position at June 30, 2015. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net income	$69.0	$76.9	$86.1	$97.6

Off-Balance Sheet Arrangement

There have been no significant changes in OG&E's off-balance sheet arrangement from that discussed in OG&E's 2014 Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Operating revenues	$549.9	$611.8	$1,030.0	$1,172.2
Cost of sales	210.9	270.9	422.5	564.3
Other operation and maintenance	115.6	115.0	229.9	232.1
Depreciation and amortization	74.3	65.0	148.1	129.3
Taxes other than income	21.6	18.7	44.7	42.5
Operating income	127.5	142.2	184.8	204.0
Allowance for equity funds used during construction	1.7	0.8	3.2	1.9
Other income	3.3	0.9	5.0	0.6
Other expense	0.6	0.5	0.9	0.9
Interest expense	37.3	37.5	74.1	71.4
Income tax expense	25.6	29.0	31.9	36.6
Net income	$69.0	$76.9	$86.1	$97.6
Operating revenues by classification
Residential	$214.0	$217.2	$408.6	$437.7
Commercial	140.6	149.4	246.5	273.1
Industrial	49.3	56.0	91.0	106.8
Oilfield	42.1	47.5	79.1	91.8
Public authorities and street light	51.3	56.1	90.7	104.0
Sales for resale	9.0	11.4	20.8	28.0
System sales revenues	506.3	537.6	936.7	1,041.4
Off-system sales revenues	11.0	33.2	21.3	52.2
Other	32.6	41.0	72.0	78.6
Total operating revenues	$549.9	$611.8	$1,030.0	$1,172.2
Reconciliation of gross margin to revenue:
Operating revenues	$549.9	$611.8	$1,030.0	$1,172.2
Cost of sales	210.9	270.9	422.5	564.3
Gross Margin	$339.0	$340.9	$607.5	$607.9
Megawatt-hour sales by classification (In millions)
Residential	2.0	2.0	4.3	4.5
Commercial	2.0	1.9	3.6	3.5
Industrial	0.9	0.9	1.8	1.8
Oilfield	0.8	0.9	1.7	1.7
Public authorities and street light	0.8	0.9	1.5	1.6
Sales for resale	0.2	0.2	0.5	0.5
System sales	6.7	6.8	13.4	13.6
Off-system sales	0.5	0.8	0.7	1.2
Total sales	7.2	7.6	14.1	14.8
Number of customers	819,483	810,509	819,483	810,509
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.704	4.690	2.664	5.188
Coal	2.174	2.138	2.144	2.142
Total fuel	2.220	2.628	2.209	2.938
Total fuel and purchased power	2.891	3.437	2.896	3.613
Degree days (A)
Heating - Actual	143	205	1,984	2,270
Heating - Normal	203	203	2,001	2,001
Cooling - Actual	610	683	621	692
Cooling - Normal	625	625	638	638

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

Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014
OG&E's net income decreased $7.9 million, or 10.3 percent, during the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to higher depreciation and amortization expense, higher taxes other than income, lower gross margin and higher other operation and maintenance partially offset by higher other income and lower interest expense.
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

Operating revenues were $549.9 million during the three months ended June 30, 2015 as compared to $611.8 million during the same period in 2014, a decrease of $61.9 million, or 10.1 percent. Cost of sales were $210.9 million during the three months ended June 30, 2015 as compared to $270.9 million during the same period in 2014, a decrease of $60.0 million, or 22.1 percent. Gross margin was $339.0 million during the three months ended June 30, 2015 as compared to $340.9 million during the same period in 2014, a decrease of $1.9 million, or 0.6 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Wholesale transmission revenue (A)	$(10.0)
Quantity variance (primarily weather)	(4.8)
Non-residential demand and related revenues	0.8
New customer growth	5.2
Price variance (B)	6.3
Other	0.6
Change in gross margin	$(1.9)

(A)
Decreased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and for the three months ended June 30, 2015 as well as 2013 and 2014 point-to-point credits shared with retail customers.

(B)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $105.9 million during the three months ended June 30, 2015 as compared to $151.2 million during the same period in 2014, a decrease of $45.3 million, or 30.0 percent, primarily due to a decrease in natural gas prices and a decrease in generation. Purchased power costs were $94.1 million during the three months ended June 30, 2015 as compared to $110.9 million during the same period in 2014, a decrease of $16.8 million, or 15.1 percent, primarily due to decreases of $7.7 million in cogeneration purchases, $7.0 million in purchases from the Integrated Market, $2.8 million in wind purchased power, and $0.3 million in non-wind purchase power agreements, offset by an increase of $1.0 million in transmission and curtailment expenses. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission expenses were $10.9 million during the three months ended June 30, 2015 as compared to $8.8 million during the same period in 2014, an increase of $2.1 million, or 23.9 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $115.6 million during the three months ended June 30, 2015 as compared to $115.0 million during the same period in 2014, an increase of $0.6 million, or 0.5 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Salaries and Wages (A)	$3.1
Employee Benefits (B)	1.2
Other marketing, sales, and commercial (C)	0.8
Maintenance at power plants	0.2
Other	0.6
Contract Professional Services	(0.7)
Additional capitalized labor (D)	(1.9)
Vegetation Management (E)	(2.7)
Change in other operation and maintenance expense	$0.6

(A)	Increased primarily due to annual salary increases and increased overtime.

(B)	Increased primarily due to higher actual medical costs incurred.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(D)	Increased due to more capital projects.

(E)	Decreased due to less tree trimming related to increased rainfall in May 2015.

Depreciation and amortization expense was $74.3 million during the three months ended June 30, 2015 as compared to $65.0 million during the same period in 2014, an increase of $9.3 million, or 14.3 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014.

Additional Information
Other Income. Other income was $3.3 million during the three months ended June 30, 2015 as compared to a net gain of $0.9 million during the same period in 2014, an increase of $2.4 million, primarily due to increased guaranteed flat bill margins.

Income Tax Expense. Income tax expense was $25.6 million during the three months ended June 30, 2015 as compared to $29.0 million during the same period in 2014, a decrease of $3.4 million, or 11.7 percent, primarily due to lower pretax income partially offset by a reduction in tax credits.

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014
OG&E's net income decreased $11.5 million, or 11.8 percent, during the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to higher depreciation and amortization expense, higher interest expense, higher taxes other than income and lower gross margin partially offset by higher other income, a decrease in income tax, and lower other operation and maintenance.

Gross Margin
Operating revenues were $1,030.0 million during the six months ended June 30, 2015 as compared to $1,172.2 million during the same period in 2014, a decrease of $142.2 million, or 12.1 percent. Cost of sales were $422.5 million during the six months ended June 30, 2015 as compared to $564.3 million during the same period in 2014, a decrease of $141.8 million, or 25.1 percent. Gross margin was $607.5 million during the six months ended June 30, 2015 as compared to $607.9 million during the same period in 2014, a decrease of $0.4 million, or 0.1 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Quantity variance (primarily weather)	$(15.4)
Wholesale transmission revenue (A)	(9.2)
Non-residential demand and related revenues	1.2
New customer growth	9.6
Price variance (B)	12.2
Other	1.2
Change in gross margin	$(0.4)

(A)
Decreased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and for the six months ended June 30, 2015 as well as 2013 and 2014 point-to-point credits shared with retail customers.

(B)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $219.7 million during the six months ended June 30, 2015 as compared to $346.3 million during the same period in 2014, a decrease of $126.6 million, or 36.6 percent, primarily due to a decrease in natural gas prices and decreased generation. Purchased power costs were $180.6 million during the six months ended June 30, 2015 as compared to $200.8 million during the same period in 2014, a decrease of $20.2 million, or 10.1 percent, primarily due to decreases of $9.5 million in cogeneration purchases, $6.0 million in wind purchased power, $4.1 million in purchases from the Integrated Market, $1.1 million in Spot Market purchases, $0.3 million in non-wind purchase power agreements, offset by an increase of $0.8 million in transmission and curtailment expenses. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission expenses were $22.2 million during the six months ended June 30, 2015 as compared to $17.2 million during the same period in 2014, an increase of $5.0 million, or 29.1 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $229.9 million during the six months ended June 30, 2015 as compared to $232.1 million during the same period in 2014, a decrease of $2.2 million, or 0.9 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Additional capitalized labor (A)	$(3.9)
Maintenance at power plants (B)	(3.7)
Vegetation Management (C)	(2.8)
Contract Professional Services	(1.2)
Other marketing, sales and commercial (D)	1.8
Employee Benefits (E)	2.5
Salaries and Wages (F)	4.6
Other	0.5
Change in other operation and maintenance expense	$(2.2)

(A)	Increased due to more capital projects.

(B)	Decreased primarily due to less work at the power plant.

(C)	Decreased due to less tree trimming related to increased rainfall in May 2015.

(D)	Increased primarily due to demand side management customer payments which are recovered through a rider.

(E)	Increased primarily due to higher actual medical costs incurred.

(F)	Increased primarily due to annual salary increases.

Depreciation and amortization expense was $148.1 million during the six months ended June 30, 2015 as compared to $129.3 million during the same period in 2014, an increase of $18.8 million, or 14.5 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of the deferred pension credits and post-retirement medical regulatory liabilities which was fully amortized in July 2014 and the amortization of deferred storm costs that began April 2014.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $3.2 million during the six months ended June 30, 2015 as compared to $1.9 million during the same period in 2014, an increase of $1.3 million, or 68.4 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $5.0 million during the six months ended June 30, 2015 as compared to $0.6 million during the same period in 2014, an increase of $4.4 million, primarily due to increased guaranteed flat bill margins.

Interest Expense. Interest expense was $74.1 million during the six months ended June 30, 2015 as compared to $71.4 million during the same period in 2014, an increase of $2.7 million, or 3.8 percent, primarily due to an increase in interest on long term debt related to a $250 million debt issuance that occurred in March 2014 and a $250 million debt issuance that occurred in December 2014.

Income Tax Expense. Income tax expense was $31.9 million during the six months ended June 30, 2015 as compared to $36.6 million during the same period in 2014, a decrease of $4.7 million, or 12.8 percent, primarily due to lower pretax income and partially offset by a reduction in tax credits.
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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $272.2 million and $244.3 million at June 30, 2015 and December 31, 2014, respectively, an increase of $27.9 million, or 11.4 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in June 2015 as compared to December 2014.

The balance of Fuel Inventories was $89.4 million and $58.5 million at June 30, 2015 and December 31, 2014, respectively, an increase of $30.9 million, or 52.8 percent, primarily due to higher coal inventory balances at OG&E's coal fired plants resulting from increased deliveries and higher average prices in the six months ended June 2015 as compared to December 2014.

The balance of Fuel Clause Under Recoveries was $3.7 million and $68.3 million at June 30, 2015 and December 31, 2014, respectively, a decrease of $64.6 million, or 94.6 percent, primarily due to higher amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power, partially offset by the movement of the Oklahoma jurisdiction to an over-recovery position of $1.6 million at the close of the second quarter. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Accounts Payable was $135.8 million and $163.3 million at June 30, 2015 and December 31, 2014, respectively, a decrease of $27.5 million, or 16.8 percent, primarily due to the timing of vendor payments and a decrease in accruals.

The balance of Long-term Debt Due Within One Year was $110.0 million as of June 30, 2015 compared to no balance at December 31, 2014 primarily due to the reclassification of long-term debt that will mature in January 2016.

Cash Flows

	Six Months Ended
	June 30,		2015 vs. 2014
(In millions)	2015	2014	$ Change	% Change
Net cash provided from operating activities	$241.4	$131.0	$110.4	84.3%
Net cash used in investing activities	(222.3)	(294.5)	72.2	24.5%
Net cash (used in) provided from financing activities	(19.1)	164.8	(183.9)	*
* Change is greater than 100%.

Operating Activities

The increase of $110.4 million, or 84.3 percent, in net cash provided from operating activities during the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to an increase in cash received from fuel under recoveries.

Investing Activities

The decrease of $72.2 million, or 24.5 percent, in net cash used in investing activities during the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to a decrease in transmission projects.

Financing Activities

The increase of $183.9 million in net cash used in financing activities during the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to the issuance of $250 million in long-term debt during the first quarter of 2014 partially offset by an increase in cash advances from parent and a decrease in the payment of dividends.

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

(In millions)	2015	2016	2017	2018	2019
Base Transmission	$40	$30	$30	$30	$30
Base Distribution	180	175	175	175	175
Base Generation	90	75	75	75	75
Other	55	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	365	305	305	305	305
Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	15	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	45	55	45	30	80
Other Projects:
Smart Grid Program	10	10	—	—	—
Environmental - low NOX burners (D)	25	20	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	80	150	140	95	20
Combustion turbines - Mustang Modernization	55	180	100	50	5
Total Other Projects	190	360	250	185	60
Total Known and Committed Projects	235	415	295	215	140
Total	$600	$720	$600	$520	$445

(A)	Typically 100kV to 299kV projects. Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

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

Short-Term Debt and Credit Facility

At June 30, 2015 and December 31, 2014, there were $195.8 million and $215.6 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At June 30, 2015, there were no intercompany borrowings outstanding under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2015, there were $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At June 30, 2015, OG&E had $398.1 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

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

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The environmental compliance plan includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance and Mustang Modernization Plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.

As previously reported, on June 8, 2015 the ALJ issued his report on OG&E's application. While the ALJ in his report agrees that the installation of dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas pursuant to OG&E’s environmental compliance plan is the best approach, the ALJ makes various recommendations including, among others, that: (i) the OCC should not raise rates at this time; (ii) with respect to OG&E’s environmental compliance plan, the OCC should grant pre-approval of the estimated costs for new equipment as set by contract, including installation costs covered by a contract, but pre-approval of other equipment and installation costs that were still being negotiated at the end of the evidentiary hearing on April 8, 2015 should be deferred and may be considered in the next general rate case; (iii) the foregoing pre-approval is subject to the condition that the OCC should direct OG&E to issue requests for information for at least 200 MWs of wind power within thirty days of a final order; (iv) the OCC should postpone consideration of all other cost recovery issues until the next general rate case; (v) the OCC should direct the PUD Director to commence a general rate case; and (vi) the OCC should deny the Mustang Modernization Plan. OG&E filed exceptions to the ALJ's report in which OG&E set forth the various findings and recommendations that OG&E believes to be erroneous, including the ALJ’s refusal to recommend a recovery rider for OG&E environmental compliance plan and the ALJ’s recommendation that the OCC should deny the Mustang Modernization Plan. The OCC heard oral arguments on June 25, 2015 and took the case under advisement. On July 21, 2015, Commissioner Bob Anthony (one of the three commissioners on the OCC) issued his deliberation statement that was consistent with many parts of the ALJ Report, including the ALJ’s support of OG&E’s environmental compliance plan, the ALJ’s recommendation, as described above, to pre-approve certain estimated costs of the environmental recovery plan, and the ALJ’s recommendation to defer all other costs recovery issues until the next general rate case. OG&E cannot predict the outcome of this proceeding.

Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over the Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if the Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  The EPA and the Sierra Club did not file an appeal of the Court’s ruling.

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

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the Sierra Club could seek to require OG&E to install additional pollution control equipment at Muskogee 6, including scrubbers, baghouses and selective catalytic reduction systems and pay fines and significant penalties as a result of the allegations. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2014, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that requires the EPA to promulgate and publish the remaining area designations. Non-attainment area designations are due to the EPA by September 18, 2015 and are subject to the EPA's approval. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

Hazardous Air Pollutants Emission Standards

On April 16, 2012, regulations governing emissions of certain hazardous air pollutants from electric generating units were published as the final MATS rule.  This rule includes numerical standards for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers. Compliance is required within three years after the effective date of the rule with the possibility of a one-year extension. OG&E requested and received a one-year extension for complying or until April 16, 2016. To comply with this rule, OG&E is currently planning to utilize activated carbon injection at each of its five coal-fired units.

The final MATS rule was appealed by several parties, but OG&E was not a party to the appeals.  After withstanding judicial scrutiny at the District of Columbia Circuit Court of Appeals, the MATS rule was challenged at the U.S. Supreme Court.  On June 29, 2015, the U.S. Supreme Court found that the EPA should have considered the compliance costs imposed on utilities at the first stage of the Agency’s regulatory analysis.  The U.S. Supreme Court did not vacate the rule, but reversed the D.C. Circuit and remanded to the D.C. Circuit for further proceedings.  The MATS rule currently remains in effect and OG&E is still required to meet the April 2016 compliance deadline unless the D.C. Circuit vacates the rule or grants some other relief from the compliance mandate.

Clean Power Plan

On August 3, 2015, the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (lb/MWh) or mass-based tonnage limits for CO2.  The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma.  The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission.  The compliance period begins in 2022, and emission reductions will be phased in to 2030.  The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan is not submitted to the EPA.  OG&E is evaluating the Clean Power Plan rules and has not reached any final conclusions.

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

Item 6.  Exhibits.

Exhibit No.	Description
3.01	OGE Energy Corp. Amended By-laws effective as of May 29, 2015. (Filed as Exhibit 3.01 to OG&E's Form 8-K filed June 1, 2015 (File No. 1-12579) and incorporated by reference herein)
3.02	OG&E Amended By-laws effective as of May 29, 2015. (Filed as Exhibit 3.02 to OG&E's Form 8-K filed June 1, 2015 (File No. 1-12579) and incorporated by reference herein)
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01
Press release dated June 8, 2015, announcing OG&E reacts to long-awaited ALJ report. (Filed as Exhibit 99.01 to OG&E's Form 8-K filed June 12, 2015 (File No. 1-1097) and incorporated by reference herein)

99.02
Copy of the Report of the Administrative Law Judge dated June 8, 2015. (Filed as Exhibit 99.02 to OGE Energy Corp.'s Form 8-K filed June 12, 2015 (File No. 1-12579) and incorporated by reference herein)

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

August 6, 2015