Form 10-Q
period 2015-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2015-11-05
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

At September 30, 2015, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2014 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
BART	Best available retrofit technology
CO2	Carbon dioxide
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plans
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 (approximately 460 MW) with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
PUD	Public Utility Division of the Oklahoma Corporation Commission
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
OPERATING REVENUES	$719.8	$754.7	$1,749.8	$1,926.9
COST OF SALES	259.8	305.3	682.3	869.6
OPERATING EXPENSES
Other operation and maintenance	107.4	111.0	337.3	343.1
Depreciation and amortization	75.9	69.4	224.0	198.7
Taxes other than income	21.0	20.6	65.7	63.1
Total operating expenses	204.3	201.0	627.0	604.9
OPERATING INCOME	255.7	248.4	440.5	452.4
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	2.2	1.1	5.4	3.0
Other income	4.8	2.4	9.8	3.0
Other expense	(0.4)	(0.6)	(1.3)	(1.5)
Net other income	6.6	2.9	13.9	4.5
INTEREST EXPENSE
Interest on long-term debt	36.7	34.9	110.1	105.0
Allowance for borrowed funds used during construction	(1.1)	(0.6)	(2.7)	(1.7)
Interest on short-term debt and other interest charges	0.8	1.0	3.1	3.4
Interest expense	36.4	35.3	110.5	106.7
INCOME BEFORE TAXES	225.9	216.0	343.9	350.2
INCOME TAX EXPENSE	63.0	58.7	94.9	95.3
NET INCOME	162.9	157.3	249.0	254.9
Other comprehensive income (loss), net of tax	—	—	—	—
COMPREHENSIVE INCOME	$162.9	$157.3	$249.0	$254.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249.0	$254.9
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	224.0	198.7
Deferred income taxes and investment tax credits, net	124.5	156.7
Allowance for equity funds used during construction	(5.4)	(3.0)
Stock-based compensation expense	1.9	2.1
Regulatory assets	12.7	1.6
Regulatory liabilities	(13.9)	(5.6)
Other assets	10.7	(5.8)
Other liabilities	(2.1)	11.2
Change in certain current assets and liabilities
Accounts receivable, net	(33.8)	(58.7)
Accrued unbilled revenues	(22.4)	(13.3)
Fuel, materials and supplies inventories	(25.6)	33.5
Fuel clause under recoveries	66.7	(58.1)
Other current assets	(6.5)	2.9
Accounts payable	(51.1)	(94.9)
Accounts payable - affiliates	0.9	(0.2)
Income taxes payable - parent	(32.6)	(61.9)
Fuel clause over recoveries	34.5	(0.4)
Other current liabilities	20.1	16.3
Net Cash Provided from Operating Activities	551.6	376.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(371.0)	(437.1)
Proceeds from sale of assets	2.2	0.6
Net Cash Used in Investing Activities	(368.8)	(436.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(90.0)	(110.0)
Proceeds from long-term debt	—	246.5
Payment of long-term debt	(0.1)	(140.1)
Changes in advances with parent	(92.7)	64.1
Net Cash (Used in) Provided from Financing Activities	(182.8)	60.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $1.6, respectively	$222.6	$188.8
Accrued unbilled revenues	77.9	55.5
Advances to parent	340.9	215.6
Fuel inventories	86.2	58.5
Materials and supplies, at average cost	75.8	77.9
Deferred income taxes	164.7	170.8
Fuel clause under recoveries	1.6	68.3
Other	42.1	35.6
Total current assets	1,011.8	871.0
OTHER PROPERTY AND INVESTMENTS	4.6	2.9
PROPERTY, PLANT AND EQUIPMENT
In service	10,055.6	9,835.6
Construction work in progress	222.9	111.6
Total property, plant and equipment	10,278.5	9,947.2
Less accumulated depreciation	3,148.1	3,005.7
Net property, plant and equipment	7,130.4	6,941.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	389.7	410.4
Other	34.2	40.4
Total deferred charges and other assets	423.9	450.8
TOTAL ASSETS	$8,570.7	$8,266.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	September 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.2	$0.3
Accounts payable - other	116.0	163.0
Customer deposits	76.0	73.7
Accrued taxes	61.1	38.8
Accrued interest	34.0	42.9
Accrued compensation	25.7	22.6
Long-term debt due within one year	110.0	—
Fuel clause over recoveries	34.5	—
Other	52.9	51.6
Total current liabilities	511.4	392.9
LONG-TERM DEBT	2,545.5	2,655.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	173.0	178.3
Deferred income taxes	1,802.2	1,686.6
Regulatory liabilities	277.0	263.0
Other	96.5	85.9
Total deferred credits and other liabilities	2,348.7	2,213.8
Total liabilities	5,405.6	5,262.0
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,021.1	1,019.2
Retained earnings	2,144.0	1,985.0
Total stockholder's equity	3,165.1	3,004.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,570.7	$8,266.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2014	$100.9	$918.3	$1,985.0	$3,004.2
Net income	—	—	249.0	249.0
Dividends declared on common stock	—	—	(90.0)	(90.0)
Stock-based compensation	—	1.9	—	1.9
Balance at September 30, 2015	$100.9	$920.2	$2,144.0	$3,165.1

Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$2,829.3
Net income	—	—	254.9	254.9
Dividends declared on common stock	—	—	(90.0)	(90.0)
Stock-based compensation	—	2.1	—	2.1
Balance at September 30, 2014	$100.9	$917.5	$1,977.9	$2,996.3

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and the results of its cash flows for the nine months ended September 30, 2015 and 2014, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2014 Form 10-K.

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

Certain prior-year amounts have been reclassified to conform with the current year presentation

OG&E records certain actual or anticipated costs and obligations as regulatory assets or liabilities if it is probable, based on regulatory orders or other available evidence, that the cost or obligation will be included in amounts allowable for recovery or refunded in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2015	December 31, 2014
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$30.3	$19.7
Fuel clause under recoveries	1.6	68.3
Other (A)(C)	9.8	10.2
Total Current Regulatory Assets	$41.7	$98.2
Non-Current
Benefit obligations regulatory asset	$241.6	$261.1
Income taxes recoverable from customers, net	55.7	56.1
Smart Grid	43.7	43.9
Deferred storm expenses	16.6	17.5
Unamortized loss on reacquired debt	15.1	16.1
Other (C)	17.0	15.7
Total Non-Current Regulatory Assets	$389.7	$410.4
Regulatory Liabilities
Current
Crossroads wind farm rider over recovery (B)	$7.2	$10.3
Smart Grid rider over recovery (B)	5.3	12.5
Fuel clause over recoveries	34.5	—
Other (B)	2.2	1.6
Total Current Regulatory Liabilities	$49.2	$24.4
Non-Current
Accrued removal obligations, net	$257.1	$248.1
Pension tracker	19.9	14.9
Total Non-Current Regulatory Liabilities	$277.0	$263.0

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

(C)	Prior year amount of $1.1 million reclassified from Non-Current Other assets to Current Other assets.

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

Asset Retirement Obligation

The following table summarizes changes to OG&E's asset retirement obligations during the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
(In millions)	2015	2014
Balance at January 1	$58.6	$55.2
Liabilities settled (A)	(0.4)	(0.2)
Accretion expense	1.9	1.9
Revisions in estimated cash flows (B)	1.6	1.7
Balance at September 30	$61.7	$58.6

(A)	In 2015, asset retirement obligations were settled for the asbestos abatement at one of OG&E's generating facilities.

(B)	Assumptions changed related to the estimated cost of removal for one of OG&E's generating facilities.

2.	Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The FASB issued the updated guidance as part of its initiative to reduce complexity in accounting standards, as it had received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium created unnecessary complexity. On June 18, 2015, the SEC observer stated that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to revolving debt arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. OG&E will reflect the impact of this ASU in the first quarter of 2016.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $29.6 million and $27.2 million during the three months ended September 30, 2015 and 2014, respectively, and $91.3 million and $89.1 million for the nine months ended September 30, 2015 and 2014, respectively. OGE Energy charges operating costs to OG&E and Enable based on several factors. Operating costs directly related to OG&E and/or Enable are assigned as such.  Operating costs incurred for the benefit of OG&E and Enable are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which eliminated the natural gas storage services. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and its affiliate, Enable, during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Operating Revenues:
Electricity to power electric compression assets	$4.4	$4.1	$11.1	$10.1
Cost of Sales:
Natural gas transportation services	$8.8	$8.8	$26.3	$26.2
Natural gas storage services	—	0.1	—	4.5
Natural gas purchases	2.5	3.4	7.1	6.9

During each of the nine months ended September 30, 2015 and 2014, OG&E declared dividends to OGE Energy of $90.0 million.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
OG&E Senior Notes	$2,510.0	$2,800.5	$2,509.7	$2,957.7
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
OG&E Tinker Debt	10.1	9.3	10.2	10.3

OG&E's long-term debt is recorded at the carrying amount. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt which fair value was based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

5.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2015 and 2014 related to performance units and restricted stock for OG&E employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Performance units
Total shareholder return	$0.6	$0.5	$1.9	$1.5
Earnings per share	(0.2)	—	0.2	0.5
Total performance units	0.4	0.5	2.1	2.0
Restricted stock	—	0.1	0.1	0.1
Total compensation expense	$0.4	$0.6	$2.2	$2.1
Income tax benefit	$0.2	$0.2	$0.9	$0.8

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units. During the three and nine months ended September 30, 2015, there were 912 shares and 18,639 shares, respectively, of new OGE Energy common stock issued to OG&E's employees pursuant to OGE Energy's stock incentive plans related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three and nine months ended September 30, 2015, there were no shares and 802 shares of restricted stock returned to OG&E to satisfy tax liabilities.

6.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2012 or state and local tax examinations by tax authorities for years prior to 2011. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E continues to amortize its Federal investment tax credits on a ratable basis throughout the year.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

As previously reported, OG&E has determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During the third quarter of 2015, OG&E recorded an additional reserve for this item of $3.8 million ($2.4 million after the federal tax benefit) related to Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

7.	Long-Term Debt

At September 30, 2015, OG&E was in compliance with all of its debt agreements.

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

At September 30, 2015 and December 31, 2014, there were $340.9 million and $215.6 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At September 30, 2015, there were no intercompany borrowings outstanding under this agreement. OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2015, there were $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2015 (B)	2014 (B)	2015 (C)	2014 (C)	2015 (B)	2014 (B)	2015 (C)	2014 (C)
Service cost	$2.7	$2.3	$7.7	$6.8	$0.1	$—	$0.1	$—
Interest cost	5.1	5.4	14.9	16.1	0.1	—	0.1	0.1
Expected return on plan assets	(8.9)	(9.0)	(27.4)	(26.8)	—	—	—	—
Amortization of net loss	2.9	2.8	10.3	8.5	—	—	0.1	—
Amortization of unrecognized prior service cost (A)	0.1	0.5	0.4	1.4	—	—	—	0.1
Settlement	10.0	—	10.0	—	—	—	—	—
Net periodic benefit cost	$11.9	$2.0	$15.9	$6.0	$0.2	$—	$0.3	$0.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $12.1 million and $2.0 million of net periodic benefit cost recognized during the three months ended September 30, 2015 and 2014, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended September 30, 2015 and 2014 of $2.7 million and $2.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the three months ended September 30, 2015 of $7.4 million, which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $10.0 million, in accordance with the Oklahoma pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the three months ended September 30, 2015 of $1.4 million related to the Arkansas jurisdictional portion of the pension settlement charge of $10.0 million.

(C)	In addition to the $16.2 million and $6.2 million of net periodic benefit cost recognized during the nine months ended September 30, 2015 and 2014, respectively, OG&E recognized the following:

•
an increase in pension expense during the nine months ended September 30, 2015 and 2014 of $8.0 million and $8.4 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the nine months ended September 30, 2015 of $7.4 million, which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $10.0 million, in accordance with the Oklahoma pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the nine months ended September 30, 2015 of $1.4 million related to the Arkansas jurisdictional portion of the pension settlement charge of $10.0 million.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015 (B)	2014 (B)	2015 (C)	2014 (C)
Service cost	$0.3	$0.5	$0.8	$1.5
Interest cost	1.9	2.2	5.9	6.6
Expected return on plan assets	(0.5)	(0.6)	(1.6)	(1.7)
Amortization of net loss	3.0	2.7	8.9	8.2
Amortization of unrecognized prior service cost (A)	(3.4)	(3.4)	(10.2)	(10.2)
Net periodic benefit cost	$1.3	$1.4	$3.8	$4.4

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.3 million and $1.4 million of net periodic benefit cost recognized during the three months ended September 30, 2015 and 2014, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2015 and 2014 of $1.4 million and $1.3 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (see Note 1).

(C)
In addition to the $3.8 million and $4.4 million of net periodic benefit cost recognized during the nine months ended September 30, 2015 and 2014, respectively, OG&E recognized an increase in postretirement medical expense during the nine months ended September 30, 2015 and 2014 of $4.3 million and $3.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Capitalized portion of net periodic pension benefit cost	$0.6	$0.6	$1.9	$1.9
Capitalized portion of net periodic postretirement benefit cost	0.4	0.5	1.2	1.4

10.	Commitments and Contingencies

Except as set forth below, in Note 11 and under "Environmental Laws and Regulations" in Item 2 of Part I, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2014 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Other Purchase Obligation and Contingencies

On June 15, 2015 OG&E entered into a contract with Siemens Energy Inc. for the purchase, design and engineering of seven simple-cycle gas turbine generators for $170.3 million to be completed by June 1, 2018.

Environmental Laws and Regulations
Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the U.S. Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over the Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.

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

Air Quality Control System

On September 10, 2014,  OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the scrubber systems.  The scrubbers are part of OG&E’s Environmental Compliance Plan and are scheduled to be completed by 2019. More detail regarding the Environmental Plan can be found under the “Pending Regulatory Matters” in Note 11.

Clean Power Plan

On August 3, 2015, the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (lb/MWh) or mass-based tonnage limits for CO2.  The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma.  The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission.  The compliance period begins in 2022, and emission reductions will be phased in to 2030.  The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan is not submitted to the EPA.  OG&E is currently evaluating the Clean Power Plan rules and is working in collaboration with the State of Oklahoma on OG&E's plans.

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
Integrated Resource Plans

In August 2015, OG&E initiated the process to update its IRP pursuant to the OCC rules. After engaging interested stakeholders in August and September, OG&E finalized the 2015 IRP and submitted it to the OCC on October 1, 2015. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the environmental compliance plan and other parts of the action plan contained in the IRP submitted in 2014.

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

In March 2014, the Oklahoma PUD staff began their review of the Demand Program cost, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the Oklahoma PUD staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014, which resulted in lost revenues for 2014 of $11.6 million.

In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues, in accordance with the agreement that it believed had been reached with the Oklahoma PUD staff.

In April 2015, the Oklahoma PUD staff filed an application, seeking an order from the OCC determining the proper calculation methodology for lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma PUD staff recommends the OCC approve the Oklahoma PUD staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it had agreed upon and which would result in recovery of lost revenue for 2013 of only $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes that the methodology agreed to in November 2014, is consistent with the 2012 OCC order, and believes that it is probable that it will recover the $10.1 million of lost revenues associated with 2013, the $11.6 million associated with 2014 and the $11.1 million associated with year-to-date 2015. A hearing was held on June 30, 2015 and July 1, 2015. OG&E is unable to predict when it will receive a ruling from the OCC.

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

Fuel Adjustment Clause Review for Calendar Year 2014

On July 28, 2015, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2014, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. OG&E filed the necessary information and documents needed to satisfy the OCC's minimum filing requirement rules on September 2, 2015. A hearing is scheduled to be held on April 7, 2016.

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

Summary of Operating Results

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014

OG&E reported net income of $162.9 million and $157.3 million during the three months ended September 30, 2015 and 2014, respectively, an increase $5.6 million, or 3.6 percent, primarily due to higher gross margin, lower operation and maintenance expense and higher other income partially offset by higher depreciation and amortization expense, higher taxes other than income and higher interest expense.

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

OG&E reported net income of $249.0 million and $254.9 million during the nine months ended September 30, 2015 and 2014, respectively, a decrease of $5.9 million, or 2.3 percent, reflecting an increase in depreciation expense due to additional transmission assets being placed into service in 2014 and higher taxes other than income. These decreases were partially offset by an increase in gross margin, a decrease in operation and maintenance expense, higher other income and a decrease in income tax expense.

2015 Outlook

OGE Energy projects OG&E to be at the low end of the $1.41 and $1.49 per average diluted share range primarily due to mild summer weather as compared to normal and environmental compliance assets placed into service that have not been included in rates. See OG&E's 2014 Form 10-K for other key factors and assumptions underlying its 2015 earnings guidance.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2015 as compared to the same period in 2014 and OG&E's financial position at September 30, 2015. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net income	$162.9	$157.3	$249.0	$254.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Operating revenues	$719.8	$754.7	$1,749.8	$1,926.9
Cost of sales	259.8	305.3	682.3	869.6
Other operation and maintenance	107.4	111.0	337.3	343.1
Depreciation and amortization	75.9	69.4	224.0	198.7
Taxes other than income	21.0	20.6	65.7	63.1
Operating income	255.7	248.4	440.5	452.4
Allowance for equity funds used during construction	2.2	1.1	5.4	3.0
Other income	4.8	2.4	9.8	3.0
Other expense	0.4	0.6	1.3	1.5
Interest expense	36.4	35.3	110.5	106.7
Income tax expense	63.0	58.7	94.9	95.3
Net income	$162.9	$157.3	$249.0	$254.9
Operating revenues by classification
Residential	$318.1	$300.9	$726.7	$738.6
Commercial	176.5	181.1	423.0	454.2
Industrial	59.2	67.7	150.2	174.5
Oilfield	49.1	54.6	128.2	146.4
Public authorities and street light	63.4	68.3	154.1	172.3
Sales for resale	0.9	13.3	21.7	41.3
System sales revenues	667.2	685.9	1,603.9	1,727.3
Off-system sales revenues	13.5	25.8	34.8	78.0
Other	39.1	43.0	111.1	121.6
Total operating revenues	$719.8	$754.7	$1,749.8	$1,926.9
Reconciliation of gross margin to revenue:
Operating revenues	$719.8	$754.7	$1,749.8	$1,926.9
Cost of sales	259.8	305.3	682.3	869.6
Gross Margin	$460.0	$449.4	$1,067.5	$1,057.3
Megawatt-hour sales by classification (In millions)
Residential	3.1	2.8	7.4	7.3
Commercial	2.1	2.0	5.7	5.5
Industrial	1.0	1.1	2.8	2.9
Oilfield	0.8	0.9	2.5	2.6
Public authorities and street light	0.9	0.8	2.4	2.4
Sales for resale	—	0.3	0.5	0.8
System sales	7.9	7.9	21.3	21.5
Off-system sales	0.4	0.7	1.1	1.9
Total sales	8.3	8.6	22.4	23.4
Number of customers	821,596	812,546	821,596	812,546
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.668	3.858	2.666	4.718
Coal	2.209	2.159	2.170	2.148
Total fuel	2.300	2.592	2.245	2.818
Total fuel and purchased power	2.973	3.429	2.925	3.546
Degree days (A)
Heating - Actual	—	10	1,984	2,280
Heating - Normal	19	19	2,020	2,020
Cooling - Actual	1,372	1,293	1,993	1,985
Cooling - Normal	1,380	1,380	2,018	2,018

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

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014
OG&E's net income increased $5.6 million, or 3.6 percent, during the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to higher gross margin, higher other income and lower other operation and maintenance partially offset by higher depreciation and amortization expense and higher interest expense.
Gross Margin
Gross Margin is defined by OG&E as operating revenues less cost of sales, which is fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies.

Operating revenues were $719.8 million during the three months ended September 30, 2015 as compared to $754.7 million during the same period in 2014, a decrease of $34.9 million, or 4.6 percent. Cost of sales were $259.8 million during the three months ended September 30, 2015 as compared to $305.3 million during the same period in 2014, a decrease of $45.5 million, or 14.9 percent. Gross margin was $460.0 million during the three months ended September 30, 2015 as compared to $449.4 million during the same period in 2014, an increase of $10.6 million, or 2.4 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
Quantity variance (primarily weather)	10.0
New customer growth	8.5
Non-residential demand and related revenues	3.7
Price variance (A)	2.4
Other	0.4
Industrial and oilfield sales	(2.4)
Wholesale transmission revenue	(4.1)
Expiration of AVEC contract (B)	(7.9)
Change in gross margin	$10.6

(A)	Increased primarily due to sales and customer mix.

(B)	On June 30, 2015, the wholesale power contract with the AVEC expired. OG&E no longer provides power to AVEC.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $148.7 million during the three months ended September 30, 2015 as compared to $162.5 million during the same period in 2014, a decrease of $13.8 million, or 8.5 percent, primarily due to a decrease in natural gas prices and a decrease in generation. Purchased power costs were $100.3 million during the three months ended September 30, 2015 as compared to $134.1 million during the same period in 2014, a decrease of $33.8 million, or 25.2 percent, primarily due to a decrease of $40.3 million in purchases from the Integrated Market and $0.3 million in non-wind purchase power agreements, partially offset by an increase of $3.1 million in transmission and curtailment expenses, $2.8 million in cogeneration purchases, and $0.9 million in wind purchased power. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission expenses were $10.8 million during the three months ended September 30, 2015 as compared to $8.7 million during the same period in 2014, an increase of $2.1 million, or 24.1 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $107.4 million during the three months ended September 30, 2015 as compared to $111.0 million during the same period in 2014, a decrease of $3.6 million, or 3.2 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Maintenance at power plants (A)	$(2.7)
Salaries and wages (B)	(1.8)
Injuries and damages (C)	(1.0)
Other	(0.7)
Employee benefits (D)	1.1
Corporate overhead and allocations (E)	1.5
Change in other operation and maintenance expense	$(3.6)

(A)	Decreased primarily due to less work at power plants.

(B)	Decreased primarily due to a decrease in incentive compensation partially offset by annual salary increases.

(C)	Decreased primarily due to fewer new cases in 2015.

(D)	Increased due to pension settlements.

(E)	Increased due to allocations from pension settlements at the holding company.

Depreciation and amortization expense was $75.9 million during the three months ended September 30, 2015 as compared to $69.4 million during the same period in 2014, an increase of $6.5 million, or 9.4 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $2.2 million during the three months ended September 30, 2015 as compared to $1.1 million during the same period in 2014, an increase of $1.1 million, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $4.8 million during the three months ended September 30, 2015 as compared to $2.4 million during the same period in 2014, an increase of $2.4 million, primarily due to an increase in other income from jobbing and contracting.

Interest Expense. Interest expense was $36.4 million during the three months ended September 30, 2015 as compared to $35.3 million during the same period in 2014, an increase of $1.1 million, or 3.1 percent, primarily due to an increase in interest on long term debt related to a $250 million debt issuance that occurred in December 2014.

Income Tax Expense. Income tax expense was $63.0 million during the three months ended September 30, 2015 as compared to $58.7 million during the same period in 2014, an increase of $4.3 million, or 7.3 percent, primarily due to higher pretax income and a reduction in Federal tax credits recognized.

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014
OG&E's net income decreased $5.9 million, or 2.3 percent, during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to higher depreciation and amortization expense, higher interest expense and higher taxes other than income partially offset by higher gross margin, higher other income and lower other operation and maintenance.

Gross Margin
Operating revenues were $1,749.8 million during the nine months ended September 30, 2015 as compared to $1,926.9 million during the same period in 2014, a decrease of $177.1 million, or 9.2 percent. Cost of sales were $682.3 million during the nine months ended September 30, 2015 as compared to $869.6 million during the same period in 2014, a decrease of $187.3 million, or 21.5 percent. Gross margin was $1,067.5 million during the nine months ended September 30, 2015 as compared to $1,057.3 million during the same period in 2014, an increase of $10.2 million, or 1.0 percent. The below factors contributed to the change in gross margin:

$ Change
(In millions)
New customer growth	$18.1
Price variance (A)	14.5
Non-residential demand and related revenues	4.9
Other	1.7
Industrial and oilfield sales	(3.4)
Quantity variance (primarily weather)	(4.4)
Expiration of AVEC Contract (B)	(7.9)
Wholesale transmission revenue (C)	(13.3)
Change in gross margin	$10.2

(A)	Increased primarily due to sales and customer mix.

(B)	On June 30, 2015, the wholesale power contract with AVEC expired. OG&E no longer provides power to AVEC.

(C)
Decreased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and for the nine months ended September 30, 2015 as well as a reduction in the point-to-point credits shared with retail customers.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $368.4 million during the nine months ended September 30, 2015 as compared to $508.8 million during the same period in 2014, a decrease of $140.4 million, or 27.6 percent, primarily due to a decrease in natural gas prices and decreased generation. Purchased power costs were $280.9 million during the nine months ended September 30, 2015 as compared to $334.9 million during the same period in 2014, a decrease of $54.0 million, or 16.1 percent, primarily due to a decrease of $44.4 million in purchases from the Integrated Market $6.6 million in cogeneration purchases, $5.2 million in wind purchased power, $1.1 million in Spot Market purchases, and $0.6 million in non-wind purchase power agreements, partially offset by an increase of $3.9 million in transmission and curtailment expenses. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Rider in Arkansas. Transmission expenses were $33.0 million during the nine months ended September 30, 2015 as compared to $25.9 million during the same period in 2014, an increase of $7.1 million, or 27.4 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $337.3 million during the nine months ended September 30, 2015 as compared to $343.1 million during the same period in 2014, a decrease of $5.8 million, or 1.7 percent. The below factors contributed to the change in other operation and maintenance expense:

$ Change
(In millions)
Maintenance at power plants (A)	$(6.5)
Additional capitalized labor (B)	(4.4)
Vegetation management (C)	(2.0)
Other	(0.5)
Corporate overhead and allocations (D)	1.3
Salaries and wages (E)	2.8
Employee benefits (F)	3.5
Change in other operation and maintenance expense	$(5.8)

(A)	Decreased primarily due to less work at the power plants.

(B)	Decreased due to more capital projects.

(C)	Decreased due to less tree trimming related to increased rainfall in May 2015.

(D)	Increased primarily due to allocations from pension settlements at the holding company.

(E)	Increased primarily due to annual salary increases partially offset by a decrease in incentive compensation.

(F)	Increased primarily due to higher actual medical costs incurred.

Depreciation and amortization expense was $224.0 million during the nine months ended September 30, 2015 as compared to $198.7 million during the same period in 2014, an increase of $25.3 million, or 12.7 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of the deferred pension credits and post-retirement medical regulatory liabilities which was fully amortized in July 2014 and the amortization of deferred storm costs that began April 2014.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $5.4 million during the nine months ended September 30, 2015 as compared to $3.0 million during the same period in 2014, an increase of $2.4 million, or 80.0 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Taxes other than Income. Taxes other than income was $65.7 million during the nine months ended September 30, 2015 as compared to $63.1 million during the same period in 2014, an increase of $2.6 million, or 4.1 percent, primarily due to increased ad valorem taxes.

Other Income. Other income was $9.8 million during the nine months ended September 30, 2015 as compared to $3.0 million during the same period in 2014, an increase of $6.8 million, primarily due to increased guaranteed flat bill margins and an increase in other income from jobbing and contracting.

Interest Expense. Interest expense was $110.5 million during the nine months ended September 30, 2015 as compared to $106.7 million during the same period in 2014, an increase of $3.8 million, or 3.6 percent, primarily due to an increase in interest on long term debt related to a $250 million debt issuance that occurred in March 2014 and a $250 million debt issuance that occurred in December 2014.

Income Tax Expense. Income tax expense was $94.9 million during the nine months ended September 30, 2015 as compared to $95.3 million during the same period in 2014, a decrease of $0.4 million, or 0.4 percent, primarily due to lower pretax income and partially offset by a reduction in Federal tax credits.

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

The balance of Accounts Receivable and Accrued Unbilled Revenues was $300.5 million and $244.3 million at September 30, 2015 and December 31, 2014, respectively, an increase of $56.2 million, or 23.0 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal rates in September 2015 as compared to December 2014.

The balance of Advances to Parent was $340.9 million and $215.6 million at September 30, 2015 and December 31, 2014, respectively, an increase of $125.3 million, or 58.1 percent, primarily due to cash received from customers that exceeded cash paid out for fuel and purchased power and an increase in income tax receivable partially offset by cash paid out for daily operational expenses, capital expenditures and dividends paid on common stock.

The balance of Fuel Inventories was $86.2 million and $58.5 million at September 30, 2015 and December 31, 2014, respectively, an increase of $27.7 million, or 47.4 percent, primarily due to higher coal inventory balances at OG&E's coal fired plants resulting from increased deliveries and higher average prices in the nine months ended September 2015 as compared to December 2014.

The balance of Fuel Clause Under Recoveries was $1.6 million and $68.3 million at September 30, 2015 and December 31, 2014, respectively, a decrease of $66.7 million, or 97.7 percent, primarily due to higher amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power in addition to amortization of the prior year's under recovery balance, resulting in the movement of the Oklahoma jurisdiction to an over-recovery position of $34.5 million at the close of the third quarter. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

The balance of Accounts Payable was $117.2 million and $163.3 million at September 30, 2015 and December 31, 2014, respectively, a decrease of $46.1 million, or 28.2 percent, primarily due to the timing of vendor payments and a decrease in accruals.

The balance of Long-term Debt Due Within One Year was $110.0 million as of September 30, 2015 compared to no balance at December 31, 2014 primarily due to the reclassification of long-term debt that will mature in January 2016.

Cash Flows

	Nine Months Ended
	September 30,		2015 vs. 2014
(In millions)	2015	2014	$ Change	% Change
Net cash provided from operating activities	$551.6	$376.0	$175.6	46.7%
Net cash used in investing activities	(368.8)	(436.5)	67.7	15.5%
Net cash (used in) provided from financing activities	(182.8)	60.5	(243.3)	*
* Change is greater than 100%.

Operating Activities

The increase of $175.6 million, or 46.7 percent, in net cash provided from operating activities during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to an increase in cash received from fuel recoveries.

Investing Activities

The decrease of $67.7 million, or 15.5 percent, in net cash used in investing activities during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to a decrease in capital expenditures related to transmission projects partially offset by an increase in capital expenditures related to environmental projects.

Financing Activities

The increase of $243.3 million in net cash used in financing activities during the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to the issuance of $250 million in long-term debt during the first quarter of 2014 and an increase in cash advances from parent partially offset by the payment of $140 million in long-term debt during the third quarter of 2014 and a decrease in the payment of dividends.

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

(In millions)	2015	2016	2017	2018	2019
Base Transmission	$50	$55	$30	$30	$30
Base Distribution	165	195	175	175	175
Base Generation	90	60	75	75	75
Other	65	40	25	25	25
Total Base Transmission, Distribution, Generation and Other	370	350	305	305	305
Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	15	50	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	30	35	25	10	60
Total Transmission Projects	45	85	45	30	80
Other Projects:
Environmental - low NOX burners (D)	25	20	10	—	—
Environmental - activated carbon injection (D)	20	—	—	—	—
Environmental - natural gas conversion (D)	—	—	—	40	35
Environmental - scrubbers (D)	80	150	140	95	20
Combustion turbines - Mustang Modernization	55	180	100	50	5
Total Other Projects	180	350	250	185	60
Total Known and Committed Projects	225	435	295	215	140
Total	$595	$785	$600	$520	$445

(A)	Typically 100kV to 299kV projects. Approximately 30% of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85% of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation	$45	Early 2018
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line	$180	Early 2021

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

Short-Term Debt and Credit Facility

At September 30, 2015 and December 31, 2014, there were $340.9 million and $215.6 million, respectively, in net outstanding advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400 million of OGE Energy's revolving credit amount.  At September 30, 2015, there were no intercompany borrowings outstanding under this agreement.  OG&E has a $400 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2015, there were $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At September 30, 2015, OG&E had $398.1 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, estimates of equity method investments, income taxes, contingency reserves, asset retirement obligations, the allowance for uncollectible accounts and the valuation of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2014 Form 10-K.

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
On July 8, 2013, the U.S. Department of Justice, filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. The Sierra Club intervened in this proceeding. On September 6, 2013, OG&E filed a Motion to Dismiss the case.  On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and Sierra Club.  The Court held that it lacked subject matter jurisdiction over the Plaintiffs’ claims because Plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution.   The court also ruled in the alternative that, even if the Plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.”  The EPA and the Sierra Club did not file an appeal of the Court’s ruling.

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

On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that required the EPA to promulgate and publish the remaining area designations for the 2010 SO2 standard. On September 18, 2015 the Oklahoma Department of Environmental Quality reported to the EPA that no areas in Oklahoma should be designated as non-attainment for the 2010 SO2 standard. This non-attainment designation is subject to the EPA's approval.

On September 30, 2015 the EPA finalized a new ambient standard for ozone at 70 ppb which is more stringent than the current standard of 75 ppb, set in 2008. States must submit non-attainment designations as appropriate based on existing ambient data before October, 2016 for the EPA’s approval. Compliance with the new standard begins in 2020 or later depending on the degree of the area’s non-attainment designation. All areas in Oklahoma currently meet the new standard.

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

Clean Power Plan

On August 3, 2015, the EPA issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates.  The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan.  The EPA has given states the option to develop compliance plans for annual rate-based reductions (lb/MWh) or mass-based tonnage limits for CO2.  The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma.  The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission.  The compliance period begins in 2022, and emission reductions will be phased in to 2030.  The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan is not submitted to the EPA.  OG&E is currently evaluating the Clean Power Plan rules and is working in collaboration with the State of Oklahoma on OG&E's plans.

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

November 5, 2015