Form 10-K
period 2015-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 2016-02-26
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $0. As of such date, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp.
At January 29, 2016, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.
DOCUMENTS INCORPORATED BY REFERENCE
None
Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
BART	Best available retrofit technology
Bcf/d	Billion cubic feet per day
CSAPR	Cross-State Air Pollution Rule
Code	Internal Revenue Code of 1986
CO2	Carbon dioxide
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight Group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex	Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
IRP	Integrated Resource Plans
GAAP	Accounting principles generally accepted in the United States
MATS	Mercury and Air Toxics Standards
MMBtu	Million British thermal unit
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
Regional Haze	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers

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

PART I

Item 1. Business.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States. OG&E's principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone 405-553-3000.

OG&E Mission and Focus

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

•	Maintaining strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Complying with the EPA's MATS and Regional Haze requirements.

•	Ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

General

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma and 26 are in Arkansas. OG&E derived 91 percent of its total electric operating revenues in 2015 from sales in Oklahoma and the remainder from sales in Arkansas. As of December 31, 2015 OG&E no longer serves wholesale customers in either state.

OG&E's system control area peak demand in 2015 was 6,537 MWs on August 7, 2015. OG&E's load responsibility peak demand was 5,998 MWs on August 7, 2015. As reflected in the table below and in the operating statistics that follow, there were 27.2 million MWh system sales in 2015, 28.0 million MWh system sales in 2014 and 28.2 million MWh system sales in 2013. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2015	2015 vs. 2014 Decrease	2014	2014 vs. 2013 Decrease	2013
System sales - (Millions of MWh)	27.2	(2.9)%	28.0	(0.7)%	28.2

OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators as well as from consumers choosing appliances powered by other energy sources. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.
Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. It is possible that changes in regulatory policies or advances in technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells will reduce costs of new technology to levels that are equal to or below that of most central station electricity production. Our ability to maintain relatively low cost, efficient and reliable operations is a significant determinate of our competitiveness.

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2015	2014	2013
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	20.9	22.8	24.2
Purchased	9.2	8.8	6.3
Total generated and purchased	30.1	31.6	30.5
OG&E use, free service and losses	(1.2)	(1.4)	(1.9)
Electric energy sold	28.9	30.2	28.6
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.2	9.4	9.4
Commercial	7.4	7.2	7.1
Industrial	3.6	3.8	3.9
Oilfield	3.4	3.4	3.4
Public authorities and street light	3.1	3.2	3.2
Sales for resale	0.5	1.0	1.2
System sales	27.2	28.0	28.2
Off-system sales	1.7	2.2	0.4
Total sales	28.9	30.2	28.6
ELECTRIC OPERATING REVENUES (In millions)
Residential	$896.5	$925.5	$901.4
Commercial	535.0	583.3	554.2
Industrial	190.6	224.5	220.6
Oilfield	162.8	188.3	176.4
Public authorities and street light	194.2	220.3	214.3
Sales for resale	21.7	52.9	59.4
System sales revenues	2,000.8	2,194.8	2,126.3
Off-system sales revenues	48.6	94.1	14.7
Other	147.5	164.2	121.2
Total operating revenues	$2,196.9	$2,453.1	$2,262.2
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	705,294	697,048	690,390
Commercial	93,401	91,966	90,279
Industrial	2,872	2,901	2,921
Oilfield	6,328	6,460	6,431
Public authorities and street light	16,880	16,581	16,877
Sales for resale	1	26	42
Total	824,776	814,982	806,940
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,278.51	$1,334.05	$1,312.39
Average annual use (kilowatt-hour)	13,062	13,540	13,718
Average price per kilowatt-hour (cents)	9.79	9.85	9.57

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2015, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

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

Oklahoma Demand Program Rider

On January 6, 2016, the OCC approved OG&E's 2016 through 2018 demand portfolio programs. The order stipulates recovery of program costs, lost revenues and incentives resulting from those programs, through the Demand Program Rider.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

FERC Order No. 1000, Final Rule on Transmission Planning and Cost Allocation

On July 21, 2011, the FERC issued Order No. 1000, which revised the FERC's existing regulations governing the process for planning enhancements and expansions of the electric transmission grid along with the corresponding process for allocating the costs of such expansions. Order No. 1000 requires individual regions to determine whether a previously-approved project is subject to reevaluation and is therefore governed by the new rule.

Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariff and agreement provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities or to alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. On May 29, 2013, the Governor of Oklahoma signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kV that interconnect to those incumbent owners' existing facilities.

The SPP has submitted compliance filings implementing Order No. 1000's requirements. In response, the FERC issued an order on the SPP filings that required the SPP to remove certain right of first refusal language from the SPP Tariff and the SPP Membership Agreement. On December 15, 2014, OG&E filed an appeal in the District of Columbia Court of Appeals challenging the FERC's order requiring the removal of the right of first refusal language from the SPP Membership Agreement. The court has not yet acted on OG&E's appeal.

Oklahoma Demand Program Rider Review - SmartHours Program

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with Demand Programs through the Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off-peak hours during the months of May through October, by offering lower rates to those customers in the off-peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates.  Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

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

In April 2015, the Oklahoma PUD staff filed an application, seeking an order from the OCC, for determining the proper methodology for calculating lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma PUD staff recommends the OCC approve the Oklahoma PUD staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it agreed upon and which would result in recovery of lost revenue for 2013 of $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes the methodology agreed to in November 2014 is consistent with the 2012 OCC order and it is probable that OG&E will recover the $10.1 million of lost revenues associated with 2013, the $11.6 million associated with 2014 and the $14.9 million associated with 2015. A hearing was held on June 30, 2015 and July 1, 2015. OG&E is unable to predict when it will receive a ruling from the OCC.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of its Mustang Modernization Plan which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan to be approximately $1.1 billion. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
On June 8, 2015, the ALJ issued his report on OG&E's application. While the ALJ in his report agreed that the installation of dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas pursuant to OG&E’s ECP is the best approach, the ALJ's report included several recommendations. OG&E filed exceptions to the ALJ's report and on July 21, 2015, Commissioner Bob Anthony issued his deliberation statement that was consistent with many parts of the ALJ's report, including the ALJ’s support of OG&E’s ECP, the ALJ’s recommendation to pre-approve certain estimated costs of the environmental recovery plan, and the ALJ’s recommendation to defer all other cost recovery issues until the next general rate case.

On December 2, 2015, OG&E received an order from the OCC denying, by a two to one vote, its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

On December 11, 2015, OG&E filed a motion requesting modification of the OCC order for the purposes of approving only the ECP. OG&E did not seek modification to any other provisions of the OCC order, including cost recovery. OG&E also agreed that it would not implement a rider for recovery of the costs of the ECP until and unless authorized by the OCC in a subsequent proceeding. On December 23, 2015, the OCC rejected, by a two to one vote, a proposal by Commissioner Dana Murphy to grant OG&E's December 11, 2015 motion.

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units.

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

Integrated Resource Plans

In August 2015, OG&E initiated the process to update its IRP pursuant to the OCC rules. After engaging interested stakeholders in August and September, OG&E finalized the 2015 IRP and submitted it to the OCC on October 1, 2015. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the ECP and other parts of the action plan contained in the IRP submitted in 2014.

Oklahoma Rate Case Filing

On December 18, 2015, OG&E filed a general rate case with the OCC requesting a rate increase of $92.5 million and a 10.25 percent return on equity based on a June 30, 2015 test year. OG&E primarily seeks to recover $1.6 billion of electric infrastructure additions since its last general rate case in Oklahoma, the impact of the expiration of OG&E's wholesale contracts and increased operating costs such as vegetation management.

Arkansas Rate Case Filing

OG&E intends to file a general rate case with the APSC by August 15, 2016.

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

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

At December 31, 2015 and 2014, OG&E had regulatory assets of $448.7 million and $508.6 million, respectively, and regulatory liabilities of $341.4 million and $287.4 million, respectively. See Note 1 of Notes to Financial Statements for a further discussion.

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
OG&E offers several alternate customer programs and rate options.  Under OG&E's Smart Grid enabled SmartHours programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to times when demand for electricity and costs are at their lowest. The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year. A second tariff rate option provides a "renewable energy" resource to OG&E's Oklahoma retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Oklahoma retail customers. OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. Another program being offered to OG&E's commercial and industrial customers is a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days, but may not be able to curtail every time that a curtailment event is required. OG&E also offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.
OG&E also has the Public Schools-Demand and Public Schools Non-Demand rate classes that provide OG&E with flexibility to provide targeted programs for load management to public schools and their unique usage patterns. OG&E also provides service level, seasonal and time period fuel charge differentiation that allows customers to pay fuel costs that better reflect the underlying costs of providing electric service.  Lastly, OG&E has a military base rider that demonstrates Oklahoma's continued commitment to our military partners.
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

Fuel Supply and Generation
In 2015, 49.0 percent of the OG&E-generated energy was produced by coal-fired units, 44.0 percent by natural gas-fired units and seven percent by wind-powered units. Of OG&E's 6,771 total MWs of generation capability reflected in the table under Item 2. Properties, 3,770 MWs, or 55.7 percent, are from natural gas generation, 2,552 MWs, or 37.7 percent, are from coal generation and 449 MWs, or 6.6 percent, are from wind generation. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In cents/Kilowatt-Hour)	2015	2014	2013	2012	2011
Natural gas	2.529	4.506	3.905	2.930	4.328
Coal	2.187	2.152	2.273	2.310	2.064
Weighted average	2.196	2.752	2.784	2.437	2.897
The decrease in the weighted average cost of fuel in 2015 as compared to 2014 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2014 as compared to 2013 was primarily due to less natural gas used, offset by higher natural gas prices. The increase in the weighted average cost of fuel in 2013 as compared to 2012 was primarily due to higher gas prices. The decrease in the weighted average cost of fuel in 2012 as compared to 2011 was primarily due to lower natural gas prices. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
OG&E began participating in the SPP Integrated Marketplace effective March 1, 2014.  The SPP Integrated Marketplace replaced the SPP Energy Imbalance Services market. As part of the Integrated Marketplace, the SPP assumed balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

Coal
OG&E's coal-fired units, with an aggregate capability of 2,552 MWs, are designed to burn low sulfur western sub-bituminous coal. The combination of all coal has a weighted average sulfur content of 0.23 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.5 lbs of SO2 per MMBtu.
OG&E has acquired 100 percent of its forecasted annual coal usage via existing inventory and purchase contracts that expire in December 2016 and December 2017. In 2015, OG&E purchased 7.7 million tons of coal from various Wyoming suppliers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal,
Natural Gas
As a participant in the SPP Integrated Marketplace, OG&E now purchases a relatively small percentage of its natural gas supply through long-term agreements. Alternatively, OG&E relies on a combination of call natural gas agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.
Wind
OG&E's current wind power portfolio includes the following, in addition to the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms owned by OG&E: (i) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (ii) access to up to 152 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2031, (iii) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2031 and (iv) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

Safety and Health Regulation

OG&E is subject to a number of Federal and state laws and regulations, including OSHA, the EPA and comparable state statutes, whose purpose is to protect the safety and health of workers.

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

ENVIRONMENTAL MATTERS

General

The activities of OG&E are subject to numerous stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2016 will be $195.9 million, of which $178.3 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2017 will be approximately $166.7 million, of which $148.7 million is for capital expenditures. The amounts above include capital expenditures for low NOX burners and dry scrubbers. OG&E's management believes that all of its operations are in substantial compliance with current Federal, state and local environmental standards. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2016 through 2020 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2016	2017	2018	2019	2020
Base Transmission	$50	$30	$30	$30	$30
Base Distribution	190	175	175	175	175
Base Generation	60	75	75	75	75
Other	40	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	340	305	305	305	305
Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	25	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	20	150	20	—	—
Total Transmission Projects	70	175	40	20	20
Other Projects:
Environmental - low NOX burners (D)	20	10	—	—	—
Environmental - dry scrubbers (D)	150	140	90	20	—
Combustion turbines - Mustang	180	100	50	5	—
Environmental - natural gas conversion (D)	—	—	40	35	—
Total Other Projects	350	250	180	60	—
Total Known and Committed Projects	420	425	220	80	20
Total	$760	$730	$525	$385	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. Approximately $5.0 million of the estimated cost has been spent prior to 2016.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line. Approximately $55.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations will go into service in 2016; $35.0 million has been spent prior to 2016.	$190	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s ECP can be found in Note 13 of Notes to Financial Statements under "Environmental Compliance Plan" in Item 8 of Part II of this Form 10-K, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K. On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units. The capital costs in the table above do not reflect any actions or costs that may be incurred (including the conversion of the Sooner coal units) if the May 2, 2016 application is not approved.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Pension and Postretirement Benefit Plans

During 2015 and 2014, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2016. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of OGE Energy's pension and postretirement benefit plans.

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt and funds received from OGE Energy (proceeds from OGE Energy's offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.  OG&E utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

Short-term borrowings generally are used to meet working capital requirements. OG&E borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. At December 31, 2015 and 2014 , there were $333.6 million and $215.6 million in advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018.  At December 31, 2015, there were no intercompany borrowings under this agreement.  OG&E has a $400.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2015, there was $1.9 million supporting letters of credit at a weighted-average interest rate of 0.945 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2015.  At December 31, 2015, OG&E had $398.1 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. See Note 10 of Notes to Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreement from December 13, 2016 to December 13, 2017. In the second quarter of 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2015, the commitment of approximately $8.7 million of OG&E's credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

EMPLOYEES
OG&E had 1,888 employees at December 31, 2015.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 26, 2016:

Name	Age	Title
Sean Trauschke	48	Chairman of the Board, President and Chief Executive Officer
E. Keith Mitchell	53	Chief Operating Officer
Stephen E. Merrill	51	Chief Financial Officer
Scott Forbes	58	Controller and Chief Accounting Officer
Patricia D. Horn	57	Vice President - Governance and Corporate Secretary
Jean C. Leger, Jr.	57	Vice President - Utility Operations
Kenneth Grant	51	Vice President- Sales and Marketing
Cristina F. McQuistion	51	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer
Jerry A. Peace	53	VP Integrated Resource Planning and Development
Paul L. Renfrow	59	Vice President - Public Affairs and Corporate Administration
Charles B. Walworth	41	Treasurer

No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Trauschke, Merrill, Forbes, Renfrow, Walworth and Ms. Horn are also officers of OGE Energy. Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareholders of OGE Energy, currently scheduled for May 19, 2016.

Mr. Trauschke is a member of the Board of Directors of Enable GP, LLC, the general partner of Enable.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Sean Trauschke	2015 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2014 - 2015:	President of OGE Energy Corp.
	2011 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	2015 - Present	Chief Operating Officer of OG&E
	2013 - 2015:	Executive Vice President and Chief Operating Officer of Enable Midstream Partners, LP
	2011 - 2013:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
	2011:	Senior Vice President and Chief Operating Officer of Enogex LLC
Stephen E. Merrill	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - 2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable Midstream Partners, LP
	2011 - 2013:	Chief Operating Officer of Enogex LLC
	2011:	Vice President - Human Resources of OGE Energy Corp.
Scott Forbes	2011 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
	2012 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
	2011 - 2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp.
Jean C. Leger, Jr.	2011 - Present:	Vice President - Utility Operations of OG&E
Kenneth R. Grant	2015 - Present:	VP Sales and Marketing - OG&E
	2015:	VP Marketing and Product Development - OG&E
	2013 - 2015:	Managing Director Tech Solutions & Ops - OG&E
	2011 - 2013:	Managing Director Customer Solutions - OG&E
	2011:	Managing Director Smart Grid Program - OG&E
Cristina F. McQuistion	2014 - Present:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2011 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
Jerry A. Peace	2014 - Present:	Vice President - Integrated Resource Planning and Development - OG&E
	2011 - 2014:	Chief Risk Officer of OGE Energy Corp.
Paul L. Renfrow	2014 - Present:	Vice President - Public Affairs and Corporate Administration of OGE Energy Corp.
	2012 - 2014:	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp.
	2011 - 2012:	Vice President - Public Affairs and Human Resources of OGE Energy Corp.
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp.
	2012 - 2014:	Assistant Treasurer of OGE Energy Corp.
	2011 - 2012:	Senior Manager Finance of OGE Energy Corp.

ACCESS TO SECURITIES AND EXCHANGE COMMISSION FILINGS

OGE Energy's web site address is www.oge.com. Through OGE Energy's website under the heading "Investors," "Investor Relations," "SEC Filings," OGE Energy makes available, free of charge, OGE Energy's and OG&E's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K.

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

REGULATORY RISKS

OG&E's profitability depends to a large extent on the ability to fully recover its costs from its customers in a timely manner and there may be changes in the regulatory environment that impair its ability to recover costs from its customers.

OG&E is subject to comprehensive regulation by several Federal and state utility regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs from utility customers. Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk.  The utility commissions in the states where OG&E operates regulate many aspects of its utility operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the utility operations is dependent on OG&E's ability to fully recover costs related to providing energy and utility services to its customers in a timely manner. Any failure to obtain utility commission approval to increase rates to fully recover costs, or a delay in the receipt of such approval, could have an adverse impact on OG&E's results of operations.

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

OG&E is unable to predict the impact on its operating results from future regulatory activities of any of the agencies that regulate OG&E.  Changes in regulations or the imposition of additional regulations could have an adverse impact on OG&E's results of operations.

OG&E's rates are subject to rate regulation by the states of Oklahoma and Arkansas, as well as by a Federal agency, whose regulatory paradigms and goals may not be consistent.

OG&E is currently a vertically integrated electric utility. Most of its revenue results from the sale of electricity to retail customers subject to bundled rates that are approved by the applicable state utility commission.

OG&E operates in Oklahoma and western Arkansas and is subject to rate regulation by the OCC and the APSC, in addition to FERC regulation of its transmission activities and any wholesale sales.  Exposure to inconsistent state and Federal regulatory standards may limit our ability to operate profitably.  Further alteration of the regulatory landscape in which we operate, including a change in our return on equity, may harm our financial position and results of operations.

Costs of compliance with environmental laws and regulations are significant and the cost of compliance with future environmental laws and regulations may adversely affect our results of operations, financial position, or liquidity.

We are subject to extensive Federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations and those costs may be even more significant in the future.  As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" and in "Pending Regulatory Matters", OG&E is required to comply with the EPA's FIP by January 4, 2019 and is currently reviewing its alternatives to comply with the EPA's Regional Haze requirements, in light of the OCC's denial of the ECP in December 2015.

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2 could be restricted in the future as a result of Federal or state legal requirements or litigation relating to greenhouse gas emissions. Additionally, international treaties or protocols could result in future additional reductions in the United States. In October 2015, EPA issued standards for states to implement to control greenhouse gas emissions from existing electric generating units with the initial compliance period beginning in 2022 and a final compliance deadline in 2030. The standards are being challenged by 27 states and a variety of industry participants. In February 2016, the U.S. Supreme Court entered an order staying the implementation of these EPA standards. The stay will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the standards, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. The effect is to delay the EPA’s deadlines until the challenges have been fully litigated and the U.S. Supreme Court has ruled. If the standards survive judicial review and are implemented as written, they could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Significant uncertainties also remain with regards to potential implementation in Oklahoma (and the federal plan that would be imposed by EPA for states that do not submit approvable plans), including whether states would elect an emissions standards approach versus a state measures approach, whether and what type of emissions trading would be allowed, and available cost mitigation options. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time. This could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Whereas the EPA has finalized new standards for the reduction of CO2 from electric generating units, due to the regulatory process, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

There is growing effort to initiate nuisance claims against power generators. The impact of these efforts on OG&E cannot be determined with certainty as this time.

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

OG&E's business plan calls for extensive investment in capital improvements and additions, including the installation of environmental upgrades and retrofits and modernizing existing infrastructure as well as other initiatives.  Significant portions of OG&E's facilities were constructed many years ago.  Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with changing environmental requirements or to provide reliable operations. OG&E currently provides service at rates approved by one or more regulatory commissions.  If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment.  This could adversely affect OG&E's financial position and results of operations.  While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

As discussed in Item 1. Business, Item 7. Management's Discussion and Analysis and Note 13 Rate Matters and Regulation, in December 2015, the OCC denied OG&E's ECP. OG&E is reviewing its options to meet the EPA's Regional Haze requirements. OG&E has not determined whether it will continue or abandon the construction on the dry scrubbers at Sooner Units 1 and 2. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. As a result of the OCC's denial of the ECP, if OG&E completes the construction of the scrubbers, it may not be allowed to recover some or all of the construction costs, and it may not be allowed to earn a return on the investment associated with the scrubbers at Sooner Units 1 and 2.

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

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. On March 1, 2014, the SPP implemented and the FERC approved regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights.  Collectively the three markets operate together under the global name, SPP Integrated Marketplace.  OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers.  OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities.  OG&E records the SPP Integrated Marketplace transactions as sales or purchases with results reported as Operating Revenues or Cost of Goods Sold in its Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

Increased competition resulting from restructuring efforts could have a significant financial impact on OG&E and consequently decrease our revenue.

We have been and will continue to be affected by competitive changes to the utility and energy industries.  Significant changes have occurred and additional changes have been proposed to the wholesale electric market.  Although retail restructuring efforts in Oklahoma and Arkansas have been postponed for the time being, if such efforts were renewed, retail competition and the unbundling of regulated energy service could have a significant financial impact on us due to possible impairments of assets, a loss of retail customers, lower profit margins and/or increased costs of capital.  Any such restructuring could have a significant impact on our financial position, results of operations and cash flows. We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial position, results of operations or cash flows.

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

We are subject to substantial regulation from Federal, state and local regulatory agencies.  We are required to comply with numerous laws and regulations and to obtain permits, approvals and certifications from the governmental agencies that regulate various aspects of our businesses, including customer rates, service regulations, retail service territories, sales of securities, asset acquisitions and sales, accounting policies and practices and the operation of generating facilities.  We believe the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from future regulatory activities of these agencies.

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

Also, because our generation and transmission systems are part of an interconnected regional grid, we face the risk of possible loss of business due to a disruption or black-out caused by an event such as a severe storm or generator or transmission facility outage on a neighboring system or the actions of a neighboring utility.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial position, results of operations and cash flows.

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

In addition, economic conditions, particularly budget shortfalls, could increase the pressure on Federal, state and local governments to raise additional funds by increasing corporate tax rates and/or delaying, reducing or eliminating tax credits, grants or other incentives that could have a material adverse impact on our results of operations and cash flows.

We are subject to financial risks associated with climate change.

Climate change creates financial risk. Potential regulation associated with climate change legislation could pose financial risks to OG&E. In addition, to the extent that any climate change adversely affects the national or regional economic health through physical impacts or increased rates caused by the inclusion of additional regulatory imposed costs, CO2 taxes or costs associated with additional regulatory requirements, OG&E may be adversely impacted. A declining economy could adversely impact the overall financial health of OG&E due to a lack of load growth and decreased sales opportunities. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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
OG&E operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems which may result in a loss of service to customers and also subjects OG&E to financial harm due to the significant expense to repair security breaches or system damage. The implementation of OG&E's Smart Grid program further increases potential risks associated with cyber security attacks. Our generation and transmission systems are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business. If the technology systems were to fail or be breached and not recovered in a timely manner, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on its financial position, results of operations and cash flows.
Our security procedures, which include among others, virus protection software, cyber security and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of cyber security attacks on our systems, which could adversely impact our operations.
We maintain property and casualty insurance that may cover certain resultant physical damage or third-party injuries caused by potential cyber events. However, damage and claims arising from such incidents may exceed the amount of any insurance available and other damage and claims arising from such incidents may not be covered at all. For these reasons, a significant cyber incident could reduce future net income and cash flows and impact financial condition.

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

Weather conditions such as tornadoes, thunderstorms, ice storms, wind storms, earthquakes and prolonged droughts, as well as seasonal temperature variations may adversely affect our financial position, results of operations and cash flows.

Weather conditions directly influence the demand for electric power.  In OG&E's service area, demand for power peaks during the hot summer months, with market prices also typically peaking at that time.  As a result, overall operating results may fluctuate on a seasonal and quarterly basis.  In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder.  Unusually mild weather in the future could reduce our revenues, net income, available cash and borrowing ability.  Severe weather, such as tornadoes, thunderstorms, ice storms, wind storms, earthquakes and prolonged droughts may cause outages and property damage which may require us to incur additional costs that are generally not insured and that may not be recoverable from customers.  The effect of the failure of our facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period. In addition, prolonged droughts could cause a lack of sufficient water for use in cooling during the electricity generating process. Additionally, if climate change exacerbates physical changes in weather, operations may be impacted as discussed above.

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our financial position, results of operations or cash flow.

OGE Energy has a Pension Plan that covers a significant amount of our employees hired before December 1, 2009.  OGE Energy also has defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2015, OGE Energy expects to make future contributions to maintain required funding levels.  It has been OGE Energy's practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. OGE Energy may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

We have a revolving credit agreement for working capital, capital expenditures, acquisitions and other corporate purposes.  The levels of our debt could have important consequences, including the following:

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

We are exposed to credit risks in our generation and retail distribution operations.  Credit risk includes the risk that counterparties who owe us money or energy will breach their obligations. If the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,771 MWs at December 31, 2015. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2015 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	10.0%		475
	2	1973	Steam-Turbine	Gas	9.8%		481
	3	1975	Steam-Turbine	Gas/Oil	15.7%		482	1,438
Muskogee	4	1977	Steam-Turbine	Coal	5.4%		487
	5	1978	Steam-Turbine	Coal	50.0%		502
	6	1984	Steam-Turbine	Coal	44.7%		521	1,510
Sooner	1	1979	Steam-Turbine	Coal	63.7%		521
	2	1980	Steam-Turbine	Coal	57.3%		521	1,042
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	6.7%		168
	7	1963	Combined Cycle	Gas/Oil	4.3%		221
	8	1969	Steam-Turbine	Gas	5.2%		410
	9	2000	Combustion-Turbine	Gas	11.6%		46
	10	2000	Combustion-Turbine	Gas	11.3%		46	891
Redbud (B)	1	2003	Combined Cycle	Gas	66.7%		158
	2	2003	Combined Cycle	Gas	70.1%		155
	3	2003	Combined Cycle	Gas	71.0%		156
	4	2003	Combined Cycle	Gas	72.7%		153	622
Mustang	3	1955	Steam-Turbine	Gas	2.3%		121
	4	1959	Steam-Turbine	Gas	3.4%		259
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	0.5%		26
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	0.5%		33	439
McClain (C)	1	2001	Combined Cycle	Gas	84.7%		380	380
Total Generating Capability (all stations, excluding wind stations)								6,322

						2015 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	40.3%	2.3	228
Centennial		2007	Laverne, OK	80	Wind	30.3%	1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	34.3%	2.3	101
Total Generating Capability (wind stations)								449

(A)	2015 Capacity Factor = 2015 Net Actual Generation / (2015 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours))

(B)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(C)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

In 2015, OG&E retired the GT unit located at the Seminole station and units 1 and 2 located at the Mustang station.

At December 31, 2015, OG&E's transmission system included: (i) 52 substations with a total capacity of 13.3 million kV-amps and 4,889 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.5 million kV-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 346 substations with a total capacity of 9.7 million kV-amps, 29,255 structure miles of overhead lines, 2,539 miles of underground conduit and 10,730 miles of underground conductors in Oklahoma and (ii) 31 substations with a total capacity of 1.0 million kV-amps, 2,782 structure miles of overhead lines, 254 miles of underground conduit and 692 miles of underground conductors in Arkansas.

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

During the three years ended December 31, 2015, OG&E's gross property, plant and equipment (excluding construction work in progress) additions were $2.0 billion and gross retirements were $272.3 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy), long-term borrowings and permanent financings. The additions during this three-year period amounted to 19.3 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2015.

Item 3.  Legal Proceedings.

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Financial Statements. At the present time, based on currently available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

1.    Patent Infringement Case. On September 16, 2011, TransData, Inc., a Texas corporation, sued OG&E in the Western District of Oklahoma, accusing OG&E of infringing three of their U.S. patents by using OG&E's General Electric "smart" meters with Silver Spring Networks wireless modules. The complaint sought a judgment of infringement, unspecified damages, a permanent injunction, costs and attorney fees. OG&E was served with the complaint on September 21, 2011 and has notified both General Electric and Silver Springs Network of the lawsuit and its intent to seek indemnity from those companies for any damages that it may incur from this lawsuit. OG&E and General Electric agreed to terms for General Electric to provide OG&E with an unqualified defense in the matter and to indemnify OG&E for costs, expenses and damages awarded against OG&E subject to a reservation of rights. TransData, Inc. sought to consolidate its OG&E lawsuit with similar lawsuits in the Eastern District of Texas, however, on December 13, 2011, the TransData, Inc. cases were consolidated in the Western District of Oklahoma. On January 4, 2016, United States District Court Judge Robin J. Cauthron ordered, with prejudice, that all claims by TransData against OG&E be dismissed thus resolving all claims pending against OG&E in this matter. OG&E now considers this case closed.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.
In 2015, 2014 and 2013, OG&E declared dividends to OGE Energy of $120.0 million, $120.0 million and $170.0 million, respectively.

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31 (In millions)	2015	2014	2013	2012	2011
SELECTED FINANCIAL DATA
Results of Operations Data (A):
Operating revenues	$2,196.9	$2,453.1	$2,262.2	$2,141.2	$2,211.5
Cost of sales	865.0	1,106.6	965.9	879.1	1,013.5
Operating expenses	831.5	808.5	771.0	772.7	725.7
Operating income	500.4	538.0	525.3	489.4	472.3
Allowance for equity funds used during construction	8.3	4.2	6.6	6.2	20.4
Other income	13.3	4.8	8.1	8.2	8.5
Other expense	1.6	1.9	4.6	4.3	8.4
Interest expense	146.7	141.5	129.3	124.6	111.6
Income tax expense	104.8	111.6	113.5	94.6	117.9
Net income	$268.9	$292.0	$292.6	$280.3	$263.3
Balance Sheet Data (at period end):
Property, plant and equipment, net	$7,296.1	$6,941.5	$6,634.6	$6,044.1	$5,550.9
Total assets	$8,541.8	$8,266.2	$7,694.9	$7,222.4	$6,620.9
Long-term debt	$2,655.6	$2,655.3	$2,300.2	$2,050.3	$2,039.2
Total stockholder's equity	$3,155.7	$3,004.2	$2,829.3	$2,703.1	$2,494.0
Capitalization Ratios (B)
Stockholder's equity	54.3%	53.1%	55.2%	56.9%	55.0%
Long-term debt	45.7%	46.9%	44.8%	43.1%	45.0%
Ratio of Earnings to Fixed Charges (C)
Ratio of earnings to fixed charges	3.40	3.73	3.96	3.87	4.01

(A)
On January 6, 2016, the OCC approved OGE Energy's 2016 through 2018 demand portfolio programs. The order stipulates recovery of program costs, lost revenues and incentives resulting from those programs, through the Demand Program Rider.

(B)
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.

Overview

OG&E Mission and Focus

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

•	Maintaining strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Complying with the EPA's MATS and Regional Haze requirements.

•	Ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

Summary of Operating Results

2015 compared to 2014. OG&E reported net income of $268.9 million and $292.0 million, respectively, in 2015 and 2014, a decrease of $23.1 million, or 7.9 percent, primarily due to an increase in depreciation expense due to additional assets being placed in service in 2015, and a decrease in gross margin related to milder weather and decreased wholesale transmission revenues. Partially offsetting these items was an increase in customer growth, an increase in other income and an increase in allowance for equity funds used during construction.

2014 compared to 2013. OG&E reported net income of $292.0 million and $292.6 million, respectively, in 2014 and 2013, a decrease of $0.6 million, or 0.2 percent, reflecting an increase in depreciation expense due to additional assets being placed in service in 2014, a decrease in gross margin related to milder weather compared to 2013, an increase in other operation and maintenance expense and an increase in interest expense related to the issuance of debt. Partially offsetting these items was an increase in wholesale transmission revenues, an increase in customer growth and a decrease in incentive compensation.

2016 Outlook

OG&E projects to earn approximately $288 million to $300 million or $1.44 to $1.50 per average diluted share in 2016 and is based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	new rates take effect in Oklahoma in mid 2016;

•	gross margin on revenues of approximately $1.405 billion to $1.415 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	approximately $106 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	operating expenses of approximately $885 million to $895 million, with operation and maintenance expenses comprising 54 percent of the total;

•	interest expense of approximately $140 million which assumes a $8 million allowance for borrowed funds used during construction reduction to interest expense;

•	other income of approximately $27 million including approximately $15 million of allowance for equity funds used during construction; and

•	an effective tax rate of approximately 28 percent.

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

Reconciliation of gross margin to revenue:

(Dollars in Millions)	2016 (A)
Operating revenues	$2,162
Cost of sales	752
Gross Margin	$1,410

(A)	Based on the midpoint of OG&E earnings guidance for 2016.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the years ended December 31, 2015, 2014 and 2013 and OG&E's financial position at December 31, 2015 and 2014.  The following information should be read in conjunction with the Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Year Ended December 31,
(In millions)	2015	2014	2013
Net income	$268.9	$292.0	$292.6

Year ended December 31 (Dollars in millions)	2015	2014	2013
Operating revenues	$2,196.9	$2,453.1	$2,262.2
Cost of sales	865.0	1,106.6	965.9
Other operation and maintenance	444.5	453.2	438.8
Depreciation and amortization	299.9	270.8	248.4
Taxes other than income	87.1	84.5	83.8
Operating income	500.4	538.0	525.3
Allowance for equity funds used during construction	8.3	4.2	6.6
Other income	13.3	4.8	8.1
Other expense	1.6	1.9	4.6
Interest expense	146.7	141.5	129.3
Income tax expense	104.8	111.6	113.5
Net income	$268.9	$292.0	$292.6
Operating revenues by classification
Residential	$896.5	$925.5	$901.4
Commercial	535.0	583.3	554.2
Industrial	190.6	224.5	220.6
Oilfield	162.8	188.3	176.4
Public authorities and street light	194.2	220.3	214.3
Sales for resale	21.7	52.9	59.4
System sales revenues	2,000.8	2,194.8	2,126.3
Off-system sales revenues	48.6	94.1	14.7
Other	147.5	164.2	121.2
Total operating revenues	$2,196.9	$2,453.1	$2,262.2
Reconciliation of gross margin to revenue:
Operating revenues	$2,196.9	$2,453.1	$2,262.2
Cost of sales	865.0	1,106.6	965.9
Gross Margin	$1,331.9	$1,346.5	$1,296.3
MWh sales by classification (In millions)
Residential	9.2	9.4	9.4
Commercial	7.4	7.2	7.1
Industrial	3.6	3.8	3.9
Oilfield	3.4	3.4	3.4
Public authorities and street light	3.1	3.2	3.2
Sales for resale	0.5	1.0	1.2
System sales	27.2	28.0	28.2
Off-system sales	1.7	2.2	0.4
Total sales	28.9	30.2	28.6
Number of customers	824,776	814,982	806,940
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.529	4.506	3.905
Coal	2.187	2.152	2.273
Total fuel	2.196	2.752	2.784
Total fuel and purchased power	2.874	3.493	3.178
Degree days (A)
Heating - Actual	3,038	3,569	3,673
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	2,071	2,114	2,106
Cooling - Normal	2,092	2,092	2,092

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

2015 compared to 2014. OG&E's net income decreased $23.1 million, or 7.9 percent, in 2015 as compared to 2014 primarily due to higher depreciation expense and lower gross margin partially offset by higher other income and an increase in allowance for equity funds used in construction.
Gross Margin
Operating revenues were $2,196.9 million in 2015 as compared to $2,453.1 million in 2014, a decrease of $256.2 million, or 10.4 percent. Cost of sales were $865.0 million in 2015 as compared to $1,106.6 million in 2014, a decrease of $241.6 million, or 21.8 percent. Gross margin was $1,331.9 million in 2015 as compared to $1,346.5 million in 2014, a decrease of $14.6 million, or 1.1 percent. The below factors contributed to the change in gross margin:

(In millions)	$ Change
Quantity variance (primarily weather) (A)	$(25.8)
Wholesale transmission revenue (B)	(19.8)
Expiration of AVEC contract (C)	(11.5)
Industrial and oilfield sales	(4.5)
Other	2.1
Non-residential demand and related revenues	3.7
Price Variance (D)	19.8
New customer growth	21.4
Change in gross margin	$(14.6)

(A)	The overall cooling degree days decreased two percent in 2015 compared to 2014 with August decreasing by 14 percent.

(B)	Decreased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and 2015 as well as a reduction in the point-to-point credits shared with retail customers.

(C)	On June 30, 2015, the wholesale power contract with AVEC expired.

(D)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $458.5 million in 2015 as compared to $627.5 million in 2014, a decrease of $169.0 million, or 26.9 percent, primarily due to lower natural gas prices offset by higher natural gas used. In 2015, OG&E's fuel mix was 49 percent coal, 44 percent natural gas and seven percent wind. In 2014, OG&E's fuel mix was 61 percent coal, 32 percent natural gas and seven percent wind. Purchased power costs were $362.6 million in 2015 as compared to $444.1 million in 2014, a decrease of $81.5 million, or 18.4 percent, primarily due to a decrease in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Marketplace, which began on March 1, 2014. Transmission related charges were $43.9 million in 2015 as compared to $35.0 million in 2014, an increase of $8.9 million, or 25.4 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expenses were $444.5 million in 2015 as compared to $453.2 million in 2014, a decrease of $8.7 million, or 1.9 percent. The below factors contributed to the change in other operations and maintenance expense:

(In millions)	$ Change
Additional capitalized labor (A)	$(9.2)
Maintenance at power plants (B)	(7.0)
Professional service contracts (C)	(2.1)
Other	(1.0)
Employee benefits (D)	1.0
Other marketing, sales and commercial (E)	2.8
Salaries and wages (F)	6.8
Change in other operation and maintenance expense	$(8.7)

(A)	Decreased primarily due to more capital projects and storm costs exceeding the $2.7 million threshold, which were moved to a regulatory asset.

(B)	Decreased primarily due to less work at the power plants.

(C)	Decreased primarily due to decreased engineering services.

(D)	Increased primarily due to higher medical costs incurred partially offset by lower pension costs.

(E)	Increased primarily due to higher demand side management customer payments.

(F)	Increased primarily due to annual salary increases and increased overtime related to storms.

Depreciation and amortization expense was $299.9 million in 2015 as compared to $270.8 million in 2014, an increase of $29.1 million, or 10.7 percent, primarily due to additional assets being placed in service, along with an increase resulting from the amortization of deferred pension credits and post-retirement medical regulatory liabilities which were fully amortized in July 2014 and amortization of deferred storm costs.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $8.3 million in 2015 as compared to $4.2 million in 2014, an increase of $4.1 million, or 97.6 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $13.3 million in 2015 as compared to $4.8 million in 2014, an increase of $8.5 million, primarily due to increased guaranteed flat bill margins and an increase in the tax gross up related to higher allowance for funds used during construction.

Income Tax Expense. Income tax expense was $104.8 million in 2015 as compared to $111.6 million in 2014, a decrease of $6.8 million, or 6.1 percent, primarily due to lower pretax income partially offset by a reduction in Federal tax credits.
2014 compared to 2013.  OG&E's net income decreased $0.6 million, or 0.2 percent, in 2014 as compared to 2013 primarily due to higher gross margin, which was almost offset by higher other operations and maintenance expense, higher depreciation and amortization expense, and interest expense.

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

(In millions)	$ Change
Wholesale transmission revenue (A)	$43.8
New customer growth	13.8
Price variance (B)	6.8
Non-residential demand and related revenues	1.4
Other	(1.7)
Quantity variance (primarily weather)	(13.9)
Change in gross margin	$50.2

(A)	Increased primarily due to higher investments related to certain FERC approved transmission projects included in formula rates.

(B)
Increased due to higher rider revenues primarily from the Oklahoma Demand Program rider, the Oklahoma Storm Recovery rider and the Arkansas Demand Program rider partially offset by lower rider revenues from the Oklahoma Crossroads rider, Oklahoma Smart Grid rider, Oklahoma System Hardening rider and the Arkansas Crossroads rider.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $627.5 million in 2014 as compared to $672.7 million in 2013, a decrease of $45.2 million, or 6.7 percent, primarily due to lower natural gas used offset by higher natural gas prices. In 2014, OG&E's fuel mix was 61 percent coal, 32 percent natural gas and seven percent wind. In 2013, OG&E's fuel mix was 53 percent coal, 40 percent natural gas and seven percent wind. Purchased power costs were $444.1 million in 2014 as compared to $267.6 million in 2013, an increase of $176.5 million, or 66 percent, primarily due to an increase in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Marketplace, which began on March 1, 2014. Transmission related charges were $35.0 million in 2014 as compared to $25.6 million in 2013, an increase of $9.4 million, or 36.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expenses were $453.2 million in 2014 as compared to $438.8 million in 2013, an increase of $14.4 million, or 3.3 percent. The below factors contributed to the change in other operations and maintenance expense:

(In millions)	$ Change
Reduction in capitalized labor (A)	$11.4
Corporate overhead and allocations (B)	4.0
Contract professional services (primarily marketing services)	3.8
Ongoing maintenance at power plants	3.5
Other marketing, sales and commercial (C)	2.3
Software expense (D)	2.3
Fees, permits and licenses (E)	2.3
Vegetation management (F)	(4.5)
Employee benefits (G)	(4.9)
Salaries and wages (H)	(5.8)
Change in other operation and maintenance expense	$14.4

(A)	Portion of labor costs capitalized into projects decreased as a result of less work performed on storm restoration.

(B)	Increased primarily due to higher allocated costs from the holding company resulting from the formation of Enable during 2013.

(C)	Increased primarily due to demand side management customer payments which are recovered through a rider partially offset by a reduction in media services expense.

(D)	Increased as a result of higher expenditures related to Smart Grid software.

(E)	Increased primarily due to higher SPP administration and assessment fees.

(F)	Decreased primarily due to increased spending on system hardening in 2013 which includes costs that are being recovered through a rider.

(G)	Decreased primarily due to lower pension expense, postretirement and other benefits.

(H)	Decreased primarily due to incentive compensation and lower overtime wages partially offset by higher regular salaries and wages.

Depreciation and amortization expense was $270.8 million in 2014 as compared to $248.4 million in 2013, an increase of $22.4 million, or nine percent, primarily due to additional transmission assets being placed in service throughout 2013 and 2014, along with an increase resulting from the amortization of the deferred pension credits regulatory liability which was fully amortized in July 2014. These were offset by the pension regulatory asset which was fully amortized in July 2013.

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
Interest Expense. Interest expense was $141.5 million in 2014 as compared to $129.3 million in 2013, an increase of $12.2 million, or 9.4 percent, primarily due to a $9.1 million increase in interest on long-term debt related to a $250.0 million debt issuance that occurred in May 2013, a $250.0 million debt issuance that occurred in March 2014 and an additional $250.0 million debt issuance that occurred in December 2014 partially offset by the early redemption of $140.0 million senior notes in August 2014. In addition, there was a $2.0 million increase reflecting a reduction in 2013 interest expense related to tax matters offset by a decrease in the allowance for borrowed funds used during construction of $1.0 million.

Income Tax Expense. Income tax expense was $111.6 million in 2014 as compared to $113.5 million in 2013, a decrease of $1.9 million, or 1.7 percent. The reduction reflects lower pretax income partially offset by a reduction in state tax credits recognized during the year and an increase in Federal credits recognized.

Off-Balance Sheet Arrangement

Railcar Lease Agreement

OG&E has several noncancellable operating leases with purchase options, covering approximately 1,400 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed.

On October 14, 2014, OG&E signed a separate three-year lease effective December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $20.1 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

Liquidity and Capital Resources

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries.

Advances to Parent. The balance of Advances to Parent was $333.6 million and $215.6 million at December 31, 2015 and 2014, respectively, an increase of $118.0 million, or 54.7 percent, primarily due to an over recovery of fuel costs, which will be refunded to OG&E's customers.

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $226.6 million and $244.3 million at December 31, 2015 and 2014, respectively, a decrease of $17.7 million, or 7.2 percent, primarily due to a decrease in billings to OG&E's retail customers.

Fuel Inventories. The balance of Fuel Inventories was $113.8 million and $58.5 million at December 31, 2015 and 2014, respectively, an increase of $55.3 million, or 94.5 percent, primarily due to higher coal inventory balances at OG&E's coal fired plants resulting from lower participation in the SPP Integrated Marketplace.

Deferred Income Taxes. Deferred Income Tax assets had no balance as of December 31, 2015 compared to $170.8 million at December 31, 2014, due to a reclassification of the balance to Non-Current Deferred Income Taxes pursuant to early adoption of ASU 2015-17 “Income Taxes (Topic 740)”.

Fuel Clause Recoveries. The Fuel Clause balance moved from an under recovery position of $68.3 million as of December 31, 2014 to an over recovery balance of $61.3 million as of December 31, 2015, primarily due to higher amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power. The fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs when the actual fuel and purchased power cost recoveries exceed fuel adjustment clause recoveries and over recovers fuel costs when the actual fuel and purchased power costs are below the fuel adjustment clause recoveries. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances into future cost recoveries.

Accounts Payable. The balance of Accounts Payable was $238.2 million and $163.3 million at December 31, 2015 and 2014, respectively, an increase of $74.9 million, or 45.9 percent, primarily due to storm accruals and timing of vendor payments partially offset by a decrease of fuel and purchased power expense.

Long-Term Debt Due Within One Year. The balance of Long-Term Debt Due Within One Year was $110.0 million at December 31, 2015 compared to no balance at December 31, 2014, due to the reclassification of long-term debt that will mature in January 2016.

Cash Flows

				2015 vs. 2014		2014 vs. 2013
Year ended December 31 (In millions)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$770.5	$587.7	$545.1	$182.8	31.1%	$42.6	7.8%
Net cash used in investing activities	(549.0)	(564.7)	(796.8)	15.7	2.8%	232.1	(29.1)%
Net cash (used in) provided from financing activities	(221.5)	(23.0)	251.7	(198.5)	*	(274.7)	*
* Greater than a 100 percent variance.

Operating Activities

The increase of $182.8 million, or 31.1 percent, in net cash provided from operating activities in 2015 as compared to 2014 was primarily due to an increase in cash received from fuel recoveries and a decrease in payments to vendors.

The increase of $42.6 million, or 7.8 percent, in net cash provided from operating activities in 2014 as compared to 2013 was primarily due to:

•	the absence of fuel refunds to customers during the twelve months ended December 31, 2014, partially offset by fuel under recoveries in the same period; and
•an increase in cash received during the twelve months ended December 31, 2014 from transmission revenue.

These increases were partially offset by an increase in amounts paid to vendors.

Investing Activities

The decrease of $15.7 million, or 2.8 percent, in net cash used in investing activities in 2015 as compared to 2014 was primarily due to a decrease in capital expenditures related to transmission projects partially offset by an increase in capital expenditures related to environmental projects.

The decrease of $232.1 million, or 29.1 percent, in net cash used in investing activities in 2014 as compared to 2013 was primarily due to lower levels of capital expenditures due to a decrease in transmission projects.

Financing Activities

The increase of $198.5 million in net cash used in financing activities in 2015 as compared to 2014 was primarily due to the issuance of long-term debt during 2014 partially offset by:

•the payment of $140.0 million in long-term debt during 2014;
•an increase in net advances with OGE Energy during 2015; and
•a decrease in dividend payments in 2015.

The increase of $274.7 million in net cash used in financing activities in 2014 as compared to 2013 was primarily due to:

•	a decrease in net advances with OGE Energy during 2014

•	the payment of $140.0 million in long-term debt; and

•	an increase in dividend payments in 2014.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2016 through 2020 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2016	2017	2018	2019	2020
Base Transmission	$50	$30	$30	$30	$30
Base Distribution	190	175	175	175	175
Base Generation	60	75	75	75	75
Other	40	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	340	305	305	305	305
Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	25	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	20	150	20	—	—
Total Transmission Projects	70	175	40	20	20
Other Projects:
Environmental - low NOX burners (D)	20	10	—	—	—
Environmental - dry scrubbers (D)	150	140	90	20	—
Combustion turbines - Mustang	180	100	50	5	—
Environmental - natural gas conversion (D)	—	—	40	35	—
Total Other Projects	350	250	180	60	—
Total Known and Committed Projects	420	425	220	80	20
Total	$760	$730	$525	$385	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. Approximately $5.0 million of the estimated cost has been spent prior to 2016.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line. Approximately $55.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations will go into service in 2016; $35.0 million has been spent prior to 2016.	$190	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s ECP can be found in Note 13 of Notes to Financial Statements under "Environmental Compliance Plan" in Item 8 of Part II of this Form 10-K, and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this Form 10-K. On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units. The capital costs in the table above do not reflect any actions or costs that may be incurred (including the conversion of the Sooner coal units) if the May 2, 2016 application is not approved.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Contractual Obligations

The following table summarizes OG&E's contractual obligations at December 31, 2015.  See OG&E's Statements of Capitalization and Note 12 of Notes to Financial Statements for additional information.

(In millions)	2016	2017-2018	2019-2020	After 2020	Total
Maturities of long-term debt (A)	$110.2	$375.3	$250.2	$1,929.9	$2,665.6
Operating lease obligations
Railcars	4.2	5.9	23.0	—	33.1
Wind farm land leases	2.4	5.0	5.4	46.3	59.1
Total operating lease obligations	6.6	10.9	28.4	46.3	92.2
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	79.8	151.0	121.3	99.7	451.8
Expected cogeneration energy payments	58.3	97.9	112.7	120.5	389.4
Minimum fuel purchase commitments	299.6	168.2	11.7	—	479.5
Expected wind purchase commitments	58.6	115.8	112.4	632.6	919.4
Long-term service agreement commitments	2.5	45.8	5.7	137.4	191.4
Mustang Modernization expenditures	103.4	30.6	—	—	134.0
Environmental compliance plan expenditures	150.5	170.7	4.1	—	325.3
Total other purchase obligations and commitments	752.7	780.0	367.9	990.2	2,890.8
Total contractual obligations	869.5	1,166.2	646.5	2,966.4	5,648.6
Amounts recoverable through fuel adjustment clause (B)	(420.7)	(387.8)	(259.8)	(753.1)	(1,821.4)
Total contractual obligations, net	$448.8	$778.4	$386.7	$2,213.3	$3,827.2

(A)
Maturities of OG&E's long-term debt during the next five years consist of $110.2 million, $125.2 million, $250.1 million, $250.1 million and $0.1 million in years 2016, 2017, 2018, 2019 and 2020, respectively.

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

Pension and Postretirement Benefit Plans

At December 31, 2015, 35.5 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in U.S. Government securities, bonds, debentures and notes, and a commingled fund as presented in Note 11 of Notes to Financial Statements.  In 2015, asset losses on the Pension Plan were 3.9 percent due to the losses in fixed income and equity investments.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased.  The level of funding is dependent on returns on plan assets and future discount rates. During 2015 and 2014, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2016. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2015 and 2014. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheet as discussed in Note 1 of Notes to Financial Statements. The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2015	2014	2015	2014	2015	2014
Benefit obligations	$514.4	$543.5	$2.7	$2.8	$176.1	$217.6
Fair value of plan assets	464.2	532.5	—	—	50.0	54.2
Funded status at end of year	$(50.2)	$(11.0)	$(2.7)	$(2.8)	$(126.1)	$(163.4)

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2015, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement. As a result, OG&E recorded pension settlement charges of $10.0 million in the third quarter and $5.5 million in the fourth quarter of 2015, of which $14.0 million related to OG&E’s Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

2015 Capital Requirements, Sources of Financing and Financing Activities
Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $551.8 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $84.8 million resulting in total net capital requirements and contractual obligations of $636.6 million in 2015, of which $130.6 million was to comply with environmental regulations. This compares to net capital requirements of $705.6 million and net contractual obligations of $87.4 million totaling $793.0 million in 2014, of which $31.5 million was to comply with environmental regulations.
In 2015, OG&E's sources of capital were cash generated from operations and proceeds from the issuance of short and long-term debt. Changes in working capital reflect the seasonal nature of OG&E's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt and funds received from OGE Energy (proceeds from OGE Energy's offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.  OG&E utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

At December 31, 2015 and 2014 , there were $333.6 million and $215.6 million in advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018.  At December 31, 2015, there were no intercompany borrowings under this agreement.  OG&E has a $400.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2015, there was $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2015.  At December 31, 2015, OG&E had $398.1 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. See Note 10 of Notes to Financial Statements for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreement from December 13, 2016 to December 13, 2017. In the second quarter of 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. As of December 31,

2015, the commitment of approximately $8.7 million of OG&E's credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

Critical Accounting Policies and Estimates

The Financial Statements and Notes to Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, and depreciable lives of property, plant and equipment, the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with OGE Energy's Audit Committee. OG&E discusses its significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 of Notes to Financial Statements.

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

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $5.8 million
Discount rate	+/- 0.25 percent	+/- $14.1 million
Contributions	+/- $10 million	+/- $10.0 million

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

Asset Retirement Obligations

OG&E has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from three to 74 years.  The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates. The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost.

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Operating Revenues on the Statements of Income based on estimates of usage and prices during the period. At December 31, 2015, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.3 million.  At December 31, 2015 and 2014, Accrued Unbilled Revenues were $53.5 million and $55.5 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2015, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in the Other Operation and Maintenance Expense on the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.4 million and $1.6 million at December 31, 2015 and 2014, respectively.

Accounting Pronouncements
See Note 2 of Notes to Financial Statements for discussion of current accounting pronouncements that are applicable to OG&E.
Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.  See Notes 12 and 13 of Notes to Financial Statements and Item 3 of Part I in this Form 10-K for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Historically, OG&E's total expenditures for environmental control facilities and for remediation have not been significant in relation to its financial position or results of operations.  OG&E believes, however, that it is likely that the trend in environmental legislation and regulations will continue towards more restrictive standards.  Compliance with these standards is expected to increase the cost of conducting business. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

OG&E expects that environmental expenditures necessary to comply with the environmental laws and regulations discussed below will qualify as part of a pre-approval plan to handle state and Federally mandated environmental upgrades which will be recoverable in Oklahoma from OG&E's retail customers under House Bill 1910, which was enacted into law in May 2005.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2016 will be $195.9 million, of which $178.3 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2017 will be approximately $166.7 million, of which $148.7 million is for capital expenditures. The amounts above include capital expenditures for low NOX burners and dry scrubbers.

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

On December 9, 2015, the EPA released a final rule partially disapproving the revisions to the 2010 Oklahoma SIP for Regional Haze and promulgated FIPs in their place for Oklahoma and Texas. The EPA disapproved portions of the Oklahoma SIP related to the establishment of Reasonable Progress Goals for the Class I area located within the state and promulgated revised Reasonable Progress Goals based on the FIP implementation in Texas. As a result, no further requirements are required in Oklahoma to meet the 2018 Reasonable Progress Goals for Oklahoma.

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application seeks approval of the environmental compliance plan and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan included in this application to be approximately $1.1 billion. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.

On June 8, 2015, the ALJ issued his report on OG&E's application. While the ALJ in his report agreed that the installation of dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas pursuant to OG&E’s ECP is the best approach, the ALJ's report included several recommendations. OG&E filed exceptions to the ALJ's report and on July 21, 2015, Commissioner Bob Anthony issued his deliberation statement that was consistent with many parts of the ALJ's report, including the ALJ’s support of OG&E’s ECP, the ALJ’s recommendation to pre-approve certain estimated costs of the environmental recovery plan, and the ALJ’s recommendation to defer all other cost recovery issues until the next general rate case.

On December 2, 2015, OG&E received an order from the OCC denying, by a two to one vote, its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

On December 11, 2015, OG&E filed a motion requesting modification of the OCC order for the purposes of approving only the ECP. OG&E did not seek modification to any other provisions of the OCC order, including cost recovery. OG&E also agreed that it would not implement a rider for recovery of the costs of the ECP until and unless authorized by the OCC in a subsequent proceeding. On December 23, 2015, the OCC rejected, by a two to one vote, a proposal by Commissioner Dana Murphy to grant OG&E's December 11, 2015 motion.

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the United States to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. In December 2011, the EPA published a supplemental CSAPR, which would make six additional states, including Oklahoma, subject to the CSAPR for NOX emissions during the ozone-season from May 1 through September 30. Under the rule, OG&E would have been required to reduce ozone-season NOX emissions from its electrical generating units within the state beginning in 2012. In response to legal challenges of the final rule on December 30, 2011, the U.S. Court of Appeals issued a stay of the rule, which includes the supplemental rule, pending a decision on the merits. By order dated August 21, 2012, the Court of Appeals vacated the CSAPR and ordered the EPA to promulgate a replacement rule. On April 29, 2014, the U.S. Supreme Court reversed the decision by the Court of Appeals. On October 23, 2014, the Court of Appeals for the District of Columbia Circuit granted the EPA's request that the court lift the stay of the CSAPR. The EPA subsequently clarified that compliance with the CSAPR would begin in 2015 using the amount of allowances originally scheduled to be available in 2012. As of December 31, 2015, OG&E has installed five low NOX burner systems on two Muskogee units, two Sooner units and one Seminole unit and is in compliance with the final rule. In the meantime, the petitions for review of the supplemental rule remain pending before the D.C. Circuit Court of Appeals for consideration of issues that are not addressed by the Supreme Court's decision.

On December 3, 2015, the EPA proposed an update to CSAPR finding that ozone-season NOX emissions in 23 eastern states including Oklahoma affect the ability of downwind states to attain and maintain ozone standards and proposing to issue FIPs to update the existing NOX ozone-season emission budgets for electrical generating units. The proposed rule reduces OG&E's NOX emissions requirements under the current CSAPR by 25 percent. Compliance is proposed to begin in May 2017. OG&E continues to evaluate what additional measures, if any, will be needed for compliance with the new rule.

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. The final rule uses a numerical standard to establish limits for particulate matter (as a surrogate for toxic metals), hydrogen chloride and mercury emissions from coal-fired boilers. Compliance was required within three years of the rule's effective date. Based on OG&E's request for a one-year extension, the deadline for compliance was extended to April 16, 2016. To comply with this rule, OG&E utilized activated carbon injections at each of its five coal-fired units during 2015.

The final MATS rule was appealed by several parties, but OG&E was not a party to the appeals.  After withstanding judicial scrutiny at the District of Columbia Circuit Court of Appeals, the MATS rule was challenged at the U.S. Supreme Court.  On June 29, 2015, the U.S. Supreme Court found that the EPA should have considered the compliance costs imposed on utilities at the first stage of the EPA’s regulatory analysis.  The U.S. Supreme Court did not vacate the rule, but reversed the D.C. Circuit's decision and remanded to the D.C. Circuit for further proceedings.  The MATS rule currently remains in effect and OG&E is still required to meet the April 2016 compliance deadline.

Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the U.S. Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case. On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and the Sierra Club. The Court held that it lacked subject matter jurisdiction over plaintiffs’ claims because plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution. The court also ruled in the alternative that, even if plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.” The EPA and the Sierra Club did not file an appeal of the Court's ruling.

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

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including dry scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2015, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

In August of 2013, the Sierra Club and the Natural Resources Defense Council filed a complaint under the citizen suit provision of the Clean Air Act based on the EPA's failure to promulgate and publish designations for the 2010 revised primary SO2 NAAQS. On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that set forth mandatory deadlines for the EPA to issue designations for all areas of the country that remained undesignated. On September 18, 2015 the Oklahoma Department of Environmental Quality reported to the EPA that no areas in Oklahoma should be designated as non-attainment for the 2010 SO2 standard. This non-attainment designation is subject to the EPA's approval.  In a letter dated February 11, 2016, EPA Region 6 notified Oklahoma of their intent to designate part of Muskogee County in which OG&E’s Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS. EPA is expected to finalize this designation in July, 2016 following public comment.  This could require additional controls scrubbers on the affected units. On August 21, 2015, EPA finalized a data requirements rule for implementing the 2010 SO2 standard requiring air agencies to characterize air quality around sources that emit 2,000 tons per year or more of SO2 via air quality modeling or ambient air monitoring.  In July 2016, air agencies will be required to identify either ambient monitoring or air quality modeling as a method for characterizing air quality for 2,000 tons per year or larger sources.  At this time, OG&E cannot determine with any certainty whether this determination will cause a material impact to its financial results.

On September 30, 2015 the EPA finalized a new ambient standard for ozone at 70 ppb which is more stringent than the current standard of 75 ppb, set in 2008. States must submit non-attainment designations as appropriate based on existing ambient data before October 2016 for the EPA’s approval. Compliance with the new standard begins in 2020 or later depending on the degree of the area’s non-attainment designation. All areas in Oklahoma currently meet the new standard.

OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

Clean Power Plan
On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs/MWh) and mass-based (tons/yr) goals. The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma. The Clean Power Plan requires that states submit to the EPA plans for achieving the state-specific CO2 reduction goals by September 6, 2016 or submit an extension request for up to two years. The compliance period was to begin in 2022, and emission reductions were to be phased in by 2030. The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan was not submitted to the EPA by the required deadline.

A number of states have filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. The Company is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Significant uncertainties would remain with regards to potential implementation in Oklahoma (and the federal plan that would be imposed by the EPA for states that do not submit approvable plans), including whether states would elect an emissions standards approach versus a state measures approach, whether and what type of emissions trading would be allowed, and available cost mitigation options. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere.  In December 2015, as part of the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, the United States committed to reduce economy wide emissions by 26 percent to 28 percent below 2005 emission levels. This multinational agreement will be open for signing on April 22, 2016 and will require countries to review and "represent a progression" every five years beginning in 2020. The agreement could result in future additional emissions reductions in the United States, however, it is not possible to determine what the international legal standards for greenhouse gas emissions will be in the future and the extent to which commitments under the December 2015 Paris Agreement will be implemented through the Clean Air Act, other than existing statutes and new legislation. If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases on OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E’s future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Several states have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.

If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases on OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

In 2009, the EPA adopted a comprehensive national system for reporting emissions of CO2 and other greenhouse gases produced by major sources in the United States. The reporting requirements apply to large direct emitters of greenhouse gases with emissions equal to or greater than a threshold of 25,000 metric tons per year, which includes certain OG&E facilities. OG&E also reports quarterly its CO2 emissions from generating units subject to the Federal Acid Rain Program. OG&E has submitted the reports required by the applicable reporting rules.

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in “Pending Regulatory Matters”, OG&E has filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP by converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the outdated provisions in the SIP of 36 states, including Oklahoma, regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy to assure consistency with the Clean Air Act and other recent court decisions. The Oklahoma Department of Environmental Quality is in the process of developing a SIP to comply with this rule, which is to be submitted to the EPA before November 2016. Although the extent of impact is not known, this rule will impact certain OG&E units.

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

In 2014, OG&E enrolled in the Western Association of Fish and Wildlife Agencies range-wide conservation plan which consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The range-wide conservation plan was approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. On September 1, 2015, the U.S. District Court Western District of Texas vacated federal protections for the lesser prairie chicken based on the U.S. Fish and Wildlife Service's failure to thoroughly consider the active conservation efforts in making the listing decision.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems. The dry scrubbers are part of OG&E’s ECP and scheduled to be completed by 2019. More detail regarding the ECP can be found under the “Pending Regulatory Matters” section of "Notes to Financial Statements" of Part II, Item 8 of this Form 10-K.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

On December 19, 2014, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The final rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. OG&E has evaluated the potential impacts of the final rule on our ash ponds and has set up a reserve based on a reasonable estimate.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2015, OG&E obtained refunds of $2.3 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

Water

OG&E's operations are subject to the Federal Clean Water Act, and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and Federal waters.
The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The EPA issued a final rule on May 19, 2014. OG&E submitted compliance plans to the state in April 2015. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation.

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

Year ended December 31 (Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total	12/31/15 Fair Value
Fixed-rate debt (A)
Principal amount	$110.2	$125.2	$250.1	$250.1	$0.1	$1,794.5	$2,530.2	$2,763.8
Weighted-average interest rate	5.15%	6.50%	6.35%	8.25%	4.34%	5.20%	5.68%
Variable-rate debt (B)
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—	—%	—	—	—	0.05%	0.05%

(A)
Prior to or when these debt obligations mature, OG&E may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8.  Financial Statements and Supplementary Data.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME

Year ended December 31 (In millions)	2015	2014	2013
OPERATING REVENUES	$2,196.9	$2,453.1	$2,262.2
COST OF SALES	865.0	1,106.6	965.9
OPERATING EXPENSES
Other operation and maintenance	444.5	453.2	438.8
Depreciation and amortization	299.9	270.8	248.4
Taxes other than income	87.1	84.5	83.8
Total operating expenses	831.5	808.5	771.0
OPERATING INCOME	500.4	538.0	525.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	8.3	4.2	6.6
Other income	13.3	4.8	8.1
Other expense	(1.6)	(1.9)	(4.6)
Net other income	20.0	7.1	10.1
INTEREST EXPENSE
Interest on long-term debt	146.8	139.7	130.6
Allowance for borrowed funds used during construction	(4.2)	(2.4)	(3.4)
Interest on short-term debt and other interest charges	4.1	4.2	2.1
Interest expense	146.7	141.5	129.3
INCOME BEFORE TAXES	373.7	403.6	406.1
INCOME TAX EXPENSE	104.8	111.6	113.5
NET INCOME	$268.9	$292.0	$292.6
Other comprehensive income, net of tax of $0, $0 and $0.8	—	—	1.3
COMPREHENSIVE INCOME	$268.9	$292.0	$293.9

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268.9	$292.0	$292.6
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	299.9	270.8	248.4
Deferred income taxes and investment tax credits	127.6	161.4	116.1
Allowance for equity funds used during construction	(8.3)	(4.2)	(6.6)
Stock-based compensation expense	2.6	2.9	2.3
Regulatory assets	(9.1)	4.6	26.8
Regulatory liabilities	(27.5)	(4.4)	(32.5)
Other assets	10.1	(1.2)	10.0
Other liabilities	22.2	14.0	(6.2)
Change in certain current assets and liabilities
Accounts receivable, net	15.7	(9.4)	(17.9)
Accrued unbilled revenues	2.0	3.2	(1.3)
Fuel, materials and supplies inventories	(56.2)	20.1	(2.3)
Fuel clause under recoveries	68.3	(42.1)	(26.2)
Other current assets	(16.0)	(2.6)	2.7
Accounts payable	20.4	(66.4)	49.4
Accounts payable - affiliates	1.9	(1.5)	1.1
Income taxes payable - parent	(16.7)	(50.2)	2.9
Fuel clause over recoveries	61.3	(0.4)	(108.8)
Other current liabilities	3.4	1.1	(5.4)
Net Cash Provided from Operating Activities	770.5	587.7	545.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(551.6)	(565.4)	(797.6)
Proceeds from sale of assets	2.6	0.7	0.8
Net Cash Used in Investing Activities	(549.0)	(564.7)	(796.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	489.6	247.4
Dividends paid on common stock	(120.0)	(140.0)	(120.0)
Changes in advances with parent	(101.3)	(232.4)	124.4
Payment of long-term debt	(0.2)	(140.2)	(0.1)
Net Cash (Used in) Provided from Financing Activities	(221.5)	(23.0)	251.7
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2015	2014
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.4 and $1.6, respectively	$173.1	$188.8
Accrued unbilled revenues	53.5	55.5
Advances to parent	333.6	215.6
Fuel inventories	113.8	58.5
Materials and supplies, at average cost	78.8	77.9
Deferred income taxes	—	170.8
Fuel clause under recoveries	—	68.3
Other	51.6	35.6
Total current assets	804.4	871.0
OTHER PROPERTY AND INVESTMENTS	5.6	2.9
PROPERTY, PLANT AND EQUIPMENT
In service	10,179.3	9,835.6
Construction work in progress	278.5	111.6
Total property, plant and equipment	10,457.8	9,947.2
Less accumulated depreciation	3,161.7	3,005.7
Net property, plant and equipment	7,296.1	6,941.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	402.2	410.4
Other	33.5	40.4
Total deferred charges and other assets	435.7	450.8
TOTAL ASSETS	$8,541.8	$8,266.2

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2015	2014
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$2.2	$0.3
Accounts payable - other	236.0	163.0
Customer deposits	77.0	73.7
Accrued taxes	45.7	38.8
Accrued interest	42.8	42.9
Accrued compensation	23.8	22.6
Long-term debt due within one year	110.0	—
Fuel clause over recoveries	61.3	—
Other	43.6	51.6
Total current liabilities	642.4	392.9
LONG-TERM DEBT	2,545.6	2,655.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	179.9	178.3
Deferred income taxes	1,637.8	1,686.6
Regulatory liabilities	272.6	263.0
Other	107.8	85.9
Total deferred credits and other liabilities	2,198.1	2,213.8
Total liabilities	5,386.1	5,262.0
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,021.8	1,019.2
Retained earnings	2,133.9	1,985.0
Total stockholder's equity	3,155.7	3,004.2
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,541.8	$8,266.2

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2015	2014
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		920.9	918.3
Retained earnings		2,133.9	1,985.0
Total stockholder's equity		3,155.7	3,004.2

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
5.15%	Senior Notes, Series Due January 15, 2016	110.0	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
3.70%	Tinker Debt, Due August 31, 2062	10.0	10.2

Other Bonds
0.05% - 0.13%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.06% - 0.19%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.05% - 0.14%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0

Unamortized discount		(9.8)	(10.3)
Total long-term debt		2,655.6	2,655.3
Less long-term debt due within one year		(110.0)	—
Total long-term debt (excluding debt due within one year)		2,545.6	2,655.3
Total Capitalization (including long-term debt due within one year)		$5,811.3	$5,659.5

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$100.9	$913.1	$1,690.4	$(1.3)	$2,703.1
Net income	—	—	292.6	—	292.6
Other comprehensive income, net of tax	—	—	—	1.3	1.3
Dividends declared on common stock	—	—	(170.0)	—	(170.0)
Stock-based compensation	—	2.3	—	—	2.3
Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$—	$2,829.3
Net income	—	—	292.0	—	292.0
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Stock-based compensation	—	2.9	—	—	2.9
Balance at December 31, 2014	$100.9	$918.3	$1,985.0	$—	$3,004.2
Net income	—	—	268.9	—	268.9
Dividends declared on common stock	—	—	(120.0)	—	(120.0)
Stock-based compensation	—	2.6	—	—	2.6
Balance at December 31, 2015	$100.9	$920.9	$2,133.9	$—	$3,155.7

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization
OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.

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

Certain prior year amounts have been reclassified to conform with the current year presentation.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2015	2014
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$36.6	$19.7
Fuel clause under recoveries	—	68.3
Other (A)(B)	9.9	10.2
Total Current Regulatory Assets	$46.5	$98.2
Non-Current
Benefit obligations regulatory asset	$242.2	$261.1
Income taxes recoverable from customers, net	56.7	56.1
Smart Grid	43.6	43.9
Deferred storm expenses	27.6	17.5
Unamortized loss on reacquired debt	14.8	16.1
Other (B)	17.3	15.7
Total Non-Current Regulatory Assets	$402.2	$410.4
Regulatory Liabilities
Current
Fuel clause over recoveries	$61.3	$—
Crossroads wind farm rider over recovery (C)	2.9	10.3
Smart Grid rider over recovery (C)	2.0	12.5
Other (C)	2.6	1.6
Total Current Regulatory Liabilities	$68.8	$24.4
Non-Current
Accrued removal obligations, net	$254.9	$248.1
Pension tracker	17.7	14.9
Total Non-Current Regulatory Liabilities	$272.6	$263.0

(A)	Included in Other Current Assets on the Balance Sheets.

(B)	Prior year amount of $1.1 million reclassified from Non-Current Other assets to Current Other assets

(C)	Included in Other Current Liabilities on the Balance Sheets.

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

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in December 2012, which allowed for the recovery of demand program costs, lost revenues associated with certain achieved energy, demand savings and performance based incentives and the recovery of costs associated with research and development investments through December 2015.

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

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2015	2014
Pension Plan and Restoration of Retirement Income Plan
Net loss	$214.1	$196.7
Prior service cost	—	0.6
Postretirement Benefit Plans
Net loss	34.2	83.6
Prior service cost	(6.1)	(19.8)
Total	$242.2	$261.1

The following amounts in the benefit obligations regulatory asset at December 31, 2015 are expected to be recognized as components of net periodic benefit cost in 2016:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$13.1
Prior service cost	—
Postretirement Benefit Plans
Net loss	2.0
Prior service cost	6.1
Total	$21.2

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

OG&E defers annual Oklahoma storm-related operation and maintenance expenses in excess of $2.7 million and includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

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

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports. These amounts are currently being recovered through a rider which will remain in effect until the smart grid project costs are included in base rates in OG&E's next general rate case. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters and were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the regulatory assets and liabilities table above. These costs are expected to be recovered in base rates in OG&E's next general rate case.

Net accrued removal obligations represent asset retirement costs previously recovered from ratepayers for other than legal obligations.

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

Use of Estimates
In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, and depreciable lives of property, plant and equipment, the determination of regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Financial Statements, OG&E considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable
Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Consolidated Balance Sheets and is included in the Other Operation and Maintenance Expense on the Consolidated Statements of Income. The allowance for uncollectible accounts receivable was $1.4 million and $1.6 million at December 31, 2015 and 2014, respectively.
New business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed.  New residential customers whose outside credit scores indicate an elevated risk are required to provide a security deposit that is refunded based on customer protection rules defined by the OCC and the APSC.  The payment behavior of all existing customers is continuously monitored and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $119.3 million and $66.7 million at December 31, 2015 and 2014, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 Bcf of cushion gas owned by OG&E and stored on the Enable system is being directed to OG&E's power plants over a five year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. In 2014, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Other Deferred Assets and an additional $2.7 million was reclassified to current Fuel Inventories on the Balance Sheets. As of December 31, 2015, the balance of cushion gas in Other Deferred Assets is approximately $5.4 million.

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

The table below presents OG&E's ownership interest in the jointly-owned McClain Plant and the jointly-owned Redbud Plant, and, as disclosed below, only OG&E's ownership interest is reflected in the property, plant and equipment and accumulated depreciation balances in these tables.  The owners of the remaining interests in the McClain Plant and the Redbud Plant are responsible for providing their own financing of capital expenditures.  Also, only OG&E's proportionate interests of any direct expenses of the McClain Plant and the Redbud Plant, such as fuel, maintenance expense and other operating expenses, are included in the applicable financial statement captions in the Statements of Income.

December 31, 2015 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$220.4	$62.8	$157.6
Redbud Plant (A)(B)	51%	$487.5	$101.2	$386.3

(A)	Construction work in progress was $1.6 million and $1.3 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $39.8 million.

December 31, 2014 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$207.7	$46.6	$161.1
Redbud Plant (A)(B)	51%	$484.1	$81.8	$402.3

(A)	Construction work in progress was $0.5 million and $0.4 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $34.3 million.

OG&E's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2015 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,728.8	$1,152.8	$2,576.0
Electric generation assets (A)	3,837.4	1,407.0	2,430.4
Transmission assets (B)	2,454.2	440.7	2,013.5
Intangible plant	81.0	38.0	43.0
Other property and equipment	356.4	123.2	233.2
Total property, plant and equipment	$10,457.8	$3,161.7	$7,296.1

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $39.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.5 million.

December 31, 2014 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,559.5	$1,086.7	$2,472.8
Electric generation assets (A)	3,620.1	1,345.1	2,275.0
Transmission assets (B)	2,370.0	417.8	1,952.2
Intangible plant	67.6	31.1	36.5
Other property and equipment	330.0	125.0	205.0
Total property, plant and equipment	$9,947.2	$3,005.7	$6,941.5

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $34.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.4 million.

OG&E's unamortized computer software costs were $34.3 million and $33.6 million at December 31, 2015 and 2014, respectively. In 2015, 2014 and 2013, amortization expense for computer software costs was $6.9 million, $5.2 million and $4.0 million, respectively.

Depreciation and Amortization

The provision for depreciation, which was 2.9 percent and 2.8 percent of the average depreciable utility plant for 2015 and 2014, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. In 2016, the provision for depreciation is projected to be 2.9 percent of the average depreciable utility plant. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2015, 96.4 percent will be amortized over nine years with the remaining 3.6 percent being amortized over 26 years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which is being amortized over a 27 year life and $3.3 million for certain transmission substation facilities in OG&E's service territory, which are being amortized over a 37 to 59 year period.

Asset Retirement Obligations
OG&E has previously recorded asset retirement obligations that are being amortized over their respective lives ranging from three to 74 years.

The following table summarizes changes to OG&E's asset retirement obligations during the years ended December 31, 2015 and 2014.

(In millions)	2015	2014
Balance at January 1	$58.6	$55.2
Accretion expense	2.6	2.5
Revisions in estimated cash flows (A)	1.6	1.7
Additions (B)	0.9	—
Liabilities settled (C)	(0.4)	(0.8)
Balance at December 31	$63.3	$58.6

(A)	Assumptions changed related to the estimated cost of removal for one of OG&E's generating facilities.

(B)	OG&E recorded an asset retirement obligation for $0.9 million for the ash pond located at the Muskogee generating facility.

(C)	In 2015, asset retirement obligations were settled for the asbestos abatement at one of OG&E's generating facilities.

Allowance for Funds Used During Construction

Allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net Other Income and a reduction to Interest Expense in the Statements of Income and as an increase to Construction Work in Progress in the Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 8.1 percent, 6.9 percent and 8.3 percent for the years ended December 31, 2015, 2014 and 2013, respectively.  The increase in the allowance for funds used during construction rates in 2015 was primarily due to short-term debt not being used to finance construction projects, which caused the equity portion of allowance for funds used during construction to increase.

Collection of Sales Tax

In the normal course of its operations, OG&E collects sales tax from its customers.  OG&E records a current liability for sales taxes when it bills its customers and eliminates this liability when the taxes are remitted to the appropriate governmental authorities. OG&E excludes the sales tax collected from its operating revenues.

Revenue Recognition

General

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Operating Revenues on the Statements of Income based on estimates of usage and prices during the period.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. On March 1, 2014, the SPP implemented FERC-approved regional day ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Operating Revenues or Cost of Goods Sold in its Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E uses the asset and liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry forwards and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. OG&E recognizes interest related to unrecognized tax benefits in Interest Expense and recognizes penalties in Other Expense in the Consolidated Statements of Income.

Accrued Vacation

OG&E accrues vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned, but not taken.

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  OG&E had $10.0 million and $7.5 million in accrued environmental liabilities at December 31, 2015 and 2014, respectively, which are included in the asset retirement obligations table.

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. OG&E has yet to select a transition method or determine the impact on its consolidated financial statements, however, the impact is not expected to be material.
Consolidation. In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)". The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The new standard modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities along with eliminating the presumption that a general partner should consolidate a limited partnership. The new standard is effective for fiscal years beginning after December 15, 2015. OG&E does not believe the new standard will result in the consolidation of any non-consolidated entities.
Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. OG&E will reflect the impact of this ASU in the first quarter of 2016. OG&E does not believe the new standard will have a material effect on its financial statements.
Intangibles-Goodwill and Other-Internal Use Software. In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40)". The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. The absence of a software license requires accounting for the arrangement as a service contract. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. OG&E will reflect the impact of this ASU in the first quarter of 2016 and does not believe the new standard will have a material effect on its financial statements.
Fair Value Measurement. In May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2015-07).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also eliminates certain disclosures for investments measured at fair value using the net asset value per share practical expedient.  The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and requires retrospective presentation. Adoption of this new standard is applicable to OGE Energy's benefit plans and will not impact OGE Energy's Pension Plan's Statement of Net Assets Available for Benefits or Statement of Changes in Net Assets Available for Benefits.
Income Taxes. In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740)”. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in the statements of financial position. The classification change for all deferred taxes as non-current simplifies entities' processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability. For public business entities, the amendments in this

ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Because ASU 2015-17 simplifies balance sheet presentation, OGE Energy has elected to prospectively adopt the accounting standard for 2015.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $123.0 million, $120.3 million and $120.1 million in 2015, 2014 and 2013, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

OG&E entered into a new contract with Enable to provide transportation services effective May 1, 2014 which eliminated the natural gas storage services. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the years ended December 31, 2015, 2014 and 2013.

Year Ended December 31, (In millions)	2015	2014	2013
Operating Revenues:
Electricity to power electric compression assets	$13.8	$13.3	$10.2
Cost of Sales:
Natural gas transportation services	$35.0	$34.9	$34.8
Natural gas storage services	—	4.4	12.9
Natural gas purchases/(sales)	7.6	8.7	22.4

In 2015, 2014 and 2013, OG&E declared dividends to OGE Energy of $120.0 million, $120.0 million and $170.0 million, respectively.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at December 31, 2015 and 2014.

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt which fair value was based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy. OG&E's long-term debt is recorded at the carrying amount. The following table summarizes the fair value and carrying amount of OG&E's long-term debt at December 31, 2015 and December 31, 2014.

Year Ended December 31 (In millions)	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$2,510.2	$2,754.6	$2,509.7	$2,957.7
Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	10.0	9.2	10.2	10.3

5.	Stock-Based Compensation

In 2013, OGE Energy adopted, and its shareholders approved, the Stock Incentive Plan. The Stock Incentive Plan replaced the 2008 Plan and no further awards will be granted under the 2008 Plan.  Under the Stock Incentive Plan, restricted stock, restricted stock units, stock options, stock appreciation rights and performance units may be granted to officers, directors and other key employees of OGE Energy and its subsidiaries. OGE Energy has authorized the issuance of up to 7,400,000 shares under the Stock Incentive Plan.

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2015, 2014 and 2013 related to performance units and restricted stock for OG&E employees.

Year ended December 31 (In millions)	2015	2014	2013
Performance units
Total shareholder return	$2.4	$2.0	$1.7
Earnings per share	0.4	0.8	0.5
Total performance units	2.8	2.8	2.2
Restricted stock	0.1	0.1	0.1
Net compensation expense	$2.9	$2.9	$2.3
Income tax benefit	$1.1	$1.1	$0.9

OGE Energy has issued new shares to satisfy stock option exercises, restricted stock grants and payouts of earned performance units.  In 2015, 2014 and 2013, there were 18,820 shares, 100,640 shares and 139,706 shares, respectively, of new common stock issued to OG&E's employees pursuant to OGE Energy's Stock Incentive Plan related to exercised stock options, restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2015, there were 802 shares of restricted stock returned to OGE Energy to satisfy tax liabilities.

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

	2015	2014	2013
Number of units granted to OG&E employees	90,098	67,773	71,850
Fair value of units granted	$31.02	$34.73	$25.89
Expected dividend yield	2.6%	2.5%	2.8%
Expected price volatility	16.9%	20.0%	20.0%
Risk-free interest rate	0.91%	0.67%	0.37%
Expected life of units (in years)	2.85	2.88	2.84

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

	2015	2014	2013
Number of units granted to OG&E employees	30,034	22,592	23,952
Fair value of units granted	$33.99	$34.74	$26.73

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

The fair value of the restricted stock was based on the closing market price of OGE Energy's common stock on the grant date. Compensation expense for the restricted stock is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a three-year vesting period. Also, OG&E treats its restricted stock as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period. Dividends are accrued and paid during the vesting period on all restricted stock awards prior to July 2014, and therefore included in the fair value calculation. For all awards after July 2014, dividends will only be paid on any restricted stock awards that vest, accordingly dividends are no longer included in the fair value calculations. The expected life of the restricted stock is based on the non-vested period since inception of the three-year award cycle.  There are no post-vesting restrictions related to OGE Energy's restricted stock.  The number of shares of restricted stock granted related to OG&E employees and the grant date fair value are shown in the following table. There were no restricted stock grants during 2015.

	2015	2014	2013
Shares of restricted stock granted to OG&E employees	—	6,204	3,824
Fair value of restricted stock granted	$—	$35.66	$29.71

A summary of the activity for OGE Energy's performance units and restricted stock applicable to OG&E's employees at December 31, 2015 and changes in 2015 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/14	212,280			70,763			9,198
Granted	90,098	(A)		30,034	(A)		—
Converted	(80,268)	(B)	$—	(26,755)	(B)	$1.1	N/A
Vested	N/A			N/A			(3,483)	$0.1
Forfeited	(11,107)			(3,704)			—
Employee migration	3,649	(C)		1,217	(C)		—
Units/Shares Outstanding at 12/31/15	214,652		$—	71,555		$1.1	5,715	$0.1
Units/Shares Fully Vested at 12/31/15	80,581		$—	26,862		$—

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2014 which were settled in February 2015.

(C)	Due to certain employees transferring between OG&E and its affiliates.

A summary of the activity for OGE Energy's non-vested performance units and restricted stock applicable to OG&E's employees at December 31, 2015 and changes in 2015 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/14	139,260		$30.24	46,424		$30.67	9,198	$33.57
Granted	90,098	(A)	$31.02	30,034	(A)	$33.99	—	$—
Converted	(7,248)	(B)	$28.95	(2,416)	(B)	$28.95	N/A	N/A
Vested	(80,581)		$25.89	(26,862)		$26.73	(3,483)	$29.47
Forfeited	(11,107)		$31.95	(3,704)		$33.26	—	$—
Employee migration	3,649	(C)	$10.79	1,217	(C)	$9.33	—	$—
Units/Shares Non-Vested at 12/31/15	134,071		$32.62	44,693		$34.22	5,715	$34.04
Units/Shares Expected to Vest	127,882	(D)		42,631	(D)		5,715

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(B)	Units paid out under terms of plan to member on long-term disability.

(C)	Due to certain employees transferring between OG&E and its affiliates.

(D)	There is no intrinsic value of the performance units based on total shareholder return and earnings per share.

Fair Value of Vested Performance Units and Restricted Stock

A summary of OG&E's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2015	2014	2013
Performance units
Total shareholder return	$2.1	$1.9	$1.6
Earnings per share	—	0.7	1.0
Restricted stock	0.1	0.1	0.1

Unrecognized Compensation Cost

A summary of OG&E's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2015	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$2.1	1.72
Earnings per share	0.7	1.74
Total performance units	2.8
Restricted stock	0.1	1.65
Total	$2.9

Stock Options

OGE Energy last issued stock options in 2004 and as of December 31, 2006, all stock options were fully vested and expensed. All stock options had a contractual life of 10 years and none are outstanding.

A summary of the activity for OG&E's exercised stock options in 2013 is shown in the following table.

Year ended December 31 (In millions)	2013
Intrinsic value (A)	$0.2

(A)	The difference between the market value on the date of exercise and the option exercise price.

	EPS	TSR
Intrinsic Value	—	—

6.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but which did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2015	2014	2013
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$2.3	$—	$9.7
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest (net of interest capitalized) (A)	$143.6	$143.6	$127.5
Income taxes (net of income tax refunds)	(6.2)	0.2	(5.5)

(A)	Net of interest capitalized of $4.2 million, $2.4 million and $3.4 million in 2015, 2014 and 2013, respectively.

7.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2015	2014	2013
Provision (Benefit) for Current Income Taxes
Federal	$(17.5)	$(43.4)	$(3.2)
State	(5.3)	(6.3)	0.6
Total Provision (Benefit) for Current Income Taxes	(22.8)	(49.7)	(2.6)
Provision for Deferred Income Taxes, net
Federal	117.0	146.8	106.4
State	11.3	15.4	11.7
Total Provision for Deferred Income Taxes, net	128.3	162.2	118.1
Deferred Federal Investment Tax Credits, net	(0.7)	(0.9)	(2.0)
Total Income Tax Expense	$104.8	$111.6	$113.5

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

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year ended December 31	2015	2014	2013
Statutory Federal tax rate	35.0%	35.0%	35.0%
Amortization of net unfunded deferred taxes	0.9	0.8	0.8
Federal investment tax credits, net	(0.2)	(0.2)	(0.5)
State income taxes, net of Federal income tax benefit	0.5	0.8	—
Federal renewable energy credit (A)	(8.8)	(9.4)	(9.2)
Uncertain tax positions	0.7	0.7	2.0
Other	(0.1)	—	(0.2)
Effective income tax rate	28.0%	27.7%	27.9%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. As discussed in Note 2, OG&E early adopted for the year ended December 31, 2015, ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax liabilities and assets, and any related valuation allowance, to be classified as non-current on the balance sheet. OG&E's adoption was applied prospectively, and as such, the 2014 presentation of deferred taxes were not retroactively adjusted. The components of Deferred Income Taxes at December 31, 2015 and 2014, respectively, were as follows:

December 31 (In millions)		2014
Current Deferred Income Tax Assets
Net operating losses		$153.2
Accrued liabilities		6.0
Federal tax credits		8.3
Accrued vacation		2.7
Uncollectible accounts		0.6
Total Current Deferred Income Tax Assets		$170.8

December 31 (In millions)	2015	2014
Non-Current Deferred Income Tax Liabilities, net
Accelerated depreciation and other property related differences	$2,012.1	$1,931.4
OG&E pension plan	55.1	77.2
Regulatory asset	32.7	24.7
Income taxes refundable to customers, net	22.0	21.7
Bond redemption-unamortized costs	4.8	5.3
Federal tax credits	(174.0)	(137.4)
State tax credits	(98.6)	(91.6)
Net operating losses	(89.7)	(19.7)
Regulatory liabilities	(46.3)	(58.0)
Postretirement medical and life insurance benefits	(40.8)	(40.6)
Asset retirement obligations	(22.5)	(21.4)
Other	(7.1)	(4.6)
Accrued liabilities	(5.9)	—
Accrued vacation	(2.6)	—
Deferred Federal investment tax credits	(0.9)	(0.4)
Uncollectible accounts	(0.5)	—
Non-Current Deferred Income Tax Liabilities, net	$1,637.8	$1,686.6
As of December 31, 2015, OG&E has classified $13.2 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of the OG&E’s total gross unrecognized tax benefits as of the years ended December 31, 2015, 2014, and 2013.

(In millions)	2015	2014	2013
Balance at January 1	$10.5	$7.8	$—
Tax positions related to current year:
Additions	2.7	2.7	2.7
Tax positions related to prior years:
Additions	—	—	5.1
Balance at December 31	$13.2	$10.5	$7.8

Where applicable, OG&E classifies income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2015, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $13.2 million as of December 31, 2015.
In January 2013, OG&E determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2015, OG&E recorded an additional reserve for this item of $4.2 million ($2.7 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

Other

OG&E sustained Federal and state tax operating losses through 2013 caused primarily by bonus depreciation and other book verses tax temporary differences. As a result, OG&E had accrued Federal and state income tax benefits carrying into 2015. As OG&E can no longer carry these losses back to prior periods, these losses are being carried forward for utilization in future years. In addition to the operating losses, OG&E was unable to utilize the various tax credits that were generated during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, OG&E anticipates future taxable income will be sufficient to utilize all of the losses and credits before they begin to expire, accordingly no valuation allowance is considered necessary. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$562.6	$20.7	2030
Federal operating loss	197.3	69.0	2030
Federal tax credits	174.0	174.0	2029
State tax credits
Oklahoma investment tax credits	115.6	75.1	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	24.1	16.2	2020

OG&E has a Federal tax operating loss primarily caused by numerous extensions of accelerated tax bonus depreciation provision which allowed OG&E to record current income tax deductions for the cost of certain property placed into service. During 2013, OG&E began to utilize these net operating losses.

On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law. Among other things, the law included an extension of bonus depreciation for 2015, 2016 and 2017 at a rate of 50 percent. The law reduces the bonus depreciation to 40 percent and 30 percent in 2018 and 2019, respectively. The impact of the new law was reflected in OG&E's 2015 Financial Statements as an increase in Deferred Tax Liabilities with a corresponding increase in Deferred Tax Assets related to the net operating loss. With this extension of bonus depreciation, OG&E's utilization of net operating losses will continue into 2016.

8.	Common Stock and Cumulative Preferred Stock

There were no new shares of common stock issued in 2015, 2014 or 2013.

9.	Long-Term Debt

A summary of OG&E's long-term debt is included in the Statements of Capitalization. At December 31, 2015, OG&E was in compliance with all of its debt agreements.

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

Long-Term Debt Maturities

Maturities of OG&E's long-term debt during the next five years consist of $110.2 million, $125.2 million, $250.1 million, $250.1 million and $0.1 million in years 2016, 2017, 2018, 2019 and 2020, respectively.

OG&E has previously incurred costs related to debt refinancing.  Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset, unamortized debt expense is classified as Deferred Charges and Other Assets and the unamortized premium and discount on long-term debt is classified as Long-Term Debt, in the Balance Sheets and are being amortized over the life of the respective debt.

10.	Short-Term Debt and Credit Facility

At December 31, 2015 and 2014, there were $333.6 million and $215.6 million in advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.  At December 31, 2015, there were no intercompany borrowings under this agreement.  OG&E has a $400.0 million unsecured five-year revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2015, there was $1.9 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2015.

In December 2011, OG&E entered into an unsecured five-year revolving credit agreement for $400.0 million. This credit facility contained an option, which could be exercised up to two times, to extend the term for an additional year. In the third quarter of 2013, OG&E utilized one of these one-year extensions, and received consent from all of the lenders, to extend the maturity of its credit agreement from December 13, 2016 to December 13, 2017. In the second quarter of 2014, OG&E utilized its second extension to extend the maturity of its credit facility from December 13, 2017 to December 13, 2018. As of December 31, 2015, the commitment of approximately $8.7 million of OG&E's credit facility, however, was not extended and, unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016.

11.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

It is OGE Energy's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy's actuarial consultants.  Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2015 and 2014, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2016.  Any contribution to the Pension Plan during 2016 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2015, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments to be paid to such employees upon retirement. As a result, OG&E recorded pension settlement charges of $10.0 million in the third quarter and $4.2 million in the fourth quarter of 2015, of which $14.0 million related to OG&E’s Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

Obligations and Funded Status

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2015 and 2014. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheet as discussed in Note 1.  The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods. OG&E's portion of the benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OG&E's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2015 was $470.6 million and $2.2 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2014 was $522.1 million and $2.6 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2015	2014	2015	2014	2015	2014
Change in Benefit Obligation
Beginning obligations	$543.5	$503.6	$2.8	$2.1	$217.6	$202.4
Service cost	10.3	9.1	0.1	—	1.0	2.0
Interest cost	19.8	21.4	0.1	0.1	7.9	8.8
Plan settlements	(36.5)	—	—	—	—	—
Participants' contributions	—	—	—	—	2.6	2.7
Actuarial (gains) losses	(8.6)	56.3	(0.1)	0.6	(40.0)	14.0
Benefits paid	(14.1)	(46.9)	(0.2)	—	(13.0)	(12.3)
Ending obligations	$514.4	$543.5	$2.7	$2.8	$176.1	$217.6

Change in Plans' Assets
Beginning fair value	$532.5	$516.5	$—	$—	$54.2	$56.7
Actual return on plans' assets	(17.7)	62.9	—	—	(0.5)	1.7
Employer contributions	—	—	0.2	—	6.7	5.4
Plan settlements	(36.5)	—	—	—	—	—
Participants' contributions	—	—	—	—	2.6	2.7
Benefits paid	(14.1)	(46.9)	(0.2)	—	(13.0)	(12.3)
Ending fair value	$464.2	$532.5	$—	$—	$50.0	$54.2
Funded status at end of year	$(50.2)	$(11.0)	$(2.7)	$(2.8)	$(126.1)	$(163.4)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$10.3	$9.1	$11.6	$0.1	$—	$0.1	$1.0	$2.0	$2.9
Interest cost	19.8	21.4	20.4	0.1	0.1	0.1	7.9	8.8	8.1
Expected return on plan assets	(36.5)	(35.8)	(38.9)	—	—	—	(2.2)	(2.2)	(2.4)
Amortization of net loss	13.8	11.4	20.7	0.1	0.1	—	11.9	11.0	18.2
Amortization of unrecognized prior service cost (A)	0.5	1.9	1.9	—	0.1	0.1	(13.6)	(13.7)	(13.7)
Settlement	14.2	—	17.6	—	—	—	—	—	—
Net periodic benefit cost (B)	$22.1	$8.0	$33.3	$0.3	$0.3	$0.3	$5.0	$5.9	$13.1

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $27.4 million, $14.2 million and $46.7 million of net periodic benefit cost recognized in 2015, 2014 and 2013, respectively, OG&E recognized the following:

•
an increase in pension expense in 2015, 2014 and 2013 of $12.8 million, $11.2 million and $5.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2015, 2014 and 2013 of $5.8 million, $5.2 million and $0.6 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
a deferral of pension expense in 2015 and 2013 of $14.0 million and $17.0 million, respectively, which includes a portion of OGE Energy's pension settlement charge, related to pension settlement charges of $14.2 million and $17.6 million, respectively, in accordance with the Oklahoma pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense in 2015 of $1.9 million related to the Arkansas jurisdictional portion of the pension settlement charge of $14.2 million.

(In millions)	2015	2014	2013
Capitalized portion of net periodic pension benefit cost	$2.6	$2.6	$5.0
Capitalized portion of net periodic postretirement benefit cost	1.6	1.8	4.0

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	3.80%	4.60%	4.25%	3.80%	4.60%
Rate of return on plans' assets	7.50%	7.50%	8.00%	4.00%	4.00%	4.00%
Compensation increases	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	6.10%	7.85%	8.35%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.48%	4.48%
Ultimate trend year	N/A	N/A	N/A	2026	2028	2028
N/A - not applicable

The overall expected rate of return on plan assets assumption was 7.5 percent in both 2015 and 2014, which was used in determining net periodic benefit cost due to recent returns on OGE Energy's long-term investment portfolio.  The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 6.1 percent in 2016 with the rates trending downward to 4.5 percent by 2026.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2015	2014	2013
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.1	0.1	0.1

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2015	2014	2013
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.5	0.5	0.4

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

Asset Class	Comparative Benchmark(s)
Core Fixed Income	Duration blended Barclays Aggregate & Long Government/Credit
Interest Rate Sensitive Fixed Income	Duration blended Barclays Aggregate & Long Government/Credit
Long Duration Fixed Income	Barclays Long Government/Credit
Equity Index	Standard & Poor's 500 Index
All-Cap Equity	Russell 3000 Index
Russell 3000 Value Index
Mid-Cap Equity	Russell Midcap Index
Russell Midcap Value Index
Small-Cap Equity	Russell 2000 Index
Russell 2000 Value Index
International Equity	Morgan Stanley Capital Investment ACWI ex-US

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

The domestic value equity managers focus on stocks that the manager believes are undervalued in price and earn an average or less than average return on assets, and often pays out higher than average dividend payments. The domestic growth equity manager will invest primarily in growth companies which consistently experience above average growth in earnings and sales, earn a high return on assets, and reinvest cash flow into existing business.  The domestic mid-cap equity portfolio manager focuses on companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell Midcap Index, small dividend yield, return on equity at or near the Russell Midcap Index and an earnings per share growth rate at or near the Russell Midcap Index.  The domestic small-cap equity manager will purchase shares of companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell 2000, small dividend yield, return on equity at or near the Russell 2000 and an earnings per share growth rate at or near the Russell 2000.  The international global equity manager invests primarily in non-dollar denominated equity securities. Investing internationally diversifies the overall trust across the global equity markets.  The manager is required to operate under certain restrictions including: regional constraints, diversification requirements and percentage of U.S. securities. The Morgan Stanley Capital International All Country World ex-US Index is the benchmark for comparative performance purposes. The Morgan Stanley Capital International All Country World ex-US Index is a market value weighted index designed to measure the combined equity market performance of developed and emerging markets countries, excluding the United States. All of the equities which are purchased for the international portfolio are thoroughly researched.  Only companies with a market capitalization in excess of $100.0 million are allowable.  No more than five percent of the portfolio can be invested in any one stock at the time of purchase. All securities are freely traded on a recognized stock exchange and there are no over-the-counter derivatives.  The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

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

Plan Investments

The following tables summarize OG&E's portion of OGE Energy's Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2015 and 2014.  There were no Level 3 investments held by the Pension Plan at December 31, 2015 and 2014.

(In millions)	December 31, 2015	Level 1	Level 2
Common stocks
U.S. common stocks	$189.0	$189.0	$—
Foreign common stocks	19.1	19.1	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	158.9	158.9	—
Mortgage-backed securities	2.2	—	2.2
Bonds, debentures and notes (B)
Corporate fixed income and other securities	140.2	—	140.2
Mortgage-backed securities	12.3	—	12.3
Commingled fund (C)	24.4	—	24.4
Other	6.9	—	6.9
Foreign government bonds	5.6	—	5.6
U.S. municipal bonds	4.9	—	4.9
Interest-bearing cash	11.5	11.5	—
Money market fund	11.7	—	11.7
Preferred stocks (foreign)	0.3	0.3	—
Forward contracts
Receivable (foreign currency)	0.1	—	0.1
Payable (foreign currency)	(0.1)	—	(0.1)
Total Plan investments	$587.0	$378.8	$208.2
Receivable from broker for securities sold	—
Interest and dividends receivable	3.5
Payable to broker for securities purchased	(8.8)
Plan investments attributable to affiliates	(117.5)
Total Plan assets	$464.2

(In millions)	December 31, 2014	Level 1	Level 2
Common stocks
U.S. common stocks	$201.4	$201.4	$—
Foreign common stocks	31.3	31.3	—
U.S. Government obligations
U.S. treasury notes and bonds (A)	203.2	203.2	—
Mortgage-backed securities	20.6	—	20.6
Bonds, debentures and notes (B)
Corporate fixed income and other securities	167.1	—	167.1
Mortgage-backed securities	19.3	—	19.3
Commingled fund (C)	25.1	—	25.1
Common/collective trust (D)	29.9	—	29.9
Foreign government bonds	7.2	—	7.2
U.S. municipal bonds	3.5	—	3.5
Interest-bearing cash	0.2	0.2	—
Preferred stocks (foreign)	1.2	1.2	—
Forward contracts
Receivable (foreign currency)	11.3	—	11.3
Payable (foreign currency)	(15.6)	—	(15.6)
Total Plan investments	$705.7	$437.3	$268.4
Receivable from broker for securities sold	3.2
Interest and dividends receivable	3.9
Payable to broker for securities purchased	(33.0)
Plan investments attributable to affiliates	(147.3)
Total Plan assets	$532.5

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category primarily represents U.S. corporate bonds with an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

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

Postretirement Benefit Plans

In addition to providing pension benefits, OGE Energy provides certain medical and life insurance benefits for eligible retired members.  Regular, full-time, active employees hired prior to February 1, 2000 whose age and years of credited service total or exceed 80 or have attained at least age 55 with 10 or more years of service at the time of retirement are entitled to postretirement medical benefits while employees hired on or after February 1, 2000 are not entitled to postretirement medical benefits. Eligible retirees must contribute such amount as OGE Energy specifies from time to time toward the cost of coverage for postretirement benefits.  The benefits are subject to deductibles, co-payment provisions and other limitations.  OG&E charges postretirement benefit costs to expense and includes an annual amount as a component of the cost-of-service in future ratemaking proceedings.

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

Plan Investments

The following tables summarize OG&E's portion of OGE Energy's postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2015 and 2014.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2015 and 2014.

(In millions)	December 31, 2015	Level 1	Level 3
Group retiree medical insurance contract (A)	$46.8	$—	$46.8
Mutual funds investment
U.S. equity investments	7.8	7.8	—
Money market funds investment	0.7	0.7	—
Total Plan investments	$55.3	$8.5	$46.8
Plan investments attributable to affiliates	(5.3)
Total Plan assets	$50.0

(In millions)	December 31, 2014	Level 1	Level 3
Group retiree medical insurance contract (A)	$51.0	$—	$51.0
Mutual funds investment
U.S. equity investments	8.5	8.5	—
Money market funds investment	0.1	0.1	—
Total Plan investments	$59.6	$8.6	$51.0
Plan investments attributable to affiliates	(5.4)
Total Plan assets	$54.2

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

Year ended December 31 (In millions)	2015
Group retiree medical insurance contract
Beginning balance	$51.0
Interest income	0.9
Dividend income	0.6
Realized losses	—
Administrative expenses and charges	(0.1)
Net unrealized losses related to instruments held at the reporting date	(1.1)
Claims paid	(4.5)
Ending balance	$46.8

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments OG&E expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2016	$12.2
2017	12.1
2018	12.1
2019	12.0
2020	12.0
After 2020	57.4

The following table summarizes the benefit payments OG&E expects to pay related to OGE Energy's Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure OGE Energy's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2016	$36.9
2017	40.7
2018	41.8
2019	44.0
2020	47.4
After 2020	221.6

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
The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from

OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  OG&E's post-employment benefit obligation was $1.1 million and $1.1 million at December 31, 2015 and 2014, respectively.

401(k) Plan

OGE Energy provides a 401(k) Plan.  Each regular full-time employee of OGE Energy or a participating affiliate is eligible to participate in the 401(k) Plan immediately.  All other employees of OGE Energy or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period.  Participants who have attained age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof; (ii) a contribution made on a non Roth after-tax basis; or (iii) a Roth contribution. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have his or her future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, OGE Energy contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan.  OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates.  OG&E contributed $8.2 million, $8.2 million and $7.8 million in 2015, 2014 and 2013, respectively, to the 401(k) Plan.

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
Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2015, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock.

Supplemental Executive Retirement Plan
OGE Energy provides a supplemental executive retirement plan in order to attract and retain executives designated by the Compensation Committee of OGE Energy's Board of Directors who may not otherwise qualify for a sufficient level of benefits under OGE Energy's Pension Plan and Restoration of Retirement Income Plan. The supplemental executive retirement plan is intended to be an unfunded plan and not subject to the benefit limitations of the Code. As of December 31, 2015, there are no employees participating in the supplemental executive retirement plan.

12.	Commitments and Contingencies

Operating Lease Obligations

OG&E has operating lease obligations expiring at various dates, primarily for railcar leases and wind farm land leases. Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2016	2017	2018	2019	2020	After 2020	Total
Operating lease obligations
Railcars	$4.2	$3.5	$2.4	$23.0	$—	$—	$33.1
Wind farm land leases	2.4	2.5	2.5	2.5	2.9	46.3	59.1
Total operating lease obligations	$6.6	$6.0	$4.9	$25.5	$2.9	$46.3	$92.2
Payments for operating lease obligations were $6.9 million, $5.9 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Railcar Lease Agreement

OG&E has several noncancellable operating leases with purchase options, covering approximately 1,400 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed.

On October 14, 2014, OG&E signed a separate three-year lease effective December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $20.1 million. OG&E is also required to maintain all of the railcars it has under the operating lease and has entered into an agreement with a non-affiliated company to furnish this maintenance.

Wind Farm Land Lease Agreements

OG&E has operating leases related to land for its Centennial, OU Spirit and Crossroads wind farms expiring at various dates. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. The OU Spirit and Crossroads leases have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their economic life.

Other Purchase Obligations and Commitments

OG&E's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2016	2017	2018	2019	2020	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	$79.8	$77.0	$74.0	$66.6	$54.7	$352.1
Expected cogeneration energy payments	58.3	42.7	55.2	57.6	55.1	268.9
Minimum fuel purchase commitments	299.6	127.5	40.7	11.7	—	479.5
Expected wind purchase commitments	58.6	58.8	57.0	55.8	56.6	286.8
Long-term service agreement commitments	2.5	2.6	43.2	2.8	2.9	54.0
Mustang Modernization expenditures	103.4	12.9	17.7	—	—	134.0
Environmental compliance plan expenditures	150.5	119.9	50.8	4.1	—	325.3
Total other purchase obligations and commitments	$752.7	$441.4	$338.6	$198.6	$169.3	$1,900.6

Public Utility Regulatory Policy Act of 1978

At December 31, 2015, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019 and a QF contract with AES-Shady Point, Inc. which expires on January 15, 2023.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MWs AES-Shady Point, Inc. QF contract and the 120 MWs Oklahoma Cogeneration LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2015, 2014 and 2013, OG&E made total payments to cogenerators of $124.0 million, $129.4 million and $134.8 million, respectively, of which $69.5 million, $72.3 million and $74.4 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Statements of Income as Cost of Sales.

Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases through December 2017. As a participant in the SPP Integrated Marketplace, OG&E now purchases a relatively small percentage of its natural gas supply through long-term agreements. Alternatively, OG&E relies on a combination of call natural gas agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

Wind Purchase Commitments

OG&E's current wind power portfolio includes the following, in addition to the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms owned by OG&E: (i) access to up to 50 MWs of electricity generated at a wind farm near Woodward, Oklahoma from a 15-year contract OG&E entered into with FPL Energy that expires in 2018, (ii) access to up to 152 MWs of electricity generated at a wind farm in Woodward County, Oklahoma from a 20-year contract OG&E entered into with CPV Keenan that expires in 2031, (iii) access to up to 130 MWs of electricity generated at a wind farm in Dewey County, Oklahoma from a 20-year contract OG&E entered into with Edison Mission Energy that expires in 2031 and (iv) access to up to 60 MWs of electricity generated at a wind farm near Blackwell, Oklahoma from a 20-year contract OG&E entered into with NextEra Energy that expires in 2032.

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2015, 2014 and 2013.

Year ended December 31 (In millions)	2015	2014	2013
CPV Keenan	$26.7	$28.1	$30.9
Edison Mission Energy	19.7	21.3	20.6
FPL Energy	3.2	3.6	3.3
NextEra Energy	7.0	7.8	7.2
Total wind power purchased	$56.6	$60.8	$62.0

Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant. In May 2013, a new contract was signed that is expected to run for the earlier of 128,000 factored-fired hours or 4,800 factored-fired starts. On December 30, 2015, the McClain LTSA was amended to define the terms and conditions for the exchange of spare rotors between OG&E and General Electric International, Inc. Based on historical usage and current expectations for future usage, this contract is expected to run until 2030. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

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

Enable Gas Transportation Agreement

OG&E contracts with Enable for gas transportation services. On March 17, 2014, OG&E entered into a new five year firm no-notice load following gas transportation contract with Enable effective May 1, 2014.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards.

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Historically, OG&E's total expenditures for environmental control facilities and for remediation have not been significant in relation to its financial position or results of operations.  OG&E believes, however, that it is likely that the trend in environmental legislation and regulations will continue towards more restrictive standards.  Compliance with these standards is expected to increase the cost of conducting business. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

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
On July 8, 2013, the U.S. Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint seeks to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case. On January 15, 2015, U.S. District Judge Timothy DeGuisti dismissed the complaints filed by the EPA and the Sierra Club. The Court held that it lacked subject matter jurisdiction over plaintiffs’ claims because plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution. The court also ruled in the alternative that, even if plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.” The EPA and the Sierra Club did not file an appeal of the Court's ruling.

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

At this time, OG&E continues to believe that it has acted in compliance with the Federal Clean Air Act, and OG&E expects to vigorously defend against the claims that have been asserted. If OG&E does not prevail in the remainder of the proceedings, the EPA and the Sierra Club could seek to require OG&E to install additional pollution control equipment, including dry scrubbers, baghouses and selective catalytic reduction systems with capital costs in excess of $1.1 billion and pay fines and significant penalties as a result of the allegations in the notice of violation. Section 113 of the Federal Clean Air Act (along with the Federal Civil Penalties Inflation Adjustment Act of 1996) provides for civil penalties as much as $37,500 per day for each violation. Due to the uncertain and preliminary nature of this litigation, OG&E cannot provide a range of reasonably possible loss in this case.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems. The dry scrubbers are part of OG&E’s ECP and scheduled to be completed by 2019. More detail regarding the ECP can be found under the “Pending Regulatory Matters” in Note 13.

Clean Power Plan

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs/MWh) and mass-based (tons/yr) goals. The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma. The Clean Power Plan requires that states submit to the EPA plans for achieving the state-specific CO2 reduction goals by September 6, 2016 or submit an extension request for up to two years. The compliance period was to begin in 2022, and emission reductions were to be phased in by 2030. The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan was not submitted to the EPA by the required deadline.

A number of states have filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. OG&E is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Significant uncertainties would remain with regards to potential implementation in Oklahoma (and the federal plan that would be imposed by the EPA for states that do not submit approvable plans), including whether states would elect an emissions standards approach versus a state measures approach, whether and what type of emissions trading would be allowed, and available cost mitigation options. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Siemens Contract

On June 15, 2015 OG&E entered into a contract with Siemens Energy Inc. for the purchase, design and engineering of seven simple-cycle gas turbine generators for $170.3 million to be completed by June 1, 2018.

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Financial Statements.  At the present time, based on current available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

13.	Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2015, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

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

Oklahoma Demand Program Rider

On January 6, 2016, the OCC approved OG&E's 2016 through 2018 demand portfolio programs. The order stipulates recovery of program costs, lost revenues and incentives resulting from those programs, through the Demand Program Rider.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

FERC Order No. 1000, Final Rule on Transmission Planning and Cost Allocation

On July 21, 2011, the FERC issued Order No. 1000, which revised the FERC's existing regulations governing the process for planning enhancements and expansions of the electric transmission grid along with the corresponding process for allocating the costs of such expansions. Order No. 1000 requires individual regions to determine whether a previously-approved project is subject to reevaluation and is therefore governed by the new rule.

Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariff and agreement provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities or to alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. On May 29, 2013, the Governor of Oklahoma signed House Bill 1932 into law which establishes a right of first refusal for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300 kV that interconnect to those incumbent owners' existing facilities.

The SPP has submitted compliance filings implementing Order No. 1000's requirements. In response, the FERC issued an order on the SPP filings that required the SPP to remove certain right of first refusal language from the SPP Tariff and the SPP Membership Agreement. On December 15, 2014, OG&E filed an appeal in the District of Columbia Court of Appeals challenging the FERC's order requiring the removal of the right of first refusal language from the SPP Membership Agreement. The court has not yet acted on OG&E's appeal.

OGE Energy cannot, at this time, determine the precise impact of Order No. 1000 on OG&E. OGE Energy has no reason to believe that the implementation of Order No. 1000 will impact those transmission projects for which OG&E has received a notice to proceed from the SPP.

Oklahoma Demand Program Rider Review - SmartHours Program

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with Demand Programs through the Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off-peak hours during the months of May through October, by offering lower rates to those customers in the off-peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates.  Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

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

In April 2015, the Oklahoma PUD staff filed an application, seeking an order from the OCC, for determining the proper methodology for calculating lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma PUD staff recommends the OCC approve the Oklahoma PUD staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it agreed upon and which would result in recovery of lost revenue for 2013 of $4.9 million, a reduction of $5.2 million from the amount recorded by OG&E for 2013.

OG&E believes the methodology agreed to in November 2014 is consistent with the 2012 OCC order and it is probable that OG&E will recover the $10.1 million of lost revenues associated with 2013, the $11.6 million associated with 2014 and the $14.9 million associated with 2015. A hearing was held on June 30, 2015 and July 1, 2015. OG&E is unable to predict when it will receive a ruling from the OCC.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of its Mustang Modernization Plan which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan to be approximately $1.1 billion. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
On June 8, 2015, the ALJ issued his report on OG&E's application. While the ALJ in his report agreed that the installation of dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas pursuant to OG&E’s ECP is the best approach, the ALJ's report included several recommendations. OG&E filed exceptions to the ALJ's report and on July 21, 2015, Commissioner Bob Anthony issued his deliberation statement that was consistent with many parts of the ALJ's report, including the ALJ’s support of OG&E’s ECP, the ALJ’s recommendation to pre-approve certain estimated costs of the environmental recovery plan, and the ALJ’s recommendation to defer all other cost recovery issues until the next general rate case.

On December 2, 2015, OG&E received an order from the OCC denying, by a two to one vote, its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

On December 11, 2015, OG&E filed a motion requesting modification of the OCC order for the purposes of approving only the ECP. OG&E did not seek modification to any other provisions of the OCC order, including cost recovery. OG&E also agreed that it would not implement a rider for recovery of the costs of the ECP until and unless authorized by the OCC in a subsequent proceeding. On December 23, 2015, the OCC rejected, by a two to one vote, a proposal by Commissioner Dana Murphy to grant OG&E's December 11, 2015 motion.

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving the installation of dry scrubbers at the Sooner facility, on or before May 2, 2016. The application states that if the application is not approved by May 2, 2016, OG&E will decide at that time whether to cancel the dry scrubber equipment and installation contracts and make plans to convert the Sooner coal units to natural gas. As of December 31, 2015, OG&E had incurred $94.8 million of construction work in progress on the dry scrubbers. OG&E estimates another $35.0 million of in-process expenditures will be incurred prior to May 1, 2016. Additionally, if the request is not approved, OG&E expects to seek recovery in subsequent proceedings for the expenditures incurred for the dry scrubber project and reasonable stranded costs associated with the discontinuance of the Sooner coal units.

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

Integrated Resource Plans

In August 2015, OG&E initiated the process to update its IRP pursuant to the OCC rules. After engaging interested stakeholders in August and September, OG&E finalized the 2015 IRP and submitted it to the OCC on October 1, 2015. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the ECP and other parts of the action plan contained in the IRP submitted in 2014.

Oklahoma Rate Case Filing

On December 18, 2015, OG&E filed a general rate case with the OCC requesting a rate increase of $92.5 million and a 10.25 percent return on equity based on a June 30, 2015 test year. OG&E primarily seeks to recover $1.6 billion of electric infrastructure additions since its last general rate case in Oklahoma, the impact of the expiration of OG&E's wholesale contracts and increased operating costs such as vegetation management.

Arkansas Rate Case Filing

OG&E intends to file a general rate case with the APSC by August 15, 2016.

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

Quarter ended (In millions)		March 31	June 30	September 30	December 31	Total
Operating revenues	2015	$480.1	$549.9	$719.8	$447.1	$2,196.9
	2014	$560.4	$611.8	$754.7	$526.2	$2,453.1
Operating income	2015	$57.3	$127.5	$255.7	$59.9	$500.4
	2014	$61.8	$142.2	$248.4	$85.6	$538.0
Net income	2015	$17.1	$69.0	$162.9	$19.9	$268.9
	2014	$20.7	$76.9	$157.3	$37.1	$292.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the Company) as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
February 26, 2016

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
OG&E management assessed the effectiveness of OG&E's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, OG&E's internal control over financial reporting is effective based on those criteria.
OG&E's independent auditors have issued an attestation report on OG&E's internal control over financial reporting. This report appears on the following page.

/s/ Sean Trauschke	/s/ Scott Forbes
Sean Trauschke, Chairman of the Board, President	Scott Forbes, Controller
and Chief Executive Officer	and Chief Accounting Officer

/s/ Stephen E. Merrill
Stephen E. Merrill
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oklahoma Gas and Electric Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Oklahoma Gas and Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and statements of capitalization of Oklahoma Gas and Electric Company as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2015 of Oklahoma Gas and Electric Company and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
February 26, 2016

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Code of Ethics Policy

OGE Energy maintains a code of ethics for our chief executive officer and senior financial officers, including the chief financial officer and chief accounting officer, which is available for public viewing on OGE Energy's web site address www.oge.com under the heading "Investors", "Investor Relations", "Corporate Governance."  The code of ethics will be provided, free of charge, upon request.  OGE Energy intends to satisfy the disclosure requirements under Section 5, Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its web site at the location specified above.  OGE Energy will also include in its proxy statement information regarding the Audit Committee financial experts.

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

Item 14.  Principal Accounting Fees and Services.

The following discussion relates to the audit fees paid by OGE Energy to its principal independent accountants for the services provided to OGE Energy and its subsidiaries, including OG&E.

Fees for Principal Independent Accountants

Year ended December 31	2015	2014
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,141,700	$1,095,700
Services in support of debt and stock offerings	—	155,000
Other (A)	299,100	298,000
Total audit fees (B)	1,440,800	1,548,700
Employee benefit plan audits	133,000	128,000
Total audit-related fees	133,000	128,000
Assistance with examinations and other return issues	47,570	56,590
Review of Federal and state tax returns	33,500	61,100
Total tax preparation and compliance fees	81,070	117,690
Total tax fees	81,070	117,690
Total fees	$1,654,870	$1,794,390

(A)
Includes reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings and fees for consulting with OGE Energy's and OG&E's executives regarding accounting issues.

(B)
The aggregate audit fees include fees billed for the audit of OGE Energy's and OG&E's annual financial statements and for the reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q.  For 2015, this amount includes estimated billings for the completion of the 2015 audit, which services were rendered after year-end.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2015 and 2014 for other services.

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

For 2015, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

The following Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Statements of Income for the years ended December 31, 2015, 2014 and 2013

•	Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

•	Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Balance Sheets at December 31, 2015 and 2014

•	Statements of Capitalization at December 31, 2015 and 2014

•	Statements of Changes in Stockholder's Equity for the years ended December 31, 2015, 2014 and 2013

•	Notes to Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not applicable or is not material, or because the information required is included in the respective Financial Statements or Notes thereto.

3.  Exhibits

Exhibit No.	Description
2.01
Asset Purchase Agreement, dated as of August 18, 2003 by and between OG&E and NRG McClain LLC.  (Certain exhibits and schedules were omitted and registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request) (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed August 20, 2003 (File No. 1-12579) and incorporated by reference herein).

2.02
Amendment No. 1 to Asset Purchase Agreement, dated as of October 22, 2003 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.03 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.03
Amendment No. 2 to Asset Purchase Agreement, dated as of October 27, 2003 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.04 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.04
Amendment No. 3 to Asset Purchase Agreement, dated as of November 25, 2003 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.05 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.05
Amendment No. 4 to Asset Purchase Agreement, dated as of January 28, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.06 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.06
Amendment No. 5 to Asset Purchase Agreement, dated as of February 13, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.07 to OGE Energy's Form 10-K for the year ended December 31, 2003 (File No. 1-12579) and incorporated by reference herein).

2.07
Amendment No. 6 to Asset Purchase Agreement, dated as of March 12, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.01 to OGE Energy's Form 10-Q for the quarter ended March 31, 2004 (File No. 1-12579) and incorporated by reference herein).

2.08
Amendment No. 7 to Asset Purchase Agreement, dated as of April 15, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.02 to OGE Energy's Form 10-Q for the quarter ended March 31, 2004 (File No. 1-12579) and incorporated by reference herein).

2.09
Amendment No. 8 to Asset Purchase Agreement, dated as of May 15, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

2.10
Amendment No. 9 to Asset Purchase Agreement, dated as of June 2, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.02 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

2.11
Amendment No. 10 to Asset Purchase Agreement, dated as of June 17, 2004 by and between OG&E and NRG McClain LLC. (Filed as Exhibit 2.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

2.12
Purchase and Sale Agreement, dated as of January 21, 2008, entered into by and among Redbud Energy I, LLC, Redbud Energy II, LLC and Redbud Energy III, LLC and OG&E. (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request) (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

2.13
Asset Purchase Agreement, dated as of January 21, 2008, entered into by and among OG&E, the Oklahoma Municipal Power Authority and the Grand River Dam Authority. (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request) (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

3.01	Copy of Restated Oklahoma Gas and Electric Company Certificate of Incorporation. (Filed as Exhibit 3.01 to OG&E's Form 8-K filed May 19, 2011 (File No. 1-1097) and incorporated by reference herein)
3.02
Copy of Amended Oklahoma Gas and Electric Company By-laws dated November 30, 2015. (Filed as Exhibit 3.02 to OGE Energy's Form 8-K filed November 30, 2015 (File No. 1-12579) and incorporated by reference herein).

4.01
Trust Indenture dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.29 to Registration Statement No. 33-61821 and incorporated by reference herein).

4.02
Supplemental Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed July 17, 1997 (File No. 1-1097) and incorporated by reference herein).

4.03
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 16, 1998 (File No. 1-1097) and incorporated by reference herein).

4.04
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to Registration Statement No. 333-104615 and incorporated by reference herein).

4.05
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein).

4.06
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.08 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein).

4.07
Supplemental Indenture No. 8 dated as of January 15, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed January 31, 2008 (File No. 1-1097) and incorporated by reference herein).

4.08
Supplemental Indenture No. 9 dated as of September 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed September 9, 2008 (File No. 1-1097) and incorporated by reference herein).

4.09
Supplemental Indenture No. 10 dated as of December 1, 2008 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2008 (File No. 1-1097) and incorporated by reference herein).

4.10
Supplemental Indenture No. 11 dated as of June 1, 2010 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 8, 2010 (File No. 1-1097) and incorporated by reference herein).

4.11
Supplemental Indenture No. 12 dated as of May 15, 2011 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 27, 2011 (File No. 1-1097) and incorporated by reference herein).

4.12
Supplemental Indenture No. 13 dated as of May 1, 2013 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein).

4.13
Supplemental Indenture No. 14 dated as of March 15, 2014 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein).

4.14
Supplemental Indenture No. 15 dated as of December 1, 2014 between OG&E and UMB Bank, N.A., as trustee, creating the Senior Notes. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2014 (File No. 1-1097) and incorporated by reference herein).

10.01*	OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.07 to OGE Energy's Form 10-K for the year ended December 31, 1998 (File No. 1-12579) and incorporated by reference herein).
10.02*	OGE Energy's 2003 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2003 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.03
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 9, 2012 (File No. 1-12579) and incorporated by reference herein).

10.04
Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.05
Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.06
Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.07*
Amendment No. 1 to OGE Energy's 2003 Stock Incentive Plan.  (Filed as Exhibit 10.23 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).

10.09*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).
10.10
Credit agreement dated as of December 13, 2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 19, 2011 (File No. 1-12579) and incorporated by reference herein).

10.11*
Amendment No. 1 to OGE Energy's 1998 Stock Incentive Plan. (Filed as Exhibit 10.26 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein).

10.12*
Amendment No. 2 to OGE Energy's 2003 Stock Incentive Plan. (Filed as Exhibit 10.27 to OGE Energy's Form 10-K for the year ended December 31, 2006 (File No. 1-12579) and incorporated by reference herein).

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

10.18*	OGE Energy's 2008 Stock Incentive Plan. (Filed as Annex A to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.19*
OGE Energy's 2008 Annual Incentive Compensation Plan.  (Filed as Annex B to OGE Energy's Proxy Statement for the 2008 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).

10.20*
Form of Employment Agreement for all existing and future officers of OG&E relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.21*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein).

10.22
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein).

10.23*
Amendment No. 1 to OGE Energy's Restoration of Retirement Income Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein).

10.24*
Amendment No. 1 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.33 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.25
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 1, 2010 (File No. 1-12579) and incorporated by reference herein).

10.26
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Crossroads wind farm application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed July 1, 2010 (File No. 1-12579) and incorporated by reference herein).

10.27
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 19, 2011 (File No. 1-12579) and incorporated by reference herein).

10.28
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed June 28, 2011 (File No. 1-12579) and incorporated by reference herein).

10.29*
Amendment No. 2 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.41 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein).

10.30*
Amendment No. 3 to OGE Energy's Deferred Compensation Plan. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.31*
Amendment No. 1 to OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.32*	Director Compensation. (Filed as Exhibit 10.38 to OGE Energy's Form 10-K for the year ended December 31, 2012 (File No. 1-12579) and incorporated by reference herein)
10.33*	Executive Officer Compensation. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2012 (File No. 1-12579) and incorporated by reference herein).
10.34*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.35*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).

10.36
Letter of extension dated as of July 29, 2013 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC, UBS Securities LLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed August 2, 2013 (File No. 1-12579) and incorporated by reference herein).

10.37*	Amendment No. 4 to the OGE Energy's Deferred Compensation Plan (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q filed November 6, 2013 (File No. 1-12579) and incorporated by reference herein).
10.38
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein).

10.39
Letter of extension dated as of June 24, 2014 for OG&E's credit agreement dated as of December 13,2011, by and between OG&E, the Lenders thereto, Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Corporate Bank, Ltd., The Royal Bank of Scotland PLC and Union Bank, N.A., as Co-Documentation Agents (Filed as Exhibit 10.02 to OGE Energy's Form 8-K filed June 25, 2014 (File No. 1-12579) and incorporated by reference herein).

10.40*
Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.53 to OGE Energy's Form 10-K for the year ended December 31, 2014 (File No. 1-12579) and incorporated by reference herein).

10.41*
Form of Restricted Stock Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.54 to OGE Energy's Form 10-K for the year ended December 31, 2014 (File No. 1-12579) and incorporated by reference herein).

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
99.02
Copy of APSC order with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 22, 2011 (File No. 1-12579) and incorporated by reference herein).

99.03
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 7, 2010 (File No. 1-12579) and incorporated by reference herein).

99.04
Copy of OCC Order with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Crossroads wind farm application. (Filed as Exhibit 99.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2010 (File No. 1-12579) and incorporated by reference herein).

99.05	Copy of the Report of Administrative Law Judge dated June 8, 2015. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 12, 2015 (File No. 1-12579) and incorporated by reference herein).
99.06
Copy of OCC Order relating to OG&E's environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 7, 2015 (File No. 1-12579) and incorporated by reference herein).

99.07
Copy of OG&E's Motion for Rehearing on its environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 15, 2015 (File No. 1-12579) and incorporated by reference herein).

99.08	Copy of OG&E's Application with the OCC for general rate case (Filed and Exhibit 99.02 to OGE Energy's Form 8-K filed December 23, 2015 (File No. 1-12579) and incorporated by reference herein).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2013
Reserve for Uncollectible Accounts	$2.6	$2.5	$3.2	$1.9
Balance at December 31, 2014
Reserve for Uncollectible Accounts	$1.9	$2.3	$2.6	$1.6
Balance at December 31, 2015
Reserve for Uncollectible Accounts	$1.6	$2.4	$2.6	$1.4

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on the 26th day of February, 2016.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 26, 2016

/s/ Stephen E. Merrill
Stephen E. Merrill	Principal Financial Officer;	February 26, 2016

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 26, 2016

Frank A. Bozich	Director;
James H. Brandi	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
David L. Hauser	Director;
Kirk Humphreys	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 26, 2016

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.