Form 10-Q
period 2016-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2016-05-05
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

At March 31, 2016, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
BART	Best available retrofit technology
CSAPR	Cross-State Air Pollution Rule
CO2	Carbon dioxide
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plans
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 with 400 MW of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
Off-system sales	Sales to other utilities and power marketers
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
Regional Haze	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate", "believe", "estimate", "expect", "intend", "objective", "plan", "possible", "potential", "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in OG&E's 2015 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws and regulations that may impact OG&E's operations;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber attacks and other catastrophic events;

•	advances in technology;

•	creditworthiness of suppliers, customers and other contractual parties; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" and in Exhibit 99.01 in OG&E's 2015 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
OPERATING REVENUES	$433.1	$480.1
COST OF SALES	177.9	211.6
OPERATING EXPENSES
Other operation and maintenance	116.3	114.3
Depreciation and amortization	76.7	73.8
Taxes other than income	23.6	23.1
Total operating expenses	216.6	211.2
OPERATING INCOME	38.6	57.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.6	1.5
Other income	4.0	1.7
Other expense	(0.3)	(0.3)
Net other income	5.3	2.9
INTEREST EXPENSE
Interest on long-term debt	35.5	36.7
Allowance for borrowed funds used during construction	(0.9)	(0.8)
Interest on short-term debt and other interest charges	0.9	0.9
Interest expense	35.5	36.8
INCOME BEFORE TAXES	8.4	23.4
INCOME TAX EXPENSE	2.3	6.3
NET INCOME	6.1	17.1
Other comprehensive income (loss), net of tax	—	—
COMPREHENSIVE INCOME	$6.1	$17.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6.1	$17.1
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	76.7	73.8
Deferred income taxes and investment tax credits	2.3	9.0
Allowance for equity funds used during construction	(1.6)	(1.5)
Stock-based compensation expense	0.8	0.8
Regulatory assets	(2.3)	2.7
Regulatory liabilities	(4.6)	(0.7)
Other assets	1.5	0.1
Other liabilities	2.8	0.3
Change in certain current assets and liabilities
Accounts receivable, net	38.0	19.6
Accrued unbilled revenues	2.1	9.0
Fuel, materials and supplies inventories	10.1	(24.0)
Fuel clause under recoveries	—	41.3
Other current assets	(7.7)	2.9
Accounts payable	(33.6)	(4.9)
Accounts payable - affiliates	(0.5)	1.2
Income taxes payable - parent	(0.1)	(2.8)
Fuel clause over recoveries	2.0	—
Other current liabilities	(35.6)	(20.3)
Net Cash Provided from Operating Activities	56.4	123.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(177.7)	(110.5)
Proceeds from sale of assets	—	0.1
Net Cash Used in Investing Activities	(177.7)	(110.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(30.0)	(30.0)
Changes in advances with parent	261.3	16.8
Payment of long-term debt	(110.0)	—
Net Cash Provided from (Used in) Financing Activities	121.3	(13.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.0 and $1.4, respectively	$135.1	$173.1
Accrued unbilled revenues	51.4	53.5
Advances to parent	72.3	333.6
Fuel inventories	105.4	113.8
Materials and supplies, at average cost	77.1	78.8
Other	59.3	51.6
Total current assets	500.6	804.4
OTHER PROPERTY AND INVESTMENTS	5.4	5.6
PROPERTY, PLANT AND EQUIPMENT
In service	10,283.3	10,179.3
Construction work in progress	300.1	278.5
Total property, plant and equipment	10,583.4	10,457.8
Less accumulated depreciation	3,220.4	3,161.7
Net property, plant and equipment	7,363.0	7,296.1
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	402.8	402.2
Other	16.7	17.2
Total deferred charges and other assets	419.5	419.4
TOTAL ASSETS	$8,288.5	$8,525.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	March 31, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.7	$2.2
Accounts payable - other	156.6	236.0
Customer deposits	77.9	77.0
Accrued taxes	24.5	45.7
Accrued interest	32.8	42.8
Accrued compensation	25.4	23.8
Long-term debt due within one year	—	110.0
Fuel clause over recoveries	63.2	61.3
Other	36.8	43.6
Total current liabilities	418.9	642.4
LONG-TERM DEBT	2,529.7	2,529.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	178.9	179.9
Deferred income taxes	1,639.5	1,637.8
Regulatory liabilities	278.3	273.6
Other	110.6	106.8
Total deferred credits and other liabilities	2,207.3	2,198.1
Total liabilities	5,155.9	5,369.8
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,022.6	1,021.8
Retained earnings	2,110.0	2,133.9
Total stockholder's equity	3,132.6	3,155.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,288.5	$8,525.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2015	$100.9	$920.9	$2,133.9	$3,155.7
Net income	—	—	$6.1	6.1
Dividends declared on common stock	—	—	(30.0)	(30.0)
Stock-based compensation	—	0.8	—	0.8
Balance at March 31, 2016	$100.9	$921.7	$2,110.0	$3,132.6

Balance at December 31, 2014	$100.9	$918.3	$1,985.0	$3,004.2
Net income	—	—	17.1	17.1
Dividends declared on common stock	—	—	(30.0)	(30.0)
Stock-based compensation	—	0.8	—	0.8
Balance at March 31, 2015	$100.9	$919.1	$1,972.1	$2,992.1

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
In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2016 and December 31, 2015, the results of its operations and cash flows for the three months ended March 31, 2016 and 2015, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2015 Form 10-K.

Accounting Records

The accounting records of OG&E are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the OCC and the APSC.  Additionally, OG&E, as a regulated utility, is subject to accounting principles for certain types of rate-regulated activities, which provide that certain incurred costs that would otherwise be charged to expense can be deferred as regulatory assets based on the expected recovery from customers in future rates.  Likewise, certain actual or anticipated credits that would otherwise reduce expense can be deferred as regulatory liabilities based on the expected flowback to customers in future rates.  Management's expected recovery of deferred costs and flowback of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment.

Certain prior year amounts have been reclassified to conform with the current year presentation.

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates.

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2016	December 31, 2015
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$37.4	$36.6
Other (A)	13.4	9.9
Total Current Regulatory Assets	$50.8	$46.5
Non-Current
Benefit obligations regulatory asset	$240.0	$242.2
Income taxes recoverable from customers, net	56.8	56.7
Smart Grid	43.6	43.6
Deferred storm expenses	30.9	27.6
Unamortized loss on reacquired debt	14.4	14.8
Other	17.1	17.3
Total Non-Current Regulatory Assets	$402.8	$402.2
Regulatory Liabilities
Current
Fuel clause over recoveries	$63.2	$61.3
Other (B)	3.7	7.5
Total Current Regulatory Liabilities	$66.9	$68.8
Non-Current
Accrued removal obligations, net	$255.3	$254.9
Pension tracker	22.0	17.7
Other (C)	1.0	1.0
Total Non-Current Regulatory Liabilities	$278.3	$273.6

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

(C)	Prior year amount of $1.0 million reclassified from deferred other liabilities to Non-Current Regulatory Liabilities.

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

Asset Retirement Obligations
The following table summarizes changes to OG&E's asset retirement obligations during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(In millions)	2016	2015
Balance at January 1	$63.3	$58.6
Accretion expense	0.7	0.6
Liabilities settled	—	(0.3)
Balance at March 31	$64.0	$58.9

Reclassifications
Prior periods have been adjusted for the reclassification of $16.8 million of debt issuance costs from total deferred charges and other assets to Long-Term Debt in the Condensed Balance Sheets to be consistent with the 2016 presentation due to the adoption of ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," as of March 31, 2016.

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. OG&E has yet to select a transition method or determine the impact on its Condensed Financial Statements, however, the impact is not expected to be material.

Leases. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The main difference between current lease accounting and Topic 842 is the recognition of right-to-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance, but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. OG&E has not determined the impact on its Condensed Financial Statements, but anticipates an increase in the recognition of right-of-use assets and lease liabilities.

Investments. In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures; Simplifying the Transition to the Equity Method of Accounting (Topic 323)." The amendments in ASU 2016-07 eliminate the requirement to retroactively adopt the equity method of accounting for a qualifying equity method investment. ASU 2016-07 requires equity method investors to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU are effective for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. OG&E does not believe this ASU will have any effect on its Condensed Financial Statements.

Employee Share Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting," which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share based payments are accounted for and presented in the financial statements. The new guidance among other requirements will require all of the tax effects related to share based payments at settlement (or expiration) to be recorded through the income statement. Currently, tax benefits in excess of compensation cost (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then to the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU2016-09. Under the new guidance, the windfall tax benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax related cash flows resulting from share based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. OG&E has not determined the impact on its Condensed Financial Statements, however, the impact is not expected to be material.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $31.9 million and $31.2 million during the three months ended March 31, 2016 and 2015, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

OG&E entered into a contract with Enable to provide gas transportation services effective May 1, 2014. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(In millions)	2016	2015
Operating Revenues:
Electricity to power electric compression assets	$2.3	$3.1
Cost of Sales:
Natural gas transportation services	$8.8	$8.8
Natural gas purchases/(sales)	1.5	2.5

During the three months ended March 31, 2016 and 2015, OG&E declared dividends to OGE Energy of $30.0 million.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

The following table summarizes the fair value and carrying amount of OG&E's long-term debt at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$2,384.3	$2,748.1	$2,493.9	$2,754.6
Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	10.0	9.5	10.0	9.2

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt in which fair value was based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

5.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit for the three months ended March 31, 2016 and 2015 related to performance units and restricted stock for OG&E employees.

	Three Months Ended March 31,
(In millions)	2016	2015
Performance units
Total shareholder return	$0.6	$0.6
Earnings per share	0.2	0.2
Total performance units	0.8	0.8
Restricted stock	—	—
Net compensation expense	$0.8	$0.8
Income tax benefit	$0.3	$0.3

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units.  During the three months ended March 31, 2016, there were no shares of new common stock issued to OG&E's employees pursuant to OGE Energy's Stock Incentive Plan related to restricted stock grants (net of forfeitures) and payouts of earned performance units. During the three months ended March 31, 2016, there were 633 shares of restricted stock returned to OG&E to satisfy tax liabilities.

The following table summarizes the activity of OG&E's stock-based compensation during the three months ended March 31, 2016.

	Units/Shares	Fair Value Per Share
Grants
Performance units (Total shareholder return)	105,076	$20.84
Performance units (Earnings per share)	35,025	$26.59

6.	Income Taxes

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

7.	Long-Term Debt

At March 31, 2016, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.39%	Garfield Industrial Authority, January 1, 2025	$47.0
0.07%	-	0.43%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.40%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

At March 31, 2016 and December 31, 2015, there were $72.3 million and $333.6 million in advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2017.  At March 31, 2016, there were no intercompany borrowings under this agreement.  OG&E has a $400.0 million unsecured five-year revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2016, there was $1.7 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at March 31, 2016.

As of March 31, 2016, the commitment of $8.7 million of OG&E's credit facility was not extended and unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:

Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$2.8	$2.7	$—	$—	$0.1	$0.3
Interest cost	5.0	4.8	0.1	0.1	1.8	2.0
Expected return on plan assets	(8.4)	(9.3)	—	—	(0.5)	(0.5)
Amortization of net loss	3.2	3.2	—	—	0.5	2.9
Amortization of unrecognized prior service cost (A)	—	0.1	—	—	(1.5)	(3.4)
Net periodic benefit cost (B)	$2.6	$1.5	$0.1	$0.1	$0.4	$1.3

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $3.1 million and $2.9 million of net periodic benefit cost recognized during the three months ended March 31, 2016 and 2015, respectively, OG&E recognized the following:

•
an increase in pension expense in the three months ended March 31, 2016 and 2015 of $2.3 million and $3.0 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1); and

•
an increase in postretirement medical expense in the three months ended March 31, 2016 and 2015 of $2.0 million and $1.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended March 31,
(In millions)	2016	2015
Capitalized portion of net periodic pension benefit cost	$0.9	$0.5
Capitalized portion of net periodic postretirement benefit cost	0.2	0.4

10.	Commitments and Contingencies

Except as set forth below, in Note 11 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 13 and 14 to OG&E's Financial Statements included in the OG&E's 2015 Form 10-K appropriately represent, in all material respects, the current status of the OG&E's material commitments and contingent liabilities.

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
On July 8, 2013, the U.S. Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint sought to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case. On January 15, 2015, the Court dismissed the complaints filed by the EPA and the Sierra Club. The Court held that it lacked subject matter jurisdiction over plaintiffs’ claims because plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution. The court also ruled in the alternative that, even if plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.” The EPA and the Sierra Club did not file an appeal of the Court's ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the District Court dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the District Court to dismiss its remaining claims with prejudice. On August 27, 2014, the District Court granted the Sierra Club's request. The Sierra Club appealed the District Court's dismissal of its prevention of significant deterioration claim to the United States Court of Appeals for the Tenth Circuit. On March 8, 2016, the Tenth Circuit affirmed the trial court's decision dismissing the Sierra Club's case. On March 21, 2016, the Sierra Club filed a request for rehearing en banc with the Tenth Circuit. On April 13, 2016, the Tenth Circuit denied the request for rehearing. OG&E cannot predict whether the Sierra Club will seek review of the case by the United States Supreme Court.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems. The dry scrubbers are scheduled to be completed by 2019. More detail regarding the dry scrubber project can be found under the “Pending Regulatory Matters” in Note 11 of Notes to Condensed Financial Statements of Part I, Item 1 of this Form 10-Q.

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

Regulation and Rates

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2015 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

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

Order No. 1000 directs public utility transmission providers to remove from the FERC-jurisdictional tariff and agreement provisions that establish any Federal "right of first refusal" for the incumbent transmission owner (such as OG&E) regarding transmission facilities selected in a regional transmission planning process, subject to certain limitations. However, Order No. 1000 is not intended to affect the right of an incumbent transmission owner (such as OG&E) to build, own and recover costs for upgrades to its own transmission facilities or to alter an incumbent transmission owner's use and control of existing rights of way. Order No. 1000 also clarifies that incumbent transmission owners may rely on regional transmission facilities to meet their reliability needs or service obligations. The SPP's pre-Order No. 1000 tariff included a "right of first refusal" for incumbent transmission owners and this provision has played a role in OG&E being selected by the SPP to build previous transmission projects in Oklahoma. On May 29, 2013, the Governor of Oklahoma signed House Bill 1932 into law which establishes a "right of first refusal" for Oklahoma incumbent transmission owners, including OG&E, to build new transmission projects with voltages under 300kV that interconnect to those incumbent owners' existing facilities.

The SPP has submitted compliance filings implementing Order No. 1000's requirements. In response, the FERC issued an order on the SPP filings that required the SPP to remove certain "right of first refusal" language from the SPP Tariff and the SPP Membership Agreement. On December 15, 2014, OG&E filed an appeal in the District of Columbia Court of Appeals challenging the FERC's order requiring the removal of the "right of first refusal" language from the SPP Membership Agreement. The court has not yet acted on OG&E's appeal.

OG&E cannot, at this time, determine the precise impact of Order No. 1000 on OG&E. OG&E has no reason to believe that the implementation of Order No. 1000 will impact those transmission projects for which OG&E has received a notice to proceed from the SPP.

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

In March 2014, the Oklahoma PUD staff began their review of the Demand Program cost, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the Oklahoma PUD staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014 and beyond.

In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues (approximately $10.0 million annually), in accordance with the agreement that it believed had been reached with the Oklahoma PUD staff.

In April 2015, the Oklahoma PUD staff filed an application, seeking an order from the OCC, for determining the proper methodology for calculating lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the Oklahoma PUD staff recommends the OCC approve the Oklahoma PUD staff methodology for calculating lost revenues associated with the SmartHours program, which differs from the methodology that OG&E believes it agreed upon and which would result in recovery of lost revenue for 2013 of $2.6 million, a reduction of $7.5 million from the amount recorded by OG&E for 2013.

OG&E believes the methodology agreed to in November 2014 was consistent with the 2012 OCC order and it is probable that OG&E will recover $10.1 million of lost revenues associated with 2013, $11.6 million associated with 2014 and $14.9 million associated with 2015. Through March 31, 2016, OG&E had collected from its customers approximately $12.6 million of the $36.6 million of lost revenues for 2013, 2014 and 2015.

A hearing on the Oklahoma PUD staff’s application was heard by the ALJ on June 30, 2015 and July 1, 2015. On March 28, 2016, the ALJ issued her recommendation in the case. She found, among other things, that OG&E and the Oklahoma PUD staff had not reached an agreement on all aspects of the calculation of lost revenues, that OG&E’s methodology for calculating lost revenues was not consistent with the provisions of OG&E’s tariff, and that the PUD staff’s methodology for calculating lost revenues was proper. The ALJ recommended that the OCC order OG&E to adjust its calculation of SmartHours lost revenue for 2013 through 2015 consistent with the PUD staff’s methodology, but that such adjustment should only be applied on a prospective basis following the issuance of an order by the OCC. The ALJ’s recommendation is not clear on whether the phrase “on a prospective basis” would allow OG&E to recover the remaining $24.0 million of 2013, 2014 and 2015 lost revenues that OG&E recorded pursuant to its methodology, or only the amounts that OG&E has collected at the time of an OCC order.

The OCC can accept, modify or reject in whole or in part the ALJ’s recommendation. To the extent the OCC does not authorize OG&E to collect and retain the remaining lost revenue that it has recorded, OG&E will incur an impairment charge. OG&E is unable to predict what actions the OCC will take, or when the OCC will rule in this case.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asks the OCC to predetermine the prudence of its Mustang Modernization Plan which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. OG&E estimates the total capital cost associated with its environmental compliance plan to be approximately $1.1 billion. Approximately seven months after OG&E filed its application, the OCC hearing on OG&E's application before an ALJ began on March 3, 2015 and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
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

On December 2, 2015, OG&E received an order from the OCC denying its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install dry scrubbers at the Sooner facility on or before May 2, 2016. OG&E's application does not seek approval of the costs of the dry scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. At the hearing on OG&E's application to approve OG&E's decision to install dry scrubbers and in testimony filed in support of its application, OG&E stated that it would cancel the dry scrubber project if the OCC did not approve OG&E's application on or before May 2, 2016. On April 28, 2016, the OCC approved the dry scrubber project and OG&E is proceeding with the project. Other parties to the proceeding have the opportunity to appeal the OCC's decision to the Oklahoma Supreme Court.

As of March 31, 2016, OG&E had incurred $107.3 million of construction work in progress on the dry scrubbers.

Fuel Adjustment Clause Review for Calendar Year 2014

On July 28, 2015, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2014, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs.

On April 7, 2016, a hearing was held in this matter, at which time the ALJ said she would recommend that the OCC find that for the calendar year 2014 OG&E’s electric generation, purchased power and fuel procurement processes and costs were prudent.  OG&E expects to receive an order from the OCC by the end of the second quarter 2016.

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

Oklahoma Rate Case Filing

As previously reported in OG&E's 2015 Form 10-K, on December 18, 2015, OG&E filed a general rate case with the OCC requesting a rate increase of $92.5 million and a 10.25 percent return on equity based on a common equity percentage of 53 percent. The rate case was based on a June 30, 2015 test year, and included recovery of $1.6 billion of electric infrastructure additions since its last general rate case in Oklahoma, the impact of the expiration of OG&E's wholesale contracts, increased operating costs such as vegetation management and increased recovery of depreciation and plant dismantlement of approximately$8.0 million. Each 0.25 percent change in the requested return on equity affects the requested rate increase by approximately $9.0 million.

In late March 2016, the PUD Staff and other intervenors filed testimony in the case.  The PUD Staff recommended a $6.1 million annual rate increase based on a return on equity of 9.25 percent and a common equity percentage of 53 percent.  Included in the PUD Staff recommendation is a reduction of $33.0 million to OG&E’s requested increase for depreciation and plant dismantlement.

The staff of the Oklahoma Attorney General made a recommendation to reduce rates $10.8 million based on a return on equity of 9.25 percent and a common equity percentage of 50 percent, as well as a recommendation to reduce rates $13.7 million based on a return on equity of 8.90 percent and a common equity percentage of 53 percent.   Included in the Attorney General's recommendation is a reduction of $20.9 million to OG&E’s requested increase for depreciation and plant dismantlement.

The Oklahoma Industrial Electric Consumers recommended a $47.9 million annual rate decrease based on a return on equity of 9.00 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Industrial Electric Consumers' recommendation is a reduction of $52.5 million to OG&E’s requested increase for depreciation and plant dismantlement.

The hearings in this matter began on May 3, 2016.  While there is no statutory deadline for the ALJ to make a recommendation or for the commission to issue a final order, OG&E is allowed to implement increased rates subject to refund, 180 days after the filing of its application on December 18, 2015.

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

Summary of Operating Results

Three Months Ended March 31, 2016 as compared to Three Months Ended March 31, 2015.

OG&E reported net income of $6.1 million and $17.1 million, respectively, during the three months ended March 31, 2016 and 2015, a decrease of $11.0 million, or 64.3 percent, primarily due to lower usage related to milder weather and the expiration of the AVEC contract, higher depreciation and amortization expense and higher operation and maintenance expense partially offset by lower income tax expense and increased other income due to the guaranteed flat bill tariff.

2016 Outlook

OG&E projects to earn approximately $288.0 million to $300.0 million in 2016. The guidance assumes, among other things, normal weather for the year and full recovery of the lost revenues associated with the Smart Hours program as described in Note 11 to the Notes to Condensed Financial Statements. See OG&E's 2015 Form 10-K for other factors and assumptions underlying its 2016 earnings guidance.

Non-GAAP Financial Measures

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

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2016 and 2015 and OG&E's financial position at March 31, 2016. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$6.1	$17.1

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Operating revenues	$433.1	$480.1
Cost of sales	177.9	211.6
Other operation and maintenance	116.3	114.3
Depreciation and amortization	76.7	73.8
Taxes other than income	23.6	23.1
Operating income	38.6	57.3
Allowance for equity funds used during construction	1.6	1.5
Other income	4.0	1.7
Other expense	0.3	0.3
Interest expense	35.5	36.8
Income tax expense	2.3	6.3
Net income	$6.1	$17.1
Operating revenues by classification
Residential	$178.5	$194.6
Commercial	102.7	105.9
Industrial	38.2	41.7
Oilfield	32.3	37.0
Public authorities and street light	36.1	39.4
Sales for resale	0.1	11.8
System sales revenues	387.9	430.4
Off-system sales revenues	9.1	10.3
Other	36.1	39.4
Total operating revenues	$433.1	$480.1
Reconciliation of gross margin to revenue:
Operating revenues	$433.1	$480.1
Cost of sales	177.9	211.6
Gross Margin	$255.2	$268.5
MWh sales by classification (In millions)
Residential	2.1	2.3
Commercial	1.6	1.6
Industrial	0.9	0.9
Oilfield	0.8	0.9
Public authorities and street light	0.7	0.7
Sales for resale	—	0.3
System sales	6.1	6.7
Off-system sales	0.4	0.2
Total sales	6.5	6.9
Number of customers	827,685	817,781
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.038	2.629
Coal	2.288	2.115
Total fuel	1.945	2.200
Total fuel and purchased power	2.611	2.901
Degree days (A)
Heating - Actual	1,552	1,841
Heating - Normal	1,798	1,798
Cooling - Actual	12	11
Cooling - Normal	13	13

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

Three Months Ended March 31, 2016 as compared to Three Months Ended March 31, 2015.
OG&E's net income decreased $11.0 million, or 64.3 percent, in the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to lower gross margin, higher depreciation expense, higher other operations expense and higher taxes other than income partially offset by lower income tax expense, higher other income and lower interest expense.
Gross Margin
Operating revenues were $433.1 million during the three months ended March 31, 2016 as compared to $480.1 million during the same period in 2015, a decrease of $47.0 million, or 9.8 percent. Cost of sales were $177.9 million during the three months ended March 31, 2016 as compared to $211.6 million during the same period in 2015, a decrease of $33.7 million, or 15.9 percent. Gross margin was $255.2 million during the three months ended March 31, 2016 as compared to $268.5 million during the same period in 2015, a decrease of $13.3 million, or five percent. The below factors contributed to the change in gross margin:

(In millions)	$ Change
Quantity variance (primarily weather) (A)	$(8.8)
Expiration of AVEC contract (B)	(5.2)
Non-residential demand and related revenues	(1.6)
Wholesale transmission revenue	(1.4)
Other	(1.4)
New customer growth	0.5
Price variance (C)	4.6
Change in gross margin	$(13.3)

(A)	The overall heating degree days decreased 16 percent in 2016 compared to 2015.

(B)	On June 30, 2015, the wholesale power contract with AVEC expired.

(C)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $78.6 million during the three months ended March 31, 2016 as compared to $113.8 million during the same period in 2015, a decrease of $35.2 million, or 30.9 percent, primarily due to lower natural gas prices. Purchased power costs were $86.3 million during the three months ended March 31, 2016 as compared to $86.5 million during the same period in 2015, a decrease of $0.2 million, or 0.2 percent, primarily due to the lower cost of purchases from the SPP. Transmission related charges were $13.0 million during the three months ended March 31, 2016 as compared to $11.3 million during the same period in 2015, an increase of $1.7 million, or 15.0 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expenses were $116.3 million during the three months ended March 31, 2016 as compared to $114.3 million during the same period in 2015, an increase of $2.0 million, or 1.7 percent. The below factors contributed to the change in other operations and maintenance expense:

(In millions)	$ Change
Salaries and wages (A)	$2.5
Vegetation management (B)	1.4
Other	(0.2)
Employee benefits (C)	(0.5)
Software expense (D)	(1.2)
Change in other operation and maintenance expense	$2.0

(A)	Increased primarily due to annual salary increases and increased overtime related to storms.

(B)	Increased primarily due to timing of vegetation management driven by the availability of resources during the period.

(C)	Decreased primarily due to lower medical costs incurred partially offset by higher pension costs.

(D)	Decreased primarily due to timing of software related expenses and favorable price renegotiations.

Depreciation and amortization expense was $76.7 million during the three months ended March 31, 2016 as compared to $73.8 million during the same period in 2015, an increase of $2.9 million, or 3.9 percent, primarily due to additional assets being placed in service in 2015.

Additional Information
Other Income. Other income was $4.0 million during the three months ended March 31, 2016 as compared to $1.7 million during the same period in 2015, an increase of $2.3 million, primarily due to increased guaranteed flat bill margins.

Income Tax Expense. Income tax expense was $2.3 million during the three months ended March 31, 2016 as compared to $6.3 million during the same period in 2015, a decrease of $4.0 million, or 63.5 percent, primarily due to lower pretax income partially offset by decreased production tax credit utilization.
Off-Balance Sheet Arrangement

There have been no significant changes in OG&E's off-balance sheet arrangement from that discussed in OG&E's 2015 Form 10-K.

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $186.5 million and $226.6 million at March 31, 2016 and December 31, 2015, respectively, a decrease of $40.1 million, or 17.7 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower usage due to milder weather in March 2016 as compared to December 2015.

Advances to Parent. The balance of Advances to Parent was $72.3 million and $333.6 million at March 31, 2016 and December 31, 2015, respectively, a decrease of $261.3 million, or 78.3 percent, primarily due to payment of capital expenditures and payment of long-term debt.

Accounts Payable. The balance of Accounts Payable was $158.3 million and $238.2 million at March 31, 2016 and December 31, 2015, respectively, a decrease of $79.9 million, or 33.5 percent, primarily due to the timing of vendor payments and a decrease in accruals.

Accrued Taxes. The balance of Accrued Taxes was $24.5 million and $45.7 million at March 31, 2016 and December 31, 2015, respectively, a decrease of $21.2 million, or 46.4 percent, primarily resulting from payments of $42.4 million partially offset by ad valorem tax accruals of $21.0 million.

Accrued Interest. The balance of Accrued Interest was $32.8 million and $42.8 million at March 31, 2016 and December 31, 2015, respectively, a decrease of $10.0 million, or 23.4 percent, primarily due to interest accrued on long-term debt that matured in January 2016.

Long-Term Debt Due Within One Year. There was no balance of Long-Term Debt Due Within One Year at March 31, 2016 compared to $110.0 million balance at December 31, 2015, due to long-term debt that matured in January 2016.

Cash Flows

	Three Months Ended March 31,		2016 vs. 2015
(In millions)	2016	2015	$ Change	% Change
Net cash provided from operating activities	$56.4	$123.6	$(67.2)	(54.4)%
Net cash used in investing activities	(177.7)	(110.4)	(67.3)	(61.0)%
Net cash (used in) provided from financing activities	121.3	(13.2)	134.5	*
* Greater than a 100 percent variance.

Operating Activities

The decrease of $67.2 million, or 54.4 percent, in net cash provided from operating activities during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due was primarily due to an increase in vendor payments and higher fuel refunds at OG&E during the three months ended March 31, 2016 as compared to higher fuel recoveries in the same period in 2015.

Investing Activities

The increase of $67.3 million, or 61.0 percent, in net cash used in investing activities during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to an increase in capital expenditures related to environmental projects.

Financing Activities

The increase of $134.5 million in net cash provided from financing activities during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to changes in cash advances with parent partially offset by the payment of long-term debt in January of 2016.

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

(In millions)	2016	2017	2018	2019	2020
Base Transmission	$50	$30	$30	$30	$30
Base Distribution	190	175	175	175	175
Base Generation	60	75	75	75	75
Other	40	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	340	305	305	305	305
Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	45	30	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	20	150	20	—	—
Total Transmission Projects	65	180	40	20	20
Other Projects:
Environmental - low NOX burners (D)	25	10	—	—	—
Environmental - natural gas conversion (D)	—	20	35	25	—
Environmental - dry scrubbers (D)	100	190	90	20	—
Combustion turbines - Mustang	175	135	25	—	—
Total Other Projects	300	355	150	45	—
Total Known and Committed Projects	365	535	190	65	20
Total	$705	$840	$495	$370	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line. Approximately $55.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations will go into service in 2016; $35.0 million had been spent prior to 2016.	$190	Mid 2018

(D)
Represents capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze rules. More detailed discussion regarding Regional Haze and OG&E’s ECP can be found in Note 11 of Notes to Condensed Financial Statements under "Environmental Compliance Plan" in Item 1 of Part I of this Form 10-Q and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q.

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

Short-Term Debt and Credit Facility

At March 31, 2016 and December 31, 2015, there were $72.3 million and $333.6 million in advances to OGE Energy. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018.  At March 31, 2016, there were no intercompany borrowings under this agreement.  OG&E has a $400.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2016, there was $1.7 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at March 31, 2016.  At March 31, 2016, OG&E had $398.3 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. See Note 8 of Notes to Condensed Financial Statements for a discussion of OG&E's short-term debt activity.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, and depreciable lives of property, plant and equipment, the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2015 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.  See Notes 10 and 11 of Notes to Condensed Financial Statements of Part I, Item 1 of this Form 10-Q for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in OG&E's 2015 10-K. Except as set forth below, there have been no material changes to such items.

OG&E expects that environmental expenditures necessary to comply with the environmental laws and regulations discussed below will qualify as part of a pre-approval plan to handle state and Federally mandated environmental upgrades and, upon approval of the plan by the OCC, OG&E would be entitled to recover through a rate rider the costs of the environmental upgrades from its Oklahoma retail customers when the upgrades were placed in service under House Bill 1910, which was enacted into law in May 2005.

Air

Federal Clean Air Act Overview

OG&E’s operations are subject to the Federal Clean Air Act as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that OG&E obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E will likely be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

On December 2, 2015, OG&E received an order from the OCC denying its plan to comply with the environmental mandates of the Federal Clean Air Act, Regional Haze and MATS. The OCC also denied OG&E's request for pre-approval of its Mustang Modernization Plan, revised depreciation rates for both the retirement of the Mustang units and the replacement combustion turbines and pre-approval of early retirement and replacement of generating units at its Mustang site, including cost recovery through a rider.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install dry scrubbers at the Sooner facility on or before May 2, 2016. OG&E's application does not seek approval of the costs of the dry scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. At the hearing on OG&E's application to approve OG&E's decision to install dry scrubbers and in testimony filed in support of its application, OG&E stated that it would cancel the dry scrubber project if the OCC did not approve OG&E's application on or before May 2, 2016. On April 28, 2016, the OCC approved the dry scrubber project and OG&E is proceeding with the project. Other parties to the proceeding have the opportunity to appeal the OCC's decision to the Oklahoma Supreme Court.

As of March 31, 2016, OG&E had incurred $107.3 million of construction work in progress on the dry scrubbers.

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

The final MATS rule was appealed by several parties, but OG&E was not a party to the appeals.  After withstanding judicial scrutiny at the District of Columbia Circuit Court of Appeals, the MATS rule was challenged at the U.S. Supreme Court.  On June 29, 2015, the U.S. Supreme Court found that the EPA should have considered the compliance costs imposed on utilities at the first stage of the EPA’s regulatory analysis.  The U.S. Supreme Court did not vacate the rule, but reversed the D.C. Circuit's decision and remanded to the D.C. Circuit for further proceedings. OG&E believes that it is in compliance with the existing MATS rule.

Federal Clean Air Act New Source Review Litigation
As previously reported, in July 2008, OG&E received a request for information from the EPA regarding Federal Clean Air Act compliance at OG&E's Muskogee and Sooner generating plants.
On July 8, 2013, the U.S. Department of Justice filed a complaint against OG&E in United States District Court for the Western District of Oklahoma alleging that OG&E did not follow the Federal Clean Air Act procedures for projecting emission increases attributable to eight projects that occurred between 2003 and 2006. This complaint sought to have OG&E submit a new assessment of whether the projects were likely to result in a significant emissions increase. The Sierra Club intervened in this proceeding. On August 30, 2013, the government filed a Motion for Summary Judgment and on September 6, 2013, OG&E filed a Motion to Dismiss the case. On January 15, 2015, the Court dismissed the complaints filed by the EPA and the Sierra Club. The Court held that it lacked subject matter jurisdiction over plaintiffs’ claims because plaintiffs failed to present an actual “case or controversy” as required by Article III of the Constitution. The court also ruled in the alternative that, even if plaintiffs had presented a case or controversy, it would have nonetheless “decline[d] to exercise jurisdiction.” The EPA and the Sierra Club did not file an appeal of the Court's ruling.

On August 12, 2013, the Sierra Club filed a separate complaint against OG&E in the United States District Court for the Eastern District of Oklahoma alleging that OG&E projects at Muskogee Unit 6 in 2008 were made without obtaining a prevention of significant deterioration permit and that the plant had exceeded emissions limits for opacity and particulate matter. The Sierra Club seeks a permanent injunction preventing OG&E from operating the Muskogee generating plant. On March 4, 2014, the District Court dismissed the prevention of significant deterioration permit claim based on the statute of limitations, but allowed the opacity and particulate matter claims to proceed. To obtain the right to appeal this decision, the Sierra Club subsequently withdrew a Notice of Intent to Sue for additional Clean Air Act violations and asked the District Court to dismiss its remaining claims with prejudice. On August 27, 2014, the District Court granted the Sierra Club's request. The Sierra Club appealed the District Court's dismissal of its prevention of significant deterioration claim to the United States Court of Appeals for the Tenth Circuit. On March 8, 2016, the Tenth Circuit affirmed the trial court's decision dismissing the Sierra Club's case. On March 21, 2016, the Sierra Club filed a request for rehearing en banc with the Tenth Circuit. On April 13, 2016, the Tenth Circuit denied the request for rehearing. OG&E cannot predict whether the Sierra Club will seek review of the case by the United States Supreme Court.

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

In August of 2013, the Sierra Club and the Natural Resources Defense Council filed a complaint under the citizen suit provision of the Clean Air Act based on the EPA's failure to promulgate and publish designations for the 2010 revised primary SO2 NAAQS. On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that set forth mandatory deadlines for the EPA to issue designations for all areas of the country that remained undesignated. On September 18, 2015 the Oklahoma Department of Environmental Quality reported to the EPA that no areas in Oklahoma should be designated as non-attainment for the 2010 SO2 standard.  In a letter dated February 11, 2016, EPA Region 6 notified Oklahoma of their intent to designate part of Muskogee County in which OG&E’s Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS. EPA is expected to finalize this designation in July, 2016 following public comment.  This could require additional controls on the affected units. On August 21, 2015, EPA finalized a data requirements rule for implementing the 2010 SO2 standard requiring air agencies to characterize air quality around sources that emit 2,000 tons per year or more of SO2 via air quality modeling or ambient air monitoring.  In July 2016, air agencies will be required to identify either ambient monitoring or air quality modeling as a method for characterizing air quality for 2,000 tons per year or larger sources.  At this time, OG&E cannot determine with any certainty whether this determination will cause a material impact to its financial results.

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

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere.  In December 2015, as part of the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, the United States committed to reduce economy wide emissions by 26 percent to 28 percent below 2005 emission levels. This multinational agreement became open for signing on April 22, 2016 and will require countries to review and "represent a progression" every five years beginning in 2020. The agreement could result in future additional emissions reductions in the United States, however, it is not possible to determine what the international legal standards for greenhouse gas emissions will be in the future and the extent to which commitments under the December 2015 Paris Agreement will be implemented through the Clean Air Act, other than existing statutes and new legislation.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems. The dry scrubbers are scheduled to be completed by 2019. More detail regarding the dry scrubber project can be found under the “Pending Regulatory Matters” section of Note 11 to Notes to Condensed Financial Statements of Part I, Item 1 of this Form 10-Q.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

On December 19, 2014, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The final rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. OG&E is in compliance with this rule at this time.

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
The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The EPA issued a final rule on May 19, 2014. OG&E submitted compliance plans to the state in April 2015. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the state.

On September 30, 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Clean Water Act. The final rule establishes technology and performance based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule occurs between 2018 and 2023. OG&E is evaluating what if any compliance actions are needed but is not able to quantify with any certainty, what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the state.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 10 of Notes to Condensed Financial Statements of Part I, Item 1 of this Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E’s 2015 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations,” there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

Item 1A.  Risk Factors.

There have been no significant changes in OG&E’s risk factors from those discussed in OG&E’s 2015 Form 10-K, which are incorporated herein by reference.

Item 6.  Exhibits

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

OKLHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By:	/s/ Scott Forbes
Scott Forbes
Controller and Chief Accounting Officer
(On behalf of the Registrant and in his capacity as Chief Accounting Officer)

May 5, 2016