Form 10-Q
period 2016-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2016-11-03
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

At September 30, 2016, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2015 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
OPERATING REVENUES	$743.9	$719.8	$1,728.4	$1,749.8
COST OF SALES	269.8	259.8	645.4	682.3
OPERATING EXPENSES
Other operation and maintenance	115.2	107.4	356.3	337.3
Depreciation and amortization	80.8	75.9	235.9	224.0
Taxes other than income	20.9	21.0	63.6	65.7
Total operating expenses	216.9	204.3	655.8	627.0
OPERATING INCOME	257.2	255.7	427.2	440.5
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	3.9	2.2	9.2	5.4
Other income	2.9	4.8	11.3	9.8
Other expense	(0.8)	(0.4)	(2.2)	(1.3)
Net other income	6.0	6.6	18.3	13.9
INTEREST EXPENSE
Interest on long-term debt	35.4	36.7	106.3	110.1
Allowance for borrowed funds used during construction	(2.0)	(1.1)	(4.7)	(2.7)
Interest on short-term debt and other interest charges	0.9	0.8	3.2	3.1
Interest expense	34.3	36.4	104.8	110.5
INCOME BEFORE TAXES	228.9	225.9	340.7	343.9
INCOME TAX EXPENSE	69.0	63.0	102.4	94.9
NET INCOME	159.9	162.9	238.3	249.0
Other comprehensive income (loss), net of tax	—	—	—	—
COMPREHENSIVE INCOME	$159.9	$162.9	$238.3	$249.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$238.3	$249.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	235.9	224.0
Deferred income taxes and investment tax credits	92.6	124.5
Allowance for equity funds used during construction	(9.2)	(5.4)
Stock-based compensation expense	1.7	1.9
Regulatory assets	(10.5)	12.7
Regulatory liabilities	(9.8)	(13.9)
Other assets	13.5	10.7
Other liabilities	(16.6)	(2.1)
Change in certain current assets and liabilities
Accounts receivable, net	(49.1)	(33.8)
Accrued unbilled revenues	(17.5)	(22.4)
Fuel, materials and supplies inventories	30.9	(25.6)
Fuel clause under recoveries	(0.5)	66.7
Other current assets	(12.3)	(6.5)
Accounts payable	(72.0)	(51.1)
Accounts payable - affiliates	(0.8)	0.9
Income taxes payable - parent	9.2	(32.6)
Fuel clause over recoveries	(59.9)	34.5
Other current liabilities	21.9	20.1
Net Cash Provided from Operating Activities	385.8	551.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(466.7)	(371.0)
Proceeds from sale of assets	0.3	2.2
Net Cash Used in Investing Activities	(466.4)	(368.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	280.7	(92.7)
Payment of long-term debt	(110.1)	(0.1)
Dividends paid on common stock	(90.0)	(90.0)
Net Cash Provided from (Used in) Financing Activities	80.6	(182.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $2.0 and $1.4, respectively	$222.2	$173.1
Accrued unbilled revenues	71.0	53.5
Advances to parent	8.6	333.6
Fuel inventories	87.6	113.8
Materials and supplies, at average cost	74.1	78.8
Fuel clause under recoveries	0.5	—
Other	63.9	51.6
Total current assets	527.9	804.4
OTHER PROPERTY AND INVESTMENTS	5.2	5.6
PROPERTY, PLANT AND EQUIPMENT
In service	10,482.1	10,179.3
Construction work in progress	365.8	278.5
Total property, plant and equipment	10,847.9	10,457.8
Less accumulated depreciation	3,328.9	3,161.7
Net property, plant and equipment	7,519.0	7,296.1
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	404.8	402.2
Other	54.6	17.2
Total deferred charges and other assets	459.4	419.4
TOTAL ASSETS	$8,511.5	$8,525.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	September 30, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.4	$2.2
Accounts payable - other	121.4	236.0
Customer deposits	77.4	77.0
Accrued taxes	58.2	45.7
Accrued interest	32.8	42.8
Accrued compensation	23.9	23.8
Long-term debt due within one year	124.9	110.0
Fuel clause over recoveries	1.4	61.3
Other	62.5	43.6
Total current liabilities	503.9	642.4
LONG-TERM DEBT	2,405.4	2,529.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	176.1	179.9
Deferred income taxes	1,728.8	1,637.8
Regulatory liabilities	292.0	273.6
Other	134.6	106.8
Total deferred credits and other liabilities	2,331.5	2,198.1
Total liabilities	5,240.8	5,369.8
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,023.5	1,021.8
Retained earnings	2,247.2	2,133.9
Total stockholder's equity	3,270.7	3,155.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,511.5	$8,525.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2015	$100.9	$920.9	$2,133.9	$3,155.7
Net income	—	—	238.3	238.3
Dividends declared on common stock	—	—	(125.0)	(125.0)
Stock-based compensation	—	1.7	—	1.7
Balance at September 30, 2016	$100.9	$922.6	$2,247.2	$3,270.7

Balance at December 31, 2014	$100.9	$918.3	$1,985.0	$3,004.2
Net income	—	—	249.0	249.0
Dividends declared on common stock	—	—	(90.0)	(90.0)
Stock-based compensation	—	1.9	—	1.9
Balance at September 30, 2015	$100.9	$920.2	$2,144.0	$3,165.1

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2016 and December 31, 2015, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015, have been included and are of a normal recurring nature except as otherwise disclosed.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2015 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	September 30, 2016	December 31, 2015
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$48.9	$36.6
SPP cost tracker rider under recovery (A)	2.4	4.5
Fuel clause under recoveries	0.5	—
Other (A)	7.6	5.4
Total Current Regulatory Assets	$59.4	$46.5
Non-Current
Benefit obligations regulatory asset	$235.0	$242.2
Income taxes recoverable from customers, net	60.0	56.7
Smart Grid	43.4	43.6
Deferred storm expenses	35.9	27.6
Unamortized loss on reacquired debt	13.7	14.8
Other	16.8	17.3
Total Non-Current Regulatory Assets	$404.8	$402.2
Regulatory Liabilities
Current
Fuel clause over recoveries	$1.4	$61.3
Other (B)	3.8	7.5
Total Current Regulatory Liabilities	$5.2	$68.8
Non-Current
Accrued removal obligations, net	$260.1	$254.9
Pension tracker	30.9	17.7
Other (C)	1.0	1.0
Total Non-Current Regulatory Liabilities	$292.0	$273.6

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

(C)	Prior year amount of $1.0 million reclassified from Deferred Other Liabilities to Non-Current Regulatory Liabilities.

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

Asset Retirement Obligations

The following table summarizes changes to OG&E's asset retirement obligations during the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
(In millions)	2016	2015
Balance at January 1	$63.3	$58.6
Accretion expense	2.1	1.9
Liabilities settled	(0.2)	(0.4)
Revisions in estimated cash flows	—	1.6
Balance at September 30	$65.2	$61.7

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

The December 31, 2015 Condensed Balance Sheet has been adjusted for the reclassification of $16.3 million of debt issuance costs from Total Deferred Charges and Other Assets to Long-Term Debt to be consistent with the 2016 presentation due to the adoption of ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," in 2016.

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
Leases. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The main difference between current lease accounting and Topic 842 is the recognition of right-to-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance, but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. OG&E has started evaluating its current lease contracts. OG&E has not determined the amount of impact on its Condensed Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

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

OGE Energy charged operating costs to OG&E of $30.1 million and $29.6 million during the three months ended September 30, 2016 and 2015, respectively, and $97.0 million and $91.3 million for the nine months ended September 30, 2016 and 2015, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

OG&E entered into a contract with Enable to provide gas transportation services effective May 1, 2014. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Operating Revenues:
Electricity to power electric compression assets	$3.7	$4.4	$9.0	$11.1
Cost of Sales:
Natural gas transportation services	$8.8	$8.8	$26.3	$26.3
Natural gas purchases/(sales)	4.4	2.5	11.3	7.1

During the nine months ended September 30, 2016 and 2015, OG&E declared dividends to OGE Energy of $125.0 million and $90.0 million.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
Senior Notes	$2,385.0	$2,818.2	$2,493.9	$2,754.6
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.9	10.0	10.0	9.2

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2016 and 2015 related to performance units and restricted stock for OG&E employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Performance units
Total shareholder return	$0.5	$0.6	$1.5	$1.9
Earnings per share	(0.4)	(0.2)	—	0.2
Total performance units	0.1	0.4	1.5	2.1
Restricted stock	—	—	—	0.1
Total compensation expense	$0.1	$0.4	$1.5	$2.2
Income tax benefit	$—	$0.2	$0.5	$0.9

During the three and nine months ended September 30, 2016, OG&E issued an immaterial number of shares to satisfy restricted stock grants.

6.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2013 or state and local tax examinations by tax authorities for years prior to 2012.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

7.	Long-Term Debt

At September 30, 2016, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.84%	Garfield Industrial Authority, January 1, 2025	$47.0
0.07%	-	0.80%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.82%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

At September 30, 2016, there was $8.6 million in advances to OGE Energy compared to $333.6 million in advances to OGE Energy at December 31, 2015. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018. At September 30, 2016, there were no intercompany borrowings under this agreement. OG&E has a $400.0 million unsecured five-year revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2016, there were $1.7 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at September 30, 2016.

As of September 30, 2016, the commitment of $8.7 million of OG&E's credit facility was not extended and unless the non-extending lender is replaced in accordance with the terms of the credit facility, the commitment will expire December 13, 2017.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2016 (B)	2015 (B)	2016 (C)	2015 (C)	2016 (B)	2015 (B)	2016 (C)	2015 (C)
Service cost	$2.6	$2.7	$7.7	$7.7	$—	$0.1	$—	$0.1
Interest cost	4.8	5.1	14.4	14.9	0.1	0.1	0.1	0.1
Expected return on plan assets	(8.2)	(8.9)	(24.8)	(27.4)	—	—	—	—
Amortization of net loss	3.1	2.9	9.3	10.3	—	—	0.1	0.1
Amortization of unrecognized prior service cost (A)	—	0.1	—	0.4	—	—	—	—
Settlement	—	10.0	—	10.0	—	—	0.4	—
Net periodic benefit cost	$2.3	$11.9	$6.6	$15.9	$0.1	$0.2	$0.6	$0.3

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $2.4 million and $12.1 million of net periodic benefit cost recognized during the three months ended September 30, 2016 and 2015, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended September 30, 2016 of $2.4 million and a deferral of $4.7 million for the three months ended September 30, 2015, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1); and

•
during the three months ended September 30, 2016 there were no costs relating to the deferral of pension expense compared to $1.4 million for the three months ended September 30, 2015 related to the Arkansas jurisdictional portion of the pension settlement charge of $10.0 million during the three months ended September 30, 2015.

(C)	In addition to the $7.2 million and $16.2 million of net periodic benefit cost recognized during the nine months ended September 30, 2016 and 2015, respectively, OG&E recognized the following:

•
an increase in pension expense during the nine months ended September 30, 2016 and 2015 of $6.7 million and $0.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1); and

•
costs relating to the deferral of pension expense during the nine months ended September 30, 2016 and 2015 of $0.1 million and $1.4 million, respectively, related to the Arkansas jurisdictional portion of the pension settlement charge of $0.4 million and $10.0 million, respectively.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016 (B)	2015 (B)	2016 (C)	2015 (C)
Service cost	$0.1	$0.3	$0.4	$0.8
Interest cost	1.8	1.9	5.5	5.9
Expected return on plan assets	(0.6)	(0.5)	(1.6)	(1.6)
Amortization of net loss	0.6	3.0	1.9	8.9
Amortization of unrecognized prior service cost (A)	(1.5)	(3.4)	(4.6)	(10.2)
Net periodic benefit cost	$0.4	$1.3	$1.6	$3.8

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.4 million and $1.3 million of net periodic benefit cost recognized during the three months ended September 30, 2016 and 2015, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended September 30, 2016 and 2015 of $1.9 million and $1.4 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $1.6 million and $3.8 million of net periodic benefit cost recognized during the nine months ended September 30, 2016 and 2015, respectively, OG&E recognized an increase in postretirement medical expense during the nine months ended September 30, 2016 and 2015 of $5.9 million and $4.3 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Capitalized portion of net periodic pension benefit cost	$0.8	$0.6	$2.2	$1.9
Capitalized portion of net periodic postretirement benefit cost	0.2	0.4	0.6	1.2

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems.  The dry scrubbers are scheduled to be completed by 2019. More detail regarding the dry scrubber project can be found under “Pending Regulatory Matters” in Note 11.

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

In March 2014, the PUD Staff began their review of the Demand Program costs, including the lost revenues associated with the SmartHours program. In November 2014, OG&E believed that it had reached an agreement with the PUD Staff on the methodology to be used to calculate lost revenues associated with the SmartHours program and the amount of lost revenue for 2013, which totaled $10.1 million. The agreement also included utilizing the same methodology for calculating lost revenues for 2014 and beyond. In January 2015, OG&E implemented rates that began recovering the 2013 lost revenues (approximately $10.0 million annually).

In April 2015, the PUD Staff filed an application, seeking an order from the OCC, for determining the proper methodology for calculating lost revenues pursuant to OG&E’s Demand Program Rider, primarily affecting the SmartHours program lost revenues.  In the application, the PUD Staff recommended the OCC approve the PUD Staff's methodology for calculating lost revenues associated with the SmartHours program, which differed from the methodology that OG&E believes it agreed upon and which would result in recovery of significantly less lost revenue for 2013, 2014 and 2015 than OG&E had recorded.

On March 28, 2016, the ALJ issued her recommendation on the PUD Staff's application. She found, among other things, that OG&E and the PUD Staff had not reached an agreement on all aspects of the calculation of lost revenues, that OG&E’s methodology for calculating lost revenues was not consistent with the provisions of OG&E’s tariff, and that the PUD Staff’s methodology for calculating lost revenues was proper. The ALJ recommended that the OCC order OG&E to adjust its calculation of SmartHours lost revenue for 2013 through 2015 consistent with the PUD Staff’s methodology, but that such adjustment should only be applied on a prospective basis following the issuance of an order by the OCC.

On August 9, 2016, OG&E entered into a settlement agreement with the PUD Staff to resolve the recoverable amount of lost revenues associated with the SmartHours program. The settlement provides for recovery of $10.1 million per year for 2013, 2014 and 2015, for a total of $30.3 million. OG&E had recorded $36.6 million of lost revenues for 2013, 2014 and 2015. On August 16, 2016, the OCC issued an order adopting the settlement agreement. Accordingly, OG&E reduced lost revenues and the Oklahoma Demand Program Rider regulatory asset by $6.3 million.

Mustang Modernization Plan-Arkansas

On April 13, 2016, OG&E filed an application at the APSC seeking authority to construct combustion turbines at its existing Mustang generating facility.  Arkansas law requires a public utility to seek approval from the APSC to construct a power-generating facility located outside the boundaries of the state of Arkansas.  The application did not seek any cost recovery for the capital expenditures in the application, as cost recovery will be determined in future proceedings.  In July 2016, OG&E filed a motion to dismiss the APSC Mustang proceeding and in August, the APSC approved the dismissal. OG&E intends to seek cost recovery of the Mustang combustion turbines at a later date after the Mustang facility is placed in service.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015, approximately seven months after OG&E filed its application, and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install dry scrubbers at the Sooner facility on or before May 2, 2016. OG&E's application did not seek approval of the costs of the dry scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the dry scrubber project and OG&E is proceeding with the project. Two parties to the proceeding have appealed the OCC's decision to the Oklahoma Supreme Court. After the OCC provides a certified record to the Oklahoma Supreme Court, the parties will file briefs by the end of 2016 or the first quarter of 2017.

OG&E anticipates the total cost of dry scrubbers will be $547.5 million. As of September 30, 2016, OG&E had invested $138.6 million of construction work in progress on the dry scrubbers. OG&E anticipates the combustion turbines for the Mustang Modernization Plan will be $424.9 million. As of September 30, 2016, OG&E has invested $133.6 million on the Mustang Modernization Plan.

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

The hearings in this matter began on May 3, 2016.  While there is no statutory deadline for the ALJ to make a recommendation or for the commission to issue a final order, OG&E is allowed to implement increased rates subject to refund 180 days after the filing of its application on December 18, 2015. On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million while simultaneously reducing fuel costs billed to customers. The interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate case.

As of September 30, 2016, OG&E has recorded $23.6 million of revenues from the interim rate increase and has reserved $21.0 million of that revenue.

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The rate increase was based on a June 30, 2016 test year and included a recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The increase also reflects increases in operation and maintenance expenses, including vegetation management, and increased recovery of depreciation and dismantlement costs. OG&E has a hearing scheduled for the rate case in the second quarter of 2017.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. OG&E has verbally agreed to a March 9, 2017 hearing date.

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

Summary of Operating Results

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015

OG&E reported net income of $159.9 million and $162.9 million during the three months ended September 30, 2016 and 2015, respectively, a decrease of $3.0 million, or 1.8 percent, primarily due to an increase in other operation and maintenance expense, higher income tax expense, additional depreciation and amortization expense due to higher storm amortization and additional assets placed into service, and lower other income partially offset by an increase in gross margin and an increase in allowance for equity funds used during construction.

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

OG&E reported net income of $238.3 million and $249.0 million during the nine months ended September 30, 2016 and 2015, respectively, a decrease of $10.7 million, or 4.3 percent, primarily due to an increase in other operation and maintenance expense, higher depreciation and amortization expense due to additional assets being placed into service and an increase in income tax expense. These decreases were partially offset by an increase in gross margin, lower interest expense, higher other income and lower taxes other than income.

2016 Outlook

OG&E projects to earn approximately $288.0 million to $300.0 million in 2016. The guidance assumes, among other things, normal weather for remainder of the year and a final order before the end of 2016 from the OCC in OG&E's general rate case granting OG&E adequate rate relief. See OG&E's 2015 Form 10-K for other key factors and assumptions underlying its 2016 earnings guidance.

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

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2016 as compared to the same period in 2015 and OG&E's financial position at September 30, 2016. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2016	2015	2016	2015
Operating revenues	$743.9	$719.8	$1,728.4	$1,749.8
Cost of sales	269.8	259.8	645.4	682.3
Other operation and maintenance	115.2	107.4	356.3	337.3
Depreciation and amortization	80.8	75.9	235.9	224.0
Taxes other than income	20.9	21.0	63.6	65.7
Operating income	257.2	255.7	427.2	440.5
Allowance for equity funds used during construction	3.9	2.2	9.2	5.4
Other income	2.9	4.8	11.3	9.8
Other expense	0.8	0.4	2.2	1.3
Interest expense	34.3	36.4	104.8	110.5
Income tax expense	69.0	63.0	102.4	94.9
Net income	$159.9	$162.9	$238.3	$249.0
Operating revenues by classification
Residential	$351.9	$318.1	$750.0	$726.7
Commercial	188.4	176.5	434.2	423.0
Industrial	60.4	59.2	147.4	150.2
Oilfield	47.3	49.1	118.4	128.2
Public authorities and street light	66.8	63.4	154.4	154.1
Sales for resale	—	0.9	0.2	21.7
System sales revenues	714.8	667.2	1,604.6	1,603.9
Provision for rate refund	(21.0)	—	(21.0)	—
Integrated market	13.2	13.5	33.0	34.8
Other	36.9	39.1	111.8	111.1
Total operating revenues	$743.9	$719.8	$1,728.4	$1,749.8
Reconciliation of gross margin to revenue:
Operating revenues	$743.9	$719.8	$1,728.4	$1,749.8
Cost of sales	269.8	259.8	645.4	682.3
Gross margin	$474.1	$460.0	$1,083.0	$1,067.5
MWH sales by classification (In millions)
Residential	3.2	3.1	7.3	7.4
Commercial	2.1	2.1	5.7	5.7
Industrial	1.0	1.0	2.8	2.8
Oilfield	0.8	0.8	2.4	2.5
Public authorities and street light	0.9	0.9	2.4	2.4
Sales for resale	—	—	—	0.5
System sales	8.0	7.9	20.6	21.3
Integrated market	0.7	0.4	1.5	1.1
Total sales	8.7	8.3	22.1	22.4
Number of customers	832,234	821,596	832,234	821,596
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.688	2.668	2.366	2.666
Coal	2.222	2.209	2.251	2.170
Total fuel	2.337	2.300	2.175	2.245
Total fuel and purchased power	2.984	2.973	2.796	2.925
Degree days (A)
Heating - Actual	3	—	1,714	1,984
Heating - Normal	19	19	2,020	2,020
Cooling - Actual	1,450	1,372	2,082	1,993
Cooling - Normal	1,380	1,380	2,018	2,018

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

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015
OG&E's net income decreased $3.0 million, or 1.8 percent, during the three months ended September 30, 2016 as compared to the same period in 2015 primarily due to higher other operation and maintenance expense, higher income tax expense, higher depreciation and amortization expense and lower other income partially offset by higher gross margin, lower interest expense and lower taxes other than income.
Operating revenues were $743.9 million during the three months ended September 30, 2016 as compared to $719.8 million during the same period in 2015, an increase of $24.1 million, or 3.3 percent. Cost of sales were $269.8 million during the three months ended September 30, 2016 as compared to $259.8 million during the same period in 2015, an increase of $10.0 million, or 3.8 percent. Gross margin was $474.1 million during the three months ended September 30, 2016 as compared to $460.0 million during the same period in 2015, an increase of $14.1 million, or 3.1 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Interim rate increase - Oklahoma (A)	$23.6
Reserve for rate refund (A)	(21.0)
Price variance (B)	10.8
Non-residential demand and related revenues	1.1
New customer growth	0.8
Quantity variance (primarily weather)	0.7
Other	0.1
Expiration of AVEC contract (C)	(0.6)
Wholesale transmission revenue	(1.4)
Change in gross margin	$14.1

(A)
As discussed in Note 13, on July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. Interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the general rate case.

(B)	Increased primarily due to the pricing impact of weather related sales.

(C)	On June 30, 2015, the wholesale power contract with AVEC expired.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $164.5 million during the three months ended September 30, 2016 as compared to $148.7 million during the same period in 2015, an increase of $15.8 million, or 10.6 percent, primarily due to an increase in generation. Purchased power costs were $92.7 million during the three months ended September 30, 2016 as compared to $100.3 million during the same period in 2015, a decrease of $7.6 million, or 7.6 percent, primarily due to a decrease of $5.7 million in purchases from the SPP and a decrease of $1.6 million in cogeneration purchases. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Recovery Rider in Arkansas. Transmission related charges were $12.6 million during the three months ended September 30, 2016 as compared to $10.8 million during the same period in 2015, an increase of $1.8 million, or 16.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $115.2 million during the three months ended September 30, 2016 as compared to $107.4 million during the same period in 2015, an increase of $7.8 million, or 7.3 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Salaries and wages (A)	$3.5
Contract professional services (B)	3.4
Marketing (related to demand side management)	2.2
Maintenance at power plants (C)	1.7
Corporate allocations and overheads	0.4
Injuries and damages	(1.1)
Capitalized labor (D)	(2.3)
Change in other operation and maintenance expense	$7.8

(A)	Increased primarily due to increased overtime and an increase in incentive compensation.

(B)	Increased primarily due to increased engineering services.

(C)	Increased primarily due to increased work performed at the power plants.

(D)	Decreased primarily due to capitalized labor related to storms.

Depreciation and amortization expense was $80.8 million during the three months ended September 30, 2016 as compared to $75.9 million during the same period in 2015, an increase of $4.9 million, or 6.5 percent, primarily due to higher storm amortization and additional assets being placed in service.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $3.9 million during the three months ended September 30, 2016 as compared to $2.2 million during the same period in 2015, an increase of $1.7 million or 77.3 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $2.9 million during the three months ended September 30, 2016 as compared to $4.8 million during the same period in 2015, a decrease of $1.9 million, or 39.6 percent, primarily due to lower guaranteed flat bill margins and lower non-utility income from contract work partially offset by an increase in the tax gross up related to higher allowance for funds used during construction.

Income Tax Expense. Income tax expense was $69.0 million during the three months ended September 30, 2016 as compared to $63.0 million during the same period in 2015, an increase of $6.0 million, or 9.5 percent, primarily due to higher pre-tax income and a reduction in wind related tax credits generated.

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015
OG&E's net income decreased $10.7 million, or 4.3 percent, during the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to higher other operation and maintenance expense, higher depreciation and amortization expense and higher income tax expense partially offset by higher gross margin, lower interest expense, higher other income and lower taxes other than income.

Operating revenues were $1,728.4 million during the nine months ended September 30, 2016 as compared to $1,749.8 million during the same period in 2015, a decrease of $21.4 million, or 1.2 percent. Cost of sales were $645.4 million during the nine months ended September 30, 2016 as compared to $682.3 million during the same period in 2015, a decrease of $36.9 million, or 5.4 percent. Gross margin was $1,083.0 million during the nine months ended September 30, 2016 as compared to $1,067.5 million during the same period in 2015, an increase of $15.5 million, or 1.5 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Interim rate increase - Oklahoma (A)	$23.6
Reserve rate for refund (A)	(21.0)
Price variance (B)	21.2
Wholesale transmission revenue (C)	4.7
New customer growth	1.9
Non-residential demand and related revenues	(0.6)
Quantity variance (primarily weather)	(1.5)
Other	(3.1)
Expiration of AVEC contract (D)	(9.7)
Change in gross margin	$15.5

(A)
As discussed in Note 13, on July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. Interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the general rate case.

(B)	Increased primarily due to the reversal of a reserve for gas transportation charges in addition to the pricing impact of weather related sales.

(C)
Increased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and 2015 as well as a true up for Network Integration Transmission Services in the SPP formula rate for 2015.

(D)	On June 30, 2015, the wholesale power contract with AVEC expired.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $330.1 million during the nine months ended September 30, 2016 as compared to $368.4 million during the same period in 2015, a decrease of $38.3 million, or 10.4 percent, primarily due to a decrease in generation due to lower sales. Purchased power costs were $276.8 million during the nine months ended September 30, 2016 as compared to $280.9 million during the same period in 2015, a decrease of $4.1 million, or 1.5 percent, primarily due to a decrease of $8.5 million in purchases from the SPP partially offset by an increase of $2.4 million in wind purchases, an increase of $1.4 million in cogeneration purchases and an increase of $0.5 million from transmission and curtailment expenses. Transmission expense is charged to OG&E by the SPP for the utilization of transmission systems owned by other SPP members and is recovered from retail customers through the SPP Cost Tracker in Oklahoma and through the Transmission Cost Recovery Rider in Arkansas. Transmission related charges were $38.5 million during the nine months ended September 30, 2016 as compared to $33.0 million during the same period in 2015, an increase of $5.5 million, or 16.7 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

Operating Expenses

Other operation and maintenance expense was $356.3 million during the nine months ended September 30, 2016 as compared to $337.3 million during the same period in 2015, an increase of $19.0 million, or 5.6 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Salaries and wages (A)	$6.2
Contract professional services (B)	4.7
Maintenance at power plants (C)	4.6
Corporate allocations and overheads (D)	4.5
Vegetation management (E)	3.6
Marketing (related to demand side management)	2.8
Employee benefits	(1.1)
Injuries and damages	(1.1)
Software expense	(1.5)
Capitalized labor (F)	(3.8)
Change in other operation and maintenance expense	$18.9

(A)	Increased primarily due to annual salary increases and an increase in incentive compensation.

(B)	Increased primarily due to increased engineering services.

(C)	Increased primarily due to increased work performed at the power plants.

(D)	Increased primarily due to additional information technology and facility direct support.

(E)	Increased primarily due to timing of vegetation management.

(F)	Decreased primarily due to capitalized labor related to storms.

Depreciation and amortization expense was $235.9 million during the nine months ended September 30, 2016 as compared to $224.0 million during the same period in 2015, an increase of $11.9 million, or 5.3 percent, primarily due to additional assets being placed in service.

Additional Information

Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $9.2 million during the nine months ended September 30, 2016 as compared to $5.4 million during the same period in 2015, an increase of $3.8 million, or 70.4 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $11.3 million during the nine months ended September 30, 2016 as compared to $9.8 million during the same period in 2015, an increase of $1.5 million, or 15.3 percent, primarily due to an increase in the tax gross up related to higher allowance for funds used during construction partially offset by lower non-utility income from contract work.

Allowance for Borrowed Funds Used During Construction. Allowance for Borrowed Funds Used During Construction was $4.7 million during the nine months ended September 30, 2016 as compared to $2.7 million during the same period in 2015, an increase of $2.0 million, or 74.1 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Income Tax Expense. Income tax expense was $102.4 million during the nine months ended September 30, 2016 as compared to $94.9 million during the same period in 2015, an increase of $7.5 million, or 7.9 percent, primarily due to a reduction in wind related tax credits generated partially offset by lower pretax income.
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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $293.2 million and $226.6 million at September 30, 2016 and December 31, 2015, respectively, an increase of $66.6 million, or 29.4 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in September 2016 as compared to December 2015.

Advances to Parent. The balance in Advances to Parent was $8.6 million and $333.6 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $325.0 million, or 97.4 percent. The change in Advances to Parent is primarily due to additional capital expenditures during the nine months ended September 30, 2016, payment of long-term debt in January 2016 and customer refunds of over-recovered fuel.

Fuel Inventories. The balance of Fuel Inventories was $87.6 million and $113.8 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $26.2 million, or 23.0 percent, primarily due to lower coal inventory balances from higher coal generation.

Other Current Assets. The balance of Other Current Assets was $63.9 million and $51.6 million at September 30, 2016 and December 31, 2015, respectively, an increase of $12.3 million, or 23.8 percent, primarily due to reduced revenue collections from customers and increased revenue requirements that are not included in current rates.

Accounts Payable. The balance of Accounts Payable was $122.8 million and $238.2 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $115.4 million, or 48.4 percent, primarily due to the timing of vendor payments and a decrease in accruals.

Accrued Taxes. The balance of Accrued Taxes was 58.2 million and 45.7 million at September 30, 2016 and December 31, 2015, respectively, an increase of $12.5 million, or 27.4 percent, primarily resulting from ad valorem tax accruals of approximately $57.6 million offset by payments of approximately $45.5 million.

Accrued Interest. The balance of Accrued Interest was $32.8 million and $42.8 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $10.0 million, or 23.4 percent, primarily due to long-term debt that matured in January 2016 and the timing of interest payments on long-term debt in 2016.

Long-Term Debt Due Within One Year. The balance in Long-term Debt Due Within One Year was $124.9 million and $110.0 million at September 30, 2016 and December 31, 2015, respectively, an increase of $14.9 million, or 13.5 percent, primarily due to long-term debt that matured in January 2016 and the reclassification of long-term debt that will mature July 2017.

Fuel Clause Over Recoveries. The balance of Fuel Clause Over Recoveries was $1.4 million and $61.3 million at September 30, 2016 and December 31, 2015, respectively, a decrease of $59.9 million, or 97.7 percent, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $62.5 million and $43.6 million at September 30, 2016 and December 31, 2015, respectively, an increase of $18.9 million, or 43.3 percent, primarily due to revenue that has been collected from customers but is reserved until OG&E receives a rate case order from the OCC.

Cash Flows

	Nine Months Ended
	September 30,		2016 vs. 2015
(In millions)	2016	2015	$ Change	% Change
Net cash provided from operating activities	$385.8	$551.6	$(165.8)	(30.1)%
Net cash used in investing activities	(466.4)	(368.8)	(97.6)	26.5%
Net cash provided from (used in) financing activities	80.6	(182.8)	263.4	*
* Change is greater than 100 percent variance.

Operating Activities

The decrease of $165.8 million, or 30.1 percent, in net cash provided from operating activities during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to higher fuel refunds during the nine months ended September 30, 2016 as compared to higher fuel recoveries in 2015.

Investing Activities

The increase of $97.6 million, or 26.5 percent, in net cash used in investing activities during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to an increase in capital expenditures related to environmental projects.

Financing Activities

The increase of $263.4 million in net cash provided from financing activities during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to changes in cash advances with parent partially offset by the payment of long-term debt in January 2016.

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

(In millions)	2016	2017	2018	2019	2020
Base Transmission	$50	$35	$30	$30	$30
Base Distribution	185	195	175	175	175
Base Generation	45	40	75	75	75
Other	40	35	25	25	25
Total Base Transmission, Distribution, Generation and Other	320	305	305	305	305
Known and Committed Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	45	55	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	20	150	20	—	—
Total Transmission Projects	65	205	40	20	20
Other Projects:
Environmental - low NOX burners (D)	20	10	—	—	—
Environmental - dry scrubbers (D)	125	145	85	25	—
Combustion turbines - Mustang	150	160	30	—	—
Environmental - natural gas conversion (D)	—	20	25	25	—
Allowance of funds used during construction and ad valorem taxes	20	55	40	5	—
Total Other Projects	315	390	180	55	—
Total Known and Committed Projects	380	595	220	75	20
Total	$700	$900	$525	$380	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. Approximately $5.0 million of the estimated cost has been spent prior to 2016.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation; construction of the Mathewson substation on this transmission line. Approximately $55.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations will go into service in 2016; $35.0 million has been spent prior to 2016.	$185	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E’s ECP can be found in Note 11 and under “Environmental Laws and Regulations” within “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this Form 10-Q.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based on their impact on OG&E's financial objectives.

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

Short-Term Debt and Credit Facility

At September 30, 2016 there was $8.6 million in advances to OGE Energy compared to $333.6 million in advances to OGE Energy at December 31, 2015. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018. At September 30, 2016, there were no intercompany borrowings under this agreement.  OG&E has a $400.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2016, there were $1.7 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at September 30, 2016. At September 30, 2016, OG&E had $398.3 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2015 and ending December 31, 2016. OG&E has requested renewal of this authority for an additional two-year period and expects to receive approval prior to the expiration of its current authority. See Note 8 for a discussion of OG&E's short-term debt activity.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment, the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2015 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows. See Notes 10 and 11 for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment.  Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2015 Form 10-K. Except as set forth below, there have been no material changes to such items.

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

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing dry scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019 and approval for a recovery mechanism for the associated costs. The OCC hearing on OG&E's application before an ALJ began on March 3, 2015, approximately seven months after OG&E filed its application, and concluded on April 8, 2015. Multiple parties advocating a variety of positions intervened in the proceeding.
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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install dry scrubbers at the Sooner facility on or before May 2, 2016. OG&E's application did not seek approval of the costs of the dry scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the dry scrubber project and OG&E is proceeding with the project. Two parties to the proceeding have appealed the OCC's decision to the Oklahoma Supreme Court. After the OCC provides a certified record to the Oklahoma Supreme Court, the parties will file briefs by the end of 2016 or the first quarter of 2017.

As of September 30, 2016, OG&E had incurred $138.6 million of construction work in progress on the dry scrubbers.

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

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR which had been previously remanded back to the EPA by the D.C. Circuit Court of Appeals. The new rule, which was proposed on December 3, 2015, applies to ozone season, NOx only, in 22 eastern states including Oklahoma, utilizes a cap and trade program for NOx emissions and will take effect on May 1, 2017. The final rule reduces the 2016 CSAPR emissions cap from all seven of OG&E’s coal and gas facilities by 47 percent combined. OG&E does not anticipate additional capital expenditures beyond what has been disclosed to comply with this new rule, and does not expect the reduced emissions cap will have a material impact on OG&E's financial position, results of operations or cash flows.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2016, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

In August of 2013, the Sierra Club and the Natural Resources Defense Council filed a complaint under the citizen suit provision of the Clean Air Act based on the EPA's failure to promulgate and publish designations for the 2010 revised primary SO2 NAAQS. On March 2, 2015, the U.S. District Court for the Northern District of California issued an order granting the EPA and the Sierra Club's joint motion to approve and enter a consent decree that set forth mandatory deadlines for the EPA to issue designations for all areas of the country that remained undesignated. On September 18, 2015 the ODEQ reported to the EPA that no areas in Oklahoma should be designated as non-attainment for the 2010 SO2 standard.  In a letter dated February 11, 2016, EPA Region 6 notified Oklahoma of their intent to designate part of Muskogee County in which OG&E’s Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS. This new designation was required to be finalized according to the EPA-Sierra Club consent decree by July 2, 2016. On June 17, 2016 and again on August 30, 2016, the EPA and the Sierra Club entered into a joint agreement to extend the July 2, 2016 deadline for certain areas including the Muskogee area. The date for a final EPA decision on the proposed designation for the Muskogee area is pending. The EPA published final decisions on all other areas not subject to the extension on July 2, 2016. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard. On August 21, 2015, the EPA finalized a data requirements rule for implementing the 2010 SO2 standard requiring air agencies to characterize air quality around sources that emit 2,000 tons per year or more of SO2 via air quality modeling or ambient air monitoring.  On June 28, 2016, the ODEQ filed their emissions monitoring plan with the EPA in compliance with the rule, stating that ambient monitoring will be used as the method for characterizing air quality for sources which release 2,000 tons of SO2 per year or more.  At this time, OG&E cannot determine with any certainty whether this determination will cause a material impact to OG&E's financial results.

On September 30, 2015 the EPA finalized a new ambient standard for ozone at 70 Ppb which is more stringent than the current standard of 75 Ppb, set in 2008. In September 2016, Governor Mary Fallin submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. This recommendation is subject to approval by the EPA.

OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

Clean Power Plan
On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs/MWh) and mass-based (tons/yr) goals. The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule.  The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma. The Clean Power Plan required that states submit to the EPA plans for achieving the state-specific CO2 reduction goals by September 6, 2016 or submit an extension request for up to two years. The compliance period was to begin in 2022, and emission reductions were to be phased in by 2030. The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan was not submitted to the EPA by the required deadline.

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

EPA Startup, Shutdown, and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the outdated provisions in the SIPs of 36 states, including Oklahoma, regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy to assure consistency with the Clean Air Act and other recent court decisions. The Oklahoma Department of Environmental Quality is in the process of developing a SIP to comply with this rule, which is to be submitted to the EPA before November 2016. Although the extent of impact is not known, this rule will impact certain OG&E units.

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

In 2014, OG&E enrolled in the Western Association of Fish and Wildlife Agencies range-wide conservation plan which consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The range-wide conservation plan was approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. On September 1, 2015, the U.S. District Court Western District of Texas vacated federal protections for the lesser prairie chicken based on the U.S. Fish and Wildlife Service's failure to thoroughly consider the active conservation efforts in making the listing decision. On July 19, 2016, the U.S. Fish and Wildlife Service issued a final rule to amend its regulations to remove the lesser prairie chicken from the list of threatened species under the Endangered Species Act. On September 8, 2016, WildEarth Guardians, Defenders of Wildlife and the Center for Biological Diversity filed a petition with the U.S. Fish and Wildlife Services to list the lesser prairie chicken as "endangered" under the Endangered Species Act. OG&E will continue to monitor the progress of the petition.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating dry scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the dry scrubber systems.  The dry scrubbers are scheduled to be completed by 2019. More detail regarding the dry scrubber project can be found under “Pending Regulatory Matters” in Note 11.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 10.

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

November 3, 2016