Form 10-K
period 2016-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 2017-02-23
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $0. As of such date, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp.
At January 31, 2017, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.
DOCUMENTS INCORPORATED BY REFERENCE
None
Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
401(k) Plan	Qualified defined contribution retirement plan
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Financial Accounting Standards Board Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
Bcf/d	Billion cubic feet per day
CSAPR	Cross-State Air Pollution Rule
Code	Internal Revenue Code of 1986
CO2	Carbon dioxide
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, partnership between OGE Energy, the ArcLight Group and CenterPoint Energy, Inc. formed to own and operate the midstream businesses of OGE Energy and CenterPoint
Enogex	Enogex Holdings LLC, collectively with its subsidiaries, a majority-owned subsidiary of OGE Energy
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
MMBtu	Million British thermal unit
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines with 400 MW of new, efficient combustion turbines at the Mustang site in 2017
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
ODEQ	Oklahoma Department of Environmental Quality
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
QF	Qualified cogeneration facilities
QF contracts	Contracts with QFs and small power production producers
Regional Haze Rule	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-K, including those matters discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•
general economic conditions, including the availability of credit, access to existing lines of credit, access to the commercial paper markets, actions of rating agencies and their impact on capital expenditures;

•	the ability of OG&E and OGE Energy to access the capital markets and obtain financing on favorable terms as well as inflation rates and monetary fluctuations;

•	the ability to obtain timely and sufficient rate relief to allow for recovery of items such as capital expenditures, fuel costs, operating costs, transmission costs and deferred expenditures;

•	prices and availability of electricity, coal and natural gas;

•	business conditions in the energy industry;

•	competitive factors including the extent and timing of the entry of additional competition in the markets served by OG&E;

•	the impact on demand for our services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;

•	technological developments, changing markets and other factors that result in competitive disadvantages and create the potential for impairment of existing assets;

•
factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, unusual maintenance or repairs; unanticipated changes to fossil fuel, natural gas or coal supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints;

•	availability and prices of raw materials for current and future construction projects;

•	the effect of retroactive pricing of transactions in the SPP markets or adjustments in market pricing mechanisms by the SPP;

•
Federal or state legislation and regulatory decisions and initiatives that affect cost and investment recovery, have an impact on rate structures or affect the speed and degree to which competition enters OG&E's markets;

•	environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way OG&E operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility industry;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors."

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

•	Having strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Complying with the EPA's MATS and Regional Haze Rule requirements.

•	Ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

General

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma and 26 are in Arkansas. OG&E derived 92 percent of its total electric operating revenues in 2016 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

OG&E's system control area peak demand in 2016 was 6,538 MWs on August 11, 2016. OG&E's load responsibility peak demand was 6,008 MWs on August 11, 2016. As reflected in the table below and in the operating statistics that follow, there were 26.9 million MWh system sales in 2016, 27.2 million MWh system sales in 2015 and 28.0 million MWh system sales in 2014. Variations in system sales for the three years are reflected in the following table:

Year ended December 31	2016	2016 vs. 2015	2015	2015 vs. 2014	2014
System sales - (Millions of MWh)	26.9	(1.1)%	27.2	(2.9)%	28.0

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year ended December 31	2016	2015	2014
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	21.4	20.9	22.8
Purchased	9.6	9.2	8.8
Total generated and purchased	31.0	30.1	31.6
OG&E use, free service and losses	(1.1)	(1.2)	(1.4)
Electric energy sold	29.9	28.9	30.2
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.3	9.2	9.4
Commercial	7.6	7.4	7.2
Industrial	3.6	3.6	3.8
Oilfield	3.2	3.4	3.4
Public authorities and street light	3.2	3.1	3.2
Sales for resale	—	0.5	1.0
System sales	26.9	27.2	28.0
Integrated market	3.0	1.7	2.2
Total sales	29.9	28.9	30.2
ELECTRIC OPERATING REVENUES (In millions)
Residential	$951.9	$896.5	$925.5
Commercial	573.7	535.0	583.3
Industrial	194.6	190.6	224.5
Oilfield	156.9	162.8	188.3
Public authorities and street light	204.3	194.2	220.3
Sales for resale	0.3	21.7	52.9
System sales revenues	2,081.7	2,000.8	2,194.8
Provision for rate refund	(33.6)	—	—
Integrated market	49.3	48.6	94.1
Other	161.8	147.5	164.2
Total operating revenues	$2,259.2	$2,196.9	$2,453.1
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	712,467	705,294	697,048
Commercial	94,790	93,401	91,966
Industrial	2,831	2,872	2,901
Oilfield	6,469	6,328	6,460
Public authorities and street light	17,025	16,880	16,581
Sales for resale	—	1	26
Total customers	833,582	824,776	814,982
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,342.88	$1,278.51	$1,334.05
Average annual use (kilowatt-hour)	13,105	13,062	13,540
Average price per kilowatt-hour (cents)	10.25	9.79	9.85

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2016, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

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
On July 1, 2016, the Court upheld the FERC's decision requiring removal of the "right of first refusal" for incumbent transmission providers from the SPP Membership Agreement. The Court determined that the FERC had reasonably found the "right of first refusal" in the SPP Membership Agreement to be anticompetitive.

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

Oklahoma Demand Program Rider Review - SmartHours Program

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with demand programs through the Oklahoma Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off-peak hours during the months of May through October, by offering lower rates to those customers in the off-peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates. Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

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

Mustang Modernization Plan - Arkansas

On April 13, 2016, OG&E filed an application at the APSC seeking authority to construct combustion turbines at its existing Mustang generating facility.  Arkansas law requires a public utility to seek approval from the APSC to construct a power-generating facility located outside the boundaries of the state of Arkansas.  The application did not seek any cost recovery for the capital expenditures in the application, as cost recovery will be determined in future proceedings.  In July 2016, OG&E filed a motion to dismiss this proceeding and in August, the APSC approved the dismissal. OG&E intends to seek cost recovery of the Mustang combustion turbines at a later date after the Mustang facility is placed in service.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines with 400 MWs of new, efficient combustion turbines at the Mustang site and approval for a recovery mechanism for the associated costs.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. OG&E is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $547.5 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of December 31, 2016, OG&E had invested $208.7 million of construction work in progress on the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $424.9 million and expects the project to be completed in late 2017. As of December 31, 2016, OG&E had invested $187.8 million on the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Arkansas by October 1, 2017 and in Oklahoma by October 1, 2018.

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

In late March 2016, the PUD Staff and other intervenors filed testimony in the case.  The PUD Staff recommended a $6.1 million annual rate increase based on a return on equity of 9.25 percent and a common equity percentage of 53.0 percent.  Included in the PUD Staff's recommendation is a reduction of $33.0 million to OG&E’s requested increase for depreciation and plant dismantlement.

The staff of the Oklahoma Attorney General made a recommendation to reduce rates $10.8 million based on a return on equity of 9.25 percent and a common equity percentage of 50 percent, as well as a recommendation to reduce rates $13.7 million based on a return on equity of 8.90 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Attorney General's recommendation is a reduction of $20.9 million to OG&E’s requested increase for depreciation and plant dismantlement.

The Oklahoma Industrial Energy Consumers recommended a $47.9 million annual rate decrease based on a return on equity of 9.00 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Industrial Energy Consumers' recommendation is a reduction of $52.5 million to OG&E’s requested increase for depreciation and plant dismantlement.

On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million which is subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate case. As of December 31, 2016, OG&E has recorded $39.0 million of revenues from the interim rate increase and has reserved $33.7 million of that revenue.

In December 2016, the ALJ issued a report and recommendations in the case. The ALJ's recommendations include, among other things, the use of OG&E's actual capital structure of 53 percent equity and 47 percent long-term debt and a return on equity of 9.87 percent resulting in an annual increase in OG&E's revenues of $40.7 million. The parties provided comments on the ALJ's report in early January 2017, and the OCC held hearings in early February 2017. OG&E is unable to predict what action the OCC will take, or the timing of such action.

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The rate increase was based on a June 30, 2016 test year and included a recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The increase also reflects increases in operation and maintenance expenses, including vegetation management costs, and increased recovery of depreciation and dismantlement costs. A hearing in this matter is scheduled for the second quarter of 2017.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. A hearing in this Cause will be held on March 30, 2017.

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

At December 31, 2016 and 2015, OG&E had regulatory assets of $526.6 million and $448.7 million, respectively, and regulatory liabilities of $312.0 million and $342.4 million, respectively. See Note 1 for a further discussion.
Management continuously monitors the future recoverability of regulatory assets.  When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate.  If OG&E were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets, which could have significant financial effects.

Rate Structures
Oklahoma
OG&E's standard tariff rates include a cost-of-service component (including an authorized return on capital) plus a fuel adjustment clause mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power.
OG&E offers several alternate customer programs and rate options.  Under OG&E's Smart Grid enabled SmartHours programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity and costs are at their lowest. The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year. Another tariff rate option provides a "renewable energy" resource to OG&E's Oklahoma retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Oklahoma retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. Another program being offered to OG&E's commercial and industrial customers is a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days, but may not be able to curtail every time that a curtailment event is required. OG&E also offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.
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
Arkansas
OG&E's standard tariff rates include a cost-of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. OG&E offers several alternate customer programs and rate options. The "time-of-use" and "variable peak pricing" tariffs allow participating customers to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest. A second tariff rate option provides a "renewable energy" resource to OG&E's Arkansas retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Arkansas retail customers.  OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. OG&E offers its commercial and industrial customers a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action. OG&E offers certain qualifying customers a "day-ahead price" rate option which allows participating customers to adjust their electricity consumption based on a price signal received from OG&E. The day-ahead price is based on OG&E's projected next day hourly operating costs.

Fuel Supply and Generation
In 2016, 48.0 percent of OG&E-generated energy was produced by coal-fired units, 45.3 percent by natural gas-fired units and 6.7 percent by wind-powered units. Of OG&E's 6,667 total MWs of generation capability reflected in the table under Item 2. Properties, 3,650 MWs, or 54.7 percent, are from natural gas generation, 2,568 MWs, or 38.5 percent, are from coal generation and 449 MWs, or 6.8 percent, are from wind generation. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year ended December 31 (In cents/Kilowatt-Hour)	2016	2015	2014	2013	2012
Natural gas	2.488	2.529	4.506	3.905	2.930
Coal	2.213	2.187	2.152	2.273	2.310
Weighted average	2.199	2.196	2.752	2.784	2.437
The increase in the weighted average cost of fuel in 2016 as compared to 2015 was primarily due to higher coal prices. The decrease in the weighted average cost of fuel in 2015 as compared to 2014 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2014 as compared to 2013 was primarily due to less natural gas used, partially offset by higher natural gas prices. The increase in the weighted average cost of fuel in 2013 as compared to 2012 was primarily due to higher gas prices. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
OG&E participates in the SPP Integrated Marketplace. As part of the Integrated Marketplace, the SPP has balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations, and determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

Coal
OG&E's coal-fired units, with an aggregate capability of 2,568 MWs, are designed to burn low sulfur western sub-bituminous coal. The combination of all coal has a weighted average sulfur content of 0.24 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.5 lbs of SO2 per MMBtu.
For 2017, OG&E has acquired 100 percent of its forecasted annual coal usage via existing inventory and purchase contracts that expire in December 2017. In 2016, OG&E purchased 5.5 million tons of coal from various Wyoming suppliers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.

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
Solar

In 2015, OG&E placed its first solar plant in service. The plant consists of two separate solar farms and is located in Oklahoma City, on the site of the Mustang generating facility. The Mustang solar plant has a maximum capacity of 2.5 MWs and consists of almost 10,000 photovoltaic panels.

OG&E expects to begin construction on 10 MWs of new solar farms in 2017. OG&E will evaluate the need to build additional solar plants, based on customer demand, cost, and reliability.

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

Under the Obama administration, the trend in environmental regulation was to place more restrictions and limitations on activities that may affect the environment. OG&E is unable to predict what changes the Trump administration may have on proposed or existing environmental regulations. OG&E cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause it to incur significant costs.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2017 will be $241.3 million, of which $221.9 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2018 will be approximately $180.8 million, of which $161.6 million is for capital expenditures. The amounts above include capital expenditures for low NOX burners, Dry Scrubbers and gas conversions. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

For a further discussion of environmental matters that may affect OG&E, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Environmental Laws and Regulations" in this Form 10-K.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2017 through 2021 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2017	2018	2019	2020	2021
Base Transmission	$35	$30	$30	$30	$30
Base Distribution	195	175	175	175	175
Base Generation	40	75	75	75	75
Other	35	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	305	305	305	305	305
Known and Committed Non-Base Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	155	20	—	—	—
Total Transmission Projects	205	40	20	20	20
Other Projects:
Solar	20	—	—	—	—
Environmental - low NOX burners (D)	15	—	—	—	—
Environmental - Dry Scrubbers (D)	160	95	15	—	—
Combustion turbines - Mustang	170	35	—	—	—
Environmental - natural gas conversion (D)	20	25	25	—	—
Allowance of funds used during construction and ad valorem taxes	55	40	5	—	—
Total Other Projects	440	195	45	—	—
Total Known and Committed Non-Base Projects	645	235	65	20	20
Total	$950	$540	$370	$325	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. $5.0 million of the estimated cost has been spent prior to 2017.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $50.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations went into service in 2016; $55.0 million has been spent prior to 2017.	$185	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze Rule. More detailed discussion regarding Regional Haze Rule and OG&E’s ECP can be found in Note 12 and under "Environmental Laws and Regulations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 of this Form 10-K.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Pension and Postretirement Benefit Plans

 During 2016, OGE Energy made a $20.0 million contribution to its Pension Plan, of which none related to OG&E. During 2015, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2017. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Future Capital Requirements and Financing Activities" for a discussion of OGE Energy's pension and postretirement benefit plans.

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

Short-Term Debt and Credit Facility

Short-term borrowings generally are used to meet working capital requirements. OG&E borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. At December 31, 2016, there were $49.9 million in advances from OGE Energy compared to $333.6 million in advances to OGE Energy at December 31, 2015. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018.  OG&E has a $400.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2016, there was $1.8 million supporting letters of credit at a weighted-average interest rate of 0.945 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2016.  At December 31, 2016, OG&E had $398.2 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 10 for a discussion of OG&E's short-term debt activity.

In December 2011, OG&E entered into an unsecured revolving credit agreement for $400.0 million which expires in December 2018. OG&E expects to replace the existing agreement with a new revolving credit agreement during 2017, under terms and conditions generally similar to the existing agreement.

Expected Issuance of Long-Term Debt

OG&E expects to issue $300.0 million of long-term debt during the first half of 2017, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

EMPLOYEES
OG&E had 1,865 employees at December 31, 2016.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 22, 2017:

Name	Age	Title
Sean Trauschke	49	Chairman of the Board, President and Chief Executive Officer
E. Keith Mitchell	54	Chief Operating Officer
Stephen E. Merrill	52	Chief Financial Officer
Scott Forbes	59	Controller and Chief Accounting Officer
Patricia D. Horn	58	Vice President - Governance and Corporate Secretary
Jean C. Leger, Jr.	58	Vice President - Utility Operations
Kenneth R. Grant	51	Vice President- Sales and Marketing
Cristina F. McQuistion	52	Vice President - Chief Information Officer
Jerry A. Peace	54	Vice President - Integrated Resource Planning and Development
Paul L. Renfrow	60	Vice President - Public Affairs and Corporate Administration
William H. Sultemeier	49	General Counsel
Charles B. Walworth	42	Treasurer

No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Trauschke, Merrill, Forbes, Renfrow, Sultemeier, Walworth and Ms. Horn are also officers of OGE Energy. Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareholders of OGE Energy, currently scheduled for May 18, 2017.

Mr. Trauschke is a member of the Board of Directors of Enable GP, LLC, the general partner of Enable. Mr. Merrill will become a member of the Board of Directors of Enable GP, LLC on March 1, 2017.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Sean Trauschke	2015 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2014 - 2015:	President of OGE Energy Corp.
	2012 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	2015 - Present:	Chief Operating Officer of OG&E
	2013 - 2015:	Executive Vice President and Chief Operating Officer of Enable Midstream Partners, LP
	2012 - 2013:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
Stephen E. Merrill	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - 2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable Midstream Partners, LP
	2012 - 2013:	Chief Operating Officer of Enogex LLC
Scott Forbes	2012 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
	2012 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
	2012:	Vice President - Governance, Environmental, Health & Safety; Corporate Secretary of OGE Energy Corp.
Jean C. Leger, Jr.	2012 - Present:	Vice President - Utility Operations of OG&E
Kenneth R. Grant	2016 - Present:	Vice President - Sales and Marketing of OG&E
	2015:	Vice President Marketing and Product Development of OG&E
	2013 - 2015:	Managing Director Tech Solutions & Ops of OG&E
	2012 - 2013:	Managing Director Customer Solutions of OG&E
Cristina F. McQuistion	2017 - Present:	Vice President - Chief Information Officer of OG&E
	2016 - 2017:	Vice President - Chief Information Officer and Utility Strategy of OG&E
	2014 - 2015:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
	2012 - 2013:	Vice President - Strategy and Performance Improvement of OGE Energy Corp. and OG&E
Jerry A. Peace	2016 - Present:	Vice President - Integrated Resource Planning and Development of OG&E
	2014 - 2015	Chief Generation Planning and Procurement Officer of OG&E
	2012 - 2014:	Chief Risk Officer of OGE Energy Corp.
Paul L. Renfrow	2014 - Present:	Vice President - Public Affairs and Corporate Administration of OGE Energy Corp.
	2012 - 2014:	Vice President - Public Affairs, Human Resources and Health & Safety of OGE Energy Corp.
William H. Sultemeier	2017 - Present:	General Counsel of OGE Energy Corp.
	2016:	Partner - Jones Day
	2012-2015:	Shareholder - Greenberg Traurig, LLP
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp.
	2012 - 2014:	Assistant Treasurer of OGE Energy Corp.
	2012:	Senior Manager Finance of OGE Energy Corp.

ACCESS TO SECURITIES AND EXCHANGE COMMISSION FILINGS

OGE Energy's website address is www.oge.com. Through OGE Energy's website under the heading "Investors," "Investor Relations," "SEC Filings," OGE Energy makes available, free of charge, OGE Energy's and OG&E's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K.

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

OG&E is subject to comprehensive regulation by several Federal and state utility regulatory agencies, which significantly influences its operating environment and its ability to fully recover its costs from utility customers. Recoverability of any under recovered amounts from OG&E's customers due to a rise in fuel costs is a significant risk.  The utility commissions in the states where OG&E operates regulate many aspects of its utility operations including siting and construction of facilities, customer service and the rates that OG&E can charge customers. The profitability of the utility operations is dependent on OG&E's ability to fully recover costs related to providing energy and utility services to its customers in a timely manner. Any failure to obtain utility commission approval to increase rates to fully recover costs, or a delay in the receipt of such approval, could have an adverse impact on OG&E's results of operations. In addition, OG&E's jurisdictions have fuel adjustment clauses that permit OG&E to recover fuel costs through rates without a general rate case, subject to a later determination that such fuel costs were prudently incurred. If the state regulatory commissions determine that the fuel costs were not prudently incurred, recovery could be disallowed.

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

OG&E operates in Oklahoma and western Arkansas and is subject to rate regulation by the OCC and the APSC, in addition to FERC regulation of its transmission activities and any wholesale sales.  Exposure to inconsistent state and Federal regulatory standards may limit our ability to operate profitably.  Further alteration of the regulatory landscape in which we operate, including a change in our authorized return on equity, may harm our financial position and results of operations.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2 could be restricted in the future as a result of Federal or state legal requirements or litigation relating to greenhouse gas emissions. Additionally, international treaties or protocols could result in future additional reductions in the United States. In October 2015, the EPA issued standards for states to implement to control greenhouse gas emissions from existing electric generating units. A number of states, including Oklahoma, filed lawsuits against the EPA standards. In February 2016, the U.S. Supreme Court entered an order staying the implementation of these EPA standards. If the standards survive judicial review and are implemented as written, they could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

There is growing effort to initiate nuisance claims against power generators. The impact of these efforts on OG&E cannot be determined with certainty as this time.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry operations practices. These activities are subject to stringent and complex Federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way OG&E can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

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

As of December 31, 2016, OG&E had incurred $208.7 million of construction work in progress on the Dry Scrubbers.

The regional power market in which OG&E operates has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP has implemented regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights.  Collectively the three markets operate together under the global name, SPP Integrated Marketplace.  OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers.  OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities.  OG&E records the SPP Integrated Marketplace transactions as sales or purchases with results reported as Operating Revenues or Cost of Goods Sold in its Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

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

In compliance with the Energy Policy Act of 2005, the FERC approved the NERC as the national energy reliability organization. The NERC is responsible for the development and enforcement of mandatory reliability and cyber security standards for the wholesale electric power system. OG&E's plan is to comply with all applicable standards and to expediently correct a violation should it occur.  One of OG&E's regulators, NERC, has comprehensive regulations and standards related to the reliability and security of our operating systems, and is continuously developing additional mandatory compliance requirements for the utility industry. The increasing development of NERC rules and standards will increase compliance costs and our exposure for potential violations of these standards.

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

OG&E owns and operates coal-fired, natural gas-fired, wind-powered and solar-powered generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels.  Included among these risks are:

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

When unplanned maintenance work is required on power plants or other equipment, OG&E will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that could exceed OG&E's costs of generation or be forced to retire a generation unit if the cost or timing of the maintenance is not reasonable and prudent. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

Changes in technology and regulatory policies may cause our generating facilities to be less competitive.

OG&E primarily generates electricity at large central facilities. This method typically results in economies of scale and lower costs than newer technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in technologies or changes in regulatory policies will reduce costs of new technology to levels that are equal to or below that of most central station electricity production, which could have a material adverse effect on our results of operations. OG&E's widespread use of Smart Grid technology allowing for two-way communications between the utility and its customers could enable the entry of technology companies into the interface between OG&E and its customers, resulting in unpredictable effects on our current business.

Increased deployment of renewable energy technologies could reduce utility electric sales, but would not reduce our need for ongoing investments in our infrastructure to reliably serve our customers. Continued utility infrastructure investment without increased electricity sales could cause increased rates for customers, potentially resulting in further reductions in electricity sales and reduced profitability.

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

We are subject to cybersecurity risks and increased reliance on processes automated by technology.

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
OG&E operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems which may result in a loss of service to customers and also subjects OG&E to financial harm due to the significant expense to repair security breaches or system damage. The implementation of OG&E's Smart Grid program further increases potential risks associated with cybersecurity attacks. Our generation and transmission systems are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business. If the technology systems were to fail or be breached and not recovered in a timely manner, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on its financial position, results of operations and cash flows.
Our security procedures, which include among others, virus protection software, cybersecurity and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of cybersecurity attacks on our systems, which could adversely impact our operations.
We maintain property, casualty and cybersecurity insurance that may cover certain resultant physical damage or third-party injuries caused by potential cyber events. However, damage and claims arising from such incidents may exceed the amount of any insurance available and other damage and claims arising from such incidents may not be covered at all. For these reasons, a significant cyber incident could reduce future net income and cash flows and impact financial condition.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued hostilities or sustained military campaigns may adversely impact our financial position, results of operations and cash flows.

The long-term impact of terrorist attacks and the magnitude of the threat of future terrorist attacks on the electric utility industry in general, and on us in particular, cannot be known. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities or sustained military campaigns may affect our operations in unpredictable ways, including disruptions of supplies and markets for our products, and the possibility that our infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain.  Moreover, the insurance that may be available to us may be significantly more expensive than existing insurance coverage.

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

OGE Energy has a Pension Plan that covers a significant amount of our employees hired before December 1, 2009.  OGE Energy also has defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2016, OGE Energy expects to make future contributions to maintain required funding levels.  It has been OGE Energy's practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. OGE Energy may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 34 percent of our current employees will meet the eligibility requirements to retire.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,667 MWs at December 31, 2016. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2016 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	9.4%		448
	2	1973	Steam-Turbine	Gas	14.7%		426
	3	1975	Steam-Turbine	Gas/Oil	22.3%		471	1,345
Muskogee	4	1977	Steam-Turbine	Coal	52.4%		508
	5	1978	Steam-Turbine	Coal	43.5%		497
	6	1984	Steam-Turbine	Coal	39.8%		522	1,527
Sooner	1	1979	Steam-Turbine	Coal	44.8%		521
	2	1980	Steam-Turbine	Coal	42.4%		520	1,041
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	10.5%		167
	7	1963	Combined Cycle	Gas/Oil	8.4%		214
	8	1969	Steam-Turbine	Gas	7.4%		405
	9	2000	Combustion-Turbine	Gas	18.6%		46
	10	2000	Combustion-Turbine	Gas	13.1%		46	878
Redbud (B)	1	2003	Combined Cycle	Gas	66.9%		155
	2	2003	Combined Cycle	Gas	65.0%		154
	3	2003	Combined Cycle	Gas	61.8%		155
	4	2003	Combined Cycle	Gas	66.7%		152	616
Mustang	3	1955	Steam-Turbine	Gas	6.6%		120
	4	1959	Steam-Turbine	Gas	12.6%		252
	5A	1971	Combustion-Turbine	Gas/Jet Fuel	1.0%		28
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	1.1%		32	432
McClain (C)	1	2001	Combined Cycle	Gas	78.1%		379	379
Total Generating Capability (all stations, excluding wind stations)								6,218

Renewable						2016 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	38.7%	2.3	228
Centennial		2007	Laverne, OK	80	Wind	31.9%	1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	36.0%	2.3	101
Total Generating Capability (wind stations)								449

(A)	2016 Capacity Factor = 2016 Net Actual Generation / (2016 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours))

(B)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(C)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

During 2017, OG&E anticipates retiring units 3 and 4 located at the Mustang station.

At December 31, 2016, OG&E's transmission system included: (i) 52 substations with a total capacity of 13.3 million kV-amps and 4,911 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.5 million kV-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 342 substations with a total capacity of 9.7 million kV-amps, 29,278 structure miles of overhead lines, 2,690 miles of underground conduit and 10,817 miles of underground conductors in Oklahoma and (ii) 30 substations with a total capacity of 0.9 million kV-amps, 2,782 structure miles of overhead lines, 270 miles of underground conduit and 692 miles of underground conductors in Arkansas.

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

During the three years ended December 31, 2016, OG&E's gross property, plant and equipment (excluding construction work in progress) additions were $1.8 billion and gross retirements were $259.8 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy), long-term borrowings and permanent financings. The additions during this three-year period amounted to 17.1 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2016.

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
In 2016, 2015 and 2014, OG&E declared dividends to OGE Energy of $190.0 million, $120.0 million and $120.0 million, respectively.

Item 6. Selected Financial Data

HISTORICAL DATA

Year ended December 31 (In millions)	2016	2015	2014	2013	2012
SELECTED FINANCIAL DATA
Results of Operations Data:
Operating revenues	$2,259.2	$2,196.9	$2,453.1	$2,262.2	$2,141.2
Cost of sales	880.1	865.0	1,106.6	965.9	879.1
Operating expenses	870.2	831.5	808.5	771.0	772.7
Operating income	508.9	500.4	538.0	525.3	489.4
Allowance for equity funds used during construction	14.2	8.3	4.2	6.6	6.2
Other income	16.4	13.3	4.8	8.1	8.2
Other expense	2.9	1.6	1.9	4.6	4.3
Interest expense	138.1	146.7	141.5	129.3	124.6
Income tax expense	114.4	104.8	111.6	113.5	94.6
Net income	$284.1	$268.9	$292.0	$292.6	$280.3
Balance Sheet Data (at period end):
Property, plant and equipment, net	$7,681.8	$7,296.1	$6,941.5	$6,634.6	$6,044.1
Total assets (A)	$8,669.4	$8,525.5	$8,248.9	$7,680.7	$7,209.7
Long-term debt (A)	$2,530.8	$2,639.3	$2,638.0	$2,286.0	$2,037.6
Total stockholder's equity	$3,252.1	$3,155.7	$3,004.2	$2,829.3	$2,703.1
Capitalization Ratios (B)
Stockholder's equity	56.2%	54.3%	53.1%	55.2%	56.9%
Long-term debt	43.8%	45.7%	46.9%	44.8%	43.1%
Ratio of Earnings to Fixed Charges (C)
Ratio of earnings to fixed charges	3.64	3.40	3.73	3.96	3.87

(A)
The amounts for 2015, 2014, 2013 and 2012 have been adjusted for the reclassification of $16.3, $17.3, $14.2 and $12.7, respectively, of debt issuance costs from Total Deferred Charges and Other Assets to Long-Term Debt to be consistent with the 2016 presentation due to the adoption of ASU 2015-03.

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

•	Having strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members.

•	Continuing to grow a zero-injury culture and deliver top-quartile safety results.

•	Complying with the EPA's MATS and Regional Haze Rule requirements.

•	Ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers.

•	Continuing focus on operational excellence and efficiencies in order to protect the customer bill.

Summary of Operating Results

2016 compared to 2015. OG&E reported net income of $284.1 million and $268.9 million, respectively, in 2016 and 2015, an increase of $15.2 million, or 5.7 percent, primarily due to an increase in gross margin related to warmer summer weather and increased wholesale transmission revenues and an increase in other income. Partially offsetting these items was an increase in other operation and maintenance expense, an increase in depreciation expense due to additional assets being placed in service and an increase in income tax expense.

2015 compared to 2014. OG&E reported net income of $268.9 million and $292.0 million, respectively, in 2015 and 2014, a decrease of $23.1 million, or 7.9 percent, primarily due to an increase in depreciation expense due to additional assets being placed in service in 2015, a decrease in gross margin related to milder weather and decreased wholesale transmission revenues. Partially offsetting these items was an increase in customer growth, an increase in other income and an increase in allowance for equity funds used during construction.

2017 Outlook

OG&E projects to earn approximately $316 million to $340 million or $1.58 to $1.70 per average diluted share in 2017 and is based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	new rates take effect in Oklahoma and Arkansas in 2017;

•	gross margin on revenues of approximately $1.470 billion to $1.485 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	approximately $110 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	operating expenses of approximately $896 million to $917 million, with operation and maintenance expenses comprising 54 percent of the total;

•
interest expense of approximately $147 million which assumes a $15 million allowance for borrowed funds used during construction reduction to interest expense and assumes a debt issuance of $300 million in the first half of 2017;

•	other income of approximately $60 million including approximately $34 million of allowance for equity funds used during construction;

•	recovery of $8 million of expiring production tax credits or $0.04 per average diluted share;

•	an effective tax rate of approximately 32 percent;

•
assumes revenue of approximately $23 million or net income of approximately $14 million or $0.07 per average diluted share for rates implemented on July 1, 2016 through December 31, 2016 based on the findings in the ALJ's report associated with the Oklahoma General Rate Case and based on 9.87 percent return on equity; and

•	every 10 basis point change in the allowed Oklahoma return on equity equates to a change of approximately $3.6 million in revenue.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. For a reconciliation of gross margin to revenue for the years ended December 31, 2016, 2015 and 2014, see OG&E (Electric Utility) Results of Operations below.

Detailed below is a reconciliation of gross margin to revenue included in the 2017 Outlook.

Reconciliation of Gross Margin to Revenue
Year Ended December 31, (Dollars in Millions)	2017 (A)
Operating revenues	$2,088
Cost of sales	610
Gross margin	$1,478

(A)	Based on the midpoint of OG&E earnings guidance for 2017.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the years ended December 31, 2016, 2015 and 2014 and OG&E's financial position at December 31, 2016 and 2015.  The following information should be read in conjunction with the Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year ended December 31 (Dollars in millions)	2016	2015	2014
Operating revenues	$2,259.2	$2,196.9	$2,453.1
Cost of sales	880.1	865.0	1,106.6
Other operation and maintenance	469.8	444.5	453.2
Depreciation and amortization	316.4	299.9	270.8
Taxes other than income	84.0	87.1	84.5
Operating income	508.9	500.4	538.0
Allowance for equity funds used during construction	14.2	8.3	4.2
Other income	16.4	13.3	4.8
Other expense	2.9	1.6	1.9
Interest expense	138.1	146.7	141.5
Income tax expense	114.4	104.8	111.6
Net income	$284.1	$268.9	$292.0
Operating revenues by classification
Residential	$951.9	$896.5	$925.5
Commercial	573.7	535.0	583.3
Industrial	194.6	190.6	224.5
Oilfield	156.9	162.8	188.3
Public authorities and street light	204.3	194.2	220.3
Sales for resale	0.3	21.7	52.9
System sales revenues	2,081.7	2,000.8	2,194.8
Provision for rate refund	(33.6)	—	—
Integrated market	49.3	48.6	94.1
Other	161.8	147.5	164.2
Total operating revenues	$2,259.2	$2,196.9	$2,453.1
Reconciliation of gross margin to revenue:
Operating revenues	$2,259.2	$2,196.9	$2,453.1
Cost of sales	880.1	865.0	1,106.6
Gross margin	$1,379.1	$1,331.9	$1,346.5
MWh sales by classification (In millions)
Residential	9.3	9.2	9.4
Commercial	7.6	7.4	7.2
Industrial	3.6	3.6	3.8
Oilfield	3.2	3.4	3.4
Public authorities and street light	3.2	3.1	3.2
Sales for resale	—	0.5	1.0
System sales	26.9	27.2	28.0
Integrated market	3.0	1.7	2.2
Total sales	29.9	28.9	30.2
Number of customers	833,582	824,776	814,982
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.488	2.529	4.506
Coal	2.213	2.187	2.152
Total fuel	2.199	2.196	2.752
Total fuel and purchased power	2.842	2.874	3.493
Degree days (A)
Heating - Actual	2,800	3,038	3,569
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	2,247	2,071	2,114
Cooling - Normal	2,092	2,092	2,092

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

2016 compared to 2015. OG&E's net income increased $15.2 million, or 5.7 percent, in 2016 as compared to 2015 primarily due to an increase in gross margin related to warmer summer weather and increased transmission revenues and an increase in other income partially offset by increases in other operation and maintenance expense, depreciation expense and income tax expense.
Operating revenues were $2,259.2 million in 2016 as compared to $2,196.9 million in 2015, an increase of $62.3 million, or 2.8 percent. Cost of sales were $880.1 million in 2016 as compared to $865.0 million in 2015, an increase of $15.1 million, or 1.7 percent. Gross margin was $1,379.1 million in 2016 as compared to $1,331.9 million in 2015, an increase of $47.2 million, or 3.5 percent. The below factors contributed to the change in gross margin:

(In millions)	$ Change
Interim rate increase - Oklahoma (A)	$39.0
Reserve for rate refund (A)	(33.7)
Wholesale transmission revenue (B)	20.3
Price variance (C)	18.1
Quantity variance (primarily weather)	13.1
New customer growth	3.2
Non-residential demand and related revenues	0.6
Other	(3.7)
Expiration of AVEC contract (D)	(9.7)
Change in gross margin	$47.2

(A)
As discussed in Note 13, on July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. Interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the general rate case.

(B)
Increased primarily due to the SPP's settlement of revenue credits related to the Windspeed Transmission line for the years 2008 through August 2016. Other increases include a recovery of the base plan projects in the SPP formula rate for 2015 and 2016.

(C)	Increased primarily due to the reversal of a reserve for gas transportation charges in addition to the pricing impact of weather related sales.

(D)	On June 30, 2015, the wholesale power contract with AVEC expired.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $470.7 million in 2016 as compared to $458.5 million in 2015, an increase of $12.2 million, or 2.7 percent, primarily due to higher volumes of natural gas used partially offset by lower natural gas prices. In 2016, OG&E's fuel mix was 48.0 percent coal, 45.3 percent natural gas and 6.7 percent wind. In 2015, OG&E's fuel mix was 49.0 percent coal, 44.0 percent natural gas and seven percent wind. Purchased power costs were $350.3 million in 2016 as compared to $362.6 million in 2015, a decrease of $12.3 million, or 3.4 percent, primarily due to a decrease in purchases from the SPP. Transmission related charges were $59.1 million in 2016 as compared to $43.9 million in 2015, an increase of $15.2 million, or 34.6 percent, primarily due to higher SPP charges for the base plan projects of other utilities and SPP charges for the Windspeed Transmission line for the years 2008 through August 2016.

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. The OCC and the APSC have the authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.

Operating Expenses

Other operation and maintenance expense was $469.8 million in 2016 as compared to $444.5 million in 2015, an increase of $25.3 million, or 5.7 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	$ Change
Salaries and wages (A)	$10.4
Contract professional services (B)	8.7
Corporate allocations and overheads (C)	8.1
Other	(1.9)
Change in other operation and maintenance expense	$25.3

(A)	Increased primarily due to increases in incentive compensation, pension expense, annual salaries and medical/dental expense partially offset by a decrease in overtime.

(B)	Increased primarily due to increased consulting costs associated with demand side management programs.

(C)	Increased primarily due to additional direct support in information technology, facility direct support, strategy and marketing support.

Depreciation and amortization expense was $316.4 million in 2016 as compared to $299.9 million in 2015, an increase of $16.5 million, or 5.5 percent, primarily due to additional assets being placed in service and amortization of deferred storm costs.

Taxes other than income taxes was $84.0 million in 2016 as compared to $87.1 million in 2015, a decrease of $3.1 million, or 3.6 percent, due to increased capitalization of ad valorem taxes primarily associated with environmental projects.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $14.2 million in 2016 as compared to $8.3 million in 2015, an increase of $5.9 million, or 71.1 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $16.4 million in 2016 as compared to $13.3 million in 2015, an increase of $3.1 million, or 23.3 percent, primarily due to an increase in the tax gross up related to higher allowance for equity funds used during construction and an increase in interest income related to riders partially offset by decreased guaranteed flat bill margins.

Other Expense. Other expense was $2.9 million in 2016 as compared to $1.6 million in 2015, an increase of $1.3 million, or 81.3 percent, primarily due to increased other miscellaneous expenses, increased charitable donations during 2016 and an increase in consulting services.

Interest Expense. Interest expense was $138.1 million in 2016 compared to $146.7 million in 2015, a decrease of $8.6 million, or 5.9 percent, primarily due to the retirement of senior notes in January 2016, partially offset by increased allowance for borrowed funds used during construction, primarily associated with environmental projects.

Income Tax Expense. Income tax expense was $114.4 million in 2016 as compared to $104.8 million in 2015, an increase of $9.6 million, or 9.2 percent, primarily due to higher pre-tax operating income in addition to lower renewable energy credits.
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

(In millions)	$ Change
Quantity variance (primarily weather) (A)	$(25.8)
Wholesale transmission revenue (B)	(19.8)
Expiration of AVEC contract (C)	(11.5)
Industrial and oilfield sales	(4.5)
Other	2.1
Non-residential demand and related revenues	3.7
Price Variance (D)	19.8
New customer growth	21.4
Change in gross margin	$(14.6)

(A)	The overall cooling degree days decreased two percent in 2015 compared to 2014 with August decreasing by 14.0 percent.

(B)	Decreased primarily due to a true up for the base plan projects in the SPP formula rate for 2014 and 2015 as well as a reduction in the point-to-point credits shared with retail customers.

(C)	On June 30, 2015, the wholesale power contract with AVEC expired.

(D)	Increased primarily due to sales and customer mix.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Fuel expense was $458.5 million in 2015 as compared to $627.5 million in 2014, a decrease of $169.0 million, or 26.9 percent, primarily due to lower natural gas prices offset by higher natural gas used. In 2015, OG&E's fuel mix was 49.0 percent coal, 44.0 percent natural gas and seven percent wind. In 2014, OG&E's fuel mix was 61.0 percent coal, 32.0 percent natural gas and seven percent wind. Purchased power costs were $362.6 million in 2015 as compared to $444.1 million in 2014, a decrease of $81.5 million, or 18.4 percent, primarily due to a decrease in purchases from the SPP, reflecting the impact of OG&E's participation in the SPP Integrated Marketplace, which began on March 1, 2014. Transmission related charges were $43.9 million in 2015 as compared to $35.0 million in 2014, an increase of $8.9 million, or 25.4 percent, primarily due to higher SPP charges for the base plan projects of other utilities.

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

Operating Expenses

Other operation and maintenance expense was $444.5 million in 2015 as compared to $453.2 million in 2014, a decrease of $8.7 million, or 1.9 percent. The below factors contributed to the change in other operation and maintenance expense:

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

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction was $8.3 million in 2015 as compared to $4.2 million in 2014, an increase of $4.1 million or 97.6 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

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

Off-Balance Sheet Arrangement

Railcar Lease Agreement

OG&E has a noncancellable operating lease with a purchase option, covering approximately 1,250 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed.

On October 14, 2014, OG&E signed a separate three-year lease effective December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $18.3 million. OG&E is also required to maintain all of the railcars it has under the operating lease.

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $232.7 million and $226.6 million at December 31, 2016 and 2015, respectively, an increase of $6.1 million, or 2.7 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage in December 2016 compared to December 2015.

Fuel Inventories. The balance of Fuel Inventories was $79.8 million and $113.8 million at December 31, 2016 and 2015, respectively, a decrease of $34.0 million, or 29.9 percent, primarily due to lower coal inventory balances resulting from increased production from coal plants in 2016 and lower average prices.

Fuel Clause Recoveries. The Fuel Clause balance was an under recovery of $51.3 million at December 31, 2016 compared to an over recovery of $61.3 million at December 31, 2015, primarily due to lower amounts billed to OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets. The balance of Other Current Assets was $78.3 million and $51.6 million at December 31, 2016 and 2015, respectively, an increase of $26.7 million, or 51.7 percent, primarily due to lower revenue collections from customers associated with various rate riders.

Accounts Payable. The balance of Accounts Payable was $196.4 million and $238.2 million at December 31, 2016 and 2015, respectively, a decrease of $41.8 million, or 17.5 percent, primarily due to a decrease in accruals and the timing of vendor payments partially offset by an increase in fuel and purchased power expense.

Advances from Parent/Advances to Parent. The balance of Advances from Parent was $49.9 million and at December 31, 2016 compared to an Advances to Parent balance of $333.6 million at December 31, 2015. The changes in Advances with Parent are primarily due to additional capital expenditures during 2016, payment of long-term debt in January of 2016 and customer refunds of over-recovered fuel.

Accrued Taxes. The balance of Accrued Taxes was $40.8 million and $45.7 million at December 31, 2016 and 2015, respectively, a decrease of $4.9 million, or 10.7 percent, primarily resulting from ad valorem tax accruals of approximately $76.8 million partially offset by payments of approximately $82.4 million.

Accrued Compensation. The balance of Accrued Compensation was $31.3 million and $23.8 million at December 31, 2016 and 2015, respectively, an increase of $7.5 million, or 31.5 percent, primarily due to an increase in accrued incentive compensation and a decrease in labor accrued but not paid and forfeited vacation.

Long-Term Debt Due Within One Year. The balance of Long-Term Debt Due Within One Year was $125.0 million and $110.0 million at December 31, 2016 and December 31, 2015, respectively, an increase of $15.0 million, or 13.6 percent, primarily due to long-term debt that matured in January 2016 and the reclassification of long-term debt that will mature July 2017.

Other Current Liabilities. The balance of Other Current Liabilities was $95.8 million and $43.6 million at December 31, 2016 and 2015, respectively, an increase of $52.2 million, primarily due to revenue that has been collected from customers but is reserved and subject to refund until OG&E receives a rate case order from the OCC and the SPP credits that will be returned to customers.

Cash Flows

				2016 vs. 2015		2015 vs. 2014
Year ended December 31 (In millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$572.9	$770.5	$587.7	$(197.6)	(25.6)%	$182.8	31.1%
Net cash used in investing activities	(659.2)	(549.0)	(564.7)	(110.2)	20.1%	15.7	(2.8)%
Net cash provided from (used in) financing activities	86.3	(221.5)	(23.0)	307.8	*	(198.5)	*
* Greater than a 100 percent variance.

Operating Activities

The decrease of $197.6 million, or 25.6 percent, in net cash provided from operating activities in 2016 as compared to 2015 was primarily due to a return of cash from fuel over recoveries to customers.

The increase of $182.8 million, or 31.1 percent, in net cash provided from operating activities in 2015 as compared to 2014 was primarily due to an increase in cash received from fuel recoveries and a decrease in payments to vendors.

Investing Activities

The increase of $110.2 million, or 20.1 percent, in net cash used in investing activities in 2016 as compared to 2015 was primarily due to an increase in capital expenditures related to environmental projects.

The decrease of $15.7 million, or 2.8 percent, in net cash used in investing activities in 2015 as compared to 2014 was primarily due to a decrease in capital expenditures related to transmission projects partially offset by an increase in capital expenditures related to environmental projects.

Financing Activities

The increase of $307.8 million in net cash provided from financing activities in 2016 as compared to 2015 was primarily due to an increase in net advances with OGE Energy partially offset by the payment of $110.0 million in long-term debt during the first quarter of 2016 and an increase in dividend payments.

The increase of $198.5 million in net cash used in financing activities in 2015 as compared to 2014 was primarily due to the issuance of long-term debt during 2014 partially offset by:

•the payment of $140.0 million in long-term debt during 2014;
•an increase in net advances with OGE Energy during 2015; and

•	a decrease in dividend payments in 2015.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2017 through 2021 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2017	2018	2019	2020	2021
Base Transmission	$35	$30	$30	$30	$30
Base Distribution	195	175	175	175	175
Base Generation	40	75	75	75	75
Other	35	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	305	305	305	305	305
Known and Committed Non-Base Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	155	20	—	—	—
Total Transmission Projects	205	40	20	20	20
Other Projects:
Solar	20	—	—	—	—
Environmental - low NOX burners (D)	15	—	—	—	—
Environmental - Dry Scrubbers (D)	160	95	15	—	—
Combustion turbines - Mustang	170	35	—	—	—
Environmental - natural gas conversion (D)	20	25	25	—	—
Allowance of funds used during construction and ad valorem taxes	55	40	5	—	—
Total Other Projects	440	195	45	—	—
Total Known and Committed Non-Base Projects	645	235	65	20	20
Total	$950	$540	$370	$325	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. $5.0 million of the estimated cost has been spent prior to 2017.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $50.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations went into service in 2016; $55.0 million has been spent prior to 2017.	$185	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze Rule. More detailed discussion regarding Regional Haze Rule and OG&E’s ECP can be found in Note 12 and under "Environmental Laws and Regulations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 of this Form 10-K.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Contractual Obligations

The following table summarizes OG&E's contractual obligations at December 31, 2016.  See OG&E's Statements of Capitalization and Note 12 for additional information.

(In millions)	2017	2018-2019	2020-2021	After 2021	Total
Maturities of long-term debt (A)	$125.2	$500.2	$0.2	$1,929.7	$2,555.3
Operating lease obligations
Railcars	2.7	22.7	—	—	25.4
Wind farm land leases	2.5	5.0	5.8	43.5	56.8
Total operating lease obligations	5.2	27.7	5.8	43.5	82.2
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	77.1	140.4	105.7	48.8	372.0
Expected cogeneration energy payments	37.7	76.4	85.1	49.9	249.1
Minimum fuel purchase commitments	236.2	85.5	49.2	407.2	778.1
Expected wind purchase commitments	59.0	114.5	114.6	583.5	871.6
Long-term service agreement commitments	2.2	50.6	4.8	120.6	178.2
Mustang Modernization expenditures	130.4	21.9	—	—	152.3
Environmental compliance plan expenditures	169.2	71.9	0.2	—	241.3
Total other purchase obligations and commitments	711.8	561.2	359.6	1,210.0	2,842.6
Total contractual obligations	842.2	1,089.1	365.6	3,183.2	5,480.1
Amounts recoverable through fuel adjustment clause (B)	(335.6)	(299.1)	(248.9)	(1,040.6)	(1,924.2)
Total contractual obligations, net	$506.6	$790.0	$116.7	$2,142.6	$3,555.9

(A)
Maturities of OG&E's long-term debt during the next five years consist of $125.2 million, $250.1 million, $250.1 million, $0.1 million and $0.1 million in years 2017, 2018, 2019, 2020 and 2021, respectively.

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

The actual cost of fuel used in electric generation (which includes the operating lease obligations for OG&E's railcar leases shown above) and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses.  Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of OG&E noted above may increase capital requirements, such costs are recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations.  The fuel adjustment clauses are subject to periodic review by the OCC and the APSC.

Pension and Postretirement Benefit Plans

At December 31, 2016, 39.8 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income, other securities and U.S. treasury notes and bonds as presented in Note 11.  During 2016, actual returns on the Pension Plan were $48.0 million, slightly higher than the expected return on plan assets of $41.5 million.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, remained unchanged.  The level of funding is dependent on returns on plan assets and future discount rates. During 2016, OGE Energy made a $20.0 million contribution to its Pension Plan, of which none related to OG&E. During 2015, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2017. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2016 and 2015. These amounts have been recorded in Accrued

Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheet as discussed in Note 1. The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2016	2015	2016	2015	2016	2015
Benefit obligations	$500.5	$514.4	$4.0	$2.7	$166.4	$176.1
Fair value of plan assets	457.3	464.2	—	—	47.8	50.0
Funded status at end of year	$(43.2)	$(50.2)	$(4.0)	$(2.7)	$(118.6)	$(126.1)

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the quarter ended June 30, 2016, OG&E experienced a settlement of its non-qualified Restoration of Retirement Income Plan. As a result, OG&E recorded pension settlement charges of $0.4 million during 2016, of which $0.4 million related to OG&E's Oklahoma jurisdiction and has been included in the pension tracker. During 2015, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, OG&E recorded pension settlement charges of $10.0 million in the third quarter of 2015 and $4.2 million in the fourth quarter of 2015, of which $12.5 million related to OG&E's Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charges did not increase OG&E’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

2016 Capital Requirements, Sources of Financing and Financing Activities
Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $770.3 million and contractual obligations, net of recoveries through fuel adjustment clauses, were $81.8 million resulting in total net capital requirements and contractual obligations of $852.1 million in 2016, of which $137.9 million was to comply with environmental regulations. This compares to net capital requirements of $551.8 million and net contractual obligations of $84.8 million totaling $636.6 million in 2015, of which $130.6 million was to comply with environmental regulations.
In 2016, OG&E's sources of capital were cash generated from operations and proceeds from the issuance of short-term debt. Changes in working capital reflect the seasonal nature of OG&E's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

The Dodd-Frank Act

Derivative instruments have been used at times in managing OG&E's commodity price exposure. The Dodd-Frank Act, among other things, provides for regulation by the Commodity Futures Trading Commission of certain commodity-related contracts. Although OG&E qualifies for an end-user exception from mandatory clearing of commodity-related swaps, these regulations could affect the ability of OG&E to participate in these markets and could add additional regulatory oversight over its contracting activities.

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

Short-Term Debt and Credit Facility

At December 31, 2016, there were $49.9 million in advances from OGE Energy compared to $333.6 million in advances to OGE Energy at December 31, 2015. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of December 13, 2018.   OG&E has a $400.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2016, there was $1.8 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2016.  At December 31, 2016, OG&E had $398.2 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 10 for a discussion of OG&E's short-term debt activity.

Expected Issuance of Long-Term Debt

OG&E expects to issue $300.0 million of long-term debt during the first half of 2017, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

Critical Accounting Policies and Estimates

The Financial Statements and Notes to Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, and depreciable lives of property, plant and equipment, the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with OGE Energy's Audit Committee. OG&E discusses its significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1.

Pension and Postretirement Benefit Plans

OGE Energy has a Pension Plan that covers a significant amount of OG&E's employees hired before December 1, 2009. Effective December 1, 2009, OGE Energy's Pension Plan is no longer being offered to employees hired on or after December 1, 2009.  OGE Energy also has defined benefit postretirement plans that cover a significant amount of its employees.  Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding.  Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized.  The Pension Plan rate assumptions are shown in Note 11.  The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio.  The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid.  The level of funding is dependent on returns on plan assets and future discount rates.  Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.  The following table indicates the sensitivity of the Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $6.0 million
Discount rate	+/- 0.25 percent	+/- $14.8 million
Contributions	+/- $10 million	+/- $10.0 million

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
Asset Retirement Obligations

OG&E has previously recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 74 years.  The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Operating Revenues on the Statements of Income based on estimates of usage and prices during the period. At December 31, 2016, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.4 million.  At December 31, 2016 and 2015, Accrued Unbilled Revenues were $59.7 million and $53.5 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2016, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in the Other Operation and Maintenance Expense on the Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million and $1.4 million at December 31, 2016 and 2015, respectively.

Accounting Pronouncements
See Note 2 for discussion of current accounting pronouncements that are applicable to OG&E.
Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss and the appropriate accounting entries are reflected in OG&E's Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.  See Notes 12 and 13 and Item 3 of Part I in this Form 10-K for a discussion of OG&E's commitments and contingencies.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2017 will be $241.3 million, of which $221.9 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2018 will be approximately $180.8 million, of which $161.6 million is for capital expenditures. The amounts above include capital expenditures for low NOX burners, Dry Scrubbers and gas conversions.

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

Regional Haze Control Measures

The EPA's 2005 Regional Haze Rule is intended to protect visibility in certain national parks and wilderness areas throughout the United States that may be impacted by air pollutant emissions. On December 28, 2011, the EPA issued a final Regional Haze Rule for Oklahoma which adopted a FIP for SO2 emissions at Sooner Units 1 and 2 and Muskogee Units 4 and 5. The FIP compliance date is now January 4, 2019 as a result of the appeal filed by OG&E and others.

OG&E's current strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 13, the OCC has approved OG&E's decision to install Dry Scrubbers at the Sooner units. As of December 31, 2016, OG&E has incurred $208.7 million of construction work in progress on the Dry Scrubbers.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required several states in the eastern half of the United States to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of December 31, 2016, OG&E has installed six low NOX burner systems on two Muskogee units, two Sooner units and two Seminole units and is in compliance. Installation of the final low NOX burner system is scheduled during the first quarter of 2017 on the remaining Seminole unit.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and will take effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E’s coal and gas facilities by 47 percent combined. On December 23, 2016, OG&E filed a petition for reconsideration of the 2016 rule with the EPA. OG&E is asking the agency to reconsider the methodology used to calculate state ozone-season emissions budgets. OG&E's petition, along with petitions for reconsideration filed by various other parties, is currently pending. Also on December 23, 2016, OG&E filed a petition for review of the 2016 rule in the Unites States Court of Appeals for the District of Columbia Circuit, asking the court to set aside the rule on the grounds that it is arbitrary, capricious, an abuse of the EPA's discretion and not otherwise in accordance with the law. OG&E's case has been consolidated with several other petitions for review, all of which are currently pending.

Due to the pending litigation and administrative proceedings, the ultimate timing and impact of the 2016 CSAPR update rule on our operations cannot be determined with certainty at this time. However, OG&E does not anticipate additional capital expenditures beyond what has already been disclosed, and does not expect that the reduced emissions cap, if upheld, will have a material impact on OG&E's financial position, results of operations or cash flows.

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. OG&E believes that it complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E. Nonetheless, there is continuing litigation, to which OG&E is not a party, challenging whether the EPA had statutory authority to issue the MATS rule.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2016, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

The EPA proposed to designate part of Muskogee County in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation is based on modeling that does not reflect the planned conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being February 27, 2017. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard. At this time, OG&E cannot determine with any certainty whether this determination will cause a material impact to its financial results.

On September 30, 2015 the EPA finalized a NAAQS for ozone at 70 ppb, which is more stringent than the previous standard of 75 ppb, set in 2008. In September 2016, Governor Mary Fallin submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. This recommendation is subject to approval by the EPA.

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

If legislation or regulations are passed at the Federal or state levels in the future requiring mandatory reductions of CO2 and other greenhouse gases on OG&E's facilities, this could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Several states outside the area where OG&E operates have passed laws, adopted regulations or undertaken regulatory initiatives to reduce the emission of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.

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

A number of states, including Oklahoma, filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. OG&E is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in "Pending Regulatory Matters," OG&E has filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP by converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the outdated provisions in the SIP of 36 states, including Oklahoma, regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy to assure consistency with the Clean Air Act and other recent court decisions. The ODEQ submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. Although the extent of impact is not known, this rule will impact certain OG&E units.

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

In 2014, OG&E enrolled in the Western Association of Fish and Wildlife Agencies range-wide conservation plan which consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The range-wide conservation plan was approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. On September 1, 2015, the U.S. District Court Western District of Texas vacated federal protections for the lesser prairie chicken based on the U.S. Fish and Wildlife Service's failure to thoroughly consider the active conservation efforts in making the listing decision. On July 19, 2016, the U.S. Fish and Wildlife Service issued a final rule to amend its regulations to remove the lesser prairie chicken from the list of threatened species under the Endangered Species Act. On September 8, 2016, WildEarth Guardians, Defenders of Wildlife and the Center for Biological Diversity filed a petition with the U.S. Fish and Wildlife Services to list the lesser prairie chicken as "endangered" under the Endangered Species Act. On November 30, 2016, the U.S. Fish and Wildlife Services published a notice in the Federal Register announcing its finding that the September 2016 petition presents information indicating that listing of the lesser prairie-chicken may be warranted. The agency has initiated a 12-month status review. OG&E will continue to monitor the progress of the petition.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the

Dry Scrubber systems. The Dry Scrubbers are scheduled to be completed by 2019. More detail regarding the ECP can be found under the "Pending Regulatory Matters" section of "Notes to Financial Statements" of Part II, Item 8 of this Form 10-K.

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

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2016, OG&E obtained refunds of $1.9 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 12.

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

Interest Rate Risk

OG&E's exposure to changes in interest rates primarily relates to short-term variable-rate debt and commercial paper.  OG&E manages its interest rate exposure by monitoring and limiting the effects of market changes in interest rates.  OG&E may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.  Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio, but OG&E has no intent at this time to utilize interest rate derivatives

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities or by calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. The following table shows OG&E's long-term debt maturities and the weighted-average interest rates by maturity date.

Year ended December 31 (Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total	12/31/16 Fair Value
Fixed-rate debt (A)
Principal amount	$125.2	$250.1	$250.1	$0.1	$0.1	$1,794.3	$2,419.9	$2,668.5
Weighted-average interest rate	6.50%	6.35%	8.25%	3.01%	3.01%	5.19%	5.70%
Variable-rate debt (B)
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—%	—%	—%	—%	—%	0.76%	0.76%

(A)
Prior to or when these debt obligations mature, OG&E may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8.  Financial Statements and Supplementary Data.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME

Year ended December 31 (In millions)	2016	2015	2014
OPERATING REVENUES	$2,259.2	$2,196.9	$2,453.1
COST OF SALES	880.1	865.0	1,106.6
OPERATING EXPENSES
Other operation and maintenance	469.8	444.5	453.2
Depreciation and amortization	316.4	299.9	270.8
Taxes other than income	84.0	87.1	84.5
Total operating expenses	870.2	831.5	808.5
OPERATING INCOME	508.9	500.4	538.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	14.2	8.3	4.2
Other income	16.4	13.3	4.8
Other expense	(2.9)	(1.6)	(1.9)
Net other income	27.7	20.0	7.1
INTEREST EXPENSE
Interest on long-term debt	141.7	146.8	139.7
Allowance for borrowed funds used during construction	(7.5)	(4.2)	(2.4)
Interest on short-term debt and other interest charges	3.9	4.1	4.2
Interest expense	138.1	146.7	141.5
INCOME BEFORE TAXES	398.5	373.7	403.6
INCOME TAX EXPENSE	114.4	104.8	111.6
NET INCOME	$284.1	$268.9	$292.0
Other comprehensive income (loss), net of tax	—	—	—
COMPREHENSIVE INCOME	$284.1	$268.9	$292.0

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year ended December 31 (In millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$284.1	$268.9	$292.0
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	316.4	299.9	270.8
Deferred income taxes and investment tax credits	116.8	127.6	161.4
Allowance for equity funds used during construction	(14.2)	(8.3)	(4.2)
Stock-based compensation expense	2.3	2.6	2.9
Regulatory assets	(21.4)	(9.1)	4.6
Regulatory liabilities	(11.8)	(27.5)	(4.4)
Other assets	13.7	10.1	(1.2)
Other liabilities	(20.1)	22.2	14.0
Change in certain current assets and liabilities
Accounts receivable, net	0.1	15.7	(9.4)
Accrued unbilled revenues	(6.2)	2.0	3.2
Fuel, materials and supplies inventories	32.5	(56.2)	20.1
Fuel clause under recoveries	(51.3)	68.3	(42.1)
Other current assets	(26.7)	(16.0)	(2.6)
Accounts payable	(27.7)	20.4	(66.4)
Accounts payable - affiliates	(2.1)	1.9	(1.5)
Income taxes payable - parent	(3.1)	(16.7)	(50.2)
Fuel clause over recoveries	(61.3)	61.3	(0.4)
Other current liabilities	52.9	3.4	1.1
Net Cash Provided from Operating Activities	572.9	770.5	587.7
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(660.1)	(551.6)	(565.4)
Proceeds from sale of assets	0.9	2.6	0.7
Net Cash Used in Investing Activities	(659.2)	(549.0)	(564.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	489.6
Dividends paid on common stock	(155.0)	(120.0)	(140.0)
Changes in advances with parent	351.5	(101.3)	(232.4)
Payment of long-term debt	(110.2)	(0.2)	(140.2)
Net Cash Provided from (Used in) Financing Activities	86.3	(221.5)	(23.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2016	2015
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $1.4, respectively	$173.0	$173.1
Accrued unbilled revenues	59.7	53.5
Advances to parent	—	333.6
Fuel inventories	79.8	113.8
Materials and supplies, at average cost	80.3	78.8
Fuel clause under recoveries	51.3	—
Other	78.3	51.6
Total current assets	522.4	804.4
OTHER PROPERTY AND INVESTMENTS	6.6	5.6
PROPERTY, PLANT AND EQUIPMENT
In service	10,572.3	10,179.3
Construction work in progress	495.1	278.5
Total property, plant and equipment	11,067.4	10,457.8
Less accumulated depreciation	3,385.6	3,161.7
Net property, plant and equipment	7,681.8	7,296.1
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	404.8	402.2
Other	53.8	17.2
Total deferred charges and other assets	458.6	419.4
TOTAL ASSETS	$8,669.4	$8,525.5

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2016	2015
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$0.1	$2.2
Accounts payable - other	196.3	236.0
Advances from parent	49.9	—
Customer deposits	77.7	77.0
Accrued taxes	40.8	45.7
Accrued interest	40.2	42.8
Accrued compensation	31.3	23.8
Long-term debt due within one year	125.0	110.0
Fuel clause over recoveries	—	61.3
Other	95.8	43.6
Total current liabilities	657.1	642.4
LONG-TERM DEBT	2,405.8	2,529.3
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	167.7	179.9
Deferred income taxes	1,752.3	1,637.8
Regulatory liabilities	299.7	273.6
Other	134.7	106.8
Total deferred credits and other liabilities	2,354.4	2,198.1
Total liabilities	5,417.3	5,369.8
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,024.1	1,021.8
Retained earnings	2,228.0	2,133.9
Total stockholder's equity	3,252.1	3,155.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,669.4	$8,525.5

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2016	2015
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		923.2	920.9
Retained earnings		2,228.0	2,133.9
Total stockholder's equity		3,252.1	3,155.7

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
5.15%	Senior Notes, Series Due January 15, 2016	—	110.0
6.50%	Senior Notes, Series Due July 15, 2017	125.0	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
3.70%	Tinker Debt, Due August 31, 2062	9.9	10.0

Other Bonds
0.05% - 0.90%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.07% - 0.83%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.05% - 0.86%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0

Unamortized debt expense		(15.2)	(16.3)
Unamortized discount		(9.3)	(9.8)
Total long-term debt		2,530.8	2,639.3
Less long-term debt due within one year		(125.0)	(110.0)
Total long-term debt (excluding debt due within one year)		2,405.8	2,529.3
Total Capitalization (including long-term debt due within one year)		$5,782.9	$5,795.0

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2013	$100.9	$915.4	$1,813.0	$2,829.3
Net income	—	—	292.0	292.0
Dividends declared on common stock	—	—	(120.0)	(120.0)
Stock-based compensation	—	2.9	—	2.9
Balance at December 31, 2014	$100.9	$918.3	$1,985.0	$3,004.2
Net income	—	—	268.9	268.9
Dividends declared on common stock	—	—	(120.0)	(120.0)
Stock-based compensation	—	2.6	—	2.6
Balance at December 31, 2015	$100.9	$920.9	$2,133.9	$3,155.7
Net income	—	—	284.1	284.1
Dividends declared on common stock	—	—	(190.0)	(190.0)
Stock-based compensation	—	2.3	—	2.3
Balance at December 31, 2016	$100.9	$923.2	$2,228.0	$3,252.1

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

December 31 (In millions)	2016	2015
Regulatory Assets
Current
Fuel clause under recoveries	$51.3	$—
Oklahoma demand program rider under recovery (A)	51.0	36.6
SPP cost tracker under recovery (A)	10.0	4.5
Other (A)	9.5	5.4
Total Current Regulatory Assets	$121.8	$46.5
Non-Current
Benefit obligations regulatory asset	$232.6	$242.2
Income taxes recoverable from customers, net	62.3	56.7
Smart Grid	43.2	43.6
Deferred storm expenses	35.7	27.6
Unamortized loss on reacquired debt	13.4	14.8
Other	17.6	17.3
Total Non-Current Regulatory Assets	$404.8	$402.2
Regulatory Liabilities
Current
Fuel clause over recoveries	$—	$61.3
Other (B)	12.3	7.5
Total Current Regulatory Liabilities	$12.3	$68.8
Non-Current
Accrued removal obligations, net	$262.8	$254.9
Pension tracker	35.5	17.7
Other (C)	1.4	1.0
Total Non-Current Regulatory Liabilities	$299.7	$273.6

(A)	Included in Other Current Assets on the Balance Sheets.

(B)	Included in Other Current Liabilities on the Balance Sheets.

(C)	Prior year amount of $1.0 million reclassified from Deferred Other Liabilities to Non-Current Regulatory Liabilities.

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

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in January 2016, which allows for the recovery through December 2018 of (i) demand program costs; (ii) lost revenues associated with certain achieved energy efficiency and demand savings; (iii) performance-based incentives; and (iv) costs associated with research and development investments.

OG&E recovers certain SPP costs related to base plan charges from its customers in Oklahoma through the SPP cost tracker.

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

The following table is a summary of the components of the benefit obligations regulatory asset at:

December 31 (In millions)	2016	2015
Pension Plan and Restoration of Retirement Income Plan
Net loss	$199.9	$214.1
Postretirement Benefit Plans
Net loss	32.7	34.2
Prior service cost	—	(6.1)
Total	$232.6	$242.2

The following amounts in the benefit obligations regulatory asset at December 31, 2016 are expected to be recognized as components of net periodic benefit cost in 2017:

(In millions)
Pension Plan and Restoration of Retirement Income Plan
Net loss	$12.4
Postretirement Benefit Plans
Net loss	2.3
Total	$14.7

Income taxes recoverable from customers, which represents income tax benefits previously used to reduce OG&E's revenues, are treated as regulatory assets and are being amortized over the estimated remaining life of the assets to which they relate.  These amounts are being recovered in rates as the temporary differences that generated the income tax benefit turn around.  The income tax related regulatory assets and liabilities are netted in income taxes recoverable from customers, net in the regulatory assets and liabilities table above.

OG&E recovers the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program, the incremental costs for web portal access, education and providing home energy reports. These amounts are currently being recovered through a rate rider. Following a final order in the current Oklahoma general rate case, and review by the OCC Staff, the Oklahoma jurisdictional balance of the regulatory asset will be included in the fuel adjustment clause for final recovery. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters and were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the regulatory assets and liabilities table above. These costs are expected to be recovered in base rates upon final orders in the current general rate cases.

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers any additional expenses incurred over $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt.  These amounts are recorded in interest expenses and are being amortized over the term of the long-term debt which replaced the previous long-term debt.  The unamortized loss on reacquired debt is recovered as a part of OG&E's cost of capital.

Accrued removal obligations, net represent asset retirement costs previously recovered from ratepayers for other than legal obligations.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate cases. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate case as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker regulatory liability in the regulatory assets and liabilities table above.

Management continuously monitors the future recoverability of regulatory assets.  When, in management's judgment, future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate.  If OG&E were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets, which could have significant financial effects.

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

Allowance for Uncollectible Accounts Receivable
Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate.  The provision rate is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in the Other Operation and Maintenance Expense on the Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million and $1.4 million at December 31, 2016 and 2015, respectively.
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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $82.4 million and $119.3 million at December 31, 2016 and 2015, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 Bcf of cushion gas owned by OG&E and stored on the Enable system is being directed to OG&E's power plants over a five year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. In 2014, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Other Deferred Assets, representing natural gas in storage, that will be removed from storage over four years. As of December 31, 2016, the balance of cushion gas in Fuel Inventories is $3.0 million and the balance in Other Deferred Assets is $2.7 million.

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

The tables below present OG&E's ownership interest in the jointly-owned McClain Plant and the jointly-owned Redbud Plant, and, as disclosed below, only OG&E's ownership interest is reflected in the property, plant and equipment and accumulated depreciation balances in these tables.  The owners of the remaining interests in the McClain Plant and the Redbud Plant are responsible for providing their own financing of capital expenditures.  Also, only OG&E's proportionate interests of any direct expenses of the McClain Plant and the Redbud Plant, such as fuel, maintenance expense and other operating expenses, are included in the applicable financial statement captions in the Statements of Income.

December 31, 2016 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$234.2	$72.3	$161.9
Redbud Plant (A)(B)	51%	$489.0	$121.0	$368.0

(A)	Construction work in progress was $0.2 million and $1.8 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $45.3 million.

December 31, 2015 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$220.4	$62.8	$157.6
Redbud Plant (A)(B)	51%	$487.5	$101.2	$386.3

(A)	Construction work in progress was $1.6 million and $1.3 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $39.8 million.

OG&E's property, plant and equipment and related accumulated depreciation are divided into the following major classes at:

December 31, 2016 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,896.2	$1,221.5	$2,674.7
Electric generation assets (A)	4,155.9	1,493.3	2,662.6
Transmission assets (B)	2,548.8	481.3	2,067.5
Intangible plant	85.0	43.9	41.1
Other property and equipment	381.5	145.6	235.9
Total property, plant and equipment	$11,067.4	$3,385.6	$7,681.8

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $45.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.6 million.

December 31, 2015 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,728.8	$1,152.8	$2,576.0
Electric generation assets (A)	3,837.4	1,407.0	2,430.4
Transmission assets (B)	2,454.2	440.7	2,013.5
Intangible plant	81.0	38.0	43.0
Other property and equipment	356.4	123.2	233.2
Total property, plant and equipment	$10,457.8	$3,161.7	$7,296.1

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $39.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.5 million.

OG&E's unamortized computer software costs were $36.5 million and $34.3 million at December 31, 2016 and 2015, respectively. In 2016, 2015 and 2014, amortization expense for computer software costs was $8.0 million, $6.9 million and $5.2 million, respectively.

Depreciation and Amortization

The provision for depreciation, which was 3.0 percent and 2.9 percent of the average depreciable utility plant for 2016 and 2015, respectively, is provided on a straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant, and is based on the average life group method. In 2017, the provision for depreciation is projected to be 3.1 percent of the average depreciable utility plant. Amortization of intangible assets is computed using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2016, 97.0 percent will be amortized over 16 years with the remaining 3.0 percent of the intangible plant balance at December 31, 2016 being amortized over 23.7 years.  Amortization of plant acquisition adjustments is provided on a straight-line basis over the estimated remaining service life of the acquired asset.  Plant acquisition adjustments include $148.3 million for the Redbud Plant, which is being amortized over a 27 year life and $3.3 million for certain transmission substation facilities in OG&E's service territory, which are being amortized over a 37 to 59 year period.

Asset Retirement Obligations
OG&E has previously recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 74 years.

The following table summarizes changes to OG&E's asset retirement obligations during the years ended December 31, 2016 and 2015.

(In millions)	2016	2015
Balance at January 1	$63.3	$58.6
Accretion expense	2.8	2.6
Revisions in estimated cash flows (A)	3.6	1.6
Additions	—	0.9
Liabilities settled	(0.1)	(0.4)
Balance at December 31	$69.6	$63.3

(A)	Assumptions changed related to the estimated cost of asbestos abatement.

Allowance for Funds Used During Construction

Allowance for funds used during construction is calculated according to the FERC pronouncements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction, a non-cash item, is reflected as an increase to net Other Income and a reduction to Interest Expense in the Statements of Income and as an increase to Construction Work in Progress in the Balance Sheets.  Allowance for funds used during construction rates, compounded semi-annually, were 8.2 percent, 8.1 percent and 6.9 percent for the years ended December 31, 2016, 2015 and 2014, respectively.  The increase in the allowance for funds used during construction rates in 2016 was primarily due to short-term debt being used to finance construction projects, which caused the debt portion of allowance for funds used during construction to increase.

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

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. The SPP has implemented FERC-approved regional day ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Operating Revenues or Cost of Goods Sold in its Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

Fuel Adjustment Clauses

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. The OCC and the APSC have the authority to review the appropriateness of gas transportation charges or other fees OG&E pays to its affiliate, Enable.

Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E uses the asset and liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry forwards and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. OG&E recognizes interest related to unrecognized tax benefits in Interest Expense and recognizes penalties in Other Expense in the Statements of Income.

Accrued Vacation

OG&E accrues vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned, but not taken.

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised, and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  OG&E had $13.9 million and $10.0 million in accrued environmental liabilities at December 31, 2016 and 2015, respectively, which are included in the asset retirement obligations table.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. OG&E currently expects to apply the modified retrospective transition method, but will ultimately determine its transition approach once various industry issues have been resolved. Currently, OG&E is not aware of any issues that would have a material impact on the timing of revenue recognition. OG&E is assessing the impact of this new guidance on its tariff-based sales, contributions in aid of construction, bundled arrangements and alternative revenue programs. At this time, OG&E is evaluating the impact of the new standard on its results of operations and financial position, but believes that it will change the income statement presentation of revenues and will require new disclosures.
Consolidation. In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)." The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The new standard modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities along with eliminating the presumption that a general partner should consolidate a limited partnership. The new standard is effective for fiscal years beginning after December 15, 2015. The adoption of this new standard did not result in the consolidation of any non-consolidated entities.

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance, but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. OG&E has started evaluating its current lease contracts. OG&E has not determined the amount of impact on its Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

Investments. In March 2016, the FASB issued ASU 2016-07, "Investments-Equity Method and Joint Ventures; Simplifying the Transition to the Equity Method of Accounting (Topic 323)." The amendments in ASU 2016-07 eliminate the requirement to retroactively adopt the equity method of accounting for a qualifying equity method investment. ASU 2016-07 requires equity method investors to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this ASU are effective for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. OG&E does not believe this ASU will have any effect on its Financial Statements.

Employee Share Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting," which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share based payments are accounted for and presented in the financial statements. The new guidance among other requirements will require all of the tax effects related to share based payments at settlement (or expiration) to be recorded through the income statement. Currently, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU 2016-09. Under the new guidance, the windfall tax benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax related cash flows resulting from share based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. OG&E will prospectively adopt this standard in the first quarter of 2017. Going forward, tax benefits in excess of compensation cost previously recorded in equity will be recorded within the income statement and all tax related cash flows resulting from share based payments will be recorded as an operating activity within the statement of cash flows.

Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments." The amendment in this update requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions, and reasonable and supportable forecasts in order to record credit losses in a more timely matter. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual periods beginning after December 15, 2018. OG&E does not believe this ASU will have any effect on its Financial Statements.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. OG&E adopted this standard and adjusted the December 31, 2015 Balance Sheet for the reclassification of debt issuance costs from Total Deferred Charges and Other Assets to Long-Term Debt to be consistent with the December 31, 2016 presentation.
Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This standard addresses the classification of seven specific types of cash flows as follows: debt prepayment or extinguishment costs, payments for the extinguishment of zero coupon debt, payments to settle contingent consideration liabilities incurred in a business combination, proceeds from insurance claims, payments to purchase and proceeds from the settlement of company-owned life insurance, distributions from equity method investees, and cash flows related to beneficial interests retained in securitization transactions. In addition to these seven specific issues, the ASU also provides additional guidance on the application of the predominance principle when cash receipts and payments have aspects of more than one class of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and retrospective application is required. OG&E does not believe this ASU will have a material effect on its Statements of Cash Flows.

Going Concern. In August 2014, the FASB defined management’s responsibility to evaluate whether substantial doubt exists about an entity’s ability to continue as a going concern. Professional auditing standards require auditors to evaluate the going concern presumption, but previously there was a lack of guidance in GAAP for financial statement preparers. ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," requires management to perform a going concern evaluation effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter. OG&E adopted this standard in 2016 and management does not believe there is substantial doubt about the entity’s ability to continue as a going concern.

Fair Value Measurement. In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and eliminates certain disclosures for those investments. OG&E adopted this standard in 2016 which minimally impacted disclosures within the Retirement Plans and Postretirement Benefit Plans footnote included in this filing.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $131.5 million, $123.0 million and $120.3 million in 2016, 2015 and 2014, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

OG&E entered into a contract with Enable to provide transportation services effective May 1, 2014. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. In 2016, OG&E entered into an additional gas transportation services contract with Enable which will be effective upon the conversion of units 4 and 5 at Muskogee from coal to gas. The following table summarizes related party transactions between OG&E and Enable during the years ended December 31, 2016, 2015 and 2014.

Year Ended December 31, (In millions)	2016	2015	2014
Operating Revenues:
Electricity to power electric compression assets	$11.5	$13.8	$13.3
Cost of Sales:
Natural gas transportation services	$35.0	$35.0	$34.9
Natural gas storage services	—	—	4.4
Natural gas purchases/(sales)	11.2	7.6	8.7

In 2016, 2015 and 2014, OG&E declared dividends to OGE Energy of $190.0 million, $120.0 million and $120.0 million, respectively.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at December 31, 2016 and 2015.

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt whose fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at December 31, 2016 and 2015.

Year Ended December 31 (In millions)	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (including Long-Term Debt due within one year)
Senior Notes	$2,385.5	$2,657.2	$2,493.9	$2,754.6
Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.9	11.3	10.0	9.2

5.	Stock-Based Compensation

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2016, 2015 and 2014 related to performance units and restricted stock for OG&E employees.

Year ended December 31 (In millions)	2016	2015	2014
Performance units
Total shareholder return	$2.1	$2.4	$2.0
Earnings per share	0.1	0.4	0.8
Total performance units	2.2	2.8	2.8
Restricted stock	—	0.1	0.1
Net compensation expense	$2.2	$2.9	$2.9
Income tax benefit	$0.9	$1.1	$1.1

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units.  In 2016, 2015 and 2014, there were 1,131 shares, 18,820 shares and 100,640 shares, respectively, of new common stock issued to OG&E's employees pursuant to OGE Energy's Stock Incentive Plan related to restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2016, there were 658 shares of restricted stock returned to OGE Energy to satisfy tax liabilities.

Performance Units

Under the Stock Incentive Plan, OGE Energy has issued performance units which represent the value of one share of OGE Energy's common stock.  The performance units provide for accelerated vesting if there is a change in control (as defined in the Stock Incentive Plan).  Each performance unit is subject to forfeiture if the recipient terminates employment with OGE Energy or a subsidiary prior to the end of the primarily three-year award cycle for any reason other than death, disability or retirement.  In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant's number of full months of service during the award cycle, further adjusted based on the achievement of the performance goals during the award cycle.

The performance units granted based on total shareholder return are contingently awarded and will be payable in shares of OGE Energy's common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a primarily three-year award cycle (i.e., three-year cliff vesting period) is dependent on OGE Energy's total shareholder return ranking relative to a peer group of companies.  The performance units granted based on earnings per share are contingently awarded and will be payable in shares of OGE Energy's common stock based on OGE Energy's earnings per share growth over a primarily three-year award cycle (i.e., three-year cliff vesting period) compared to a target set at the time of the grant by the Compensation Committee of OGE Energy's Board of Directors. All of these performance units are classified as equity in OGE Energy's Consolidated Balance Sheet.  If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the Compensation Committee of OGE Energy's Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units.  Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the primarily three-year award cycle regardless of whether performance units are awarded at the end of the award cycle.  Dividends were not accrued or paid for awards prior to February 2014, and were therefore not included in the fair value calculation. Beginning with the February 2014 performance unit awards, dividends are accrued on a quarterly basis pending achievement of payout criteria, and were therefore included in the fair value calculations.  Expected price volatility is based on the historical volatility of OGE Energy's common stock for the past three years and was simulated using the Geometric Brownian Motion process.  The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the units is based on the non-vested period since inception of the award cycle.  There are no post-vesting restrictions related to OGE Energy's performance units based on total shareholder return.  The number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return are shown in the following table.

	2016	2015	2014
Number of units granted to OG&E employees	105,076	90,098	67,773
Fair value of units granted	$20.84	$31.02	$34.73
Expected dividend yield	3.5%	2.6%	2.5%
Expected price volatility	19.8%	16.9%	20.0%
Risk-free interest rate	0.88%	0.91%	0.67%
Expected life of units (in years)	2.85	2.85	2.88

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

	2016	2015	2014
Number of units granted to OG&E employees	35,025	30,034	22,592
Fair value of units granted	$26.59	$33.99	$34.74

Restricted Stock

Under the Stock Incentive Plan, OGE Energy issued restricted stock to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace. The restricted stock vests in one-third annual increments.  Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to OGE Energy or a subsidiary for any reason other than death, disability or retirement. These shares may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted stock was based on the closing market price of OGE Energy's common stock on the grant date. Compensation expense for the restricted stock is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a primarily three-year vesting period. Also, OG&E treats its restricted stock as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period. Dividends are accrued and paid during the vesting period on restricted stock granted prior to July 2014, and therefore dividends are included in the fair value calculation for such restricted stock granted prior to July 2014.

For restricted stock granted after July 2014, dividends will only be paid on restricted stock awards that vest. Accordingly, for restricted stock granted after July 2014, only the present value of dividends expected to vest are included in the fair value calculations. The expected life of the restricted stock is based on the non-vested period since inception of the primarily three-year award cycle.  There are no post-vesting restrictions related to OGE Energy's restricted stock.  The number of shares of restricted stock granted and the grant date fair value are shown in the following table.  There were no restricted stock grants during 2016.

	2016	2015	2014
Shares of restricted stock granted to OG&E employees	—	—	6,204
Fair value of restricted stock granted	$—	$—	$35.66

A summary of the activity for OGE Energy's performance units and restricted stock applicable to OG&E's employees at December 31, 2016 and changes in 2016 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/Shares Outstanding at 12/31/15	214,652			71,555			5,715
Granted	105,076	(A)		35,025	(A)		—
Converted	(80,581)	(B)	$—	(26,862)	(B)	$—	N/A
Vested	N/A			N/A			(3,651)	$0.1
Forfeited	(7,172)			(2,388)			(268)
Employee migration	4,606	(C)		1,534	(C)		—
Units/Shares Outstanding at 12/31/16	236,581		$6.5	78,864		$0.7	1,796	$0.1
Units/Shares Fully Vested at 12/31/16	57,484		$—	19,164		$—

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2015 which were settled in February 2016.

(C)	Due to certain employees transferring between OG&E and its affiliates.

A summary of the activity for OGE Energy's non-vested performance units and restricted stock applicable to OG&E's employees at December 31, 2016 and changes in 2016 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/Shares Non-Vested at 12/31/15	134,071		$32.62	44,693		$34.22	5,715	$34.04
Granted	105,076	(A)	$20.84	35,025	(A)	$26.59	—	$—
Converted	—		$—	—		$—	N/A	N/A
Vested	(57,484)		$34.73	(19,164)		$34.74	(3,651)	$33.10
Forfeited	(7,172)		$26.45	(2,388)		$30.32	(268)	$37.31
Employee migration	4,606	(B)	$26.67	1,534	(B)	$30.34	—	$—
Units/Shares Non-Vested at 12/31/16	179,097		$25.12	59,700		$29.70	1,796	$35.45
Units/Shares Expected to Vest	167,588	(C)		55,863	(C)		1,796

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	Due to certain employees transferring between OG&E and its affiliates.

(C)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $5.8 million and $1.9 million respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of OG&E's fair value for its vested performance units and restricted stock is shown in the following table.

Year ended December 31 (In millions)	2016	2015	2014
Performance units
Total shareholder return	$2.0	$2.1	$1.9
Earnings per share	—	—	0.7
Restricted stock	0.1	0.1	0.1

Unrecognized Compensation Cost

A summary of OG&E's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2016	Unrecognized Compensation Cost (in millions)	Weighted Average to be Recognized (in years)
Performance units
Total shareholder return	$2.2	1.66
Earnings per share	0.9	1.70
Total performance units	3.1
Restricted stock	—	0.78
Total	$3.1

6.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments.  Also disclosed in the table is cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds.

Year ended December 31 (In millions)	2016	2015	2014
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$39.5	$2.3	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest (net of interest capitalized) (A)	$138.3	$143.6	$143.6
Income taxes (net of income tax refunds)	—	(6.2)	0.2

(A)	Net of interest capitalized of $7.5 million, $4.2 million and $2.4 million in 2016, 2015 and 2014, respectively.

7.	Income Taxes

The items comprising income tax expense are as follows:

Year ended December 31 (In millions)	2016	2015	2014
Provision (Benefit) for Current Income Taxes
Federal	$2.9	$(17.5)	$(43.4)
State	(5.3)	(5.3)	(6.3)
Total Provision (Benefit) for Current Income Taxes	(2.4)	(22.8)	(49.7)
Provision for Deferred Income Taxes, net
Federal	99.8	117.0	146.8
State	17.2	11.3	15.4
Total Provision for Deferred Income Taxes, net	117.0	128.3	162.2
Deferred Federal Investment Tax Credits, net	(0.2)	(0.7)	(0.9)
Total Income Tax Expense	$114.4	$104.8	$111.6

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2013 or state and local tax examinations by tax authorities for years prior to 2012.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns state tax credits associated with its investments in electric generating facilities which reduce OG&E's effective tax rate.

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year ended December 31	2016	2015	2014
Statutory Federal tax rate	35.0%	35.0%	35.0%
Amortization of net unfunded deferred taxes	0.8	0.9	0.8
Federal investment tax credits, net	(0.9)	(0.2)	(0.2)
State income taxes, net of Federal income tax benefit	1.8	0.5	0.8
Federal renewable energy credit (A)	(8.2)	(8.8)	(9.4)
Uncertain tax positions	0.1	0.7	0.7
Other	0.1	(0.1)	—
Effective income tax rate	28.7%	28.0%	27.7%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Deferred Income Taxes at December 31, 2016 and 2015, respectively, were as follows:

December 31 (In millions)	2016	2015
Non-Current Deferred Income Tax Liabilities, net
Accelerated depreciation and other property related differences	$2,101.4	$2,012.1
OG&E pension plan	48.0	55.1
Regulatory asset	34.4	32.7
Income taxes refundable to customers, net	24.1	22.0
Bond redemption-unamortized costs	4.3	4.8
Federal tax credits	(209.3)	(174.0)
State tax credits	(102.6)	(98.6)
Postretirement medical and life insurance benefits	(34.3)	(40.8)
Regulatory liabilities	(34.6)	(46.3)
Asset retirement obligations	(24.5)	(22.5)
Net operating losses	(26.1)	(89.7)
Other	(16.7)	(7.1)
Accrued liabilities	(8.0)	(5.9)
Accrued vacation	(2.4)	(2.6)
Deferred Federal investment tax credits	(0.8)	(0.9)
Uncollectible accounts	(0.6)	(0.5)
Non-Current Deferred Income Tax Liabilities, net	$1,752.3	$1,637.8
As of December 31, 2016, OG&E has classified $13.5 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of OG&E’s total gross unrecognized tax benefits as of the years ended December 31, 2016, 2015, and 2014.

(In millions)	2016	2015	2014
Balance at January 1	$20.2	$16.1	$12.0
Tax positions related to current year:
Additions	0.5	4.1	4.1
Balance at December 31	$20.7	$20.2	$16.1

As of December 31, 2016, 2015 and 2014, there are $13.5 million, $13.2 million and $10.5 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

OG&E has determined that a portion of certain Oklahoma investment tax credits previously recognized but not yet utilized may not be available for utilization in future years. During 2016, OG&E recorded an additional reserve for this item of $0.5 million ($0.3 million after the federal tax benefit) related to the same Oklahoma investment tax credits generated in the current year but not yet utilized due to management's determination that it is more likely than not that it will be unable to utilize these credits.

Where applicable, OG&E classifies income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2016, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.

Other

OG&E sustained Federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. As a result, OG&E had accrued Federal and state income tax benefits carrying into 2016. As OG&E can no longer carry these losses back to prior periods, these losses are being carried forward for utilization in future years which began in 2013. In addition to the tax operating losses, OG&E was unable to utilize the various tax credits that were generated during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, OG&E anticipates future taxable income will be sufficient to utilize all of the losses and remaining credits before they begin to expire. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
Net operating losses
State operating loss	$403.1	$14.8	2030
Federal operating loss	32.2	11.3	2030
Federal tax credits	209.3	209.3	2029
State tax credits
Oklahoma investment tax credits	121.7	79.1	N/A
Oklahoma capital investment board credits	7.3	7.3	N/A
Oklahoma zero emission tax credits	24.1	16.2	2020

8.	Common Stock and Cumulative Preferred Stock

There were no new shares of common stock issued in 2016, 2015 or 2014.

9.	Long-Term Debt

A summary of OG&E's long-term debt is included in the Statements of Capitalization. At December 31, 2016, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.05%	-	0.90%	Garfield Industrial Authority, January 1, 2025	$47.0
0.07%	-	0.83%	Muskogee Industrial Authority, January 1, 2025	32.4
0.05%	-	0.86%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Long-Term Debt Maturities

Maturities of OG&E's long-term debt during the next five years consist of $125.2 million, $250.1 million, $250.1 million, $0.1 million and $0.1 million in years 2017, 2018, 2019, 2020 and 2021, respectively.

OG&E has previously incurred costs related to debt refinancing.  Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset, unamortized debt expense and unamortized premium and discount on long-term debt is classified as Long-Term Debt, in the Balance Sheets and are being amortized over the life of the respective debt.

10.	Short-Term Debt and Credit Facility

At December 31, 2016, there were $49.9 million in advances from OGE Energy compared to $333.6 million in advances to OGE Energy at December 31, 2015. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $400.0 million of OGE Energy's revolving credit amount.  Effective July 29, 2013, OG&E extended the termination date of this agreement to December 13, 2018.  OG&E has a $400.0 million unsecured five-year revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At December 31, 2016, there was $1.8 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at December 31, 2016.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis.  OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018.

11.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

It is OGE Energy's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy's actuarial consultants.  Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.  During 2016, OGE Energy made a $20.0 million contribution to its Pension Plan, of which none related to OG&E. During 2015, OGE Energy did not make any contributions to its Pension Plan. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2017. Any contribution to the Pension Plan during 2017 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During the quarter ended June 30, 2016, OG&E experienced a settlement of its non-qualified Restoration of Retirement Income Plan. As a result, OG&E recorded pension settlement charges of $0.4 million during 2016, of which $0.4 million related to OG&E's Oklahoma jurisdiction and has been included in the pension tracker. During 2015, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, OG&E recorded pension settlement charges of $10.0 million in the third quarter of 2015 and $4.2 million in the fourth quarter of 2015, of which $12.5 million related to OG&E's Oklahoma jurisdiction and has been included in the pension tracker. The pension settlement charges did not increase OG&E’s total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

Obligations and Funded Status

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2016 and 2015. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheets as discussed in Note 1.  The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods. OG&E's portion of the benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OG&E's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2016 was $458.1 million and $3.4 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2015 was $470.6 million and $2.2 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2016	2015	2016	2015	2016	2015
Change in Benefit Obligation
Beginning obligations	$514.4	$543.5	$2.7	$2.8	$176.1	$217.6
Service cost	10.3	10.3	0.1	0.1	0.6	1.0
Interest cost	19.2	19.8	0.1	0.1	7.4	7.9
Plan settlements	—	(36.5)	(1.0)	—	—	—
Participants' contributions	—	—	—	—	2.9	2.6
Actuarial (gains) losses	1.2	(8.6)	2.1	(0.1)	(7.2)	(40.0)
Benefits paid	(44.6)	(14.1)	—	(0.2)	(13.4)	(13.0)
Ending obligations	$500.5	$514.4	$4.0	$2.7	$166.4	$176.1

Change in Plans' Assets
Beginning fair value	$464.2	$532.5	$—	$—	$50.0	$54.2
Actual return on plans' assets	37.7	(17.7)	—	—	1.8	(0.5)
Employer contributions	—	—	1.0	0.2	6.5	6.7
Plan settlements	—	(36.5)	(1.0)	—	—	—
Participants' contributions	—	—	—	—	2.9	2.6
Benefits paid	(44.6)	(14.1)	—	(0.2)	(13.4)	(13.0)
Ending fair value	$457.3	$464.2	$—	$—	$47.8	$50.0
Funded status at end of year	$(43.2)	$(50.2)	$(4.0)	$(2.7)	$(118.6)	$(126.1)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31 (In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$10.3	$10.3	$9.1	$0.1	$0.1	$—	$0.6	$1.0	$2.0
Interest cost	19.2	19.8	21.4	0.1	0.1	0.1	7.4	7.9	8.8
Expected return on plan assets	(33.1)	(36.5)	(35.8)	—	—	—	(2.1)	(2.2)	(2.2)
Amortization of net loss	12.4	13.8	11.4	0.1	0.1	0.1	2.5	11.9	11.0
Amortization of unrecognized prior service cost (A)	—	0.5	1.9	—	—	0.1	(6.1)	(13.6)	(13.7)
Settlement	—	14.2	—	0.4	—	—	—	—	—
Net periodic benefit cost (B)	$8.8	$22.1	$8.0	$0.7	$0.3	$0.3	$2.3	$5.0	$5.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $11.8 million, $27.4 million and $14.2 million of net periodic benefit cost recognized in 2016, 2015 and 2014, respectively, OG&E recognized the following:

•
a change in pension expense in 2016, 2015 and 2014 of $9.9 million, $(3.1) million and $11.2 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2016, 2015 and 2014 of $7.9 million, $5.8 million and $5.2 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•
a deferral of pension expense in 2016 and 2015 of $0.1 million and $1.9 million related to the Arkansas jurisdictional portion of the pension settlement charge of $0.4 million and $14.2 million, respectively.

(In millions)	2016	2015	2014
Capitalized portion of net periodic pension benefit cost	$2.9	$2.6	$2.6
Capitalized portion of net periodic postretirement benefit cost	0.8	1.6	1.8

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year ended December 31	2016	2015	2014	2016	2015	2014
Discount rate	4.00%	4.00%	3.80%	4.20%	4.25%	3.80%
Rate of return on plans' assets	7.50%	7.50%	7.50%	4.00%	4.00%	4.00%
Compensation increases	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	6.75%	6.10%	7.85%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.48%
Ultimate trend year	N/A	N/A	N/A	2026	2026	2028
N/A - not applicable

The overall expected rate of return on plan assets assumption was 7.50 percent in both 2016 and 2015, which was used in determining net periodic benefit cost due to recent returns on OGE Energy's long-term investment portfolio.  The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 6.75 percent in 2017 with the rates trending downward to 4.50 percent by 2026.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year ended December 31 (In millions)	2016	2015	2014
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.1	0.1	0.1

ONE-PERCENTAGE POINT DECREASE
Year ended December 31 (In millions)	2016	2015	2014
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.5	0.5	0.5

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

Projected Benefit Obligation Funded Status Thresholds	<90%	95%	100%	105%	110%	115%	120%
Fixed income	50%	58%	65%	73%	80%	85%	90%
Equity	50%	42%	35%	27%	20%	15%	10%
Total	100%	100%	100%	100%	100%	100%	100%

Within the portfolio's overall allocation to equities, the funds are allocated according to the guidelines in the table below.

Asset Class	Target Allocation	Minimum	Maximum
Domestic Large Cap Equity	40%	35%	60%
Domestic Mid-Cap Equity	15%	5%	25%
Domestic Small-Cap Equity	25%	5%	30%
International Equity	20%	10%	30%

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

Asset Class	Comparative Benchmark(s)
Active Duration Fixed Income	Bloomberg Barclays Aggregate
Long Duration Fixed Income	Duration blended Barclays Long Government/Credit & Barclays Universal
Equity Index	Standard & Poor's 500 Index
Mid-Cap Equity	Russell Midcap Index
Russell Midcap Value Index
Small-Cap Equity	Russell 2000 Index
Russell 2000 Value Index
International Equity	Morgan Stanley Capital Investment ACWI ex-US

The fixed income managers are expected to use discretion over the asset mix of the trust assets in its efforts to maximize risk-adjusted performance.  Exposure to any single issuer, other than the U.S. government, its agencies, or its instrumentalities (which have no limits) is limited to five percent of the fixed income portfolio as measured by market value.  At least 75 percent of the invested assets must possess an investment grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.  The portfolio may invest up to 10 percent of the portfolio's market value in convertible bonds as long as the securities purchased meet the quality guidelines. A portfolio may invest up to 15 percent of the portfolio's market value in private placement, including 144A securities with or without registration rights and allow for futures to be traded in the portfolio. The purchase of any of OGE Energy's equity, debt or other securities is prohibited.

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

For all domestic equity investment managers, no more than five percent can be invested in any one stock at the time of purchase and no more than 10 percent after accounting for price appreciation. Options or financial futures may not be purchased unless prior approval of OGE Energy's Investment Committee is received.  The purchase of securities on margin is prohibited as is securities lending.  Private placement or venture capital may not be purchased.  All interest and dividend payments must be swept on a daily basis into a short-term money market fund for re-deployment.  The purchase of any of OGE Energy's equity, debt or other securities is prohibited.  The purchase of equity or debt issues of the portfolio manager's organization is also prohibited.  The aggregate positions in any company may not exceed one percent of the fair market value of its outstanding stock.

Plan Investments

The following tables summarize OG&E's portion of OGE Energy's Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2016 and 2015.  There were no Level 3 investments held by the Pension Plan at December 31, 2016 and 2015.

(In millions)	December 31, 2016	Level 1	Level 2	NAV
Common stocks	$237.1	$237.1	$—	$—
U.S. treasury notes and bonds (A)	122.3	122.3	—	—
Mortgage and asset-backed securities	59.2	—	59.2	—
Corporate fixed income and other securities	137.6	—	137.6	—
Commingled fund (B)	23.8	—	—	23.8
Foreign government bonds	5.2	—	5.2	—
U.S. municipal bonds	1.9	—	1.9	—
Money market fund	2.2	—	—	2.2
Mutual fund	9.0	9.0	—	—
Futures
U.S. Treasury futures (receivable)	10.7	—	10.7	—
U.S. Treasury futures (payable)	(2.3)	—	(2.3)	—
Cash collateral	0.3	0.3	—	—
Forward contracts
Receivable (foreign currency)	0.2	—	0.2	—
Total Plan investments	$607.2	$368.7	$212.5	$26.0
Receivable from broker for securities sold	—
Interest and dividends receivable	3.0
Payable to broker for securities purchased	(14.3)
Plan investments attributable to affiliates	(138.6)
Total Plan assets	$457.3

(In millions)	December 31, 2015	Level 1	Level 2	NAV
Common stocks	$208.2	$208.2	$—	$—
U.S. treasury notes and bonds (A)	158.9	158.9	—	—
Mortgage-backed securities	14.5	—	14.5	—
Corporate fixed income and other securities	140.2	—	140.2	—
Commingled fund (B)	24.4	—	—	24.4
Foreign government bonds	5.6	—	5.6	—
U.S. municipal bonds	4.9	—	4.9	—
Interest-bearing cash	0.4	0.4	—	—
Money market fund	11.7	—	—	11.7
Index fund	1.8	1.8	—	—
Mutual fund	24.3	24.3	—	—
Preferred stocks	0.3	0.3	—	—
Futures
U.S. Treasury futures (receivable)	17.6	—	17.6	—
U.S. Treasury futures (payable)	(12.4)	—	(12.4)	—
Forward contracts
Receivable (foreign currency)	0.1	—	0.1	—
Payable (foreign currency)	(0.1)	—	(0.1)	—
Total Plan investments	$600.4	$393.9	$170.4	$36.1
Receivable from broker for securities sold	—
Interest and dividends receivable	3.5
Payable to broker for securities purchased	(22.2)
Plan investments attributable to affiliates	(117.5)
Total Plan assets	$464.2

(A)	This category represents U.S. treasury notes and bonds with a Moody's Investors Services rating of Aaa and Government Agency Bonds with a Moody's Investors Services rating of A1 or higher.

(B)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

The three levels defined in the fair value hierarchy and examples of each are as follows:

Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible by the Pension Plan at the measurement date. Instruments classified as Level 1 include investments in common and preferred stocks, U.S. treasury notes and bonds, mutual funds, index funds and interest-bearing cash.

Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Instruments classified as Level 2 include corporate fixed income and other securities, mortgage-backed securities, a commingled fund, a common/collective trust, U.S. municipal bonds, foreign government bonds, money market fund, treasury futures contracts and forward contracts.

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

Plan Investments

The following tables summarize OG&E's portion of OGE Energy's postretirement benefit plans investments that are measured at fair value on a recurring basis at December 31, 2016 and 2015.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2016 and 2015.

(In millions)	December 31, 2016	Level 1	Level 3
Group retiree medical insurance contract (A)	$44.7	$—	$44.7
Mutual funds investment
U.S. equity investments	8.1	8.1	—
Cash	0.3	0.3	—
Total Plan investments	$53.1	$8.4	$44.7
Plan investments attributable to affiliates	(5.3)
Total Plan assets	$47.8

(In millions)	December 31, 2015	Level 1	Level 3
Group retiree medical insurance contract (A)	$46.8	$—	$46.8
Mutual funds investment
U.S. equity investments	7.8	7.8	—
Money market funds investment	0.7	0.7	—
Total Plan investments	$55.3	$8.5	$46.8
Plan investments attributable to affiliates	(5.3)
Total Plan assets	$50.0

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

Year ended December 31 (In millions)	2016
Group retiree medical insurance contract
Beginning balance	$46.8
Interest income	0.9
Dividend income	0.6
Net unrealized gains related to instruments held at the reporting date	0.2
Realized losses	(0.1)
Claims paid	(3.7)
Ending balance	$44.7

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments OG&E expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2017	$11.4
2018	11.4
2019	11.3
2020	11.3
2021	11.2
After 2021	53.8

The following table summarizes the benefit payments OG&E expects to pay related to OGE Energy's Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure OGE Energy's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2017	$35.3
2018	37.0
2019	40.3
2020	42.3
2021	42.7
After 2021	210.0

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
The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability, or eligibility for retiree medical benefits.  OG&E's post-employment benefit obligation was $2.1 million and $1.1 million at December 31, 2016 and 2015, respectively.

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

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions, or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan.  OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates.  OG&E contributed $8.8 million, $8.2 million and $8.2 million in 2016, 2015 and 2014, respectively, to the 401(k) Plan.

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
Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan, and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2016, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock.

12.	Commitments and Contingencies

Operating Lease Obligations

OG&E has operating lease obligations expiring at various dates, primarily for railcar leases and wind farm land leases. Future minimum payments for noncancellable operating leases are as follows:

Year ended December 31 (In millions)	2017	2018	2019	2020	2021	After 2021	Total
Operating lease obligations
Railcars	$2.7	$1.7	$21.0	$—	$—	$—	$25.4
Wind farm land leases	2.5	2.5	2.5	2.9	2.9	43.5	56.8
Total operating lease obligations	$5.2	$4.2	$23.5	$2.9	$2.9	$43.5	$82.2

Payments for operating lease obligations were $8.5 million, $6.9 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Railcar Lease Agreement

OG&E has a noncancellable operating lease with a purchase option, covering approximately 1,250 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On January 11, 2012, OG&E executed a five-year lease agreement for 135 railcars to replace railcars that have been taken out of service or destroyed.

On October 14, 2014, OG&E signed a separate three-year lease effective December 2014 for 131 railcars to replace railcars that have been taken out of service or destroyed.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $18.3 million. OG&E is also required to maintain all of the railcars it has under the operating lease.

Wind Farm Land Lease Agreements

OG&E has operating leases related to land for its Centennial, OU Spirit and Crossroads wind farms expiring at various dates. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. The OU Spirit and Crossroads leases have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their useful life.

Other Purchase Obligations and Commitments

OG&E's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2017	2018	2019	2020	2021	Total
Other purchase obligations and commitments
Cogeneration capacity and fixed operation and maintenance payments	$77.1	$73.9	$66.5	$54.7	$51.0	$323.2
Expected cogeneration energy payments	37.7	37.5	38.9	40.7	44.4	199.2
Minimum fuel purchase commitments	236.2	49.3	36.2	24.6	24.6	370.9
Expected wind purchase commitments	59.0	57.9	56.6	57.1	57.5	288.1
Long-term service agreement commitments	2.2	28.4	22.2	2.4	2.4	57.6
Mustang Modernization expenditures	130.4	21.9	—	—	—	152.3
Environmental compliance plan expenditures	169.2	63.0	8.9	0.2	—	241.3
Total other purchase obligations and commitments	$711.8	$331.9	$229.3	$179.7	$179.9	$1,632.6

Public Utility Regulatory Policy Act of 1978

At December 31, 2016, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019 and a QF contract with AES-Shady Point, Inc. which expires on January 15, 2023.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E; the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MWs AES-Shady Point, Inc. QF contract and the 120 MWs Oklahoma Cogeneration LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

For the years ended December 31, 2016, 2015 and 2014, OG&E made total payments to cogenerators of $124.8 million, $124.0 million and $129.4 million, respectively, of which $66.3 million, $69.5 million and $72.3 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Statements of Income as Cost of Sales.

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

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2016, 2015 and 2014.

Year ended December 31 (In millions)	2016	2015	2014
CPV Keenan	$29.2	$26.7	$28.1
Edison Mission Energy	21.1	19.7	21.3
FPL Energy	3.4	3.2	3.6
NextEra Energy	7.3	7.0	7.8
Total wind power purchased	$61.0	$56.6	$60.8

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

Enable Gas Transportation Agreement

OG&E contracts with Enable for firm non-notice load following gas transportation services, under a five year contract. The contract will expire in April 2019. In 2016, OG&E entered into an additional gas transportation services contract with Enable which will be effective upon the conversion of units 4 and 5 at Muskogee from coal to gas.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015, to install the Dry Scrubber systems. The Dry Scrubbers are scheduled to be completed by 2019. More detail regarding the ECP can be found under the "Pending Regulatory Matters" in Note 13.

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

A number of states, including Oklahoma, filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. OG&E is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Due to the pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Siemens Contract

On June 15, 2015 OG&E entered into a contract with Siemens Energy Inc. for the purchase, design and engineering of seven simple-cycle gas turbine generators for $170.3 million associated with the Mustang Modernization Plan.

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

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's wholesale electric tariffs, transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2016, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

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
On July 1, 2016, the Court upheld the FERC's decision requiring removal of the "right of first refusal" for incumbent transmission providers from the SPP Membership Agreement. The Court determined that the FERC had reasonably found the "right of first refusal" in the SPP Membership Agreement to be anticompetitive.

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

Oklahoma Demand Program Rider Review - SmartHours Program

In July 2012, OG&E filed an application with the OCC to recover certain costs associated with demand programs through the Oklahoma Demand Program Rider, including the lost revenues associated with the SmartHours program. The SmartHours program is designed to incentivize participating customers to reduce on-peak usage or shift usage to off-peak hours during the months of May through October, by offering lower rates to those customers in the off-peak hours of those months. Lost revenues are created by the difference in the standard rates and the lower incentivized rates. Non-SmartHours program customers benefit from the reduction of on-peak usage by SmartHours customers by the reduction of more costly on-peak generation and the delay in adding new on-peak generation.

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

Mustang Modernization Plan - Arkansas

On April 13, 2016, OG&E filed an application at the APSC seeking authority to construct combustion turbines at its existing Mustang generating facility.  Arkansas law requires a public utility to seek approval from the APSC to construct a power-

generating facility located outside the boundaries of the state of Arkansas.  The application did not seek any cost recovery for the capital expenditures in the application, as cost recovery will be determined in future proceedings.  In July 2016, OG&E filed a motion to dismiss this proceeding and in August, the APSC approved the dismissal. OG&E intends to seek cost recovery of the Mustang combustion turbines at a later date after the Mustang facility is placed in service.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines with 400 MWs of new, efficient combustion turbines at the Mustang site and approval for a recovery mechanism for the associated costs.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. OG&E is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $547.5 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of December 31, 2016, OG&E had invested $208.7 million of construction work in progress on the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $424.9 million and expects the project to be completed in late 2017. As of December 31, 2016, OG&E had invested $187.8 million on the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014, but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Arkansas by October 1, 2017 and in Oklahoma by October 1, 2018.

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

The staff of the Oklahoma Attorney General made a recommendation to reduce rates $10.8 million based on a return on equity of 9.25 percent and a common equity percentage of 50 percent, as well as a recommendation to reduce rates $13.7 million based on a return on equity of 8.90 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Attorney General's recommendation is a reduction of $20.9 million to OG&E’s requested increase for depreciation and plant dismantlement.

The Oklahoma Industrial Energy Consumers recommended a $47.9 million annual rate decrease based on a return on equity of 9.00 percent and a common equity percentage of 53 percent.  Included in the Oklahoma Industrial Energy Consumers' recommendation is a reduction of $52.5 million to OG&E’s requested increase for depreciation and plant dismantlement.

On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million which is subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate case. As of December 31, 2016, OG&E has recorded $39.0 million of revenues from the interim rate increase and has reserved $33.7 million of that revenue.

In December 2016, the ALJ issued a report and recommendations in the case. The ALJ's recommendations include, among other things, the use of OG&E's actual capital structure of 53 percent equity and 47 percent long-term debt and a return on equity of 9.87 percent resulting in an annual increase in OG&E's revenues of $40.7 million. The parties provided comments on the ALJ's report in early January 2017, and the OCC held hearings in early February 2017. OG&E is unable to predict what action the OCC will take, or the timing of such action.

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The rate increase was based on a June 30, 2016 test year and included a recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The increase also reflects increases in operation and maintenance expenses, including vegetation management costs, and increased recovery of depreciation and dismantlement costs. A hearing in this matter is scheduled for the second quarter of 2017.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC Staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. A hearing in this Cause will be held on March 30, 2017.

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

Quarter ended (In millions)		March 31	June 30	September 30	December 31	Total
Operating revenues	2016	$433.1	$551.4	$743.9	$530.8	$2,259.2
	2015	$480.1	$549.9	$719.8	$447.1	$2,196.9
Operating income	2016	$38.6	$131.4	$257.2	$81.7	$508.9
	2015	$57.3	$127.5	$255.7	$59.9	$500.4
Net income	2016	$6.1	$72.3	$159.9	$45.8	$284.1
	2015	$17.1	$69.0	$162.9	$19.9	$268.9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Oklahoma Gas and Electric Company

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the Company) as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Gas and Electric Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
February 22, 2017

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
OG&E management assessed the effectiveness of OG&E's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2016, OG&E's internal control over financial reporting is effective based on those criteria.
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

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oklahoma Gas and Electric Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Oklahoma Gas and Electric Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and statements of capitalization of Oklahoma Gas and Electric Company as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2016 of Oklahoma Gas and Electric Company and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
February 22, 2017

Item 9B. Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Code of Ethics Policy

OGE Energy maintains a code of ethics for our chief executive officer and senior financial officers, including the chief financial officer and chief accounting officer, which is available for public viewing on OGE Energy's website address www.oge.com under the heading "Investors," "Investor Relations," "Corporate Governance."  The code of ethics will be provided, free of charge, upon request.  OGE Energy intends to satisfy the disclosure requirements under Section 5, Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its website at the location specified above.  OGE Energy will also include in its proxy statement information regarding the Audit Committee financial experts.

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

Fees for Principal Independent Accountants

Year ended December 31	2016	2015
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,185,800	$1,141,700
Services in support of debt and stock offerings	—	—
Other (A)	302,200	299,100
Total audit fees (B)	1,488,000	1,440,800
Employee benefit plan audits	138,000	133,000
Total audit-related fees	138,000	133,000
Assistance with examinations and other return issues (C)	329,728	47,570
Review of Federal and state tax returns	35,000	33,500
Total tax preparation and compliance fees	364,728	81,070
Total tax fees	364,728	81,070
Total fees	$1,990,728	$1,654,870

(A)
Includes reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings and fees for consulting with OGE Energy's and OG&E's executives regarding accounting issues.

(B)
The aggregate audit fees include fees billed for the audit of OGE Energy's and OG&E's annual financial statements and for the reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q.  For 2016, this amount includes estimated billings for the completion of the 2016 audit, which services were rendered after year-end.

(C)	For 2016, this amount includes billings associated with a research and development tax study.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2016 and 2015 for other services.

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

For 2016, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

The following Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Statements of Income for the years ended December 31, 2016, 2015 and 2014

•	Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

•	Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Balance Sheets at December 31, 2016 and 2015

•	Statements of Capitalization at December 31, 2016 and 2015

•	Statements of Changes in Stockholder's Equity for the years ended December 31, 2016, 2015 and 2014

•	Notes to Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

10.01
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed July 9, 2012 (File No. 1-12579) and incorporated by reference herein).

10.02
Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.03
Amended and Restated Ownership and Operation Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.04
Operating and Maintenance Agreement for the Transmission Assets of the McClain Generating Facility dated as of August 25, 2003 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.05 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.05*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).
10.06
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

10.07*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.08*
OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.09*
Form of Employment Agreement for all existing and future officers of OG&E relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.10*
Form of Restricted Stock Agreement under OGE Energy's 2008 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12579) and incorporated by reference herein).

10.11
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein).

10.12*
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

10.14
Copy of Settlement Agreement with Oklahoma Corporation Commission Staff, the Oklahoma Attorney General and others relating to OG&E's Crossroads wind farm application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed July 1, 2010 (File No. 1-12579) and incorporated by reference herein).

10.15
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's rate case. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 19, 2011 (File No. 1-12579) and incorporated by reference herein).

10.16
Copy of Settlement Agreement with Arkansas Public Service Commission Staff, the Arkansas Attorney General and others relating to OG&E's Smart Grid application. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed June 28, 2011 (File No. 1-12579) and incorporated by reference herein).

10.17*	Director Compensation. (Filed as Exhibit 10.38 to OGE Energy's Form 10-K for the year ended December 31, 2012 (File No. 1-12579) and incorporated by reference herein)
10.18*	Executive Officer Compensation. (Filed as Exhibit 10.39 to OGE Energy's Form 10-K for the year ended December 31, 2012 (File No. 1-12579) and incorporated by reference herein).
10.19*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.20*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).

10.21
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

10.21
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

10.23
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

10.24*
Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.53 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).

10.25*
Form of Restricted Stock Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.54 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).

10.26*
OGE Energy's Deferred Compensation Plan (As amended and restated effective October 1, 2016). (Filed as Exhibit 10.37 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).

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

99.04	Copy of the Report of Administrative Law Judge dated June 8, 2015. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 12, 2015 (File No. 1-12579) and incorporated by reference herein).
99.05
Copy of OCC Order relating to OG&E's environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 7, 2015 (File No. 1-12579) and incorporated by reference herein).

99.06
Copy of OG&E's Motion for Rehearing on its environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 15, 2015 (File No. 1-12579) and incorporated by reference herein).

99.07	Copy of OG&E's Application with the OCC for general rate case (Filed and Exhibit 99.02 to OGE Energy's Form 8-K filed December 23, 2015 (File No. 1-12579) and incorporated by reference herein).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2014
Reserve for Uncollectible Accounts	$1.9	$2.3	$2.6	$1.6
Balance at December 31, 2015
Reserve for Uncollectible Accounts	$1.6	$2.4	$2.6	$1.4
Balance at December 31, 2016
Reserve for Uncollectible Accounts	$1.4	$2.5	$2.4	$1.5

(A)	Uncollectible accounts receivable written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 22, 2017.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 22, 2017

/s/ Stephen E. Merrill
Stephen E. Merrill	Principal Financial Officer;	February 22, 2017

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 22, 2017

Frank A. Bozich	Director;
James H. Brandi	Director;
Luke R. Corbett	Director;
John D. Groendyke	Director;
David L. Hauser	Director;
Kirk Humphreys	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 22, 2017

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.