Form 10-Q
period 2017-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2017-05-04
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No

At March 31, 2017, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 with 400 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
Regional Haze Rule	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions.  Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in OG&E's 2016 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws, safety laws or regulations that may impact the cost of operations or restrict or change the way OG&E's operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber-attacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility industry;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" OG&E's 2016 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
OPERATING REVENUES	$456.0	$433.1
COST OF SALES	208.7	177.9
OPERATING EXPENSES
Other operation and maintenance	126.1	116.3
Depreciation and amortization	54.7	76.7
Taxes other than income	22.3	23.6
Total operating expenses	203.1	216.6
OPERATING INCOME	44.2	38.6
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.9	1.6
Other income	6.4	4.0
Other expense	(0.4)	(0.3)
Net other income	12.9	5.3
INTEREST EXPENSE
Interest on long-term debt	35.5	35.5
Allowance for borrowed funds used during construction	(3.3)	(0.9)
Interest on short-term debt and other interest charges	1.4	0.9
Interest expense	33.6	35.5
INCOME BEFORE TAXES	23.5	8.4
INCOME TAX EXPENSE	7.3	2.3
NET INCOME	16.2	6.1
Other comprehensive income (loss), net of tax	—	—
COMPREHENSIVE INCOME	$16.2	$6.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16.2	$6.1
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	54.7	76.7
Deferred income taxes and investment tax credits, net	7.5	2.3
Allowance for equity funds used during construction	(6.9)	(1.6)
Stock-based compensation expense	0.8	0.8
Regulatory assets	(6.4)	(2.3)
Regulatory liabilities	(4.6)	(4.6)
Other assets	(3.1)	1.5
Other liabilities	0.7	2.8
Change in certain current assets and liabilities
Accounts receivable, net	36.6	38.0
Accrued unbilled revenues	3.5	2.1
Fuel, materials and supplies inventories	(7.7)	10.1
Fuel clause under recoveries	(22.1)	—
Other current assets	0.7	(7.7)
Accounts payable	26.3	(33.6)
Accounts payable - affiliates	0.1	(0.5)
Income taxes payable - parent	5.6	(0.1)
Fuel clause over recoveries	—	2.0
Other current liabilities	(37.5)	(35.6)
Net Cash Provided from Operating Activities	64.4	56.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(219.9)	(177.7)
Net Cash Used in Investing Activities	(219.9)	(177.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(65.0)	(30.0)
Proceeds from long-term debt	297.1	—
Payment of long-term debt	(0.1)	(110.0)
Changes in advances with parent	(76.5)	261.3
Net Cash Provided from Financing Activities	155.5	121.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.1 and $1.5, respectively	$136.4	$173.0
Accrued unbilled revenues	56.2	59.7
Advances to parent	86.0	—
Fuel inventories	86.3	79.8
Materials and supplies, at average cost	81.5	80.3
Fuel clause under recoveries	73.4	51.3
Other	77.6	78.3
Total current assets	597.4	522.4
OTHER PROPERTY AND INVESTMENTS	6.4	6.6
PROPERTY, PLANT AND EQUIPMENT
In service	10,631.0	10,572.3
Construction work in progress	673.3	495.1
Total property, plant and equipment	11,304.3	11,067.4
Less accumulated depreciation	3,415.0	3,385.6
Net property, plant and equipment	7,889.3	7,681.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	403.1	404.8
Other	54.7	53.8
Total deferred charges and other assets	457.8	458.6
TOTAL ASSETS	$8,950.9	$8,669.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

(In millions)	March 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$0.2	$0.1
Accounts payable - other	236.6	196.3
Advances from parent	—	49.9
Customer deposits	78.6	77.7
Accrued taxes	24.2	40.8
Accrued interest	32.8	40.2
Accrued compensation	17.9	31.3
Long-term debt due within one year	125.0	125.0
Other	94.7	95.8
Total current liabilities	610.0	657.1
LONG-TERM DEBT	2,703.2	2,405.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	166.8	167.7
Deferred income taxes	1,759.0	1,752.3
Regulatory liabilities	306.7	299.7
Other	136.1	134.7
Total deferred credits and other liabilities	2,368.6	2,354.4
Total liabilities	5,681.8	5,417.3
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,024.9	1,024.1
Retained earnings	2,244.2	2,228.0
Total stockholder's equity	3,269.1	3,252.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,950.9	$8,669.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2016	$100.9	$923.2	$2,228.0	$3,252.1
Net income	—	—	16.2	16.2
Dividends declared on common stock	—	—	—	—
Stock-based compensation	—	0.8	—	0.8
Balance at March 31, 2017	$100.9	$924.0	$2,244.2	$3,269.1

Balance at December 31, 2015	$100.9	$920.9	$2,133.9	$3,155.7
Net income	—	—	6.1	6.1
Dividends declared on common stock	—	—	(30.0)	(30.0)
Stock-based compensation	—	0.8	—	0.8
Balance at March 31, 2016	$100.9	$921.7	$2,110.0	$3,132.6

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2017 and December 31, 2016, the results of its operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016, have been included and are of a normal recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2017 up to the date of issuance of these Condensed Financial Statements and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2016 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

(In millions)	March 31, 2017	December 31, 2016
Regulatory Assets
Current
Fuel clause under recoveries	$73.4	$51.3
Oklahoma demand program rider under recovery (A)	45.6	51.0
SPP cost tracker under recovery (A)	14.6	10.0
Other (A)	8.6	9.5
Total Current Regulatory Assets	$142.2	$121.8
Non-Current
Benefit obligations regulatory asset	$228.9	$232.6
Income taxes recoverable from customers, net	65.6	62.3
Deferred storm expenses	40.5	35.7
Smart Grid	38.2	43.2
Unamortized loss on reacquired debt	13.1	13.4
Other	16.8	17.6
Total Non-Current Regulatory Assets	$403.1	$404.8
Regulatory Liabilities
Current
Other (B)	$13.4	$12.3
Total Current Regulatory Liabilities	$13.4	$12.3
Non-Current
Accrued removal obligations, net	$268.6	$262.8
Pension tracker	36.6	35.5
Other	1.5	1.4
Total Non-Current Regulatory Liabilities	$306.7	$299.7

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligations

The following table summarizes changes to OG&E's asset retirement obligations during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In millions)	2017	2016
Balance at January 1	$69.6	$63.3
Accretion expense	0.7	0.7
Balance at March 31	$70.3	$64.0

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". The new guidance was intended to be effective for fiscal years beginning after December 15, 2016. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. OG&E currently expects to apply the modified retrospective transition method, but will ultimately determine its transition approach once various industry issues have been resolved. Currently, OG&E is not aware of any issues that would have a material impact on the timing of revenue recognition. OG&E is assessing the effect of this new guidance on its tariff-based sales, bundled arrangements and alternative revenue programs. At this time, OG&E is evaluating the impact of the new standard on its results of operations and financial position, but believes that it will change the income statement presentation of revenues and will require new disclosures.

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

Employee Share Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share Based Payment Accounting," which amends Accounting Standards Codification Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share based payments are accounted for and presented in the financial statements. The new guidance among other requirements requires all of the tax effects related to share based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost, or windfalls, were recorded in equity, and tax deficiencies, or shortfalls, were recorded in equity to the extent of previous windfalls, and then to the income statement. Under the new guidance, the windfall tax benefit is recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax related cash flows resulting from share based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. OG&E adopted this standard in the first quarter of 2017. Going forward, tax benefits in excess of compensation costs previously recorded in equity will be recorded within the income statement and all tax related cash flows resulting from share based payments will be recorded as an operating activity within the statement of cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In May 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  The new guidance is designed to improve the reporting of pension and other postretirement benefit costs by bifurcating the components of net benefit expense between those that are attributed to compensation for service and those that are not.  The service cost component of benefit expense will continue to be presented within operating income, but entities will now be required to present the other components of benefit expense as non-operating within the income statement.  Additionally, the new guidance only permits the capitalization of the service cost component of net benefit expense.

The accounting change is required to be applied using a modified retrospective approach for the presentation of components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit costs.  The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, subject to certain conditions.

OG&E believes that the impact of the change in capitalization of only the service cost component of net periodic benefit costs will be immaterial from current practice.  OG&E does not intend to early adopt the new guidance and will implement the change in the first quarter of 2018.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $34.6 million and $31.9 million during the three months ended March 31, 2017 and 2016, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(In millions)	2017	2016
Operating Revenues:
Electricity to power electric compression assets	$2.2	$2.3
Cost of Sales:
Natural gas transportation services	$8.8	$8.8
Natural gas purchases/(sales)	(0.4)	1.5

During the three months ended March 31, 2017, OG&E declared no dividends to OGE Energy as compared to $30.0 million during the same period in 2016.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

The fair value of the Company's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt which fair value is based on calculating the net present value of the monthly payments discounted by the Company's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (including Long-Term Debt due within one year)
Senior Notes	$2,683.0	$2,941.5	$2,385.5	$2,657.2
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.8	9.3	9.9	9.5

5.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2017 and 2016 related to performance units and restricted stock for OG&E employees.

	Three Months Ended March 31,
(In millions)	2017	2016
Performance units
Total shareholder return	$0.6	$0.6
Earnings per share	0.2	0.2
Total performance units	0.8	0.8
Restricted stock	—	—
Total compensation expense	$0.8	$0.8
Income tax benefit	$0.3	$0.3

During the three months ended March 31, 2017, OG&E issued an immaterial number of shares to satisfy restricted stock grants.

The following table summarizes the activity of OG&E's stock-based compensation during the three months ended March 31, 2017.

	Units/Shares	Fair Value Per Share
Grants
Performance units (Total shareholder return)	85,501	$41.76
Performance units (Earnings per share)	28,499	$34.95

6.	Income Taxes

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

At March 31, 2017, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.65%	-	0.95%	Garfield Industrial Authority, January 1, 2025	$47.0
0.65%	-	0.90%	Muskogee Industrial Authority, January 1, 2025	32.4
0.66%	-	0.95%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of New Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used to repay short-term debt and were added to OG&E's general funds to be used for general corporate purposes, including to repay borrowings under the revolving credit facility, to fund the payment at maturity of OG&E's $125.0 million of 6.5 percent senior notes due July 15, 2017, and to fund ongoing capital expenditures and working capital.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $300.0 million of long-term debt during the second half of 2017, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

8.	Short-Term Debt and Credit Facility

On March 8, 2017 OG&E entered into a new unsecured $450.0 million five-year revolving credit facilities. The new facility is scheduled to terminate on March 8, 2022. However, OG&E has the right to request an extension of the revolving credit facility termination date under its respective facility for an additional one-year period, which can be exercised up to two times. All such extension requests are subject to majority lender group approval (and only the commitments of those lenders that consent to such extension (or that agree to replace any non-consenting lender) will be extended for such additional period).

Borrowings under OG&E’s new facility shall bear interest at rates equal to either the eurodollar base rate (reserve adjusted, if applicable), plus a margin of 0.69 percent to 1.275 percent, or an alternate base rate, plus a margin of 0.0 percent to 0.275 percent. OG&E’s new facility has a facility fee that ranges from 0.06 percent to 0.225 percent. Interest rate margins and facility fees are based on OG&E’s then-current senior unsecured credit ratings.

The new facility provides for issuance of letters of credit, provided that (i) the aggregate outstanding credit exposure shall not exceed the amount of the revolving credit facility and (ii) the aggregate outstanding stated amount of letters of credit issued under such facility shall not exceed a sublimit of $100.0 million. Advances under the new facility may be used to refinance existing indebtedness and for working capital and general corporate purposes of the respective borrower and its subsidiaries, including commercial paper liquidity support, letters of credit, acquisitions and distributions.

The new facility is unsecured and, under certain circumstances, may be increased by up to $150.0 million, to a maximum revolving commitment limit of $600.0 million. Advances of revolving loans and letters of credit under the new facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or unmatured default.

The OG&E new facility has a financial covenant requiring that the respective borrower maintain a maximum debt to capitalization ratio of 65 percent, as defined in the facility. OG&E's new facility also contains covenants which restrict the respective borrower and certain of its subsidiaries in respect of, among other things, mergers and consolidations, sales of all or substantially all assets, incurrence of liens and transactions with affiliates. OG&E's new facility is subject to acceleration upon the occurrence of any default, including, among others, payment defaults on such facilities, breach of representations, warranties and covenants, acceleration of indebtedness (other than intercompany and non-recourse indebtedness) of $100.0 million or more in the aggregate, change of control (as defined in each such facility), nonpayment of uninsured judgments in excess of $100.0 million, and the occurrence of certain Employee Retirement Income Security Act and bankruptcy events, subject where applicable to specified cure periods.

At March 31, 2017, there was $86.0 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022. At March 31, 2017, there were no intercompany borrowings under this agreement. At March 31, 2017, there were $1.8 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at March 31, 2017.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2017 (B)	2016 (B)	2017 (B)	2016 (B)	2017 (B)	2016 (B)
Service cost	$2.7	$2.8	$—	$—	$0.1	$0.1
Interest cost	4.8	5.0	—	0.1	1.7	1.8
Expected return on plan assets	(8.3)	(8.4)	—	—	(0.5)	(0.5)
Amortization of net loss	3.0	3.2	0.1	—	0.6	0.5
Amortization of unrecognized prior service cost (A)	—	—	—	—	—	(1.5)
Net periodic benefit cost	$2.2	$2.6	$0.1	$0.1	$1.9	$0.4

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $4.2 million and $3.1 million of net periodic benefit cost recognized during the three months ended March 31, 2017 and 2016, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended March 31, 2017 and 2016 of $2.9 million and $2.3 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1); and

•
an increase in postretirement medical expense in the three months ended March 31, 2017 and 2016 of $1.1 million and $2.0 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended
	March 31,
(In millions)	2017	2016
Capitalized portion of net periodic pension benefit cost	$0.8	$0.9
Capitalized portion of net periodic postretirement benefit cost	0.6	0.2

10.	Commitments and Contingencies

Except as set forth below, in Note 11 and under "Environmental Laws and Regulations" in Item 2 of Part I, and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2016 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the Dry Scrubber systems.  The Dry Scrubbers are scheduled to be completed by 2019. More detail regarding the ECP can be found under “Pending Regulatory Matters” in Note 11.

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

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2016 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

Completed Regulatory Matters

Oklahoma Rate Case Filing

On December 18, 2015, OG&E filed a general rate case with the OCC requesting a rate increase of $92.5 million and a 10.25 percent return on equity based on a common equity percentage of 53.0 percent. The rate case was based on a June 30, 2015 test year and included recovery of $1.6 billion of electric infrastructure additions since its last general rate case in Oklahoma.

On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million, subject to refund for amounts in excess of the rates approved by the OCC. As of March 31, 2017 OG&E has fully reserved all of the interim rate increase pending resolution of the refund methodology.

In December 2016, the ALJ issued a report and recommendations in the case. The ALJ's recommendations included, among other things, the use of OG&E's actual capital structure of 53.0 percent equity and 47.0 percent long-term debt and a return on equity of 9.87 percent resulting in an annual increase in OG&E's revenues of $40.7 million.

On March 20, 2017, the OCC held hearings and issued a final order. The final order results in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the final order adopted certain of the recommendations set forth in the ALJ Report, it differs in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from current rates on an annual basis, (iii) recovery of only 50 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause.

As a result of the final order, OG&E recorded in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities, and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

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

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. The Company is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $547.5 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of March 31, 2017, OG&E had invested $281.6 million of construction work in progress on the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $424.9 million, including allowance for funds used during construction and capitalized ad valorem taxes, and expects the project to be completed in late 2017. As of March 31, 2017, OG&E had invested $231.8 million on the Mustang Modernization Plan.

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

In April 2017, OG&E entered into a settlement with the staff of the APSC and other intervenors. The settlement provides for a $7.1 million annual rate increase and a 9.50 percent return on equity on a 50.0 percent equity capital structure. The settlement is subject to approval of the APSC. Hearings are scheduled for the APSC to review the settlement on May 2, 2017. OG&E expects to receive an order from the APSC in the second quarter of 2017.

The settlement also provides that OG&E will be regulated under a formula rate rider, which should result in a more efficient process as the return on equity, depreciation rates and capital structure should not change from what is approved by the APSC in the current rate case proceeding unless differences of plus or minus 50 basis points in return on equity were to occur. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the projected year. The initial term for the formula rate rider is not to exceed five years, unless additional approval is obtained from the APSC. OG&E expects to make its first filing under the Arkansas Formula Rate Rider in October 2018.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. At a hearing on March 30, 2017, the PUD staff recommended to the OCC that the 2015 fuel costs be found prudent. OG&E expects to receive an OCC order in the second quarter of 2017.

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

Summary of Operating Results

Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2016

OG&E reported net income of $16.2 million and $6.1 million during the three months ended March 31, 2017 and 2016, respectively, an increase of $10.1 million primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the OCC's final order, as discussed in Note 11, and higher other income related to increased allowance for equity funds used during construction. These increases were partially offset by an increase in other operation and maintenance expense, a decrease in gross margin and higher income tax expense.

Recent Developments and Regulatory Matters

As discussed in Note 13, on March 20, 2017, the OCC issued a final order in OG&E's general rate case. The final order results in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the final order adopted certain of the recommendations set forth in the ALJ Report, it differs in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from current rates on an annual basis, (iii) recovery of only 50.0 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause.

As a result of the final order, OG&E recorded in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities, and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

2017 Outlook

OG&E projects earnings to be at the low end of the earnings range of $316.0 million to $340.0 million of net income in 2017 based on the OCC rate order and the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	new rates take effect in Oklahoma May 1, 2017;

•	new rates take effect in Arkansas in 2017;

•	gross margin on revenues of approximately $1.405 billion to $1.420 billion based on sales growth of approximately 1 percent on a weather adjusted basis;

•	approximately $110 million of gross margin is primarily attributed to regionally allocated transmission projects;

•	operating expenses of approximately $844 million to $865 million with operation and maintenance expenses approximately 57 percent of the total;

•
interest expense of approximately $144 million which assumes a $16 million allowance for borrowed funds used during construction reduction to interest expense and includes the debt issuance of $300 million on March 31, 2017;

•	other income of approximately $62 million including approximately $35 million of allowance for equity funds used during construction;

•	an effective tax rate of approximately 31 percent; and

•
assumes $21 million of pre-tax net income or $0.06 per average diluted share for rates implemented on July 1, 2016 through December 31, 2016 based on the rate order received for the Oklahoma General Rate Case.

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

Detailed below is a reconciliation of gross margin to revenue included in the 2017 Outlook.

Reconciliation of Gross Margin to Revenue
Year Ended December 31, (Dollars in Millions)	2017
Operating revenues	$2,096
Cost of sales	691
Gross margin	$1,405

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2017 as compared to the same period in 2016 and OG&E's financial position at March 31, 2017. Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(Dollars in millions)	2017	2016
Operating revenues	$456.0	$433.1
Cost of sales	208.7	177.9
Other operation and maintenance	126.1	116.3
Depreciation and amortization	54.7	76.7
Taxes other than income	22.3	23.6
Operating income	44.2	38.6
Allowance for equity funds used during construction	6.9	1.6
Other income	6.4	4.0
Other expense	0.4	0.3
Interest expense	33.6	35.5
Income tax expense	7.3	2.3
Net income	$16.2	$6.1
Operating revenues by classification
Residential	$192.3	$178.5
Commercial	124.3	102.7
Industrial	44.3	38.2
Oilfield	38.1	32.3
Public authorities and street light	44.5	36.1
Sales for resale	—	0.1
System sales revenues	443.5	387.9
Provision for rate refund	(20.8)	—
Integrated market	(3.5)	9.1
Other	36.8	36.1
Total operating revenues	$456.0	$433.1
Reconciliation of gross margin to revenue:
Operating revenues	$456.0	$433.1
Cost of sales	208.7	177.9
Gross margin	$247.3	$255.2
MWH sales by classification (In millions)
Residential	2.0	2.1
Commercial	1.6	1.6
Industrial	0.8	0.9
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
System sales	5.9	6.1
Integrated market	0.3	0.4
Total sales	6.2	6.5
Number of customers	836,099	827,685
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.817	2.038
Coal	2.110	2.288
Total fuel	2.135	1.945
Total fuel and purchased power	3.132	2.611
Degree days (A)
Heating - Actual	1,381	1,552
Heating - Normal	1,799	1,798
Cooling - Actual	57	12
Cooling - Normal	13	13

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

Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2016
OG&E's net income increased $10.1 million during the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to lower depreciation and amortization expense as a result of the OCC's final order mandating a reduction in depreciation rates as discussed in Note 11 and higher other income partially offset by higher other operation and maintenance expense, lower gross margin and higher income tax expense.
Operating revenues were $456.0 million during the three months ended March 31, 2017 as compared to $433.1 million during the same period in 2016, an increase of $22.9 million, or 5.3 percent. Cost of sales were $208.7 million during the three months ended March 31, 2017 as compared to $177.9 million during the same period in 2016, an increase of $30.8 million, or 17.3 percent. Gross margin was $247.3 million during the three months ended March 31, 2017 as compared to $255.2 million during the same period in 2016, a decrease of $7.9 million, or 3.1 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Reserve for rate refund (A)	$(20.8)
Interim rate increase - Oklahoma (A)	15.4
Weather (price and quantity) (B)	(4.9)
Price variance	(1.6)
Other	1.9
New customer growth	2.1
Change in gross margin	$(7.9)

(A)
On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. On March 20, 2017, the OCC issued a final order resulting in an increase of $8.8 million, as discussed in Note 11. The interim rate increase is fully reserved as of March 31, 2017.

(B)	Heating degree days decreased approximately 11 percent.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. Cost of sales was $208.7 million during the three months ended March 31, 2017 as compared to $177.9 million during the same period in 2016, an increase of $30.8 million, or 17.3 percent. OG&E's change in cost of sales for the three months ended March 31, 2017 as compared to the same period in 2016 are detailed in the table below.

(In millions)	Change
Fuel expense (A)	$13.4
Purchased power costs
Purchases from SPP (B)	17.3
Wind	0.7
Cogeneration	(5.6)
Transmission expense (C)	5.0
Change in cost of sales	$30.8

(A)	Increase in fuel expense was primarily due to increased utilization of company owned generation.

(B)	The cost of purchases from the SPP increased despite a 13 percent reduction in MWhs purchased. The cost per MWh increased 44 percent, due primarily to higher gas prices.

(C)	Increase in transmission related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC.

Operating Expenses

Other operation and maintenance expense was $126.1 million during the three months ended March 31, 2017 as compared to $116.3 million during the same period in 2016, an increase of $9.8 million, or 8.4 percent. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Marketing (related to demand side management)	$2.8
Payroll & benefits (A)	2.6
Corporate allocations and overheads	2.0
Contract professional services (B)	1.6
Maintenance at power plants	1.0
Other	(0.2)
Change in other operation and maintenance expense	$9.8

(A)	Increased primarily due to increased 401k match due to higher incentive payout, increased annual salaries, overtime and active medical and dental expenses.

(B)	Increased primarily due to increased consulting costs associated with demand side management programs.

Depreciation and amortization expense was $54.7 million during the three months ended March 31, 2017 as compared to $76.7 million during the same period in 2016, a decrease of $22.0 million, or 28.7 percent, primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the OCC's final order as discussed in Note 11 partially offset by additional assets being placed into service.

Additional Information
Allowance for Equity Funds Used During Construction. Allowance for Equity Funds Used During Construction was $6.9 million during the three months ended March 31, 2017 as compared to $1.6 million during the same period in 2016, an increase of $5.3 million, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other Income. Other income was $6.4 million during the three months ended March 31, 2017 as compared to $4.0 million during the same period in 2016, an increase of $2.4 million, or 60.0 percent, primarily due to an increase in the tax gross up related to higher allowance for funds used during construction partially offset by lower guaranteed flat bill margins.

Income Tax Expense. Income tax expense was $7.3 million during the three months ended March 31, 2017 as compared to $2.3 million during the same period in 2016, an increase of $5.0 million, primarily due to higher pre-tax income.

Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2016 Form 10-K.

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $192.6 million and $232.7 million at March 31, 2017 and December 31, 2016, respectively, a decrease of $40.1 million, or 17.2 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower usage due to milder weather in March 2017 as compared to December 2016.

Advances to Parent/Advances from Parent. The balance in Advances to Parent was $86.0 million at March 31, 2017 compared to an Advances from Parent balance of $49.9 million at December 31, 2016. The change in Advances with Parent is primarily due to proceeds from long-term debt in March 2017 and increased cash from customers due to 2016 refunds of over-recovered fuel, partially offset by capital expenditures.

Fuel Clause Under Recoveries. The balance of Fuel Clause Under Recoveries was $73.4 million and $51.3 million at March 31, 2017 and December 31, 2016, respectively, an increase of $22.1 million, or 43.1 percent, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Accounts Payable. The balance of Accounts Payable was $236.8 million and $196.4 million at March 31, 2017 and December 31, 2016, respectively, an increase of $40.4 million, or 20.6 percent, primarily due to the timing of vendor payments.

Accrued Taxes. The balance of Accrued Taxes was $24.2 million and $40.8 million at March 31, 2017 and December 31, 2016, respectively, a decrease of $16.6 million, or 40.7 percent, primarily resulting from ad valorem payments of approximately $36.7 million offset by tax accruals of approximately $19.9 million.

Accrued Interest. The balance of Accrued Interest was $32.8 million and $40.2 million at March 31, 2017 and December 31, 2016, respectively, a decrease of $7.4 million, or 18.4 percent, primarily due to payments of interest on long-term debt of $42.0 million offset by accruals of $34.6 million.

Accrued Compensation. The balance of Accrued Compensation was $17.9 million and $31.3 million at March 31, 2017 and December 31, 2016, respectively, a decrease of $13.4 million, or 42.8 percent, primarily due to the payment of 2016 incentive compensation in March 2017 partially offset by 2017 accruals.

Cash Flows

	Three Months Ended
	March 31,		2017 vs. 2016
(In millions)	2017	2016	$ Change	% Change
Net cash provided from operating activities	$64.4	$56.4	$8.0	14.2%
Net cash used in investing activities	(219.9)	(177.7)	(42.2)	23.7%
Net cash provided from financing activities	155.5	121.3	34.2	28.2%

Operating Activities

The increase of $8.0 million, or 14.2 percent, in net cash provided from operating activities during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to a decrease in vendor payments and higher receipts from customers at OG&E partially offset by lower fuel recoveries.

Investing Activities

The increase of $42.2 million, or 23.7 percent, in net cash used in investing activities during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to an increase in capital expenditures related to environmental projects.

Financing Activities

The increase of $34.2 million, or 28.2 percent, in net cash provided from financing activities during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to the issuance of $300.0 million in long-term debt in March 2017 and the payment of long-term debt in January 2016 partially offset by changes in cash advances with parent and dividends paid on common stock.

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

(In millions)	2017	2018	2019	2020	2021
OG&E Base Transmission	$35	$30	$30	$30	$30
OG&E Base Distribution	195	175	175	175	175
OG&E Base Generation	40	75	75	75	75
OG&E Other	35	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	305	305	305	305	305
OG&E Known and Committed Non-Base Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	155	20	—	—	—
Total Transmission Projects	205	40	20	20	20
Other Projects:
Solar	20	—	—	—	—
Environmental - low NOX burners (D)	15	—	—	—	—
Environmental - Dry Scrubbers (D)	160	95	15	—	—
Combustion turbines - Mustang	150	55	—	—	—
Environmental - natural gas conversion (D)	20	25	25	—	—
Allowance of funds used during construction and ad valorem taxes	55	40	5	—	—
Total Other Projects	420	215	45	—	—
Total Known and Committed Non-Base Projects	625	255	65	20	20
Total	$930	$560	$370	$325	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. $5.0 million of the estimated cost has been spent prior to 2017.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $50.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations went into service in 2016; $55.0 million has been spent prior to 2017.	$180	Mid 2018

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

Short-Term Debt and Credit Facility

At March 31, 2017 there was $86.0 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022. At March 31, 2017, there were no intercompany borrowings under this agreement.  On March 8, 2017, OG&E entered into a new $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At March 31, 2017, there were $1.8 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding borrowings under this revolving credit agreement and no outstanding commercial paper borrowings at March 31, 2017. At March 31, 2017, OG&E had $448.2 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 8 for a discussion of OG&E's short-term debt activity.

Issuance of New Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used to repay short-term debt and were added to OG&E's general funds to be used for general corporate purposes, including to repay borrowings under the revolving credit facility, to fund the payment at maturity of OG&E's $125.0 million of 6.5 percent senior notes due July 15, 2017, and to fund ongoing capital expenditures and working capital.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $300.0 million of long-term debt during the second half of 2017, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment, the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2016 Form 10-K.

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

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment.  Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2016 Form 10-K.

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

OG&E's current strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 11, the OCC has approved OG&E's decision to install Dry Scrubbers at the Sooner Units. As of March 31, 2017, OG&E has incurred $281.6 million of construction work in progress on the Dry Scrubbers.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the United States to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of March 31, 2017, OG&E has installed six low NOX burner systems on two

Muskogee units, two Sooner units and two Seminole units and is in compliance. Installation of the final low NOX burner system is scheduled during the second quarter of 2017 on the remaining Seminole unit.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and will take effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E's coal and gas facilities by 47 percent combined. On December 23, 2016, OG&E filed a petition for reconsideration of the 2016 rule with the EPA. OG&E is asking the agency to reconsider the methodology used to calculate state ozone-season emissions budgets. OG&E's petition, along with the petitions for reconsideration filed by various other parties, is currently pending. Also on December 23, 2016, OG&E filed a petition for review of the 2016 rule in the United States Court of Appeals for the District of Columbia Circuit, asking the court to set aside the rule on the grounds that it is arbitrary, capricious, an abuse of the EPA's discretion and not otherwise in accordance with the law. OG&E's case has been consolidated with several other petitions for review, all of which are currently pending.

Due to pending litigation and administrative proceedings, the ultimate timing and impact of the 2016 CSAPR update rule on our operations cannot be determined with certainty at this time. However, OG&E’s does not expect that the reduced emissions cap, if upheld, will have a material impact on OG&E's financial position, results of operations or cash flows.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of March 31, 2017, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

The EPA proposed to designate part of Muskogee County in which OG&E's Muskogee Power Plant is location, as non -attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation is based on modeling that does not reflect the planned conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being April 28, 2017. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard. At this time, OG&E cannot determine with any certainty whether any of these determinations will cause a material impact to OG&E's financial results.

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

A number of states, including Oklahoma, filed lawsuits against the Clean Power Plan. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan pending resolution of challenges to the rule. OG&E is unable to determine what impact the lawsuits will ultimately have on the Clean Power Plan or what impact the stay in implementation will have; however, if the Clean Power Plan survives judicial review and is implemented as written, it could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates. Due to pending litigation and the uncertainties in the state approaches, the ultimate timing and impact of these standards on our operations cannot be determined with certainty at this time.

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in “Pending Regulatory Matters,” OG&E's plan to comply with the EPA’s MATS and Regional Haze Rule FIP includes converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

EPA Startup, Shutdown, and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the outdated provisions in the SIPs of 36 states, including Oklahoma, regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy to assure consistency with the Clean Air Act and other recent court decisions. The Oklahoma Department of Environmental Quality submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. Although the extent of impact is not known, this rule will impact certain OG&E units.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015, to install the Dry Scrubber systems.  The Dry Scrubbers are scheduled to be completed by 2019. More detail regarding the ECP can be found under “Pending Regulatory Matters” in Note 11.

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

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.   OG&E obtains refunds from the recycling of scrap metal, salvaged transformers and used transformer oil.  Additional savings are gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E's 2016 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Laws and Regulations," there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

Item 1A.  Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2016 Form 10-K, which are incorporated herein by reference.

Item 6.  Exhibits.

Exhibit No.	Description
4.01
Supplemental Indenture No. 16 dated as of March 15, 2017 between OG&E and UMB Bank, N.A., as trustee (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 31, 2017 (File No. 1-1097) and incorporated by reference herein).

10.02
Credit Agreement dated as of March 8, 2017 by and among Oklahoma Gas and Electric Company and JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Banks, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, and the lenders from time to time parties thereto (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed March 8, 2017 (File No. 1-12579) and incorporated by reference herein).

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

May 3, 2017