Form 10-Q
period 2017-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2017-08-03
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

At June 30, 2017, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 with 462 MWs of new, efficient combustion turbines at the Mustang site in 2018 and 2019
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
QF	Qualified cogeneration facilities
Regional Haze Rule	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
OPERATING REVENUES	$586.4	$551.4	$1,042.4	$984.5
COST OF SALES	232.1	197.7	440.8	375.6
OPERATING EXPENSES
Other operation and maintenance	116.5	124.8	242.6	241.1
Depreciation and amortization	73.7	78.4	128.4	155.1
Taxes other than income	20.2	19.1	42.5	42.7
Total operating expenses	210.4	222.3	413.5	438.9
OPERATING INCOME	143.9	131.4	188.1	170.0
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	8.5	3.7	15.4	5.3
Other income	7.7	4.4	14.1	8.4
Other expense	(0.6)	(1.1)	(1.0)	(1.4)
Net other income	15.6	7.0	28.5	12.3
INTEREST EXPENSE
Interest on long-term debt	38.6	35.4	74.1	70.9
Allowance for borrowed funds used during construction	(4.1)	(1.8)	(7.4)	(2.7)
Interest on short-term debt and other interest charges	1.1	1.4	2.5	2.3
Interest expense	35.6	35.0	69.2	70.5
INCOME BEFORE TAXES	123.9	103.4	147.4	111.8
INCOME TAX EXPENSE	37.7	31.1	45.0	33.4
NET INCOME	86.2	72.3	102.4	78.4
Other comprehensive income (loss), net of tax	—	—	—	—
COMPREHENSIVE INCOME	$86.2	$72.3	$102.4	$78.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102.4	$78.4
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	128.4	155.1
Deferred income taxes and investment tax credits, net	46.5	32.7
Allowance for equity funds used during construction	(15.4)	(5.3)
Stock-based compensation expense	1.8	1.5
Regulatory assets	(15.6)	(4.0)
Regulatory liabilities	(0.2)	(8.4)
Other assets	(1.0)	3.7
Other liabilities	3.7	(8.4)
Change in certain current assets and liabilities
Accounts receivable, net	(12.0)	10.0
Accrued unbilled revenues	(27.0)	(37.4)
Fuel, materials and supplies inventories	1.0	11.2
Fuel clause under recoveries	(56.1)	—
Other current assets	8.0	(18.2)
Accounts payable	2.1	(42.6)
Accounts payable - affiliates	1.0	5.3
Income taxes payable - parent	4.2	0.4
Fuel clause over recoveries	—	(20.0)
Other current liabilities	(37.4)	(12.7)
Net cash provided from operating activities	134.4	141.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(491.1)	(331.1)
Proceeds from sale of assets	0.3	0.2
Net cash used in investing activities	(490.8)	(330.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(65.0)	(60.0)
Proceeds from long-term debt	296.5	—
Increase in long-term revolver	160.0	—
Payment of long-term debt	(0.1)	(110.1)
Changes in advances with parent	(35.0)	359.7
Net cash provided from financing activities	356.4	189.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2017	2016
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.1 and $1.5, respectively	$185.0	$173.0
Accrued unbilled revenues	86.7	59.7
Advances to parent	46.0	—
Fuel inventories	77.5	79.8
Materials and supplies, at average cost	81.6	80.3
Fuel clause under recoveries	107.4	51.3
Other	70.3	78.3
Total current assets	654.5	522.4
OTHER PROPERTY AND INVESTMENTS	5.9	6.6
PROPERTY, PLANT AND EQUIPMENT
In service	10,727.9	10,572.3
Construction work in progress	797.9	495.1
Total property, plant and equipment	11,525.8	11,067.4
Less accumulated depreciation	3,447.7	3,385.6
Net property, plant and equipment	8,078.1	7,681.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	406.8	404.8
Other	53.7	53.8
Total deferred charges and other assets	460.5	458.6
TOTAL ASSETS	$9,199.0	$8,669.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2017	2016
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.1	$0.1
Accounts payable - other	180.2	196.3
Advances from parent	—	49.9
Customer deposits	79.1	77.7
Accrued taxes	39.2	40.8
Accrued interest	43.5	40.2
Accrued compensation	23.3	31.3
Long-term debt due within one year	125.0	125.0
Other	63.2	95.8
Total current liabilities	554.6	657.1
LONG-TERM DEBT	2,863.0	2,405.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	164.8	167.7
Deferred income taxes	1,797.1	1,752.3
Regulatory liabilities	321.6	299.7
Other	141.7	134.7
Total deferred credits and other liabilities	2,425.2	2,354.4
Total liabilities	5,842.8	5,417.3
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,025.8	1,024.1
Retained earnings	2,330.4	2,228.0
Total stockholder's equity	3,356.2	3,252.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,199.0	$8,669.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2016	$100.9	$923.2	$2,228.0	$3,252.1
Net income	—	—	102.4	102.4
Stock-based compensation	—	1.7	—	1.7
Balance at June 30, 2017	$100.9	$924.9	$2,330.4	$3,356.2

Balance at December 31, 2015	$100.9	$920.9	$2,133.9	$3,155.7
Net income	—	—	78.4	78.4
Dividends declared on common stock	—	—	(60.0)	(60.0)
Stock-based compensation	—	1.5	—	1.5
Balance at June 30, 2016	$100.9	$922.4	$2,152.3	$3,175.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

Organization
OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas.  Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities.  OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at June 30, 2017 and December 31, 2016, the results of its operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2017 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2016 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

	June 30,	December 31,
(In millions)	2017	2016
Regulatory Assets
Current
Fuel clause under recoveries	$107.4	$51.3
Oklahoma demand program rider under recovery (A)	45.1	51.0
SPP cost tracker under recovery (A)	12.7	10.0
Other (A)	5.8	9.5
Total current regulatory assets	$171.0	$121.8
Non-current
Benefit obligations regulatory asset	$225.1	$232.6
Income taxes recoverable from customers, net	69.8	62.3
Deferred storm expenses	44.6	35.7
Smart Grid	36.4	43.2
Unamortized loss on reacquired debt	12.7	13.4
Other	18.2	17.6
Total non-current regulatory assets	$406.8	$404.8
Regulatory Liabilities
Current
Other (B)	$3.9	$12.3
Total current regulatory liabilities	$3.9	$12.3
Non-current
Accrued removal obligations, net	$276.5	$262.8
Pension tracker	35.8	35.5
Other	9.3	1.4
Total non-current regulatory liabilities	$321.6	$299.7

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Asset Retirement Obligations

OG&E has asset retirement obligations primarily associated with the removal of company-owned wind turbines on leased land, as well as the removal of asbestos from certain power generating stations.

The following table summarizes changes to OG&E's asset retirement obligations during the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
(In millions)	2017	2016
Balance at January 1	$69.6	$63.3
Accretion expense	1.5	1.4
Revisions in estimated cash flows	0.8	—
Balance at June 30	$71.9	$64.7

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 2017. OG&E currently expects to apply the modified retrospective transition method. Currently, OG&E is not aware of any issues that would have a material impact on the timing of revenue recognition. OG&E is assessing the effect of this new guidance on its tariff-based sales, bundled arrangements and alternative revenue programs. At this time, OG&E has concluded that the new standard will not have a material impact on its results of operations and financial position but believes that it will change the income statement presentation of revenues and will require new disclosures. OG&E does not intend to early adopt the new guidance and will implement in the first quarter of 2018.

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-to-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. OG&E has started evaluating its current lease contracts. OG&E has not determined the amount of impact on its Condensed Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

Employee Share Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends Accounting Standards Codification Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance, among other requirements, requires all of the tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost, or windfalls, were recorded in equity, and tax deficiencies, or shortfalls, were recorded in equity to the extent of previous windfalls and then to the income statement. Under the new guidance, the windfall tax benefit is recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, which is a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. OG&E adopted this standard in the first quarter of 2017. Going forward, tax benefits in excess of compensation costs previously recorded in equity will be recorded within the income statement, and all tax-related cash flows resulting from share-based payments will be recorded as an operating activity within the statement of cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In May 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new guidance is designed to improve the reporting of pension and other postretirement benefit costs by bifurcating the components of net benefit expense between those that are attributed to compensation for service and those that are not.  The service cost component of benefit expense will continue to be presented within operating income, but entities will now be required to present the other components of benefit expense as non-operating within the income statement.  Additionally, the new guidance only permits the capitalization of the service cost component of net benefit expense.

The accounting change is required to be applied on a retrospective basis for the presentation of components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit costs.  The new guidance is effective for annual periods beginning after December 2017, including interim periods within those annual periods. Early adoption is permitted, subject to certain conditions.

OG&E believes that the impact of the change in capitalization of only the service cost component of net periodic benefit costs will be immaterial from current practice.  OG&E does not intend to early adopt the new guidance and will implement the change in the first quarter of 2018.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $33.1 million and $34.9 million during the three months ended June 30, 2017 and 2016, respectively, and $67.7 million and $66.9 million during the six months ended June 30, 2017 and 2016, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Operating revenues:
Electricity to power electric compression assets	$3.3	$3.0	$5.5	$5.3
Cost of sales:
Natural gas transportation services	$8.8	$8.8	$17.5	$17.5
Natural gas purchases/(sales)	(0.4)	5.4	(0.8)	6.9

During the six months ended June 30, 2017, OG&E declared no dividends to OGE Energy as compared to $60.0 million during the same period in 2016.

4.	Fair Value Measurements

The classification of OG&E's fair value measurements requires judgment regarding the degree to which market data is observable or corroborated by observable market data. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value based on observable and unobservable data. The hierarchy categorizes the inputs into three levels, with the highest priority given to quoted prices in active markets for identical unrestricted assets or liabilities (Level 1), and the lowest priority given to unobservable inputs (Level 3).  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The three levels defined in the fair value hierarchy are as follows:

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

OG&E had no financial instruments measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

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

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year)
Senior Notes	$2,682.8	$3,008.1	$2,385.5	$2,657.2
OG&E Revolving Credit Facility	160.0	160.0	—	—
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.8	9.6	9.9	9.5

5.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2017 and 2016 related to performance units and restricted stock for OG&E employees.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Performance units
Total shareholder return	$0.7	$0.4	$1.3	$1.0
Earnings per share	0.3	0.2	0.5	0.4
Total performance units	1.0	0.6	1.8	1.4
Restricted stock	—	—	—	—
Total compensation expense	$1.0	$0.6	$1.8	$1.4
Income tax benefit	$0.4	$0.2	$0.7	$0.5

During the three and six months ended June 30, 2017, OG&E issued an immaterial number of shares to satisfy restricted stock grants.

6.	Income Taxes

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

At June 30, 2017, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.65%	-	0.98%	Garfield Industrial Authority, January 1, 2025	$47.0
0.65%	-	0.95%	Muskogee Industrial Authority, January 1, 2025	32.4
0.66%	-	0.97%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase.  The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased.  The repayment option may only be exercised by the holder of a bond for the principal amount.  When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase.  This process occurs once per week.  Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds.  If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds.  As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the bonds are classified as Long-term Debt in OG&E's Condensed Financial Statements. OG&E believes that it has sufficient liquidity to meet these obligations.

Issuance of New Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used to repay short-term debt and were added to OG&E's general funds to be used for general corporate purposes, including to repay borrowings under the revolving credit facility, to fund the payment at maturity of OG&E's $125.0 million of 6.5 percent senior notes due July 15, 2017 and to fund ongoing capital expenditures and working capital.

8.	Short-Term Debt and Credit Facility

On March 8, 2017, OG&E entered into a new unsecured $450.0 million five-year revolving credit facility. The new facility is scheduled to terminate on March 8, 2022. However, OG&E has the right to request an extension of the revolving credit facility termination date under its facility for an additional one-year period, which can be exercised up to two times. All such extension requests are subject to majority lender group approval (and only the commitments of those lenders that consent to such extension (or that agree to replace any non-consenting lender) will be extended for such additional period).

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

The new facility provides for issuance of letters of credit, provided that (i) the aggregate outstanding credit exposure shall not exceed the amount of the revolving credit facility and (ii) the aggregate outstanding stated amount of letters of credit issued under such facility shall not exceed a sublimit of $100.0 million. Advances under the new facility may be used to refinance existing indebtedness and for working capital and general corporate purposes, including commercial paper liquidity support, letters of credit, acquisitions and distributions.

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

The new facility has a financial covenant requiring that OG&E maintain a maximum debt to capitalization ratio of 65 percent, as defined in the facility. OG&E's new facility also contains covenants which restrict, among other things, mergers and consolidations, sales of all or substantially all assets, incurrence of liens and transactions with affiliates. OG&E's new facility is subject to acceleration upon the occurrence of any default, including, among others, payment defaults on such facility, breach of representations, warranties and covenants, acceleration of indebtedness (other than intercompany and non-recourse indebtedness) of $100.0 million or more in the aggregate, change of control (as defined in the new facility), nonpayment of uninsured judgments in excess of $100.0 million and the occurrence of certain Employee Retirement Income Security Act and bankruptcy events, subject where applicable to specified cure periods.

At June 30, 2017, there was $46.0 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022. At June 30, 2017, there were $1.5 million intercompany borrowings under this agreement. At June 30, 2017, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At June 30, 2017, there was $160.0 million in outstanding borrowings at a weighted-average interest rate of 1.92 percent under the revolving credit facility, which was classified as Long-term Debt in OG&E's Condensed Balance Sheet. There were no outstanding commercial paper borrowings at June 30, 2017.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2017 (A)	2016 (A)	2017 (B)	2016 (B)	2017 (A)	2016 (A)	2017 (B)	2016 (B)
Service cost	$2.4	$2.3	$5.1	$5.1	$—	$—	$—	$—
Interest cost	4.9	4.6	9.7	9.6	0.1	(0.1)	0.1	—
Expected return on plan assets	(8.1)	(8.2)	(16.4)	(16.6)	—	—	—	—
Amortization of net loss	3.5	3.0	6.5	6.2	0.1	0.1	0.2	0.1
Settlement	—	—	—	—	—	0.4	—	0.4
Net periodic benefit cost	$2.7	$1.7	$4.9	$4.3	$0.2	$0.4	$0.3	$0.5

(A)	In addition to the $2.9 million and $2.1 million of net periodic benefit cost recognized during the three months ended June 30, 2017 and 2016, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended June 30, 2017 and 2016 of $2.9 million and $2.6 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (See Note 1.);

•	a deferral of pension expense during the three months ended June 30, 2017 of $2.3 million related to the Arkansas jurisdictional portion of the pension settlement charge of $22.4 million in 2013;

•
a deferral of pension expense during the three months ended June 30, 2016 of $0.6 million, which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $0.4 million in accordance with the Oklahoma pension tracker regulatory liability (See Note 1.); and

•	a deferral of pension expense during the three months ended June 30, 2016 of $0.1 million related to the Arkansas jurisdictional portion of the pension settlement charge of $0.4 million.

(B)	In addition to the $5.2 million and $4.8 million of net periodic benefit cost recognized during the six months ended June 30, 2017 and 2016, respectively, OG&E recognized the following:

•
an increase in pension expense during the six months ended June 30, 2017 and 2016 of $5.8 million and $4.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (See Note 1.);

•	a deferral of pension expense during the six months ended June 30, 2017 of $2.3 million related to the Arkansas jurisdictional portion of the pension settlement charge of $22.4 million in 2013;

•
a deferral of pension expense during the six months ended June 30, 2016 of $0.6 million, which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $0.4 million, in accordance with the Oklahoma pension tracker regulatory liability (See Note 1.); and

•	a deferral of pension expense during the six months ended June 30, 2016 of $0.1 million related to the Arkansas jurisdictional portion of the pension settlement charge of $0.4 million.

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017 (B)	2016 (B)	2017 (C)	2016 (C)
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	1.6	1.9	3.3	3.7
Expected return on plan assets	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of net loss	0.2	0.8	0.8	1.3
Amortization of unrecognized prior service cost (A)	—	(1.6)	—	(3.1)
Net periodic benefit cost	$1.4	$0.8	$3.3	$1.2

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $1.4 million and $0.8 million of net periodic benefit cost recognized during the three months ended June 30, 2017 and 2016, respectively, OG&E recognized an increase in postretirement medical expense in the three months ended June 30, 2017 and 2016 of $1.0 million and $2.0 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (See Note 1.).

(C)
In addition to the $3.3 million and $1.2 million of net periodic benefit cost recognized during the six months ended June 30, 2017 and 2016, respectively, OG&E recognized an increase in postretirement medical expense in the six months ended June 30, 2017 and 2016 of $2.1 million and $4.0 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the pension tracker regulatory liability (See Note 1.).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Capitalized portion of net periodic pension benefit cost	$1.0	$0.6	$1.8	$1.4
Capitalized portion of net periodic postretirement benefit cost	0.5	0.2	1.1	0.4

Postretirement Benefit Plans

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

In August 2017, OGE Energy adopted an amendment to the retiree medical plan.  Effective January 1, 2018, OGE Energy will reduce the amount of supplemental Medicare coverage for Medicare-eligible retirees, providing a fixed stipend based on current market analysis. OGE Energy will continue to allow those Medicare-eligible retirees to acquire coverage from a company-provided third-party administrator. The effect of these plan amendments will be reflected in OGE Energy’s September 30, 2017 Condensed Consolidated Balance Sheet as a reduction to the postretirement benefit obligation of $45.0 million.

In August 2017, OGE Energy settled the retiree life plan in its entirety and will pay 27.9 million to participants in August 2017. No gain or loss will be recognized upon settlement, and the effect of the settlement will be reflected in OGE Energy’s September 30, 2017 Condensed Consolidated Balance Sheet as a reduction in plan assets of 27.9 million with a corresponding reduction in the benefit obligation.

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

Public Utility Regulatory Policy Act of 1978

As previously disclosed in OG&E’s 2016 Form 10-K, OG&E has a QF contract with AES-Shady Point, Inc. ("AES") whereby OG&E purchases 100 percent of the electricity generated from AES’s 320 MW facility.  The QF contract expires on January 15, 2023; however, OG&E had the option beginning in July 2017 to provide notice to AES to terminate the contract in January 2018.

On July 17, 2017, OG&E and AES amended the agreement to allow OG&E the ability, through July 17, 2018, to provide AES a termination notice that would terminate the agreement on January 15, 2019.

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

Environmental regulation can increase the cost of planning, design, initial installation and operation of OG&E's facilities. Compliance with these environmental standards is expected to increase the cost of conducting business. OG&E is managing several potentially material uncertainties about the scope and timing for the acquisition, installation and operation of additional pollution control equipment and compliance costs for a variety of the EPA rules that are being challenged in court. OG&E is unable to predict the financial impact of these matters with certainty at this time. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems.  The Dry Scrubbers are scheduled to be completed by 2019. More detail regarding the ECP can be found under "Pending Regulatory Matters" in Note 11.

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

11.	Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2016 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

Completed Regulatory Matters

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The rate increase was based on a June 30, 2016 test year and included a recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The increase also reflects increases in operation and maintenance expenses, including vegetation management and increased recovery of depreciation and dismantlement costs.

In May 2017, the APSC approved a settlement between OG&E and the staff of the APSC and other intervenors. The settlement provides for a $7.1 million annual rate increase and a 9.5 percent return on equity on a 50.0 percent equity capital structure.

The settlement also provides that OG&E will be regulated under a formula rate rider, which should result in a more efficient process as the return on equity, depreciation rates and capital structure should not change from what is approved by the APSC in the current rate case proceeding. The formula rate rider provides for an adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the projected year. The initial term for the formula rate rider is not to exceed five years, unless additional approval is obtained from the APSC. OG&E expects to make its first filing under the Arkansas Formula Rate Rider in October 2018.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan, which calls for replacing OG&E's soon-to-be retired Mustang steam turbines with 462 MWs of new, efficient combustion turbines at the Mustang site and approval for a recovery mechanism for the associated costs.
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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed, and OG&E seeks recovery in its rates. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. OG&E is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of June 30, 2017, OG&E had invested $323.4 million of construction work in progress on the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in late 2017. As of June 30, 2017, OG&E had invested $276.3 million on the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014 but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Arkansas by October 1, 2017 and in Oklahoma by October 1, 2018. In July 2017, OG&E requested the APSC to consider an extension of time to file the IRP in Arkansas to no later than October 31, 2018.

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

On March 20, 2017, the OCC held hearings and issued a final order. The final order results in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the final order adopted certain recommendations set forth in the ALJ report, it differs in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from current rates on an annual basis, (iii) recovery of 50.0 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause. The order maintained OG&E's existing capital structure of 53.0 percent equity and 47.0 percent long-term debt.

As a result of the final order, OG&E recorded, in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of June 30, 2017, OG&E had refunded $15.3 million of the $47.5 million expected refund from the interim rate increase. Additionally, OG&E has reserved $5.6 million, pending resolution of a dispute with PUD staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 20, 2017 rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $45.1 million as disclosed in Note 1. OG&E is unable to predict what actions the OCC may take regarding the unrecovered lost revenue or the timing of any actions. The remaining reserve for the interim rate refund and the lost revenues reserve are included in Other Current Liabilities on OG&E's Condensed Balance Sheets.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. At a hearing on March 30, 2017, the PUD staff recommended to the OCC that the 2015 fuel costs be found prudent. In the second quarter of 2017, the ALJ report was issued, and in exceptions subsequently filed by an intervenor, recommendations were made to address concerns regarding future cases. These recommendations were requested to be included in the order; however, there were no proposed changes to the amounts of recoverable fuel costs. OG&E expects a final order to be issued by year-end.

Oklahoma Rate Case Filing - 2017

OG&E intends to file a general rate case in Oklahoma with the OCC during the fourth quarter of 2017. The rate case will be based on a June 30, 2017 test year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas.  Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities.  OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central United States.

Overview

OG&E Mission and Focus

OGE Energy's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customer's needs for energy and related services, focusing on safety, efficiency, reliability, customer service and risk management.

Summary of Operating Results

Three Months Ended June 30, 2017 as compared to Three Months Ended June 30, 2016

OG&E reported net income of $86.2 million and $72.3 million during the three months ended June 30, 2017 and 2016, respectively, an increase of $13.9 million, or 19.2 percent, primarily due to lower other operation and maintenance expense, lower depreciation expense related to the reduction in depreciation rates approved in the OCC's final order as discussed in Note 11, and higher other income related to increased allowance for equity funds used during construction, partially offset by higher income tax expense.

Six Months Ended June 30, 2017 as compared to Six Months Ended June 30, 2016

OG&E reported net income of $102.4 million and $78.4 million during the six months ended June 30, 2017 and 2016, respectively, an increase of $24.0 million, or 30.6 percent, primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the OCC's final order as discussed in Note 11, and higher other income related to increased allowance for equity funds used during construction, partially offset by higher income tax expense and a decrease in gross margin.

Recent Developments and Regulatory Matters

As discussed in Note 11, on March 20, 2017, the OCC issued a final order in OG&E's general rate case. The final order results in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the final order adopted certain of the recommendations set forth in the ALJ report, it differs in certain key respects.

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

As a result of the final order, OG&E recorded in the first quarter of 2017 adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of June 30, 2017, OG&E had refunded $15.3 million of the $47.5 million expected refund from the interim rate increase. Additionally, OG&E has reserved $5.6 million, pending resolution of a dispute with PUD staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 20, 2017 rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $45.1 million as disclosed in Note 1. OG&E is unable to predict what actions the OCC may take regarding the unrecovered lost revenue or the timing of any actions. The remaining reserve for the interim rate refund and the lost revenues reserve are included in Other Current Liabilities on OG&E's Condensed Balance Sheets.

Also as discussed in Note 11, in May 2017, the APSC approved a settlement between OG&E and the staff of the APSC and other intervenors. The settlement provides for a $7.1 million annual rate increase and a 9.5 percent return on equity on a 50.0 percent equity capital structure. The settlement also provides that OG&E will be regulated under a formula rate rider, which should result in a more efficient process as the return on equity, depreciation rates and capital structure should not change from what is approved by the APSC in the current rate case proceeding. The formula rate rider provides for an adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the projected year. The initial term for the formula rate rider is not to exceed five years, unless additional approval is obtained from the APSC. OG&E expects to make its first filing under the Arkansas Formula Rate Rider in October 2018.

2017 Outlook

OG&E's 2017 earnings guidance remains unchanged and is projected to be at the lower end of the earnings range of $316.0 million to $340.0 million of net income. See OG&E's 2016 Form 10-K and Form 10-Q for the period ending March 31, 2017 for key factors and assumptions underlying its 2017 earnings guidance.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and six months ended June 30, 2017 as compared to the same periods in 2016 and OG&E's financial position at June 30, 2017. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2017	2016	2017	2016
Operating revenues	$586.4	$551.4	$1,042.4	$984.5
Cost of sales	232.1	197.7	440.8	375.6
Other operation and maintenance	116.5	124.8	242.6	241.1
Depreciation and amortization	73.7	78.4	128.4	155.1
Taxes other than income	20.2	19.1	42.5	42.7
Operating income	143.9	131.4	188.1	170.0
Allowance for equity funds used during construction	8.5	3.7	15.4	5.3
Other income	7.7	4.4	14.1	8.4
Other expense	0.6	1.1	1.0	1.4
Interest expense	35.6	35.0	69.2	70.5
Income tax expense	37.7	31.1	45.0	33.4
Net income	$86.2	$72.3	$102.4	$78.4
Operating revenues by classification
Residential	$212.6	$219.6	$404.9	$398.1
Commercial	152.1	143.1	276.4	245.8
Industrial	54.0	48.8	98.3	87.0
Oilfield	43.1	38.8	81.2	71.1
Public authorities and street light	54.3	51.5	98.8	87.6
Sales for resale	0.1	0.1	0.1	0.2
System sales revenues	516.2	501.9	959.7	889.8
Provision for rate refund	16.6	—	(4.2)	—
Integrated market	6.3	10.7	2.8	19.8
Other	47.3	38.8	84.1	74.9
Total operating revenues	$586.4	$551.4	$1,042.4	$984.5
Reconciliation of gross margin to revenue
Operating revenues	$586.4	$551.4	$1,042.4	$984.5
Cost of sales	232.1	197.7	440.8	375.6
Gross margin	$354.3	$353.7	$601.6	$608.9
MWh sales by classification (In millions)
Residential	2.0	2.0	4.0	4.1
Commercial	2.0	2.0	3.6	3.6
Industrial	1.0	0.9	1.8	1.8
Oilfield	0.8	0.8	1.6	1.6
Public authorities and street light	0.8	0.8	1.5	1.5
System sales	6.6	6.5	12.5	12.6
Integrated market	0.5	0.4	0.8	0.8
Total sales	7.1	6.9	13.3	13.4
Number of customers	838,163	829,779	838,163	829,779
Weighted-average cost of energy per kilowatt-hour - cents
Natural gas	2.842	2.262	2.831	2.157
Coal	2.188	2.293	2.142	2.290
Total fuel	2.302	2.122	2.215	2.034
Total fuel and purchased power	3.209	2.735	3.172	2.675
Degree days (A)
Heating - Actual	189	159	1,570	1,711
Heating - Normal	203	203	2,002	2,001
Cooling - Actual	567	620	624	632
Cooling - Normal	625	625	638	638

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

OG&E's net income increased $13.9 million and $24.0 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The three month increase of $13.9 million, or 19.2 percent, was primarily due to lower operation and maintenance expense, lower depreciation and amortization expense as a result of the OCC's final order mandating a reduction in depreciation rates, and higher other income, partially offset by higher income tax expense. The six month increase of $24.0 million, or 30.6 percent, was primarily due to lower depreciation and amortization expense as a result of the OCC's final order mandating a reduction in depreciation rates as discussed in Note 11, and higher other income, partially offset by higher income tax expense and lower gross margin.
Gross margin was $354.3 million and $601.6 million during the three and six months ended June 30, 2017, respectively, as compared to $353.7 million and $608.9 million during the same periods in 2016, respectively. Gross margin increased $0.6 million, or 0.2 percent, and decreased $7.3 million, or 1.2 percent, during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The below factors contributed to the change in gross margin:

	Change for
	June 30, 2017
(In millions)	Three Months Ended	Six Months Ended
New customer growth	$3.6	$5.7
Wholesale transmission revenue	3.0	2.7
Industrial and oilfield sales	1.5	1.6
Non-residential demand and related revenues	1.2	2.7
Price variance	0.9	(0.7)
Reserve for rate refund (A)	—	(5.4)
Weather (price and quantity) (B)	(9.5)	(14.4)
Other	(0.1)	0.5
Change in gross margin	$0.6	$(7.3)

(A)
On July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. On March 20, 2017, the OCC issued a final order resulting in an annual increase of $8.8 million, as discussed in Note 11.

(B)
Cooling degree days decreased approximately nine percent during the three months ended June 30, 2017. Cooling degree days decreased approximately 11 percent, and heating degree days decreased approximately eight percent during the six months ended June 30, 2017.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales increased $34.4 million, or 17.4 percent, and $65.2 million, or 17.4 percent, during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The changes are detailed in the table below.

	Change for
	June 30, 2017
(In millions)	Three Months Ended	Six Months Ended
Fuel expense (A)	$2.8	$16.1
Purchased power costs
Purchases from SPP (B)	23.3	40.6
Wind	2.1	2.8
Cogeneration	1.7	(3.9)
Transmission expense (C)	4.5	9.6
Change in cost of sales	$34.4	$65.2

(A)	Increase in fuel expense was primarily due to increased utilization of company-owned generation.

(B)
Increase of $23.3 million in the cost of purchases from the SPP for the three months ended June 30, 2017 was due to a 2.1 percent increase in MWhs purchased and an increase of 39.2 percent in cost per MWh purchased. Increase of $40.6 million in the cost of purchases from the SPP for the six months ended June 30, 2017 was due to an increase of 49.4 percent in cost per MWh purchased which was offset by a 4.5 percent decrease in MWhs purchased. The increase in cost per MWh purchased during both periods was due to an increase in fuel prices and higher grid congestion costs during 2017.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense decreased $8.3 million, or 6.7 percent, and increased $1.5 million, or 0.6 percent, during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The below factors contributed to the changes in other operation and maintenance expense:

	Change for
	June 30, 2017
(In millions)	Three Months Ended	Six Months Ended
Additional capitalized labor (A)	$(3.9)	$(4.5)
Maintenance at power plants	(3.5)	(2.5)
Corporate allocations and overheads	(2.5)	(0.5)
Payroll and benefits (B)	(1.5)	1.1
Marketing (related to demand side management)	(0.2)	2.7
Contract professional services (C)	2.1	3.7
Other	0.7	0.5
Fees and permits	0.5	1.0
Change in other operation and maintenance expense	$(8.3)	$1.5

(A)	Decreased primarily due to more storm costs exceeding the $2.7 million OCC-allowed threshold, which were moved to a regulatory asset.

(B)
Decreased during the three months ended June 30, 2017 primarily due to a decrease in pension expense related to the Arkansas rate case recovery. Increased during the six months ended June 30, 2017 primarily due to increased overtime, annual salaries and 401k match due to higher incentive payout, partially offset by decreased incentive compensation accruals and pension expense related to Arkansas rate case recovery.

(C)	Increased primarily due to increased consulting costs associated with demand side management programs.

Depreciation and amortization expense decreased $4.7 million, or 6.0 percent, and $26.7 million, or 17.2 percent, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the OCC's final order as discussed in Note 11, partially offset by additional assets being placed into service.

Allowance for equity funds used during construction increased $4.8 million and $10.1 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other income increased $3.3 million, or 75.0 percent, and $5.7 million, or 67.9 percent, during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to an increase in the tax gross-up related to higher allowance for funds used during construction.

Allowance for borrowed funds used during construction increased $2.3 million and $4.7 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Income tax expense increased $6.6 million, or 21.2 percent, and $11.6 million, or 34.7 percent, during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher pre-tax income.
Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2016 Form 10-K.

Liquidity and Capital Resources

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries.

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $271.7 million and $232.7 million at June 30, 2017 and December 31, 2016, respectively, an increase of $39.0 million, or 16.8 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in June 2017 as compared to December 2016.

Advances to Parent/Advances from Parent. The balance in Advances to Parent was $46.0 million at June 30, 2017 compared to an Advances from Parent balance of $49.9 million at December 31, 2016. The change in Advances with Parent is primarily due to an increase of cash from customers due to increased rates, partially offset by capital expenditures.

Fuel Clause Under Recoveries. The balance of Fuel Clause Under Recoveries was $107.4 million and $51.3 million at June 30, 2017 and December 31, 2016, respectively, an increase of $56.1 million, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets. The balance of Other Current Assets was $70.3 million and $78.3 million at June 30, 2017 and December 31, 2016, respectively, a decrease of $8.0 million, or 10.2 percent, primarily due to increased revenue collections from customers associated with various rate riders.

Accounts Payable. The balance of Accounts Payable was $181.3 million and $196.4 million at June 30, 2017 and December 31, 2016, respectively, a decrease of $15.1 million, or 7.7 percent, primarily due to the timing of vendor payments.

Accrued Compensation. The balance of Accrued Compensation was $23.3 million and $31.3 million at June 30, 2017 and December 31, 2016, respectively, a decrease of $8.0 million, or 25.6 percent, primarily due to the payment of 2016 incentive compensation in 2017, partially offset by 2017 accruals.

Other Current Liabilities. The balance of Other Current Liabilities was $63.2 million and $95.8 million at June 30, 2017 and December 31, 2016, respectively, a decrease of $32.6 million, or 34.0 percent, primarily due to amounts refunded to customers in 2017.

Cash Flows

	Six Months Ended
	June 30,		2017 vs. 2016
(In millions)	2017	2016	$ Change	% Change
Net cash provided from operating activities	$134.4	$141.3	$(6.9)	(4.9)%
Net cash used in investing activities	(490.8)	(330.9)	(159.9)	48.3%
Net cash provided from financing activities	356.4	189.6	166.8	88.0%

Operating Activities

The decrease of $6.9 million, or 4.9 percent, in net cash provided from operating activities during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in purchased power and fuel expenses not recovered from customers in the current period, partially offset by increased amounts received from customers and a decrease in vendor payments.

Investing Activities

The increase of $159.9 million, or 48.3 percent, in net cash used in investing activities during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in capital expenditures related to environmental projects.

Financing Activities

The increase of $166.8 million, or 88.0 percent, in net cash provided from financing activities during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to the issuance of $300.0 million in long-term debt in March 2017, an increase in long-term revolver debt and the payment of long-term debt in January 2016, partially offset by changes in cash advances with parent.

Future Capital Requirements

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

(In millions)	2017	2018	2019	2020	2021
OG&E Base Transmission	$35	$30	$30	$30	$30
OG&E Base Distribution	200	175	175	175	175
OG&E Base Generation	35	75	75	75	75
OG&E Other	40	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	310	305	305	305	305
OG&E Known and Committed Non-Base Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	20	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	155	20	—	—	—
Total Transmission Projects	205	40	20	20	20
Other Projects:
Solar	20	—	—	—	—
Environmental - low NOX burners (D)	15	—	—	—	—
Environmental - Dry Scrubbers (D)	155	100	15	—	—
Combustion turbines - Mustang	145	30	—	—	—
Environmental - natural gas conversion (D)	15	30	15	—	—
Allowance of funds used during construction and ad valorem taxes	55	40	5	—	—
Total Other Projects	405	200	35	—	—
Total Known and Committed Non-Base Projects	610	240	55	20	20
Total	$920	$545	$360	$325	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. $5.0 million of the estimated cost has been spent prior to 2017.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $50.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations went into service in 2016; $55.0 million has been spent prior to 2017.	$180	Mid 2018

(D)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s MATS and Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E’s ECP can be found in Note 11 and under "Environmental Laws and Regulations" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part I, Item 2 of this Form 10-Q.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based on their impact on OG&E's financial objectives.

Pension and Postretirement Benefit Plans

Postretirement Benefit Plans

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

In August 2017, OGE Energy adopted an amendment to the retiree medical plan.  Effective January 1, 2018, OGE Energy will reduce the amount of supplemental Medicare coverage for Medicare-eligible retirees, providing a fixed stipend based on current market analysis. OGE Energy will continue to allow those Medicare-eligible retirees to acquire coverage from a company-provided third-party administrator. The effect of these plan amendments will be reflected in OGE Energy’s September 30, 2017 Condensed Consolidated Balance Sheet as a reduction to the postretirement benefit obligation of $45.0 million.

In August 2017, OGE Energy settled the retiree life plan in its entirety and will pay $27.9 million to participants in August 2017. No gain or loss will be recognized upon settlement, and the effect of the settlement will be reflected in OGE Energy’s September 30, 2017 Condensed Consolidated Balance Sheet as a reduction in plan assets of $27.9 million with a corresponding reduction in the benefit obligation.

Pension Plan Funding

OGE Energy expects to contribute $20.0 million to its Pension Plan during 2017.

Financing Activities and Future Sources of Financing

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

Short-Term Debt and Credit Facility

At June 30, 2017, there was $46.0 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022. At June 30, 2017, there were $1.5 million intercompany borrowings under this agreement.  On March 8, 2017, OG&E entered into a new $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At June 30, 2017, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. At June 30, 2017, there was $160.0 million in outstanding borrowings at a weighted-average interest rate of 1.92 percent under the revolving credit facility, which was classified as Long-term Debt in OG&E's Condensed Balance Sheet. There were no outstanding commercial paper borrowings at June 30, 2017. At June 30, 2017, OG&E had $289.7 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 8 for a discussion of OG&E's short-term debt activity.

Issuance of New Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used to repay short-term debt and were added to OG&E's general funds to be used for general corporate purposes, including to repay borrowings under the revolving credit facility, to fund the payment at maturity of OG&E's $125.0 million of 6.5 percent senior notes due July 15, 2017 and to fund ongoing capital expenditures and working capital.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $300.0 million of long-term debt during the third quarter of 2017, depending on market conditions, to fund capital expenditures, to repay short or long-term borrowings and for general corporate purposes.

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

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency, and each rating should be evaluated independently of any other rating.

On June 29, 2017, Moody's Investors Service ("Moody's") revised the rating outlooks on OGE Energy and OG&E from stable to negative. Moody's indicated that the revised outlooks reflect the potential for a decline in financial metrics amidst some uncertainty over cost recovery and earned returns in Oklahoma. The revised outlooks did not trigger any collateral requirements or change fees under the revolving credit agreements.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations and depreciable lives of property, plant and equipment, the determination of regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2016 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows. See Notes 10 and 11 for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex Federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions pollution control equipment.  Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. OG&E believes that its operations are in substantial compliance with current Federal, state and local environmental standards. These environmental laws and regulations are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2016 Form 10-K.

Air

Federal Clean Air Act Overview

OG&E’s operations are subject to the Federal Clean Air Act as amended and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units and also impose various monitoring and reporting requirements.  Such laws and regulations may require that OG&E obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E will likely be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

OG&E's current strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 11, the OCC has approved OG&E's decision to install Dry Scrubbers at the Sooner Units. As of June 30, 2017, OG&E has incurred $323.4 million of construction work in progress on the Dry Scrubbers.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the United States to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of June 30, 2017, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and took effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E's coal and gas facilities by 47 percent combined. On December 23, 2016, OG&E filed a petition for reconsideration of the 2016 rule with the EPA. OG&E is asking the agency to reconsider the methodology used to calculate state ozone-season emissions budgets. OG&E's petition, along with the petitions for reconsideration filed by various other parties, is currently pending. Also on December 23, 2016, OG&E filed a petition for review of the 2016 rule in the United States Court of Appeals for the District of Columbia Circuit, asking the court to set aside the rule on the grounds that it is arbitrary, capricious, an abuse of the EPA's discretion and not otherwise in accordance with the law. OG&E's case has been consolidated with several other petitions for review, all of which are currently pending.

Due to pending litigation and administrative proceedings, the ultimate timing and impact of the 2016 CSAPR update rule on our operations cannot be determined with certainty at this time. However, OG&E does not expect that the reduced emissions cap, if upheld, will have a material impact on OG&E's financial position, results of operations or cash flows.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of June 30, 2017, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non -attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation is based on modeling that does not reflect the planned conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being August 26, 2017. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard. At this time, OG&E cannot determine with any certainty whether any of these determinations will cause a material impact to OG&E's financial results.

On September 30, 2015, the EPA finalized a NAAQS for ozone at 70 ppb, which is more stringent than the previous standard of 75 ppb set in 2008. In September 2016, Governor Mary Fallin submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. This recommendation is subject to approval by the EPA.

OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

Climate Change and Greenhouse Gas Emissions

There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane and whether these emissions are contributing to the warming of the earth's atmosphere.  On June 1, 2017, President Trump announced that the U.S. will withdraw from the Paris Climate Accord and begin negotiations to re-enter the agreement with different terms. The new agreement may result in future additional emissions reductions in the United States; however, it is not possible to determine what the international legal standards for greenhouse gas emissions will be in the future and the extent to which these commitments will be implemented through the Clean Air Act, or any other existing statutes and new legislation.

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

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in "Pending Regulatory Matters" in Note 11, OG&E's plan to comply with the EPA’s MATS and Regional Haze Rule FIP includes converting two coal-fired generating units at Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E also seeks to utilize renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas. OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource area in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

In 2014, OG&E enrolled in the Western Association of Fish and Wildlife Agencies range-wide conservation plan which consists of industry-specific conservation practices that apply to projects and activities in the impacted area. The range-wide conservation plan was approved by the U.S. Fish and Wildlife Service and incorporated as part of the agency’s final decision on March 27, 2014 to list the lesser prairie chicken as a threatened species. On September 1, 2015, the U.S. District Court Western District of Texas vacated federal protections for the lesser prairie chicken based on the U.S. Fish and Wildlife Service's failure to thoroughly consider the active conservation efforts in making the listing decision. On July 19, 2016, the U.S. Fish and Wildlife Service issued a final rule to amend its regulations to remove the lesser prairie chicken from the list of threatened species under the Endangered Species Act. On September 8, 2016, WildEarth Guardians, Defenders of Wildlife and the Center for Biological Diversity filed a petition with the U.S. Fish and Wildlife Services to list the lesser prairie chicken as "endangered" under the Endangered Species Act. On November 30, 2016, the U.S. Fish and Wildlife Services published a notice in the Federal Register announcing its finding that the September 2016 petition presents information indicating that listing of the lesser prairie chicken may be warranted. The agency has initiated a 12-month status review. OG&E will continue to monitor the progress of the petition.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2.  OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems.  The Dry Scrubbers are scheduled to be completed by 2019. More detail regarding the ECP can be found under "Pending Regulatory Matters" in Note 11.

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

On September 30, 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule occurs between 2018 and 2023. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. On June 6, 2016, the EPA proposed to delay the compliance deadlines for the 2015 final rule following granting numerous petitions for reconsideration that were filed with the EPA. The proposal was open for a 30-day public comment period. It is unknown what the outcome of the rule reconsideration will be. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the state.

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
10.01
Form of Performance Unit Agreements under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12579) and incorporated by reference herein).

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

August 2, 2017