Form 10-Q
period 2017-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2017-11-02
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

At September 30, 2017, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2016 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASU	Financial Accounting Standards Board Accounting Standards Update
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal implementation plan
GAAP	Accounting principles generally accepted in the United States
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	OG&E's plan to replace the soon-to-be retired Mustang steam turbines in late 2017 and early 2018 with 462 MWs of new, efficient combustion turbines at the Mustang site
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
ppb	Parts per billion
PUD	Public Utility Division of the Oklahoma Corporation Commission
QF	Qualified cogeneration facilities
Regional Haze Rule	The EPA's regional haze rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers

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

•	the ability of OG&E and OGE Energy to access the capital markets and obtain financing on favorable terms as well as inflation rates and monetary fluctuations;

•	the ability to obtain timely and sufficient rate relief to allow for recovery of items such as capital expenditures, fuel costs, operating costs, transmission costs and deferred expenditures;

•	prices and availability of electricity, coal and natural gas;

•	business conditions in the energy industry;

•	competitive factors, including the extent and timing of the entry of additional competition in the markets served by OG&E;

•	the impact on demand for our services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;

•	technological developments, changing markets and other factors that result in competitive disadvantages and create the potential for impairment of existing assets;

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

•	environmental laws, safety laws or regulations that may impact the cost of operations or restrict or change the way OG&E operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyber-attacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility industry;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission including those listed in "Item 1A. Risk Factors" in OG&E's 2016 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
OPERATING REVENUES	$716.8	$743.9	$1,759.2	$1,728.4
COST OF SALES	255.7	269.8	696.5	645.4
OPERATING EXPENSES
Other operation and maintenance	120.2	115.2	362.8	356.3
Depreciation and amortization	76.2	80.8	204.6	235.9
Taxes other than income	21.7	20.9	64.2	63.6
Total operating expenses	218.1	216.9	631.6	655.8
OPERATING INCOME	243.0	257.2	431.1	427.2
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	11.8	3.9	27.2	9.2
Other income	13.4	2.9	27.5	11.3
Other expense	(0.5)	(0.8)	(1.5)	(2.2)
Net other income	24.7	6.0	53.2	18.3
INTEREST EXPENSE
Interest on long-term debt	38.3	35.4	112.4	106.3
Allowance for borrowed funds used during construction	(5.2)	(2.0)	(12.6)	(4.7)
Interest on short-term debt and other interest charges	1.4	0.9	3.9	3.2
Interest expense	34.5	34.3	103.7	104.8
INCOME BEFORE TAXES	233.2	228.9	380.6	340.7
INCOME TAX EXPENSE	71.7	69.0	116.7	102.4
NET INCOME	161.5	159.9	263.9	238.3
Other comprehensive income (loss), net of tax	—	—	—	—
COMPREHENSIVE INCOME	$161.5	$159.9	$263.9	$238.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263.9	$238.3
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and amortization	204.6	235.9
Deferred income taxes and investment tax credits, net	120.5	92.6
Allowance for equity funds used during construction	(27.2)	(9.2)
Stock-based compensation expense	1.9	1.7
Regulatory assets	10.9	(10.5)
Regulatory liabilities	(0.6)	(9.8)
Other assets	1.6	13.5
Other liabilities	(58.1)	(16.6)
Change in certain current assets and liabilities
Accounts receivable, net	(88.5)	(49.1)
Accrued unbilled revenues	(10.1)	(17.5)
Fuel, materials and supplies inventories	4.0	30.9
Fuel clause under recoveries	15.8	(0.5)
Other current assets	24.8	(12.3)
Accounts payable	(29.7)	(72.8)
Income taxes payable - parent	1.7	9.2
Fuel clause over recoveries	—	(59.9)
Other current liabilities	(51.1)	21.9
Net cash provided from operating activities	384.4	385.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(662.8)	(466.7)
Proceeds from sale of assets	0.4	0.3
Net cash used in investing activities	(662.4)	(466.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(65.0)	(90.0)
Proceeds from long-term debt	592.3	—
Payment of long-term debt	(125.1)	(110.1)
Changes in advances with parent	(124.2)	280.7
Net cash provided from financing activities	278.0	80.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2017	2016
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $1.5, respectively	$261.5	$173.0
Accrued unbilled revenues	69.8	59.7
Advances to parent	32.6	—
Fuel inventories	77.2	79.8
Materials and supplies, at average cost	78.9	80.3
Fuel clause under recoveries	35.5	51.3
Other	53.5	78.3
Total current assets	609.0	522.4
OTHER PROPERTY AND INVESTMENTS	6.0	6.6
PROPERTY, PLANT AND EQUIPMENT
In service	10,791.4	10,572.3
Construction work in progress	893.9	495.1
Total property, plant and equipment	11,685.3	11,067.4
Less accumulated depreciation	3,494.7	3,385.6
Net property, plant and equipment	8,190.6	7,681.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	373.4	404.8
Other	51.9	53.8
Total deferred charges and other assets	425.3	458.6
TOTAL ASSETS	$9,230.9	$8,669.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2017	2016
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$1.0	$0.1
Accounts payable - other	134.9	196.3
Advances from parent	—	49.9
Customer deposits	79.5	77.7
Accrued taxes	58.9	40.8
Accrued interest	38.9	40.2
Accrued compensation	21.3	31.3
Long-term debt due within one year	249.7	125.0
Other	36.2	95.8
Total current liabilities	620.4	657.1
LONG-TERM DEBT	2,749.5	2,405.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	106.9	167.7
Deferred income taxes	1,870.6	1,752.3
Regulatory liabilities	331.7	299.7
Other	138.9	134.7
Total deferred credits and other liabilities	2,448.1	2,354.4
Total liabilities	5,818.0	5,417.3
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,026.0	1,024.1
Retained earnings	2,386.9	2,228.0
Total stockholder's equity	3,412.9	3,252.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,230.9	$8,669.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2016	$100.9	$923.2	$2,228.0	$3,252.1
Net income	—	—	263.9	263.9
Dividends declared on common stock	—	—	(105.0)	(105.0)
Stock-based compensation	—	1.9	—	1.9
Balance at September 30, 2017	$100.9	$925.1	$2,386.9	$3,412.9

Balance at December 31, 2015	$100.9	$920.9	$2,133.9	$3,155.7
Net income	—	—	238.3	238.3
Dividends declared on common stock	—	—	(125.0)	(125.0)
Stock-based compensation	—	1.7	—	1.7
Balance at September 30, 2016	$100.9	$922.6	$2,247.2	$3,270.7

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2017 and December 31, 2016, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2017 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2016 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities at:

	September 30,	December 31,
(In millions)	2017	2016
Regulatory Assets
Current
Oklahoma demand program rider under recovery (A)	$38.3	$51.0
Fuel clause under recoveries	35.5	51.3
SPP cost tracker under recovery (A)	7.8	10.0
Other (A)	2.6	9.5
Total current regulatory assets	$84.2	$121.8
Non-current
Benefit obligations regulatory asset	$189.0	$232.6
Income taxes recoverable from customers, net	76.3	62.3
Deferred storm expenses	43.3	35.7
Smart Grid	34.7	43.2
Unamortized loss on reacquired debt	12.5	13.4
Other	17.6	17.6
Total non-current regulatory assets	$373.4	$404.8
Regulatory Liabilities
Current
Other (B)	$3.3	$12.3
Total current regulatory liabilities	$3.3	$12.3
Non-current
Accrued removal obligations, net	$282.0	$262.8
Pension tracker	40.4	35.5
Other	9.3	1.4
Total non-current regulatory liabilities	$331.7	$299.7

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

The following table summarizes changes to OG&E's asset retirement obligations during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
(In millions)	2017	2016
Balance at January 1	$69.6	$63.3
Accretion expense	2.3	2.1
Liabilities settled	—	(0.2)
Revisions in estimated cash flows	2.4	—
Balance at September 30	$74.3	$65.2

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 2017. OG&E has assessed the effect of this new guidance on its tariff-based sales, bundled arrangements and alternative revenue program and is not aware of any issues that would have a material impact on the timing of revenue recognition. The new standard will not have a material impact on OG&E's results of operations and financial position but will change the income statement presentation of revenues and require new disclosures. OG&E does not intend to early adopt the new guidance and will implement in the first quarter of 2018 utilizing the modified retrospective transition method.

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-to-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. OG&E has started evaluating its current lease contracts. OG&E has not determined the amount of impact on its Condensed Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

Employee Share Based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends Accounting Standards Codification Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance, among other requirements, requires all of the tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost, or windfalls, were recorded in equity, and tax deficiencies, or shortfalls, were recorded in equity to the extent of previous windfalls and then to the income statement. Under the new guidance, the windfall tax benefit is recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, which is a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. OG&E adopted this standard in the first quarter of 2017, which resulted in no financial statement impact. Going forward, tax benefits in excess of compensation costs previously recorded in equity will be recorded within the income statement, and all tax-related cash flows resulting from share-based payments will be recorded as an operating activity within the statement of cash flows.

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

OGE Energy charged operating costs to OG&E of $30.2 million and $30.1 million during the three months ended September 30, 2017 and 2016, respectively, and $97.9 million and $97.0 million during the nine months ended September 30, 2017 and 2016, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Operating revenues:
Electricity to power electric compression assets	$4.5	$3.7	$10.0	$9.0
Cost of sales:
Natural gas transportation services	$8.8	$8.8	$26.3	$26.3
Natural gas purchases (sales)	0.4	4.4	(0.4)	11.3

During the nine months ended September 30, 2017, OG&E declared dividends of $105.0 million to OGE Energy as compared to $125.0 million during the same period in 2016.

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

OG&E had no financial instruments measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy.

The following table summarizes the fair value and carrying amount of OG&E's financial instruments at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year)
Senior Notes	$2,854.1	$3,179.4	$2,385.5	$2,657.2
OG&E Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.7	9.6	9.9	9.5

5.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2017 and 2016 related to OGE Energy performance units and restricted stock for OG&E employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Performance units
Total shareholder return	$0.7	$0.5	$2.0	$1.5
Earnings per share	(0.6)	(0.4)	(0.1)	—
Total performance units	0.1	0.1	1.9	1.5
Restricted stock	—	—	—	—
Total compensation expense	$0.1	$0.1	$1.9	$1.5
Income tax benefit	$—	$—	$0.7	$0.5

During the three and nine months ended September 30, 2017, OGE Energy issued an immaterial number of shares to satisfy restricted stock grants.

6.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. Federal tax examinations by tax authorities for years prior to 2014 or state and local tax examinations by tax authorities for years prior to 2013.  Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss.  Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property.  OG&E earns both Federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

7.	Long-Term Debt

At September 30, 2017, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.65%	-	1.03%	Garfield Industrial Authority, January 1, 2025	$47.0
0.65%	-	0.97%	Muskogee Industrial Authority, January 1, 2025	32.4
0.66%	-	0.98%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of New Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used to repay short-term debt and were added to OG&E's general funds to be used for general corporate purposes, including to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund ongoing capital expenditures and for working capital.

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

At September 30, 2017, there was $32.6 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022. At September 30, 2017, there were no intercompany borrowings under this agreement. At September 30, 2017, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding commercial paper borrowings at September 30, 2017.

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

9.	Retirement Plans and Postretirement Benefit Plans

The details of net periodic benefit cost, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans included in the Condensed Financial Statements are as follows:
Net Periodic Benefit Cost

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2017 (A)	2016 (A)	2017 (B)	2016 (B)	2017 (A)	2016 (A)	2017 (B)	2016 (B)
Service cost	$2.5	$2.6	$7.6	$7.7	$0.1	$—	$0.1	$—
Interest cost	4.9	4.8	14.6	14.4	—	0.1	0.1	0.1
Expected return on plan assets	(8.2)	(8.2)	(24.6)	(24.8)	—	—	—	—
Amortization of net loss	3.2	3.1	9.7	9.3	0.1	—	0.3	0.1
Settlement	—	—	—	—	—	—	—	0.4
Net periodic benefit cost	$2.4	$2.3	$7.3	$6.6	$0.2	$0.1	$0.5	$0.6

(A)
In addition to the $2.6 million and $2.4 million of net periodic benefit cost recognized during the three months ended September 30, 2017 and 2016, respectively, OG&E recognized an increase in pension expense during the three months ended September 30, 2017 and 2016 of $2.7 million and $2.4 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1).

(B)	In addition to the $7.8 million and $7.2 million of net periodic benefit cost recognized during the nine months ended September 30, 2017 and 2016, respectively, OG&E recognized the following:

•
an increase in pension expense during the nine months ended September 30, 2017 and 2016 of $8.5 million and $7.4 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1);

•	a deferral of pension expense during the nine months ended September 30, 2017 of $2.3 million related to the Arkansas jurisdictional portion of the pension settlement charge of $22.4 million in 2013;

•
a deferral of pension expense during the nine months ended September 30, 2016 of $0.6 million, which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $0.4 million, in accordance with the Oklahoma pension tracker regulatory liability (see Note 1); and

•
a deferral of pension expense during the nine months ended September 30, 2016 of $0.1 million, which includes a portion of OGE Energy's pension settlement charge, related to the Arkansas jurisdictional portion of the pension settlement charge of $0.4 million.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017 (B)	2016 (B)	2017 (C)	2016 (C)
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	1.2	1.8	4.5	5.5
Expected return on plan assets	(0.5)	(0.6)	(1.5)	(1.6)
Amortization of net loss	0.5	0.6	1.3	1.9
Amortization of unrecognized prior service cost (A)	(1.0)	(1.5)	(1.0)	(4.6)
Settlement	0.4	—	0.4	—
Net periodic benefit cost	$0.7	$0.4	$4.0	$1.6

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.7 million and $0.4 million of net periodic benefit cost recognized during the three months ended September 30, 2017 and 2016, respectively, OG&E recognized an increase in postretirement medical expense of $1.9 million in both the three months ended September 30, 2017 and 2016 to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1).

(C)
In addition to the $4.0 million and $1.6 million of net periodic benefit cost recognized during the nine months ended September 30, 2017 and 2016, respectively, OG&E recognized an increase in postretirement medical expense in the nine months ended September 30, 2017 and 2016 of $3.9 million and $5.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the pension tracker regulatory liability (see Note 1).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Capitalized portion of net periodic pension benefit cost	$0.8	$0.8	$2.6	$2.2
Capitalized portion of net periodic postretirement benefit cost	0.1	0.2	1.2	0.6

Pension Plan Funding

In August 2017, OGE Energy contributed $20.0 million to its Pension Plan, of which $4.0 million was attributed to OG&E. No additional contributions are expected in 2017.

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

In August 2017, OGE Energy adopted an amendment to the retiree medical plan.  Effective January 1, 2018, OGE Energy will reduce the amount of supplemental Medicare coverage for Medicare-eligible retirees, providing a fixed stipend based on current market analysis in August 2017. OGE Energy will continue to allow those Medicare-eligible retirees to acquire coverage from a company-provided third-party administrator. The effect of these plan amendments is reflected in OGE Energy’s

September 30, 2017 Condensed Consolidated Balance Sheet as a reduction to the postretirement benefit obligation of $42.9 million, of which $32.1 million was attributed to OG&E.

In August 2017, OGE Energy settled the retiree life plan in its entirety and paid $26.4 million to participants in August 2017. No gain or loss was recognized upon settlement, and the effect of the settlement is reflected in OGE Energy’s September 30, 2017 Condensed Consolidated Balance Sheet as a reduction in the benefit obligation of $27.9 million and related other comprehensive income and regulatory asset of $2.1 million, of which $19.9 million was attributed to OG&E.

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

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. On October 12, 2017, the OCC issued an order, finding that, for the calendar year 2015, OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

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

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of September 30, 2017, OG&E had invested $352.7 million of construction work in progress on the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in early 2018. As of September 30, 2017, OG&E had invested $306.0 million in the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014 but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Oklahoma by October 1, 2018 and in Arkansas by October 31, 2018.

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

On March 20, 2017, the OCC held hearings and issued an order. The order results in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the order adopted certain recommendations set forth in the ALJ report, it differs in certain key respects.

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

As a result of the March 2017 order, OG&E recorded, in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of September 30, 2017, OG&E had refunded $45.6 million of the $47.5 million expected refund from the interim rate increase. Additionally, OG&E has reserved $5.6 million, pending resolution of a dispute with PUD staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 20, 2017 rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $38.3 million as disclosed in Note 1. OG&E is unable to predict what actions the OCC may take regarding the unrecovered lost revenue or the timing of any actions. The remaining reserve for the interim rate refund and the lost revenues reserve are included in Other Current Liabilities on OG&E's Condensed Balance Sheets.

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. A hearing date of March 29, 2018 has been scheduled.

Mustang Modernization Plan - Arkansas

On August 15, 2017, OG&E filed for a determination with the APSC that the Mustang facility is in the public's interest. The filing does not seek recovery for any costs associated with the Mustang Modernization Plan, as request for recovery of costs will take place with the first formula rate filing expected to be made in October 2018.

Oklahoma Rate Case Filing - 2017

OG&E intends to file a general rate case in Oklahoma with the OCC during the fourth quarter of 2017. The rate case will be based on a September 30, 2017 test year.

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

Summary of Operating Results

Three Months Ended September 30, 2017 as compared to Three Months Ended September 30, 2016

OG&E reported net income of $161.5 million and $159.9 million during the three months ended September 30, 2017 and 2016, respectively, an increase of $1.6 million, or 1.0 percent, primarily due to higher net other income and lower depreciation and amortization expense as a result of the OCC's March 2017 order mandating a reduction in depreciation rates as discussed in Note 11, partially offset by lower gross margin primarily due to milder weather, higher operation and maintenance expense and higher income tax expense.

Nine Months Ended September 30, 2017 as compared to Nine Months Ended September 30, 2016

OG&E reported net income of $263.9 million and $238.3 million during the nine months ended September 30, 2017 and 2016, respectively, an increase of $25.6 million, or 10.7 percent, primarily due to higher net other income and lower depreciation and amortization expense as a result of the OCC's March 2017 order mandating a reduction in depreciation rates, partially offset by lower gross margin primarily due to milder weather, higher income tax expense and higher operation and maintenance expense.

Recent Developments and Regulatory Matters

As discussed in Note 11, on March 20, 2017, the OCC issued an order in OG&E's general rate case. The order results in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the order adopted certain of the recommendations set forth in the ALJ report, it differs in certain key respects.

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

As a result of the March 2017 order, OG&E recorded in the first quarter of 2017 adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of September 30, 2017, OG&E had refunded $45.6 million of the $47.5 million expected refund from the interim rate increase. Additionally, OG&E has reserved $5.6 million, pending resolution of a dispute with PUD staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 20, 2017 rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $38.3 million as disclosed in Note 1. OG&E is unable to predict what actions the OCC may take regarding the unrecovered lost revenue or the timing of any actions. The remaining reserve for the interim rate refund and the lost revenues reserve are included in Other Current Liabilities on OG&E's Condensed Balance Sheets.

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

2017 Outlook

OG&E projects earnings guidance to be between $300 million to $304 million of net income in 2017, changed from the previously issued earnings guidance at the low end of the earnings range of $316 million to $340 million of net income in 2017 and based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	gross margin on revenues of approximately $1.359 billion to $1.362 billion on a weather adjusted basis;

•	operating expenses of approximately $851 million to $854 million with operation and maintenance expenses approximately 57 percent of the total;

•	interest expense of approximately $140 million which assumes a $17 million allowance for borrowed funds used during construction reduction to interest expense; and

•	other income of approximately $69 million including approximately $36 million of allowance for equity funds used during construction.

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

Reconciliation of Gross Margin to Revenue

Detailed below is a reconciliation of gross margin to revenue included in the 2017 Outlook.

(In millions)	Twelve Months Ended December 31, 2017 (A)
Operating revenues	$2,206.0
Fuel and purchased power	846.0
Gross margin	$1,360.0

(A)	Based on the midpoint of OG&E earnings guidance for 2017.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 and OG&E's financial position at September 30, 2017. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future period.  The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2017	2016	2017	2016
Operating revenues	$716.8	$743.9	$1,759.2	$1,728.4
Cost of sales	255.7	269.8	696.5	645.4
Other operation and maintenance	120.2	115.2	362.8	356.3
Depreciation and amortization	76.2	80.8	204.6	235.9
Taxes other than income	21.7	20.9	64.2	63.6
Operating income	243.0	257.2	431.1	427.2
Allowance for equity funds used during construction	11.8	3.9	27.2	9.2
Other income	13.4	2.9	27.5	11.3
Other expense	0.5	0.8	1.5	2.2
Interest expense	34.5	34.3	103.7	104.8
Income tax expense	71.7	69.0	116.7	102.4
Net income	$161.5	$159.9	$263.9	$238.3
Operating revenues by classification
Residential	$295.1	$351.9	$700.0	$750.0
Commercial	174.2	188.4	450.6	434.2
Industrial	58.0	60.4	156.3	147.4
Oilfield	43.4	47.3	124.6	118.4
Public authorities and street light	60.6	66.8	159.4	154.4
Sales for resale	—	—	0.1	0.2
System sales revenues	631.3	714.8	1,591.0	1,604.6
Provision for rate refund	29.2	(21.0)	25.0	(21.0)
Integrated market	14.0	13.2	16.8	33.0
Other	42.3	36.9	126.4	111.8
Total operating revenues	$716.8	$743.9	$1,759.2	$1,728.4
Reconciliation of gross margin to revenue
Operating revenues	$716.8	$743.9	$1,759.2	$1,728.4
Cost of sales	255.7	269.8	696.5	645.4
Gross margin	$461.1	$474.1	$1,062.7	$1,083.0
MWh sales by classification (In millions)
Residential	2.9	3.2	6.9	7.3
Commercial	2.1	2.1	5.7	5.7
Industrial	0.9	1.0	2.7	2.8
Oilfield	0.8	0.8	2.4	2.4
Public authorities and street light	0.8	0.9	2.3	2.4
System sales	7.5	8.0	20.0	20.6
Integrated market	0.6	0.7	1.4	1.5
Total sales	8.1	8.7	21.4	22.1
Number of customers	840,519	832,234	840,519	832,234
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.747	2.688	2.795	2.366
Coal	2.049	2.222	2.100	2.251
Total fuel	2.253	2.337	2.231	2.175
Total fuel and purchased power	2.966	2.984	3.093	2.796
Degree days (A)
Heating - Actual	4	3	1,574	1,714
Heating - Normal	19	19	2,021	2,020
Cooling - Actual	1,223	1,450	1,847	2,082
Cooling - Normal	1,380	1,380	2,018	2,018

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

OG&E's net income increased $1.6 million and $25.6 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The three month increase of $1.6 million, or 1.0 percent, was primarily due to higher other income, higher allowance for equity funds used during construction, lower depreciation and amortization expense as a result of the OCC's March 2017 order mandating a reduction in depreciation rates as discussed in Note 11, and higher allowance for borrowed funds used during construction, partially offset by lower gross margin, higher operation and maintenance expense, higher interest on long-term debt and higher income tax expense. The nine month increase of $25.6 million, or 10.7 percent, was primarily due to lower depreciation and amortization expense as a result of the OCC's March 2017 order mandating a reduction in depreciation rates, higher allowance for equity funds used during construction, higher other income and higher allowance for borrowed funds used during construction, partially offset by lower gross margin, higher income tax expense, higher operation and maintenance expense and higher interest on long-term debt.
Gross margin was $461.1 million and $1,062.7 million during the three and nine months ended September 30, 2017, respectively, as compared to $474.1 million and $1,083.0 million during the same periods in 2016, respectively. Gross margin decreased $13.0 million, or 2.7 percent, and $20.3 million, or 1.9 percent, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The below factors contributed to the change in gross margin:

	Change for
	September 30, 2017
(In millions)	Three Months Ended	Nine Months Ended
Weather (price and quantity) (A)	$(14.9)	$(29.3)
Price variance (B)	(7.3)	(13.4)
Other	(0.4)	0.1
New customer growth	6.4	12.1
Wholesale transmission revenue	1.7	4.4
Non-residential demand and related revenues	0.9	3.6
Industrial and oilfield sales	0.6	2.2
Change in gross margin	$(13.0)	$(20.3)

(A)
Cooling degree days decreased approximately 16 percent during the three months ended September 30, 2017. Cooling degree days decreased approximately 11 percent, and heating degree days decreased approximately eight percent during the nine months ended September 30, 2017.

(B)	Decreased primarily due to riders moving to base rates in the March 2017 OCC order.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $14.1 million, or 5.2 percent, and increased $51.1 million, or 7.9 percent, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The changes are detailed in the table below.

	Change for
	September 30, 2017
(In millions)	Three Months Ended	Nine Months Ended
Fuel expense (A)	$(22.9)	$(6.9)
Purchased power costs
Purchases from SPP (B)	9.9	50.5
Wind	(2.6)	0.2
Cogeneration	(3.6)	(7.5)
Transmission expense (C)	5.1	14.8
Change in cost of sales	$(14.1)	$51.1

(A)	Decrease in fuel expense was primarily due to decreased utilization of company-owned generation.

(B)
Increase of $9.9 million in the cost of purchases from the SPP for the three months ended September 30, 2017 was due to a 51.1 percent increase in MWhs purchased offset by a decrease of 17.3 percent in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices. Increase of $50.5 million in the cost of purchases from the SPP for the nine months ended September 30, 2017 was due to an increase of 5.9 percent in MWh purchased and an increase of 29.8 percent in cost per MWhs purchased. The increase in cost per MWh purchased was due to an increase in fuel prices and higher grid congestion costs during 2017.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $5.0 million, or 4.3 percent, and $6.5 million, or 1.8 percent, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The below factors contributed to the changes in other operation and maintenance expense:

	Change for
	September 30, 2017
(In millions)	Three Months Ended	Nine Months Ended
Vegetation management	$6.1	$5.7
Other	0.5	6.9
Capitalized labor (A)	(1.6)	(6.1)
Change in other operation and maintenance expense	$5.0	$6.5

(A)
Increased during the three months ended September 30, 2017 primarily due to mutual assistance, which was provided during the aftermath of natural disasters. Increased during the nine months ended September 30, 2017 primarily due to more storm costs exceeding the $2.7 million OCC-allowed threshold, which were moved to a regulatory asset, as well as mutual assistance.

Depreciation and amortization expense decreased $4.6 million, or 5.7 percent, and $31.3 million, or 13.3 percent, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the OCC's March 2017 order as discussed in Note 11, partially offset by additional assets being placed into service.

Allowance for equity funds used during construction increased $7.9 million and $18.0 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other income increased $10.5 million and $16.2 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to an increase in the tax gross-up related to higher allowance for funds used during construction and an increase in gains on guaranteed flat bill margins.

Allowance for borrowed funds used during construction increased $3.2 million and $7.9 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Income tax expense increased $2.7 million, or 3.9 percent, and $14.3 million, or 14.0 percent, during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to higher pre-tax income.
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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $331.3 million and $232.7 million at September 30, 2017 and December 31, 2016, respectively, an increase of $98.6 million, or 42.4 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in September 2017 as compared to December 2016.

Advances to Parent/Advances from Parent. The balance in Advances to Parent was $32.6 million at September 30, 2017 compared to an Advances from Parent balance of $49.9 million at December 31, 2016. The change in Advances with Parent is primarily due to an increase of cash from customers due to increased rates and long-term debt issued in 2017, partially offset by daily operational expenses and capital expenditures.

Fuel Clause Under Recoveries. The balance of Fuel Clause Under Recoveries was $35.5 million and $51.3 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $15.8 million, or 30.8 percent, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets. The balance of Other Current Assets was $53.5 million and $78.3 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $24.8 million, or 31.7 percent, primarily due to increased revenue collections from customers associated with various rate riders.

Accounts Payable. The balance of Accounts Payable was $135.9 million and $196.4 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $60.5 million, or 30.8 percent, primarily due to the timing of vendor payments.

Accrued Taxes. The balance of Accrued Taxes was $58.9 million and $40.8 million at September 30, 2017 and December 31, 2016, respectively, an increase of $18.1 million, or 44.4 percent, primarily resulting from ad valorem tax accruals offset by payments.

Accrued Compensation. The balance of Accrued Compensation was $21.3 million and $31.3 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $10.0 million, or 31.9 percent, primarily due to the payment of 2016 incentive compensation in 2017, partially offset by 2017 accruals.

Long-Term Debt Due Within One Year. The balance of Long-term Debt Due Within One Year was $249.7 million and $125.0 million at September 30, 2017 and December 31, 2016, respectively, an increase of $124.7 million, or 99.8 percent, primarily due to the reclassification of long-term debt that will mature on September 1, 2018.

Other Current Liabilities. The balance of Other Current Liabilities was $36.2 million and $95.8 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $59.6 million, or 62.2 percent, primarily due to amounts refunded to customers in 2017.

Cash Flows

	Nine Months Ended
	September 30,		2017 vs. 2016
(In millions)	2017	2016	$ Change	% Change
Net cash provided from operating activities	$384.4	$385.8	$(1.4)	(0.4)%
Net cash used in investing activities	(662.4)	(466.4)	(196.0)	42.0%
Net cash provided from financing activities	278.0	80.6	197.4	*

Operating Activities

The decrease of $1.4 million, or 0.4 percent, in net cash provided from operating activities during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in vendor payments, partially offset by increased amounts received from customers.

Investing Activities

The increase of $196.0 million, or 42.0 percent, in net cash used in investing activities during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in capital expenditures related to environmental projects.

Financing Activities

The increase of $197.4 million in net cash provided from financing activities during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to the issuance of $300.0 million in long-term debt in March 2017 and the issuance of $300.0 million in long-term debt in August 2017, partially offset by changes in cash advances with parent.

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

(In millions)	2017	2018	2019	2020	2021
OG&E Base Transmission	$35	$30	$30	$30	$30
OG&E Base Distribution	200	175	175	175	175
OG&E Base Generation	35	75	75	75	75
OG&E Other	45	25	25	25	25
Total Base Transmission, Distribution, Generation and Other	315	305	305	305	305
OG&E Known and Committed Non-Base Projects:
Transmission Projects:
Other Regionally Allocated Projects (A)	50	30	20	20	20
Large SPP Integrated Transmission Projects (B) (C)	140	20	—	—	—
Total Transmission Projects	190	50	20	20	20
Other Projects:
Solar	15	—	—	—	—
Environmental - low NOX burners (D)	15	—	—	—	—
Environmental - Dry Scrubbers (D)	160	95	15	—	—
Combustion turbines - Mustang	145	30	—	—	—
Environmental - natural gas conversion (D)	10	35	15	—	—
Allowance of funds used during construction and ad valorem taxes	55	40	5	—	—
Total Other Projects	400	200	35	—	—
Total Known and Committed Non-Base Projects	590	250	55	20	20
Total	$905	$555	$360	$325	$325

(A)	Typically 100kV to 299kV projects. Approximately 30 percent of revenue requirement allocated to SPP members other than OG&E.

(B)	Typically 300kV and above projects. Approximately 85 percent of revenue requirement allocated to SPP members other than OG&E.

(C)	Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
	Integrated Transmission Project	30 miles of transmission line from OG&E's Gracemont substation to an AEP companion transmission line to its Elk City substation. $5.0 million of the estimated cost has been spent prior to 2017.	$45	Late 2017
	Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $50.0 million of the estimated cost associated with the Mathewson to Cimarron line and substations went into service in 2016; $55.0 million has been spent prior to 2017.	$160	Mid 2018

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

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt and funds received from OGE Energy (proceeds from OGE Energy's other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.  OG&E utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

At September 30, 2017, there was $32.6 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022. At September 30, 2017, there were no intercompany borrowings under this agreement.  On March 8, 2017, OG&E entered into a new $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. At September 30, 2017, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding commercial paper borrowings at September 30, 2017. At September 30, 2017, OG&E had $449.7 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 8 for a discussion of OG&E's short-term debt activity.

Issuance of New Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used to repay short-term debt and were added to OG&E's general funds to be used for general corporate purposes, including to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund ongoing capital expenditures and for working capital.

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

OG&E's current strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 11, the OCC has approved OG&E's decision to install Dry Scrubbers at the Sooner Units. As of September 30, 2017, OG&E has incurred $352.7 million of construction work in progress on the Dry Scrubbers.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the United States to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of September 30, 2017, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2017, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS. OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation is based on modeling that does not reflect the planned conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the latest deadline being August 26, 2017, but a decision has yet to be reached. The EPA has published final decisions on all but two other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in unclassifiable attainment with the 2010 standard. At this time, OG&E cannot determine with any certainty whether any of these determinations will cause a material impact to OG&E's financial results.

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

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs/MWh) and mass-based (tons/yr) goals. The 2030 rate-based reduction requirement for all existing generating units in Oklahoma has decreased from a proposed 43 percent reduction to 32 percent in the final rule. The mass-based approach for existing units calls for a 24 percent reduction by 2030 in Oklahoma. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. In addition, the EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. Due to the pending litigation and the uncertainties created by the proposed repeal of the rule, it is increasingly unlikely that the Clean Power Plan will be implemented as it was issued in 2015, and the ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although the standards ultimately could result in significant additional compliance costs that would affect its future consolidated financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

On September 30, 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. On June 6, 2017, the EPA proposed to delay the compliance deadlines for the 2015 final rule following granting numerous petitions for reconsideration that were filed with the EPA. On September 13, 2017, the EPA finalized an extension of initial deadlines which would take effect in 2018. The earliest applicable date for compliance with this rule is now November 1, 2020, rather than November 1, 2018. The latest applicability date of December 31, 2023 did not change. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the state.

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
4.01
Supplemental Indenture No. 17 dated as of August 1, 2017 between OG&E and UMB Bank, N.A., as trustee. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 11, 2017 (File No. 1-1097) and incorporated by reference herein).

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

November 1, 2017