Form 10-K
period 2017-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 2018-02-22
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $0. As of such date, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp.
At January 31, 2018, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.
DOCUMENTS INCORPORATED BY REFERENCE
None
Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

i

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2017 Tax Act	Tax Cuts and Jobs Act of 2017
401(k) Plan	Qualified defined contribution retirement plan
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
AVEC	Arkansas Valley Electric Cooperative Corporation
Bcf	Billion cubic feet
CSAPR	Cross-State Air Pollution Rule
Code	Internal Revenue Code of 1986
CO2	Carbon dioxide
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
MMBtu	Million British thermal unit
Mustang Modernization Plan	The construction of seven new, efficient combustion turbines with generating capability of 462 MWs
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
QF	Qualified cogeneration facility
QF contracts	Contracts with QFs and small power production producers
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
U.S.	United States of America

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

•
federal or state legislation and regulatory decisions and initiatives that affect cost and investment recovery have an impact on rate structures or affect the speed and degree to which competition enters OG&E's markets;

•	environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way OG&E operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility industry;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission, including those listed in "Item 1A. Risk Factors."

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S. OG&E's principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321; telephone 405-553-3000.

OG&E Mission and Focus

OGE Energy's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customer's needs for energy and related services, focusing on safety, efficiency, reliability, customer service and risk management.

OG&E is focused on:

•	providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity;

•
providing safe, reliable energy to the communities and customers we serve, with a particular focus on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments;

•	having strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members;

•	continuing to grow a zero-injury culture and deliver top-quartile safety results;

•	complying with the EPA's Regional Haze Rule requirements;

•	ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers; and

•	continuing focus on operational excellence and efficiencies in order to protect the customer bill.

General

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma, and 26 are in Arkansas. OG&E derived 91 percent of its total electric operating revenues in 2017 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

OG&E's system control area peak demand in 2017 was 6,456 MWs on July 21, 2017. OG&E's load responsibility peak demand was 5,752 MWs on July 21, 2017. The following table shows system sales and variations in system sales for 2017, 2016 and 2015.

Year Ended December 31	2017	2017 vs. 2016	2016	2016 vs. 2015	2015
System sales - (Millions of MWh)	26.3	(2.2)%	26.9	(1.1)%	27.2

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

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year Ended December 31	2017	2016	2015
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	18.5	21.4	20.9
Purchased	11.0	9.6	9.2
Total generated and purchased	29.5	31.0	30.1
OG&E use, free service and losses	(1.4)	(1.1)	(1.2)
Electric energy sold	28.1	29.9	28.9
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	8.8	9.3	9.2
Commercial	7.6	7.6	7.4
Industrial	3.6	3.6	3.6
Oilfield	3.2	3.2	3.4
Public authorities and street light	3.1	3.2	3.1
Sales for resale	—	—	0.5
System sales	26.3	26.9	27.2
Integrated market	1.8	3.0	1.7
Total sales	28.1	29.9	28.9
ELECTRIC OPERATING REVENUES (In millions)
Residential	$884.1	$951.9	$896.5
Commercial	588.3	573.7	535.0
Industrial	200.6	194.6	190.6
Oilfield	159.5	156.9	162.8
Public authorities and street light	208.0	204.3	194.2
Sales for resale	0.2	0.3	21.7
System sales revenues	2,040.7	2,081.7	2,000.8
Provision for rate refund	26.8	(33.6)	—
Integrated market	23.5	49.3	48.6
Other	170.1	161.8	147.5
Total operating revenues	$2,261.1	$2,259.2	$2,196.9
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	719,441	712,467	705,294
Commercial	96,098	94,790	93,401
Industrial	2,795	2,831	2,872
Oilfield	6,415	6,469	6,328
Public authorities and street light	17,081	17,025	16,880
Sales for resale	—	—	1
Total customers	841,830	833,582	824,776
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,234.92	$1,342.88	$1,278.51
Average annual use (kilowatt-hour)	12,324	13,105	13,062
Average price per kilowatt-hour (cents)	10.02	10.25	9.79

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2017, 85 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and seven percent to the FERC.

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

Completed Regulatory Matters

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The requested rate increase was based on a June 30, 2016 test year and included recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The requested increase also reflected increases in operation and maintenance expenses, including vegetation management and increased recovery of depreciation and dismantlement costs.

In May 2017, the APSC approved a settlement between OG&E and the staff of the APSC and other intervenors. The settlement provided for a $7.1 million annual rate increase and a 9.5 percent return on equity on a 50.0 percent equity capital structure.

The settlement also provided that OG&E will be regulated under a formula rate rider, which should result in a more efficient process as the return on equity, depreciation rates and capital structure should not change from what was approved by the APSC in this settlement. OG&E expects to make its first filing under the Arkansas Formula Rate Rider in October 2018.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. On October 12, 2017, the OCC issued an order finding that, for the calendar year 2015, OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

Oklahoma Rate Case Filing - 2015

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

During February and March 2017, the OCC held hearings and, on March 20, 2017, issued an order. The order resulted in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the order adopted certain recommendations set forth in the ALJ report, it differed in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from then current rates on an annual basis, (iii) recovery of 50.0 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause. The order maintained OG&E's existing capital structure of 53.0 percent equity and 47.0 percent long-term debt.

As a result of the March 2017 OCC rate order, OG&E recorded, in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of November 30, 2017, OG&E had completed the refund of $47.5 million collected in excess interim rates.

Mustang Modernization Plan - Arkansas

On August 15, 2017, OG&E filed for a determination with the APSC that the Mustang facility is in the public interest. The filing did not seek recovery for any costs associated with the Mustang Modernization Plan, as request for recovery of costs will take place with the first formula rate filing expected to be made in October 2018. On January 2, 2018, the APSC issued an order finding the Mustang Modernization Plan to be in the public interest.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan and approval for a recovery mechanism for the associated costs.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed, and OG&E seeks recovery in a general rate case. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. OG&E is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in mid to late 2018. As of December 31, 2017, OG&E had invested $401.3 million in the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in early 2018. As of December 31, 2017, OG&E had invested $348.4 million in the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014 but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Oklahoma by October 1, 2018 and in Arkansas by October 31, 2018.

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $31.6 million as disclosed in Note 1 in "Item 8. Financial Statements and Supplementary Data."

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 7, 2018, an intervenor filed a recommendation to disallow the Oklahoma jurisdictional portion of $3.3 million related to wind sales in the SPP. A hearing is scheduled for March 29, 2018.

Oklahoma Rate Case Filing - 2018

On January 16, 2018, OG&E filed a general rate case in Oklahoma, requesting a rate increase of $1.9 million per year, assuming a 9.9 percent return on equity. The filing seeks recovery of the seven Mustang combustion turbines that are part of the Mustang Modernization Plan, requests an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and credits customers for the impacts of the 2017 Tax Act, enacted on December 22, 2017.

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for any refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate case filed on January 16, 2018. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis, within 30 days of this order, of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. The APSC will subsequently solicit comments or testimony regarding the extent of the impacts of the 2017 Tax Act and how any resulting benefits, including carrying charges, should be returned to customers.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. OG&E is analyzing the potential impact of the complaint but estimates that if the FERC ultimately orders a reduction, each 25 basis point reduction in the requested return on equity would reduce OG&E's SPP Open Access Transmission Tariff transmission revenues by approximately $1.5 million annually. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. Although the proceeding is in the early stages, OG&E expects to contest the reduction of its base return on equity. OG&E is unable to predict what action the FERC will take in response to the Oklahoma Municipal Power Authority's complaint or the timing of such action. However, if the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could have a material adverse effect on OG&E's financial position, results of operations and cash flows.

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

At December 31, 2017 and 2016, OG&E had regulatory assets of $323.8 million and $526.6 million, respectively, and regulatory liabilities of $1,287.3 million and $312.0 million, respectively. These amounts include additional regulatory assets and liabilities for OG&E resulting from the reduction in the corporate federal tax rate enacted by the 2017 Tax Act. See Note 1 and Note 7 in "Item 8. Financial Statements and Supplementary Data" for further discussion.
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

Rate Structures
Oklahoma
OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus a fuel adjustment clause mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power.
OG&E offers several alternative customer programs and rate options.  Under OG&E's Smart Grid-enabled SmartHours programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity and costs are at their lowest. The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year. Another tariff rate option provides a "renewable energy" resource to OG&E's Oklahoma retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Oklahoma retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. Another program being offered to OG&E's commercial and industrial customers is a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days but may not be able to curtail every time that a curtailment event is required. OG&E also offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.
OG&E has Public Schools-Demand and Public Schools Non-Demand rate classes that provide OG&E with flexibility to provide targeted programs for load management to public schools and their unique usage patterns. OG&E also provides service level, seasonal and time period fuel charge differentiation that allows customers to pay fuel costs that better reflect the underlying costs of providing electric service.  Lastly, OG&E has a military base rider that demonstrates Oklahoma's continued commitment to our military partners.
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

Arkansas
OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. In May 2017, the APSC approved a settlement requiring OG&E to be regulated under a formula rate rider. The formula rate rider provides for an adjustment to rates approved by the APSC in the May 2017 settlement if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the projected year. The initial term for the formula rate rider is not to exceed five years, unless additional approval is obtained from the APSC.

OG&E offers several alternative customer programs and rate options. The "time-of-use" and "variable peak pricing" tariffs allow participating customers to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest. A second tariff rate option provides a "renewable energy" resource to OG&E's Arkansas retail customers. This renewable energy resource is a Renewable Energy Credit purchase program and is available as a voluntary option to all of OG&E's Arkansas retail customers.  OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers. OG&E offers its commercial and industrial customers a voluntary load curtailment program called Load Reduction. This program provides customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action. OG&E offers certain qualifying customers a "day-ahead price" rate option which allows participating customers to adjust their electricity consumption based on a price signal received from OG&E. The "day-ahead price" is based on OG&E's projected next day hourly operating costs.

Fuel Supply and Generation
In 2017, 54.0 percent of OG&E-generated energy was produced by coal-fired units, 39.0 percent by natural gas-fired units and seven percent by wind-powered units. Of OG&E's 6,304 total MWs of generation capability reflected in the table in "Item 2. Properties," 3,304 MWs, or 52.4 percent, are from natural gas generation, 2,548 MWs, or 40.4 percent, are from coal generation, 449 MWs, or 7.1 percent, are from wind generation and 3 MWs, or 0.1 percent, are from solar generation. Over the last five years, the weighted average cost of fuel used, by type, was as follows:

Year Ended December 31 (In cents/Kilowatt-Hour)	2017	2016	2015	2014	2013
Natural gas	2.821	2.488	2.529	4.506	3.905
Coal	2.069	2.213	2.187	2.152	2.273
Total fuel	2.211	2.199	2.196	2.752	2.784
The increase in the weighted average cost of fuel in 2017 compared to 2016 was primarily due to higher natural gas prices. The increase in the weighted average cost of fuel in 2016 as compared to 2015 was primarily due to higher coal prices. The decrease in the weighted average cost of fuel in 2015 as compared to 2014 was primarily due to lower natural gas prices. The decrease in the weighted average cost of fuel in 2014 as compared to 2013 was primarily due to less natural gas used, partially offset by higher natural gas prices. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.
OG&E participates in the SPP Integrated Marketplace. As part of the Integrated Marketplace, the SPP has balancing authority responsibilities for its market participants.  The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers.  The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations and to determine which generating units will run at any given time for maximum cost-effectiveness.  As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

Coal
OG&E's coal-fired units, with an aggregate capability of 2,548 MWs, are designed to burn low sulfur western sub-bituminous coal. The combination of all 2017 coal had a weighted average sulfur content of 0.23 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.5 lbs. of SO2 per MMBtu.

For 2018, OG&E has acquired approximately half of its forecasted annual coal usage via existing inventory and purchase contracts that expire in December 2019. In 2017, OG&E purchased 6.7 million tons of coal from various Wyoming suppliers. See "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.
Natural Gas
As a participant in the SPP Integrated Marketplace, OG&E now purchases a relatively small percentage of its natural gas supply through long-term agreements. Alternatively, OG&E relies on a combination of natural gas call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.
Wind
OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchase power contracts with the following:

Company	Location	Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0
FPL Energy	Woodward, OK	15 years	2018	50.0

Solar

In 2015, OG&E placed its first solar plant in service. The plant consists of two separate solar farms and is located in Oklahoma City, on the site of the Mustang generating facility. The Mustang solar plant has a maximum capacity of 2.5 MWs and consists of almost 10,000 photovoltaic panels.

OG&E began construction on a new 10 MW solar farm in 2017. As of December 31, 2017, OG&E had invested $17.9 million and expects the Covington, Oklahoma solar farm to be placed in service during the first quarter of 2018. OG&E will evaluate the need to build additional solar plants based on customer demand, cost and reliability.

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

ENVIRONMENTAL MATTERS

General

The activities of OG&E are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.

In the past, environmental regulation caused OG&E to incur significant costs because the trend was to place more and more restrictions and limitations on OG&E activities. The Trump administration has delayed, reversed or proposed to repeal some of these regulations and generally has not sought to adopt new, more stringent regulations. Nonetheless, OG&E continues to have obligations to take or complete action under previously adopted environmental rules, and OG&E cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations or the development or discovery of new facts or conditions will not cause it to incur significant costs for environmental matters.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2018 will be $189.2 million, of which $170.0 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2019 will be approximately $51.8 million, of which $35.2 million is for capital expenditures. The amounts above include capital expenditures for Dry Scrubbers and conversion of two coal-fueled units to natural gas. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

For a further discussion of environmental matters that may affect OG&E, see "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FINANCE AND CONSTRUCTION

Future Capital Requirements

Capital Requirements

OG&E's primary needs for capital are related to acquiring or constructing new facilities and replacing or expanding existing facilities.  Other working capital requirements are expected to be primarily related to maturing debt, operating lease obligations, fuel clause under and over recoveries and other general corporate purposes.  OG&E generally meets its cash needs through a combination of cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) and permanent financings. See "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of OG&E's capital requirements.

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2018 through 2022 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2018	2019	2020	2021	2022
Transmission (A)	$90	$50	$50	$50	$50
Distribution:
Oklahoma	215	165	165	165	165
Arkansas	10	20	50	60	60
Generation	55	130	95	75	75
Other	50	25	25	25	25
Total Transmission, Distribution, Generation and Other	420	390	385	375	375
Projects:
Environmental - Dry Scrubbers (B)	95	20	—	—	—
Combustion turbines - Mustang	35	—	—	—	—
Environmental - natural gas conversion (B)	35	15	—	—	—
Allowance of funds used during construction and ad valorem taxes	40	—	—	—	—
Grid modernization, reliability, resiliency, technology and other	—	200	190	280	180
Total Projects	205	235	190	280	180
Total	$625	$625	$575	$655	$555

(A)	Future transmission capital expenditures include the following:

Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $150.0 million has been spent prior to 2018.	$158	First quarter 2018

(B)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E’s ECP can be found in Note 12 in "Item 8. Financial Statements and Supplementary Data" and in "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Pension and Postretirement Benefit Plans

OGE Energy made a $20.0 million contribution to its Pension Plan in both 2017 and 2016, of which four million is related to OG&E in 2017 compared to no contributions related to OG&E in 2016. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2018. See "Future Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of OGE Energy's pension and postretirement benefit plans.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt and funds received from OGE Energy (from proceeds from the sales of OGE Energy's common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.  OG&E utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

Short-term borrowings generally are used to meet working capital requirements. OG&E borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. At December 31, 2017, there were $112.5 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022.  On March 8, 2017, OG&E entered into a new $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. There were no outstanding borrowings under this revolving credit agreement at December 31, 2017. At December 31, 2017, there was $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding commercial paper borrowings at December 31, 2017.  At December 31, 2017, OG&E had $449.7 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 10 in "Item 8. Financial Statements and Supplementary Data" for further discussion.

Issuance of Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility and to fund ongoing capital expenditures and working capital.

EMPLOYEES
OG&E had 1,856 employees at December 31, 2017.

EXECUTIVE OFFICERS
The following persons were Executive Officers of the Registrant as of February 21, 2018:

Name	Age	Title
Sean Trauschke	50	Chairman of the Board, President and Chief Executive Officer
E. Keith Mitchell	55	Chief Operating Officer
Stephen E. Merrill	53	Chief Financial Officer
Scott Forbes (A)	60	Controller and Chief Accounting Officer
Patricia D. Horn	59	Vice President - Governance and Corporate Secretary
Jean C. Leger, Jr.	59	Vice President - Utility Operations
Kenneth R. Grant	51	Vice President- Sales and Marketing
Cristina F. McQuistion	53	Vice President - Chief Information Officer
Jerry A. Peace	55	Vice President - Integrated Resource Planning and Development
Sarah R. Stafford (A)	36	Accounting Research Officer
William H. Sultemeier	50	General Counsel
Charles B. Walworth	43	Treasurer
(A) Mr. Forbes is resigning as Controller and Chief Accounting Officer, effective as of February 28, 2018. Ms. Stafford will succeed Mr. Forbes as Controller and Chief Accounting Officer, effective March 1, 2018. Ms. Stafford was not an Executive Officer as of February 21, 2018.

No family relationship exists between any of the Executive Officers of the Registrant. Messrs. Trauschke, Merrill, Forbes, Sultemeier, Walworth and Ms. Horn are also officers of OGE Energy. Each Executive Officer is to hold office until the Board of Directors meeting following the next Annual Meeting of Shareholders of OGE Energy, currently scheduled for May 17, 2018.

Messrs. Trauschke and Merrill are members of the Board of Directors of Enable GP, LLC, the general partner of Enable.

The business experience of each of the Executive Officers of the Registrant for the past five years is as follows:

Name	Business Experience
Sean Trauschke	2015 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
	2014 - 2015:	President of OGE Energy Corp.
	2013 - 2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	2015 - Present:	Chief Operating Officer of OG&E
	2013 - 2015:	Executive Vice President and Chief Operating Officer of Enable Midstream Partners, LP
	2013:	President and Chief Operating Officer of Enogex Holdings; President of Enogex LLC
Stephen E. Merrill	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
	2013 - 2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable Midstream Partners, LP
	2013:	Chief Operating Officer of Enogex LLC
Scott Forbes	2013 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
Patricia D. Horn	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
	2013 - 2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
Jean C. Leger, Jr.	2013 - Present:	Vice President - Utility Operations of OG&E
Kenneth R. Grant	2016 - Present:	Vice President - Sales and Marketing of OG&E
	2015:	Vice President Marketing and Product Development of OG&E
	2013 - 2015:	Managing Director Tech Solutions & Ops of OG&E
	2013:	Managing Director Customer Solutions of OG&E
Cristina F. McQuistion	2017 - Present:	Vice President - Chief Information Officer of OG&E
	2016 - 2017:	Vice President - Chief Information Officer and Utility Strategy of OG&E
	2014 - 2015:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
	2013 - 2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
Jerry A. Peace	2016 - Present:	Vice President - Integrated Resource Planning and Development of OG&E
	2014 - 2015:	Chief Generation Planning and Procurement Officer of OG&E
	2013 - 2014:	Chief Risk Officer of OGE Energy Corp.
Sarah R. Stafford (A)	2016 - Present:	Accounting Research Officer of OGE Energy Corp.
	2013 - 2016:	Senior Manager - Ernst & Young, LLP
William H. Sultemeier	2017 - Present:	General Counsel of OGE Energy Corp.
	2016:	Partner - Jones Day
	2013-2015:	Shareholder - Greenberg Traurig, LLP
Charles B. Walworth	2014 - Present:	Treasurer of OGE Energy Corp.
	2013 - 2014:	Assistant Treasurer of OGE Energy Corp.
(A) Ms. Stafford was not an Executive Officer as of February 21, 2018.

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

REGULATORY RISKS

OG&E's profitability depends to a large extent on the ability to fully recover its costs from its customers in a timely manner, and there may be changes in the regulatory environment that impair its ability to recover costs from its customers.

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

Costs of compliance with environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect our results of operations, financial position or liquidity.

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

In response to recent regulatory and judicial decisions and international accords, emissions of greenhouse gases including, most significantly, CO2 could be restricted in the future as a result of federal or state legal requirements or litigation relating to greenhouse gas emissions. No rules are currently in effect that require us to reduce our greenhouse gas emissions, but if such rules were to become effective, they could result in significant additional compliance costs that would affect our future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations and historical industry operations practices. These activities are subject to stringent and complex federal, state and local laws and regulations that can restrict or impact OG&E's business activities in many ways, such as restricting the way OG&E can handle or dispose of its wastes or requiring remedial action to mitigate pollution conditions that may be caused by its operations or that are attributable to former operators. OG&E may be unable to recover these costs from insurance or other regulatory mechanisms.  Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary.

For further discussion of environmental matters that may affect OG&E, see "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

As of December 31, 2017, OG&E had invested $401.3 million in the Dry Scrubbers and $348.4 million in the Mustang Modernization Plan.

The regional power market in which OG&E operates has changing transmission regulatory structures, which may affect the transmission assets and related revenues and expenses.

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority (but not ownership) of OG&E's transmission facilities to the SPP. The SPP has implemented regional day ahead and real-time markets for energy and operating reserves, as well as associated transmission congestion rights.  Collectively the three markets operate together under the global name, SPP Integrated Marketplace.  OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers.  OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities.  OG&E records the SPP Integrated Marketplace transactions as sales or purchases with results reported as Operating Revenues or Cost of Sales in its Financial Statements. OG&E's revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operation and regulation of the SPP Integrated Marketplace by the FERC or the SPP.

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

As a result of accounting irregularities at public companies in general, and energy companies in particular, and investigations by governmental authorities into energy trading activities, public companies, including those in the regulated and unregulated utility business, have been under public and regulatory scrutiny and suspicion.  The accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and relationships between companies and their independent auditors.  The capital markets and rating agencies also have increased their level of scrutiny.  We believe that we are complying with all applicable laws and accounting standards, but it is difficult or impossible to predict or control what effect these types of events may have on our business, financial position, cash flows or access to the capital markets.  It is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or our operations specifically.  Any new accounting standards could affect the way we are required to record revenues, expenses, assets, liabilities and equity.  These changes in accounting standards could lead to negative impacts on reported earnings or decreases in assets or increases in liabilities that could, in turn, affect our financial position, results of operations and cash flows.

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

Changes in technology, regulatory policies and customer electricity consumption may cause our generating facilities to be less competitive and impact our results of operations.

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

Reductions in customer electricity consumption, thereby reducing utility electric sales, could result from increased deployment of renewable energy technologies as well as increased efficiency of household appliances, among other general efficiency gains in technology. However, this potential reduction in load would not reduce our need for ongoing investments in our infrastructure to reliably serve our customers. Continued utility infrastructure investment without increased electricity sales could cause increased rates for customers, potentially resulting in further reductions in electricity sales and reduced profitability.

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

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our financial position, results of operations or cash flows.

OGE Energy has a Pension Plan that covers a significant amount of our employees hired before December 1, 2009.  OGE Energy also has defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000.  Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements.  Based on our assumptions at December 31, 2017, OGE Energy expects to make future contributions to maintain required funding levels.  It has been OGE Energy's practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. OGE Energy may continue to make voluntary contributions in the future.  These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average.  Over the next three years, 35 percent of our current employees will meet the eligibility requirements to retire.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 10 generating stations with an aggregate capability of 6,304 MWs at December 31, 2017. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2017 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	6.0%		434
	2	1973	Steam-Turbine	Gas	8.0%		430
	3	1975	Steam-Turbine	Gas/Oil	8.5%		456	1,320
Muskogee	4	1977	Steam-Turbine	Coal	49.2%		493
	5	1978	Steam-Turbine	Coal	36.8%		498
	6	1984	Steam-Turbine	Coal	55.5%		518	1,509
Sooner	1	1979	Steam-Turbine	Coal	39.0%		520
	2	1980	Steam-Turbine	Coal	38.2%		519	1,039
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	4.1%		167
	7	1963	Combined Cycle	Gas/Oil	4.5%		214
	8	1969	Steam-Turbine	Gas	3.5%		397
	9	2000	Combustion-Turbine	Gas	9.7%		45
	10	2000	Combustion-Turbine	Gas	9.6%		43	866
Redbud (B)	1	2003	Combined Cycle	Gas	51.0%		153
	2	2003	Combined Cycle	Gas	45.1%		153
	3	2003	Combined Cycle	Gas	48.5%		154
	4	2003	Combined Cycle	Gas	42.9%		153	613
Mustang (C)	5A	1971	Combustion-Turbine	Gas/Jet Fuel	0.5%		33
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	0.5%		32
	8	2017	Combustion-Turbine	Gas	—%		60	125
McClain (D)	1	2001	Combined Cycle	Gas	80.5%		380	380
Total Generating Capability (all stations, excluding renewable)								5,852

Renewable						2017 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	40.9%	2.3	228
Centennial		2007	Laverne, OK	80	Wind	23.3%	1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	34.8%	2.3	101
Mustang		2015	Oklahoma City, OK	90	Solar	22.5%	—	3
Total Generating Capability (renewable)								452

(A)	2017 Capacity Factor = 2017 Net Actual Generation / (2017 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours))

(B)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(C)
On December 31, 2017, Mustang units 3 and 4 were retired. On December 30, 2017, Mustang unit 8, the first of seven efficient combustion turbines installed as part of the Mustang Modernization Plan, was placed in service. OG&E expects units 6, 7, 9, 10, 11 and 12 to be placed in service at various times during the first quarter of 2018.

(D)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

At December 31, 2017, OG&E's transmission system included: (i) 52 substations with a total capacity of 13.3 million kV-amps and 4,949 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.9 million kV-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 346 substations with a total capacity of 9.7 million kV-amps, 29,317 structure miles of overhead lines, 2,824 miles of underground conduit and 10,875 miles of underground conductors in Oklahoma and (ii) 30 substations with a total capacity of 0.9 million kV-amps, 2,785 structure miles of overhead lines, 282 miles of underground conduit and 689 miles of underground conductors in Arkansas.

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

During the three years ended December 31, 2017, OG&E's gross property, plant and equipment (excluding construction work in progress) additions were $1.4 billion, and gross retirements were $290.3 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy), long-term borrowings and permanent financings. The additions during this three-year period amounted to 12.5 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2017.

Item 3.  Legal Proceedings.

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Financial Statements. At the present time, based on currently available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.
In 2017, 2016 and 2015, OG&E declared dividends to OGE Energy of $105.0 million, $190.0 million and $120.0 million, respectively.

Item 6. Selected Financial Data.

HISTORICAL DATA

Year Ended December 31 (In millions)	2017	2016	2015	2014	2013
SELECTED FINANCIAL DATA
Results of Operations Data
Operating revenues	$2,261.1	$2,259.2	$2,196.9	$2,453.1	$2,262.2
Cost of sales	897.6	880.1	865.0	1,106.6	965.9
Operating expenses	851.8	870.2	831.5	808.5	771.0
Operating income	511.7	508.9	500.4	538.0	525.3
Allowance for equity funds used during construction	39.7	14.2	8.3	4.2	6.6
Other income	36.6	16.4	13.3	4.8	8.1
Other expense	2.3	2.9	1.6	1.9	4.6
Interest expense	138.4	138.1	146.7	141.5	129.3
Income tax expense	141.8	114.4	104.8	111.6	113.5
Net income	$305.5	$284.1	$268.9	$292.0	$292.6
Balance Sheet Data (at period end)
Property, plant and equipment, net	$8,333.8	$7,681.8	$7,296.1	$6,941.5	$6,634.6
Total assets	$9,255.6	$8,669.4	$8,525.5	$8,248.9	$7,680.7
Long-term debt	$2,999.4	$2,530.8	$2,639.3	$2,638.0	$2,286.0
Total stockholder's equity	$3,455.7	$3,252.1	$3,155.7	$3,004.2	$2,829.3
Capitalization Ratios (A)
Stockholder's equity	53.5%	56.2%	54.3%	53.1%	55.2%
Long-term debt	46.5%	43.8%	45.7%	46.9%	44.8%
Ratio of Earnings to Fixed Charges (B)
Ratio of earnings to fixed charges	3.71	3.64	3.40	3.73	3.96

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S.

Overview

OG&E Mission and Focus

OGE Energy's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customer's needs for energy and related services, focusing on safety, efficiency, reliability, customer service and risk management.

OG&E is focused on:

•	providing exceptional customer experiences by continuing to improve customer interfaces, tools, products and services that deliver high customer satisfaction and operating productivity;

•
providing safe, reliable energy to the communities and customers we serve, with a particular focus on enhancing the value of the grid by improving distribution grid reliability by reducing the frequency and duration of customer interruptions and leveraging previous grid technology investments;

•	having strong regulatory and legislative relationships for the long-term benefit of our customers, investors and members;

•	continuing to grow a zero-injury culture and deliver top-quartile safety results;

•	complying with the EPA's Regional Haze Rule requirements;

•	ensuring we have the necessary mix of generation resources to meet the long-term needs of our customers; and

•	continuing focus on operational excellence and efficiencies in order to protect the customer bill.

Summary of Operating Results

2017 compared to 2016. OG&E reported net income of $305.5 million and $284.1 million, respectively, in 2017 and 2016, an increase of $21.4 million, or 7.5 percent, primarily due to higher net other income and lower depreciation and amortization expense as a result of the March 2017 OCC rate order mandating a reduction in depreciation rates, partially offset by higher income tax expense, higher operation and maintenance expense and lower gross margin primarily due to milder weather.

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

2018 Outlook

OG&E projects to earn approximately $286 million to $306 million or $1.43 to $1.53 per average diluted share in 2018 and is based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	gross margin on revenues of approximately $1.380 billion to $1.390 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	operating expenses of approximately $927 million to $937 million, with operation and maintenance expenses comprising approximately 53 percent of the total;

•
interest expense of approximately $152 million to $155 million which assumes an $11 million allowance for borrowed funds used during construction reduction to interest expense and assumes a debt refinancing of $250 million in the second half of 2018;

•	other income of approximately $33 million including approximately $21 million of allowance for equity funds used during construction;

•	assumes a regulatory asset for the Dry Scrubbers for approximately $9 million, or $0.03 per share;

•	an effective tax rate of approximately 10.9 percent;

•	new rates take effect in Oklahoma by August 1, 2018; and

•	every 25 basis point change in the allowed Oklahoma return on equity equates to a change of approximately $8 million in revenue.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization, and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses and as a result changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. For a reconciliation of gross margin to revenue for the years ended December 31, 2017, 2016 and 2015, see OG&E (Electric Utility) Results of Operations below.

Detailed below is a reconciliation of gross margin to revenue included in the 2018 Outlook.

Reconciliation of Gross Margin to Revenue
(In millions)	Twelve Months Ended December 31, 2018 (A)
Operating revenues	$1,932
Cost of sales	547
Gross margin	$1,385

(A)	Based on the midpoint of OG&E earnings guidance for 2018.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the years ended December 31, 2017, 2016 and 2015 and OG&E's financial position at December 31, 2017 and 2016.  The following information should be read in conjunction with the Financial Statements and Notes thereto.  Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year Ended December 31 (Dollars in millions)	2017	2016	2015
Operating revenues	$2,261.1	$2,259.2	$2,196.9
Cost of sales	897.6	880.1	865.0
Other operation and maintenance	486.1	469.8	444.5
Depreciation and amortization	280.9	316.4	299.9
Taxes other than income	84.8	84.0	87.1
Operating income	511.7	508.9	500.4
Allowance for equity funds used during construction	39.7	14.2	8.3
Other income	36.6	16.4	13.3
Other expense	2.3	2.9	1.6
Interest expense	138.4	138.1	146.7
Income tax expense	141.8	114.4	104.8
Net income	$305.5	$284.1	$268.9
Operating revenues by classification:
Residential	$884.1	$951.9	$896.5
Commercial	588.3	573.7	535.0
Industrial	200.6	194.6	190.6
Oilfield	159.5	156.9	162.8
Public authorities and street light	208.0	204.3	194.2
Sales for resale	0.2	0.3	21.7
System sales revenues	2,040.7	2,081.7	2,000.8
Provision for rate refund	26.8	(33.6)	—
Integrated market	23.5	49.3	48.6
Other	170.1	161.8	147.5
Total operating revenues	$2,261.1	$2,259.2	$2,196.9
Reconciliation of gross margin to revenue
Operating revenues	$2,261.1	$2,259.2	$2,196.9
Cost of sales	897.6	880.1	865.0
Gross margin	$1,363.5	$1,379.1	$1,331.9
MWh sales by classification (In millions)
Residential	8.8	9.3	9.2
Commercial	7.6	7.6	7.4
Industrial	3.6	3.6	3.6
Oilfield	3.2	3.2	3.4
Public authorities and street light	3.1	3.2	3.1
Sales for resale	—	—	0.5
System sales	26.3	26.9	27.2
Integrated market	1.8	3.0	1.7
Total sales	28.1	29.9	28.9
Number of customers	841,830	833,582	824,776
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.821	2.488	2.529
Coal	2.069	2.213	2.187
Total fuel	2.211	2.199	2.196
Total fuel and purchased power	3.049	2.842	2.874
Degree days (A)
Heating - Actual	2,877	2,800	3,038
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	1,944	2,247	2,071
Cooling - Normal	2,092	2,092	2,092

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

2017 compared to 2016. OG&E's net income increased $21.4 million, or 7.5 percent, in 2017 as compared to 2016 primarily due to lower depreciation and amortization expense as a result of the March 2017 OCC rate order mandating a reduction in depreciation rates, higher allowance for equity funds used during construction, higher other income and higher allowance for borrowed funds used during construction, partially offset by higher income tax expense, higher operation and maintenance expense, lower gross margin and higher interest on long-term debt.
Gross margin was $1,363.5 million in 2017 as compared to $1,379.1 million in 2016, a decrease of $15.6 million, or 1.1 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Weather (price and quantity) (A)	$(15.1)
Price variance (B)	(13.9)
Wholesale transmission revenue	(8.1)
New customer growth	14.2
Non-residential demand and related revenues	5.0
Industrial and oilfield sales	2.2
Other	0.1
Change in gross margin	$(15.6)

(A)	Cooling degree days decreased approximately 13 percent in 2017.

(B)	Decreased primarily due to additional reserves for rate refunds in both Oklahoma and Arkansas, as well as riders moving to base rates in the March 2017 OCC rate order.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales increased $17.5 million, or 2.0 percent, in 2017 as compared to 2016. The changes are detailed in the table below.

(In millions)	Change
Fuel expense (A)	$(61.5)
Purchased power costs:
Purchases from SPP (B)	74.4
Wind	0.2
Cogeneration	(9.5)
Transmission expense (C)	13.9
Change in cost of sales	$17.5

(A)	Decrease in fuel expense was primarily due to decreased utilization of company-owned generation.

(B)
Increase in the cost of purchases from the SPP was due to an increase of 26.8 percent in MWh purchased and an increase of 16.2 percent in cost per MWhs purchased. The increase in cost per MWh purchased was due to an increase in fuel prices and higher grid congestion costs during 2017.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $16.3 million, or 3.5 percent, in 2017 as compared to 2016. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Vegetation management	$14.5
Other	9.2
Capitalized labor (A)	(7.4)
Change in other operation and maintenance expense	$16.3

(A)
Increased during 2017 primarily due to more storm costs exceeding the $2.7 million OCC-allowed threshold, which were moved to a regulatory asset, as well as mutual assistance, which was provided in the aftermath of Hurricanes Harvey and Irma.

Depreciation and amortization expense decreased $35.5 million, or 11.2 percent, primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the March 2017 OCC rate order as discussed in Note 13 in "Item 8. Financial Statements and Supplementary Data," partially offset by additional assets being placed into service.

Allowance for equity funds used during construction increased $25.5 million, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other income increased $20.2 million, primarily due to an increase in the tax gross-up related to higher allowance for funds used during construction and an increase in gains on guaranteed flat bill margins.

Allowance for borrowed funds used during construction increased $10.5 million, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Income tax expense increased $27.4 million, or 24.0 percent, primarily due to higher pre-tax operating income and lower tax credits generated.
2016 compared to 2015.  OG&E's net income increased $15.2 million, or 5.7 percent, in 2016 as compared to 2015, primarily due to an increase in gross margin related to warmer summer weather and increased transmission revenues and an increase in other income, partially offset by increases in other operation and maintenance expense, depreciation expense and income tax expense.

Gross margin was $1,379.1 million in 2016 as compared to $1,331.9 million in 2015, an increase of $47.2 million, or 3.5 percent. The below factors contributed to the change in gross margin:

(In millions)	Change
Interim rate increase - Oklahoma (A)	$39.0
Reserve for rate refund (A)	(33.7)
Wholesale transmission revenue (B)	20.3
Price variance (C)	18.1
Quantity variance (primarily weather)	13.1
New customer growth	3.2
Non-residential demand and related revenues	0.6
Expiration of AVEC contract (D)	(9.7)
Other	(3.7)
Change in gross margin	$47.2

(A)
As discussed in Note 13 in "Item 8. Financial Statements and Supplementary Data," on July 1, 2016, OG&E implemented an annual interim rate increase of $69.5 million. Interim rates are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the general rate case.

(B)
Increased primarily due to the SPP's settlement of revenue credits related to the Windspeed Transmission line for the years 2008 through August 2016. Other increases include a recovery of the base plan projects in the SPP formula rate for 2015 and 2016.

(C)	Increased primarily due to the reversal of a reserve for gas transportation charges in addition to the pricing impact of weather related sales.

(D)	On June 30, 2015, the wholesale power contract with AVEC expired.

OG&E's cost of sales increased $15.1 million, or 1.7 percent, in 2016 as compared to 2015. The changes are detailed in the table below.

(In millions)	Change
Fuel expense (A)	$12.2
Purchased power costs:
Purchases from SPP (B)	(12.3)
Wind	—
Cogeneration	—
Transmission expense (C)	15.2
Change in cost of sales	$15.1

(A)
Increased primarily due to higher volumes of natural gas used partially offset by lower natural gas prices. In 2016, OG&E's fuel mix was 48.0 percent coal, 45.3 percent natural gas and 6.7 percent wind. In 2015, OG&E's fuel mix was 49.0 percent coal, 44.0 percent natural gas and seven percent wind.

(B)	Decreased primarily due to a decrease in purchases from the SPP.

(C)	Increased primarily due to higher SPP charges for the base plan projects of other utilities and SPP charges for the Windspeed Transmission line for the years 2008 through August 2016.

Other operation and maintenance expense increased $25.3 million, or 5.7 percent, in 2016 as compared to 2015. The below factors contributed to the change in other operation and maintenance expense:

(In millions)	Change
Salaries and wages (A)	$10.4
Contract professional services (B)	8.7
Corporate allocations and overheads (C)	8.1
Other	(1.9)
Change in other operation and maintenance expense	$25.3

(A)	Increased primarily due to increases in incentive compensation, pension expense, annual salaries and medical/dental expense, partially offset by a decrease in overtime.

(B)	Increased primarily due to increased consulting costs associated with demand side management programs.

(C)	Increased primarily due to additional direct support in information technology, facility direct support, strategy and marketing support.

Depreciation and amortization expense increased $16.5 million, or 5.5 percent, primarily due to additional assets being placed in service and amortization of deferred storm costs.

Taxes other than income taxes decreased $3.1 million, or 3.6 percent, due to increased capitalization of ad valorem taxes primarily associated with environmental projects.

Allowance for equity funds used during construction increased $5.9 million, or 71.1 percent, primarily due to higher construction work in progress balances resulting from increased spending for environmental projects.

Other income increased $3.1 million, or 23.3 percent, primarily due to an increase in the tax gross-up related to higher allowance for equity funds used during construction and an increase in interest income related to riders, partially offset by decreased guaranteed flat bill margins.

Other expense increased $1.3 million, or 81.3 percent, primarily due to increased other miscellaneous expenses, increased charitable donations during 2016 and an increase in consulting services.

Interest expense decreased $8.6 million, or 5.9 percent, primarily due to the retirement of senior notes in January 2016, partially offset by increased allowance for borrowed funds used during construction primarily associated with environmental projects.

Income tax expense increased $9.6 million, or 9.2 percent, primarily due to higher pre-tax operating income in addition to lower renewable energy credits.

Off-Balance Sheet Arrangement

Railcar Lease Agreement

OG&E has a noncancellable operating lease with a purchase option, covering 1,243 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $18.2 million. OG&E is also required to maintain all of the railcars it has under the operating lease.

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $255.0 million and $232.7 million at December 31, 2017 and 2016, respectively, an increase of $22.3 million, or 9.6 percent, primarily due to an increase in billings to OG&E's retail customers.

Advances to Parent/Advances from Parent. The balance in Advances to Parent was $112.5 million at December 31, 2017 compared to an Advances from Parent balance of $49.9 million at December 31, 2016. The change in Advances with Parent is primarily due to an increase of cash from customers due to increased rates and long-term debt issued in 2017, partially offset by daily operational expenses and capital expenditures.

Other Current Assets. The balance of Other Current Assets was $48.6 million and $78.3 million at December 31, 2017 and 2016, respectively, a decrease of $29.7 million, or 37.9 percent, primarily due to increased revenue collections from customers associated with various rate riders.

Accounts Payable. The balance of Accounts Payable was $216.8 million and $196.4 million at December 31, 2017 and 2016, respectively, an increase of $20.4 million, or 10.4 percent, primarily due to the timing of vendor payments and accruals, partially offset by a decrease in fuel and purchased power payables.

Accrued Compensation. The balance of Accrued Compensation was $25.6 million and $31.3 million at December 31, 2017 and 2016, respectively, a decrease of $5.7 million, or 18.2 percent, primarily due to lower accruals for incentive compensation payouts.

Long-Term Debt Due Within One Year. The balance of Long-Term Debt Due Within One Year was $249.8 million and $125.0 million at December 31, 2017 and 2016, respectively, an increase of $124.8 million, or 99.8 percent, primarily due to the reclassification of long-term debt that will mature on September 1, 2018, partially offset by debt that matured July 15, 2017.

Fuel Clause Recoveries. The balance of Fuel Clause Over Recoveries was $1.7 million at December 31, 2017 compared to a Fuel Clause Under Recoveries balance of $51.3 million at December 31, 2016. The change is primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $28.5 million and $95.8 million at December 31, 2017 and 2016, respectively, a decrease of $67.3 million, or 70.3 percent, primarily due to amounts refunded to customers in 2017.

Cash Flows

				2017 vs. 2016		2016 vs. 2015
Year Ended December 31 (In millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$715.7	$572.9	$770.5	$142.8	24.9%	$(197.6)	(25.6)%
Net cash used in investing activities	(823.4)	(659.2)	(549.0)	(164.2)	24.9%	(110.2)	20.1%
Net cash provided from (used in) financing activities	107.7	86.3	(221.5)	21.4	24.8%	307.8	*
* Greater than a 100 percent variance.

Operating Activities

The increase of $142.8 million, or 24.9 percent, in net cash provided from operating activities in 2017 as compared to 2016 was primarily due to increased amounts received from customers, primarily due to recovery of fuel costs, partially offset by an increase in vendor payments.

The decrease of $197.6 million, or 25.6 percent, in net cash provided from operating activities in 2016 as compared to 2015 was primarily due to a return of cash from fuel over recoveries to customers.

Investing Activities

The increase of $164.2 million, or 24.9 percent, in net cash used in investing activities in 2017 as compared to 2016 was primarily due to an increase in capital expenditures related to environmental projects.

The increase of $110.2 million, or 20.1 percent, in net cash used in investing activities in 2016 as compared to 2015 was primarily due to an increase in capital expenditures related to environmental projects.

Financing Activities

The increase of $21.4 million, or 24.8 percent, in net cash provided from financing activities in 2017 as compared to 2016 was primarily due to the issuance of $300.0 million in long-term debt in each of March 2017 and August 2017, partially offset by changes in cash advances with parent.

The increase of $307.8 million in net cash provided from financing activities in 2016 as compared to 2015 was primarily due to an increase in net advances with OGE Energy partially offset by the payment of $110.0 million in long-term debt during the first quarter of 2016 and an increase in dividend payments.

2017 Capital Requirements, Sources of Financing and Financing Activities
Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $949.2 million, and contractual obligations, net of recoveries through fuel adjustment clauses, were $78.0 million, resulting in total net capital requirements and contractual obligations of $1,027.2 million in 2017, of which $213.9 million was to comply with environmental regulations. This compares to net capital requirements of $770.3 million and net contractual obligations of $81.8 million totaling $852.1 million in 2016, of which $137.9 million was to comply with environmental regulations.
In 2017, OG&E's primary sources of capital were cash generated from operations and proceeds from the issuance of short-term debt. Changes in working capital reflect the seasonal nature of OG&E's business, the revenue lag between billing and collection from customers and fuel inventories.  See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2018 through 2022 are shown in the following table.  These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2018	2019	2020	2021	2022
Transmission (A)	$90	$50	$50	$50	$50
Distribution:
Oklahoma	215	165	165	165	165
Arkansas	10	20	50	60	60
Generation	55	130	95	75	75
Other	50	25	25	25	25
Total Transmission, Distribution, Generation and Other	420	390	385	375	375
Projects:
Environmental - Dry Scrubbers (B)	95	20	—	—	—
Combustion turbines - Mustang	35	—	—	—	—
Environmental - natural gas conversion (B)	35	15	—	—	—
Allowance of funds used during construction and ad valorem taxes	40	—	—	—	—
Grid modernization, reliability, resiliency, technology and other	—	200	190	280	180
Total Projects	205	235	190	280	180
Total	$625	$625	$575	$655	$555

(A)	Future transmission capital expenditures include the following:

Project Type	Project Description	Estimated Cost (In millions)	Projected In-Service Date
Integrated Transmission Project	126 miles of transmission line from OG&E's Woodward District Extra High Voltage substation to OG&E's Cimarron substation and construction of the Mathewson substation on this transmission line. $150.0 million has been spent prior to 2018.	$158	First quarter 2018

(B)
Represent capital costs associated with OG&E’s ECP to comply with the EPA’s Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E’s ECP can be found in Note 12 in "Item 8. Financial Statements and Supplementary Data" and in "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Contractual Obligations

The following table summarizes OG&E's contractual obligations at December 31, 2017.  See OG&E's Statements of Capitalization and Note 12 in "Item 8. Financial Statements and Supplementary Data" for additional information.

(In millions)	2018	2019-2020	2021-2022	After 2022	Total
Maturities of long-term debt (A)	$250.1	$250.2	$0.2	$2,529.6	$3,030.1
Operating lease obligations:
Railcars	1.7	20.9	—	—	22.6
Wind farm land leases	2.5	5.4	5.8	40.6	54.3
Total operating lease obligations	4.2	26.3	5.8	40.6	76.9
Other purchase obligations and commitments:
Cogeneration capacity and fixed operation and maintenance payments	72.8	118.5	94.9	1.6	287.8
Expected cogeneration energy payments	35.7	71.5	75.4	0.9	183.5
Minimum fuel purchase commitments	139.8	60.8	49.2	382.7	632.5
Expected wind purchase commitments	58.7	113.4	115.1	505.0	792.2
Long-term service agreement commitments	7.9	44.3	4.8	123.1	180.1
Mustang Modernization expenditures	24.9	—	—	—	24.9
Environmental compliance plan expenditures	63.0	9.1	—	—	72.1
Total other purchase obligations and commitments	402.8	417.6	339.4	1,013.3	2,173.1
Total contractual obligations	657.1	694.1	345.4	3,583.5	5,280.1
Amounts recoverable through fuel adjustment clause (B)	(235.9)	(266.6)	(239.7)	(888.6)	(1,630.8)
Total contractual obligations, net	$421.2	$427.5	$105.7	$2,694.9	$3,649.3

(A)	Maturities of OG&E's long-term debt during the next five years consist of $250.1 million, $250.1 million, $0.1 million, $0.1 million and $0.1 million in 2018, 2019, 2020, 2021 and 2022, respectively.

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

Pension and Postretirement Benefit Plans

At December 31, 2017, 35.6 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income, other securities and U.S. Treasury notes and bonds as presented in Note 11 in "Item 8. Financial Statements and Supplementary Data."  During 2017, actual returns on the Pension Plan were $64.2 million, compared to expected return on plan assets of $32.8 million.  During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased.  Funding levels are dependent on returns on plan assets and future discount rates. OGE Energy made a $20.0 million contribution to its Pension Plan in both 2017 and 2016, of which four million is related to OG&E in 2017 compared to no contributions related to OG&E in 2016. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2018. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2017 and 2016. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheets as discussed in Note 1 in "Item 8. Financial Statements and Supplementary Data." The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2017	2016	2017	2016	2017	2016
Benefit obligations	$510.6	$500.5	$4.2	$4.0	$115.8	$166.4
Fair value of plan assets	477.2	457.3	—	—	45.2	47.8
Funded status at end of year	$(33.4)	$(43.2)	$(4.2)	$(4.0)	$(70.6)	$(118.6)

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long and short-term debt and funds received from OGE Energy (from proceeds from the sales of OGE Energy's common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities.  OG&E utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

At December 31, 2017, there were $112.5 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022.   On March 8, 2017, OG&E entered into a new $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings.  This bank facility can also be used as a letter of credit facility. There were no outstanding borrowings under this revolving credit agreement at December 31, 2017. At December 31, 2017, there was $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding commercial paper borrowings at December 31, 2017.  At December 31, 2017, OG&E had $449.7 million of net available liquidity under its revolving credit agreement. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 10 in "Item 8. Financial Statements and Supplementary Data" for further discussion.

Issuance of Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility and to fund ongoing capital expenditures and working capital.

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

On June 29, 2017, Moody's Investors Service revised the rating outlooks on OG&E from stable to negative. Moody's Investors Service indicated that the revised outlooks reflect the potential for a decline in financial metrics amidst some uncertainty over cost recovery and earned returns in Oklahoma. The revised outlooks did not trigger any collateral requirements or change fees under the revolving credit agreements.

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

Critical Accounting Policies and Estimates

The Financial Statements and Notes to Financial Statements contain information that is pertinent to Management's Discussion and Analysis.  In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, depreciable lives of property, plant and equipment, regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with OGE Energy's Audit Committee. OG&E discusses its significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 in "Item 8. Financial Statements and Supplementary Data."

Pension and Postretirement Benefit Plans

OGE Energy has a Pension Plan that covers a significant amount of OG&E's employees hired before December 1, 2009. Effective December 1, 2009, OGE Energy's Pension Plan is no longer being offered to employees hired on or after December 1, 2009.  OGE Energy also has defined benefit postretirement plans that cover a significant amount of its employees.  Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding.  Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The Pension Plan rate assumptions are shown in Note 11 in "Item 8. Financial Statements and Supplementary Data."  The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio.  The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid.  Funding levels are dependent on returns on plan assets and future discount rates.  Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan.  The following table indicates the sensitivity of OGE Energy's Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $6.4 million
Discount rate	+/- 0.25 percent	+/- $12.9 million
Contributions	+/- $10 million	+/- $10.0 million

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
On December 22, 2017, President Trump signed the 2017 Tax Act into law, significantly changing U.S. corporate income tax laws. The 2017 Tax Act reduces the corporate federal tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. See Note 7 in "Item 8. Financial Statements and Supplementary Data" for further discussion of the effects of the 2017 Tax Act.

Asset Retirement Obligations

OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 74 years.  The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

See Note 1 and Note 7 in "Item 8. Financial Statements and Supplementary Data" for further discussion of the 2017 Tax Act's impact on OG&E's regulatory assets and liabilities as of December 31, 2017.

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month.  As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month.  OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Operating Revenues on the Statements of Income based on estimates of usage and prices during the period. At December 31, 2017, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.5 million.  At December 31, 2017 and 2016, Accrued Unbilled Revenues were $66.5 million and $59.7 million, respectively.  The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2017, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.1 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in the Other Operation and Maintenance Expense on the Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million at both December 31, 2017 and 2016.

Accounting Pronouncements
See Note 2 in "Item 8. Financial Statements and Supplementary Data" for discussion of current accounting pronouncements that are applicable to OG&E.
Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.  See Note 12 in "Item 8. Financial Statements and Supplementary Data" and "Item 3. Legal Proceedings" for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2018 will be $189.2 million, of which $170.0 million is for capital expenditures. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2019 will be approximately $51.8 million, of which $35.2 million is for capital expenditures. The amounts above include capital expenditures for Dry Scrubbers and conversion of two coal-fueled units to natural gas.

Air

Federal Clean Air Act Overview

OG&E’s operations are subject to the Federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that OG&E obtain pre-

approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

Regional Haze Control Measures

The EPA's 2005 Regional Haze Rule is intended to protect visibility in certain national parks and wilderness areas throughout the U.S. that may be impacted by air pollutant emissions. On December 28, 2011, the EPA issued a final Regional Haze Rule for Oklahoma which adopted a FIP for SO2 emissions at Sooner Units 1 and 2 and Muskogee Units 4 and 5. The FIP compliance date is January 4, 2019 as a result of an appeal filed by OG&E and others.

OG&E's strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 13 in "Item 8. Financial Statements and Supplementary Data," the OCC has approved OG&E's decision to install Dry Scrubbers at the Sooner units. As of December 31, 2017, OG&E has invested $401.3 million in the Dry Scrubbers and $13.0 million in the Muskogee gas conversion.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the U.S. (including Oklahoma) to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of December 31, 2017, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and took effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E’s coal and gas facilities by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. Those petitions all are pending without any relevant substantive decisions by the authorities.

Due to the pending litigation and administrative proceedings, the ultimate timing and impact of the 2016 CSAPR update rule on our operations cannot be determined with certainty at this time. However, OG&E does not anticipate additional capital expenditures beyond what has already been disclosed and does not expect that the reduced emissions cap, if upheld, will have a material impact on OG&E's financial position, results of operations or cash flows.

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. OG&E believes that it complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E. Nonetheless, there is continuing litigation, to which OG&E is not a party, challenging whether the EPA had statutory authority to issue the MATS rule. OG&E cannot predict the outcome of this litigation or how it will affect OG&E.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of the end of 2017, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

The EPA proposed to designate part of Muskogee County in which OG&E's Muskogee Power Plant is located as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation is based on modeling that does not reflect the planned conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The State of Oklahoma's revised monitoring plan was approved by the EPA, and the required monitoring commenced at the beginning of 2017 and will continue through the end of 2019. Nonetheless, the EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being August 26, 2017, but a decision has yet to be reached. It is unclear what impact, if any, the consent decree deadline will have on the monitoring plan. At this time, OG&E cannot determine with any certainty whether the proposed designation of Muskogee County will cause a material impact to OG&E's financial results. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard.

On September 30, 2015, the EPA finalized a NAAQS for ozone at 70 ppb, which is more stringent than the previous standard of 75 ppb, set in 2008. In September 2016, Governor Mary Fallin submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. This recommendation is subject to approval by the EPA. In a letter to Oklahoma dated December 20, 2017, the EPA proposed to approve this recommendation.

OG&E is monitoring those processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

Climate Change and Greenhouse Gas Emissions
There is continuing discussion and evaluation of possible global climate change in certain regulatory and legislative arenas. The focus is generally on emissions of greenhouse gases, including CO2, sulfur hexafluoride and methane, and whether these emissions are contributing to the warming of the earth's atmosphere.  On June 1, 2017, President Trump announced that the U.S. will withdraw from the Paris Climate Accord and begin negotiations to re-enter the agreement with different terms. A new agreement may result in future additional emissions reductions in the U.S.; however, it is not possible to determine what the international legal standards for greenhouse gas emissions will be in the future and the extent to which these commitments will be implemented through the Clean Air Act or any other existing statutes and new legislation.

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

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. The EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. In addition, the EPA published an Advance Notice of Proposed Rulemaking seeking comments on regulatory options for replacing the Clean Power Plan. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in Note 13 in "Item 8. Financial Statements and Supplementary Data" under "Pending Regulatory Matters," OG&E's plan to comply with the EPA’s MATS rule and Regional Haze Rule FIP includes converting two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the provisions in the SIPs of 36 states (including Oklahoma) regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy. Although judicial challenges to the rule are ongoing, the Oklahoma Department of Environmental Quality submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. This rule has resulted in permit modifications for certain OG&E units. OG&E does not anticipate capital expenditures or a material impact to its financial position, results of operations or cash flows, as a result of adoption of this rule.

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed in mid to late 2018. More detail regarding the ECP can be found under the "Pending Regulatory Matters" section of Note 13 in "Item 8. Financial Statements and Supplementary Data."

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

On January 16, 2018, the EPA proposed to approve the application from the State of Oklahoma to administer the Coal Combustion Residual rule in lieu of the "self-implementing" oversight authorities under the EPA coal ash rule of 2015. Oklahoma has incorporated all of the required elements of the EPA Coal Combustion Residual rule into the state permit program. Upon final approval by the EPA, the state Coal Combustion Residual program will operate in lieu of the self-implementing governance as per the final, 2015 EPA coal ash rule.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts.  In 2017, OG&E obtained refunds of $2.1 million from the recycling of scrap metal, salvaged transformers and used transformer oil.  This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials.  Similar savings are anticipated in future years.

Water

OG&E's operations are subject to the Federal Clean Water Act and comparable state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and federal waters.
The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. OG&E submitted compliance plans to the State of Oklahoma in April 2015. On December 22, 2017, the Oklahoma Department of Environmental Quality issued a final permit for Muskogee Power Plant in compliance with the final 316(b) rule, which did not incur material cost. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation at other facilities following the future issuance of permits from the State of Oklahoma.

On September 30, 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology and performance based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule occurs between 2018 and 2023. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the State of Oklahoma.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 12 in "Item 8. Financial Statements and Supplementary Data."

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

Year Ended December 31 (Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total	12/31/17 Fair Value
Fixed-rate debt (A):
Principal amount	$250.1	$250.1	$0.1	$0.1	$0.1	$2,394.2	$2,894.7	$3,252.6
Weighted-average interest rate	6.35%	8.25%	3.77%	3.77%	3.77%	4.90%	5.31%
Variable-rate debt (B):
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—%	—%	—%	—%	—%	1.82%	1.82%

(A)
Prior to or when these debt obligations mature, OG&E may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8.  Financial Statements and Supplementary Data.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME

Year Ended December 31 (In millions)	2017	2016	2015
OPERATING REVENUES	$2,261.1	$2,259.2	$2,196.9
COST OF SALES	897.6	880.1	865.0
OPERATING EXPENSES
Other operation and maintenance	486.1	469.8	444.5
Depreciation and amortization	280.9	316.4	299.9
Taxes other than income	84.8	84.0	87.1
Total operating expenses	851.8	870.2	831.5
OPERATING INCOME	511.7	508.9	500.4
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	39.7	14.2	8.3
Other income	36.6	16.4	13.3
Other expense	(2.3)	(2.9)	(1.6)
Net other income	74.0	27.7	20.0
INTEREST EXPENSE
Interest on long-term debt	151.9	141.7	146.8
Allowance for borrowed funds used during construction	(18.0)	(7.5)	(4.2)
Interest on short-term debt and other interest charges	4.5	3.9	4.1
Interest expense	138.4	138.1	146.7
INCOME BEFORE TAXES	447.3	398.5	373.7
INCOME TAX EXPENSE	141.8	114.4	104.8
NET INCOME	$305.5	$284.1	$268.9
Other comprehensive income (loss), net of tax	—	—	—
COMPREHENSIVE INCOME	$305.5	$284.1	$268.9

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305.5	$284.1	$268.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	280.9	316.4	299.9
Deferred income taxes and investment tax credits, net	119.8	116.8	127.6
Allowance for equity funds used during construction	(39.7)	(14.2)	(8.3)
Stock-based compensation expense	3.1	2.3	2.6
Regulatory assets	3.7	(21.4)	(9.1)
Regulatory liabilities	(3.7)	(11.8)	(27.5)
Other assets	1.6	13.7	10.1
Other liabilities	(59.9)	(20.1)	22.2
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(22.2)	(6.1)	17.7
Fuel, materials and supplies inventories	(5.0)	32.5	(56.2)
Fuel recoveries	53.0	(112.6)	129.6
Other current assets	29.7	(26.7)	(16.0)
Accounts payable	22.5	(29.8)	22.3
Income taxes payable - parent	92.0	(3.1)	(16.7)
Other current liabilities	(65.6)	52.9	3.4
Net cash provided from operating activities	715.7	572.9	770.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(824.1)	(660.1)	(551.6)
Proceeds from sale of assets	0.7	0.9	2.6
Net cash used in investing activities	(823.4)	(659.2)	(549.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	592.1	—	—
Changes in advances with parent	(189.3)	351.5	(101.3)
Payment of long-term debt	(125.1)	(110.2)	(0.2)
Dividends paid on common stock	(170.0)	(155.0)	(120.0)
Net cash provided from (used in) financing activities	107.7	86.3	(221.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2017	2016
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.5 and $1.5, respectively	$188.5	$173.0
Accrued unbilled revenues	66.5	59.7
Advances to parent	112.5	—
Fuel inventories	84.3	79.8
Materials and supplies, at average cost	80.8	80.3
Fuel clause under recoveries	—	51.3
Other	48.6	78.3
Total current assets	581.2	522.4
OTHER PROPERTY AND INVESTMENTS	5.9	6.6
PROPERTY, PLANT AND EQUIPMENT
In service	11,035.1	10,572.3
Construction work in progress	867.5	495.1
Total property, plant and equipment	11,902.6	11,067.4
Less accumulated depreciation	3,568.8	3,385.6
Net property, plant and equipment	8,333.8	7,681.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	283.0	404.8
Other	51.7	53.8
Total deferred charges and other assets	334.7	458.6
TOTAL ASSETS	$9,255.6	$8,669.4

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2017	2016
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable - affiliates	$0.1	$0.1
Accounts payable - other	216.7	196.3
Advances from parent	—	49.9
Customer deposits	80.7	77.7
Accrued taxes	41.5	40.8
Accrued interest	44.0	40.2
Accrued compensation	25.6	31.3
Long-term debt due within one year	249.8	125.0
Fuel clause over recoveries	1.7	—
Other	28.5	95.8
Total current liabilities	688.6	657.1
LONG-TERM DEBT	2,749.6	2,405.8
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	110.3	167.7
Deferred income taxes	832.2	1,752.3
Regulatory liabilities	1,283.4	299.7
Other	135.8	134.7
Total deferred credits and other liabilities	2,361.7	2,354.4
Total liabilities	5,799.9	5,417.3
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,027.2	1,024.1
Retained earnings	2,428.5	2,228.0
Total stockholder's equity	3,455.7	3,252.1
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,255.6	$8,669.4

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions)		2017	2016
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		926.3	923.2
Retained earnings		2,428.5	2,228.0
Total stockholder's equity		3,455.7	3,252.1

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
6.50%	Senior Notes, Series Due July 15, 2017	—	125.0
6.35%	Senior Notes, Series Due September 1, 2018	250.0	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	—
3.85%	Senior Notes, Series Due August 15, 2047	300.0	—
3.70%	Tinker Debt, Due August 31, 2062	9.7	9.9

Other Bonds
0.65% - 1.86%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
0.65% - 1.80%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
0.66% - 1.80%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(20.8)	(15.2)
Unamortized discount		(9.9)	(9.3)
Total long-term debt		2,999.4	2,530.8
Less: long-term debt due within one year		(249.8)	(125.0)
Total long-term debt (excluding debt due within one year)		2,749.6	2,405.8
Total capitalization (including long-term debt due within one year)		$6,455.1	$5,782.9

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2014	40.4	$100.9	$918.3	$1,985.0	$3,004.2
Net income	—	—	—	268.9	268.9
Dividends declared on common stock	—	—	—	(120.0)	(120.0)
Stock-based compensation	—	—	2.6	—	2.6
Balance at December 31, 2015	40.4	$100.9	$920.9	$2,133.9	$3,155.7
Net income	—	—	—	284.1	284.1
Dividends declared on common stock	—	—	—	(190.0)	(190.0)
Stock-based compensation	—	—	2.3	—	2.3
Balance at December 31, 2016	40.4	$100.9	$923.2	$2,228.0	$3,252.1
Net income	—	—	—	305.5	305.5
Dividends declared on common stock	—	—	—	(105.0)	(105.0)
Stock-based compensation	—	—	3.1	—	3.1
Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization
OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, an energy and energy services provider offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S.

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

The following table is a summary of OG&E's regulatory assets and liabilities:

December 31 (In millions)	2017	2016
Regulatory Assets
Current:
Oklahoma demand program rider under recovery (A)	$31.6	$51.0
SPP cost tracker under recovery (A)	7.7	10.0
Fuel clause under recoveries	—	51.3
Other (A)	1.5	9.5
Total current regulatory assets	$40.8	$121.8
Non-current:
Benefit obligations regulatory asset	$177.2	$232.6
Deferred storm expenses	42.2	35.7
Smart Grid	32.8	43.2
Unamortized loss on reacquired debt	12.3	13.4
Income taxes recoverable from customers, net	—	62.3
Other	18.5	17.6
Total non-current regulatory assets	$283.0	$404.8
Regulatory Liabilities
Current:
Fuel clause over recoveries	$1.7	$—
Other (B)	2.2	12.3
Total current regulatory liabilities	$3.9	$12.3
Non-current:
Income taxes refundable to customers, net	$955.5	$—
Accrued removal obligations, net	288.4	262.8
Pension tracker	32.3	35.5
Other	7.2	1.4
Total non-current regulatory liabilities	$1,283.4	$299.7

(A)	Included in Other Current Assets on the Balance Sheets.

(B)	Included in Other Current Liabilities on the Balance Sheets.

OG&E recovers program costs related to the Demand and Energy Efficiency Program. An extension of the demand program rider was approved in January 2016, which allows for the recovery through December 2018 of (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments.

OG&E recovers certain SPP costs related to base plan charges from its customers and refunds certain SPP revenues received to its customers in Oklahoma through the SPP cost tracker.

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

The following table is a summary of the components of the benefit obligations regulatory asset:

December 31 (In millions)	2017	2016
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$172.4	$199.9
Postretirement Benefit Plans:
Net loss	33.6	32.7
Prior service cost	(28.8)	—
Total	$177.2	$232.6

The following amounts in the benefit obligations regulatory asset at December 31, 2017 are expected to be recognized as components of net periodic benefit cost in 2018:

(In millions)
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$12.5
Postretirement Benefit Plans:
Net loss	4.0
Prior service cost	(6.1)
Total	$10.4

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers any additional expenses incurred over $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

OG&E previously recovered the cost of system-wide deployment of smart grid technology and implementing the smart grid pilot program through a rider. Costs not included in the rider are the incremental costs for web portal access, education and home energy reports, which are capped at $6.9 million, and the stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters. These incremental and stranded costs were accumulated during the smart grid deployment and have been included in the Smart Grid asset in the regulatory assets and liabilities table above. As approved in the recent Oklahoma rate case effective May 1, 2017, these costs are now being recovered over a six year period.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt.  These amounts are recorded in interest expenses and are being amortized over the term of the long-term debt which replaced the previous long-term debt.  The unamortized loss on reacquired debt is recovered as a part of OG&E's cost of capital.

Income taxes refundable to customers, net, represent the reduction in accumulated deferred income taxes resulting from the reduction in the federal income tax rate, as part of the 2017 Tax Act.  These amounts will be returned to customers in varying amounts over approximately 80 years.  Currently, those amounts are shown net of income taxes recoverable from customers, which represents income tax benefits previously used to reduce OG&E's revenues, are treated as regulatory assets and are being amortized over the estimated remaining life of the assets to which they relate.  These amounts are being recovered in rates as the temporary differences that generated the income tax benefit turn around.

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

Use of Estimates
In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period.  Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements.  However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates.  In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, depreciable lives of property, plant and equipment, regulatory assets and liabilities and unbilled revenues.

Cash and Cash Equivalents

For purposes of the Financial Statements, OG&E considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  These investments are carried at cost, which approximates fair value.

Allowance for Uncollectible Accounts Receivable
Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off.  To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized.  Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in the Other Operation and Maintenance Expense on the Statements of Income. The allowance for uncollectible accounts receivable was $1.5 million at both December 31, 2017 and 2016.
New business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed.  New residential customers whose outside credit scores indicate an elevated risk are required to provide a security deposit that is refunded based on customer protection rules defined by the OCC and the APSC.  The payment behavior of all existing customers is continuously monitored, and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil.  OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles.  The amount of fuel inventory was $84.3 million and $82.4 million at December 31, 2017 and 2016, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 Bcf of cushion gas owned by OG&E and stored on the Enable system is being directed to OG&E's power plants over a five-year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. In 2014, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Other Deferred Assets, representing natural gas in storage that will be removed from storage over four years. As of December 31, 2017, the remaining balance of cushion gas of $2.8 million is included in Fuel Inventories.

Property, Plant and Equipment

All property, plant and equipment is recorded at cost.  Newly constructed plant is added to plant balances at cost which includes contracted services, direct labor, materials, overhead, transportation costs and the allowance for funds used during construction.  Replacements of units of property are capitalized as plant.  For assets that belong to a common plant account, the replaced plant is removed from plant balances, and the cost of such property is charged to Accumulated Depreciation.  For assets that do not belong to a common plant account, the replaced plant is removed from plant balances with the related accumulated depreciation, and the remaining balance net of any salvage proceeds is recorded as a loss in the Statements of Income as Other Expense.  Repair and replacement of minor items of property are included in the Statements of Income as Other Operation and Maintenance Expense.

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

December 31, 2017 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$226.8	$71.4	$155.4
Redbud Plant (A)(B)	51%	$496.6	$136.0	$360.6

(A)	Construction work in progress was $0.4 million and $7.8 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $50.8 million.

December 31, 2016 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$234.2	$72.3	$161.9
Redbud Plant (A)(B)	51%	$489.0	$121.0	$368.0

(A)	Construction work in progress was $0.2 million and $1.8 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $45.3 million.

OG&E's property, plant and equipment and related accumulated depreciation are divided into the following major classes:

December 31, 2017 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$4,057.1	$1,259.1	$2,798.0
Electric generation assets (A)	4,475.0	1,493.5	2,981.5
Transmission assets (B)	2,767.7	506.5	2,261.2
Intangible plant	181.8	135.8	46.0
Other property and equipment	421.0	173.9	247.1
Total property, plant and equipment	$11,902.6	$3,568.8	$8,333.8

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $50.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.6 million.

December 31, 2016 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$3,896.2	$1,221.5	$2,674.7
Electric generation assets (A)	4,155.9	1,493.3	2,662.6
Transmission assets (B)	2,548.8	481.3	2,067.5
Intangible plant	85.0	43.9	41.1
Other property and equipment	381.5	145.6	235.9
Total property, plant and equipment	$11,067.4	$3,385.6	$7,681.8

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $45.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.6 million.

OG&E's unamortized computer software costs, included in intangible plant above, were $37.5 million and $36.5 million at December 31, 2017 and 2016, respectively. In 2017, 2016 and 2015, amortization expense for computer software costs was $8.8 million, $8.0 million and $6.9 million, respectively.

Depreciation and Amortization

The provision for depreciation, which was 2.5 percent and 3.0 percent of the average depreciable utility plant for 2017 and 2016, respectively, is calculated using the straight-line method over the estimated service life of the utility assets.  Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2018, the provision for depreciation is projected to be 2.7 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2017, 98.6 percent will be amortized over 10.4 years with the remaining 1.4 percent of the intangible plant balance at December 31, 2017 being amortized over 23.7 years.

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

OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from three to 74 years.

The following table summarizes changes to OG&E's asset retirement obligations during the years ended December 31, 2017 and 2016.

(In millions)	2017	2016
Balance at January 1	$69.6	$63.3
Accretion expense	3.1	2.8
Revisions in estimated cash flows (A)	2.4	3.6
Liabilities settled	—	(0.1)
Balance at December 31	$75.1	$69.6

(A)	Assumptions changed related to the estimated timing of asbestos abatement and estimated cost of ash pond removal at two of OG&E's generating facilities.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to net Other Income and a reduction to Interest Expense in the Statements of Income and as an increase to Construction Work in Progress in the Balance Sheets.  Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds.  Allowance for funds used during construction rates, compounded semi-annually, were 8.2 percent, 8.2 percent and 8.1 percent for the years ended December 31, 2017, 2016 and 2015, respectively.

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

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. The SPP has implemented FERC-approved regional day-ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively, the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned- and contracted-generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Operating Revenues or Cost of Sales in the Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

On December 22, 2017, President Trump signed the 2017 Tax Act into law, significantly changing U.S. corporate income tax laws. The 2017 Tax Act reduces the corporate federal tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. See Note 7 for further discussion of the effects of the 2017 Tax Act.

Accrued Vacation

OG&E accrues vacation pay monthly by establishing a liability for vacation earned. Vacation may be taken as earned and is charged against the liability. At the end of each year, the liability represents the amount of vacation earned but not taken.

Environmental Costs

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations.  Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods.  Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology.  Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed.  For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost.  OG&E had $17.1 million and $13.9 million in accrued environmental liabilities at December 31, 2017 and 2016, respectively, which are included in OG&E's asset retirement obligations.

2.	Accounting Pronouncements

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 2017. OG&E has assessed the effect of this new guidance on its tariff-based sales, bundled arrangements and alternative revenue programs and is not aware of any issues that would have a material impact on the timing of revenue recognition. The new standard will not have a material impact on OG&E's results of operations and financial position but will change the income statement presentation of revenues and require new disclosures. OG&E adopted the new standard beginning in the first quarter of 2018 utilizing the modified retrospective transition method.

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. OG&E has started evaluating its current lease contracts. OG&E has not quantified the impact on its Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases." Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December 2018. OG&E intends to elect this practical expedient during its adoption of Topic 842.

Employee Share-based Payment Accounting. In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends ASC Topic 718, "Compensation - Stock Compensation." ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. OG&E adopted this standard in the first quarter of 2017.

The new guidance, among other requirements, requires the following.

•
All of the tax effects related to share-based payments at settlement (or expiration) should be recorded through the income statement. Previously, tax benefits in excess of compensation cost, or windfalls, were recorded in equity, and tax deficiencies, or shortfalls, were recorded in equity to the extent of previous windfalls and then to the income statement. Under the new guidance, the windfall tax benefit is recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. Excess tax benefits are to be reported as operating activities on the statement of cash flows, which is a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. Going forward, tax benefits in excess of compensation cost previously recorded in equity will be recorded within the income statement, and the related cash impact will be recorded as an operating activity within the statement of cash flows.

•
Employee taxes paid when an employer withholds shares for tax-withholding purposes should be classified as a financing activity in the statement of cash flows, and this change should be applied retrospectively. Going forward, shares withheld for employee taxes will be classified as a financing activity within the statement of cash flows.

•
A policy election between recognizing forfeited awards as they occur or estimating the number of awards expected to be forfeited should be made and disclosed. OG&E will continue to estimate forfeitures in accounting for stock-based compensation.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In May 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new guidance is designed to improve the reporting of pension and other postretirement benefit costs by bifurcating the components of net benefit expense between those that are attributed to compensation for service and those that are not.  The service cost component of benefit expense will continue to be presented within operating income, but entities will now be required to present the other components of benefit expense as non-operating within the income statement.  Additionally, the new guidance only permits the capitalization of the service cost component of net benefit expense. The accounting change is required to be applied on a retrospective basis for the presentation of components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit costs.  The new guidance is effective for annual periods beginning after December 2017, including interim periods within those annual periods. Early adoption is permitted, subject to certain conditions. OG&E believes that the impact of the change in capitalization of only the service cost component of net periodic benefit costs will be immaterial from current practice.  OG&E adopted the new guidance beginning in the first quarter of 2018.

3.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $134.4 million, $131.5 million and $123.0 million in 2017, 2016 and 2015, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such.  Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

OG&E entered into a contract with Enable to provide transportation services effective May 1, 2014. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. In 2016, OG&E entered into an additional gas transportation services contract with Enable which will be effective upon the conversion of units 4 and 5 at Muskogee from coal to gas. The following table summarizes related party transactions between OG&E and Enable during the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31 (In millions)	2017	2016	2015
Operating revenues:
Electricity to power electric compression assets	$14.0	$11.5	$13.8
Cost of sales:
Natural gas transportation services	$35.0	$35.0	$35.0
Natural gas purchases (sales)	(2.1)	11.2	7.6

In 2017, 2016 and 2015, OG&E declared dividends to OGE Energy of $105.0 million, $190.0 million and $120.0 million, respectively.

4.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at December 31, 2017 and 2016.

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt whose fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at December 31, 2017 and 2016.

Year Ended December 31 (In millions)	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$2,854.3	$3,242.8	$2,385.5	$2,657.2
Industrial Authority Bonds	135.4	135.4	135.4	135.4
Tinker Debt	9.7	9.8	9.9	11.3

5.	Stock-Based Compensation

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2017, 2016 and 2015 related to performance units and restricted stock for OG&E employees.

Year Ended December 31 (In millions)	2017	2016	2015
Performance units:
Total shareholder return	$2.5	$2.1	$2.4
Earnings per share	0.5	0.1	0.4
Total performance units	3.0	2.2	2.8
Restricted stock	—	—	0.1
Net compensation expense	$3.0	$2.2	$2.9
Income tax benefit	$1.2	$0.9	$1.1

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units.  In 2017, 2016 and 2015, there were 965 shares, 1,131 shares and 18,820 shares, respectively, of new common stock issued to OG&E's employees pursuant to OGE Energy's Stock Incentive Plan related to restricted stock grants (net of forfeitures) and payouts of earned performance units. In 2017, there were 146 shares of restricted stock returned to OGE Energy to satisfy tax liabilities.

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

The performance units granted based on total shareholder return are contingently awarded and will be payable in shares of OGE Energy's common stock subject to the condition that the number of performance units, if any, earned by the employees upon the expiration of a primarily three-year award cycle (i.e., three-year cliff vesting period) is dependent on OGE Energy's total shareholder return ranking relative to a peer group of companies.  The performance units granted based on earnings per share are contingently awarded and will be payable in shares of OGE Energy's common stock based on OGE Energy's earnings per share growth over a primarily three-year award cycle (i.e., three-year cliff vesting period) compared to a target set at the time of the grant by the Compensation Committee of OGE Energy's Board of Directors. All of these performance units are classified as equity in OGE Energy's Consolidated Balance Sheets.  If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the Compensation Committee of OGE Energy's Board of Directors. Payouts, if any, are all made in common stock and are considered made when the payout is approved by the Compensation Committee.

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units.  Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the primarily three-year award cycle regardless of whether performance units are awarded at the end of the award cycle.  Dividends were not accrued or paid for awards prior to February 2014 and were therefore not included in the fair value calculation. Beginning with the February 2014 performance unit awards, dividends are accrued on a quarterly basis pending achievement of payout criteria and were therefore included in the fair value calculations.  Expected price volatility is based on the historical volatility of OGE Energy's common stock for the past three years and was simulated using the Geometric Brownian Motion process.  The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the units is based on the non-vested period since inception of the award cycle.  There are no post-vesting restrictions related to OGE Energy's performance units based on total shareholder return.  The number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return are shown in the following table.

	2017	2016	2015
Number of units granted to OG&E employees	85,501	105,076	90,098
Fair value of units granted	$41.76	$20.84	$31.02
Expected dividend yield	3.8%	3.5%	2.6%
Expected price volatility	19.8%	19.8%	16.9%
Risk-free interest rate	1.46%	0.88%	0.91%
Expected life of units (in years)	2.86	2.85	2.85

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

	2017	2016	2015
Number of units granted to OG&E employees	28,499	35,025	30,034
Fair value of units granted	$34.83	$26.59	$33.99

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

The fair value of the restricted stock was based on the closing market price of OGE Energy's common stock on the grant date. Compensation expense for the restricted stock is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a primarily three-year vesting period. Also, OG&E treats its restricted stock as multiple separate awards by recording compensation expense separately for each tranche whereby a substantial portion of the expense is recognized in the earlier years in the requisite service period. Dividends are accrued and paid during the vesting period on restricted stock granted prior to July 2014; therefore, dividends are included in the fair value calculation for such restricted stock granted prior to July 2014.

For restricted stock granted after July 2014, dividends will only be paid on restricted stock awards that vest. Accordingly, for restricted stock granted after July 2014, only the present value of dividends expected to vest are included in the fair value calculations. The expected life of the restricted stock is based on the non-vested period since inception of the primarily three-year award cycle.  There are no post-vesting restrictions related to OGE Energy's restricted stock.   There were no restricted stock grants during 2017, 2016 or 2015.

A summary of the activity for OGE Energy's performance units and restricted stock applicable to OG&E's employees at December 31, 2017 and changes in 2017 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/16	236,581			78,864			1,796
Granted	85,501	(A)		28,499	(A)		—
Converted	(57,484)	(B)	$—	(19,164)	(B)	$—	N/A
Vested	N/A			N/A			(1,796)	$0.1
Forfeited	(7,805)			(2,602)			—
Employee migration	(4,543)	(C)		(1,514)	(C)		625
Units/shares outstanding at 12/31/17	252,250		$0.9	84,083		$2.5	625	$—
Units/shares fully vested at 12/31/17	73,092		$—	24,366		$0.4

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2016 which were settled in February 2017.

(C)	Due to certain employees transferring between OG&E and OGE Energy.

A summary of the activity for OGE Energy's non-vested performance units and restricted stock applicable to OG&E's employees at December 31, 2017 and changes in 2017 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/16	179,097		$25.12	59,700		$29.70	1,796	$35.45
Granted	85,501	(A)	$41.76	28,499	(A)	$34.83	—	$—
Vested	(73,092)		$31.02	(24,366)		$33.99	(1,796)	$35.38
Forfeited	(7,805)		$31.52	(2,602)		$31.20	—	$—
Employee migration	(4,543)	(B)	$29.84	(1,514)	(B)	$31.09	625	$31.92
Units/shares non-vested at 12/31/17	179,158		$30.26	59,717		$30.30	625	$31.92
Units/shares expected to vest	172,618	(C)		57,592	(C)		625

(A)
For performance units, this represents the target number of performance units granted.  Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	Due to certain employees transferring between OG&E and OGE Energy.

(C)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $0.9 million and $2.0 million, respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of OG&E's fair value for its vested performance units and restricted stock is shown in the following table.

Year Ended December 31 (In millions)	2017	2016	2015
Performance units:
Total shareholder return	$2.3	$2.0	$2.1
Earnings per share	0.4	—	—
Restricted stock	0.1	0.1	0.1

Unrecognized Compensation Cost

A summary of OG&E's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2017	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units:
Total shareholder return	$2.9	1.77
Earnings per share	0.9	1.68
Total performance units	3.8
Restricted stock	—	1.58
Total	$3.8

6.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments.  Cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds are also disclosed in the table.

Year Ended December 31 (In millions)	2017	2016	2015
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$2.6	$39.5	$2.3
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized) (A)	$133.1	$138.3	$143.6
Income taxes (net of income tax refunds)	(71.5)	—	(6.2)

(A)	Net of interest capitalized of $18.0 million, $7.5 million and $4.2 million in 2017, 2016 and 2015, respectively.

7.	Income Taxes

2017 Tax Act

On December 22, 2017, President Trump signed the 2017 Tax Act into law, significantly changing U.S. corporate income tax laws. The 2017 Tax Act reduces the corporate federal tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

Among other things, the 2017 Tax Act repeals the alternative minimum tax regime for tax years beginning after December 31, 2017. For tax years beginning in 2018, 2019 and 2020, the alternative minimum tax credit carryforward can be utilized to offset regular tax with any remaining alternative minimum tax carryforwards eligible for a refund of 50 percent. Any remaining alternative minimum tax credit carryforwards will become fully refundable beginning in the 2021 tax year.  The 2017 Tax Act also limits a taxpayer’s ability to utilize net operating loss carryforwards to 80 percent of taxable income.  Additionally, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited.  Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two year carryback and 20 year carryforward period.  The 2017 Tax Act allows companies to expense 100 percent of the cost of qualified property placed in service after September 27, 2017 and before January 1, 2023 (an additional year is provided for certain property with longer production periods).  The 100 percent expense provision is phased down by 20 percent per calendar year beginning in 2023 (i.e., 80 percent, 60 percent, 40 percent and 20 percent for calendar years 2023 through 2026, respectively), with normal depreciation rules applicable after that.  The phase out begins in 2024 for certain property with longer production periods.  Companies can elect not to immediately expense qualified assets.  The 2017 Tax Act limits deductions for net interest expense to 30 percent of adjusted taxable income.  The 2017 Tax Act repeals deductions for qualified domestic production activities, entertainment, amusement or recreation expenses, membership dues for clubs and expenses incurred for the use of facilities in connection with these items.  The 2017 Tax Act retains the $1 million limitation on deductible compensation to covered employees.  However, it eliminates the current exception for performance-based compensation and expands the definition of covered employees to include the chief financial officer.  The new executive compensation limitations are effective in 2018, with certain transition rules.

During 2017, OGE Energy fully utilized all remaining federal net operating losses and alternative minimum tax credits. Changes made by the 2017 Tax Act related to alternative minimum tax and net operating loss utilization are not expected to have a material impact on OGE Energy in the future. For regulated entities, such as OG&E, provisions in the 2017 Tax Act provide for unrestricted deduction of interest expense in lieu of full expensing of qualified property. OGE Energy will see some impact from other provisions related to non-deductible expenses, but those items are not expected to be material with respect to 2018.

ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled.  Therefore, at December 31, 2017, OG&E remeasured deferred taxes based upon the new 21 percent tax rate.  For entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, those entities are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates.

As a result of remeasuring existing deferred taxes at the lower 21 percent tax rate, OG&E reduced net deferred income tax liabilities and increased regulatory liabilities, net by $1.038 billion.

Staff Accounting Bulletin No. 118

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. OG&E has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its Financial Statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions OG&E has made, additional regulatory guidance that may be issued and actions OG&E may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded to adjust the initial recognition of tax reform in the quarter of 2018 when the analysis is complete.

The items comprising income tax (benefit) expense are as follows:

Year Ended December 31 (In millions)	2017	2016	2015
Provision (benefit) for current income taxes:
Federal	$26.3	$2.9	$(17.5)
State	(4.3)	(5.3)	(5.3)
Total provision (benefit) for current income taxes	22.0	(2.4)	(22.8)
Provision for deferred income taxes, net:
Federal	100.0	99.8	117.0
State	19.9	17.2	11.3
Total provision for deferred income taxes, net	119.9	117.0	128.3
Deferred federal investment tax credits, net	(0.1)	(0.2)	(0.7)
Total income tax expense	$141.8	$114.4	$104.8

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

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year Ended December 31	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.2	1.8	0.5
Amortization of net unfunded deferred taxes	0.9	0.8	0.9
Federal renewable energy credit (A)	(6.1)	(8.2)	(8.8)
Other	(0.3)	0.1	(0.1)
Uncertain tax positions	—	0.1	0.7
Federal investment tax credits, net	—	(0.9)	(0.2)
Effective income tax rate	31.7%	28.7%	28.0%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Deferred Income Taxes at December 31, 2017 and 2016 were as follows:

December 31 (In millions)	2017	2016
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,449.6	$2,101.4
OG&E Pension Plan	28.4	48.0
Regulatory asset	18.9	34.4
Bond redemption-unamortized costs	2.6	4.3
Income taxes (recoverable from) refundable to customers, net	(244.3)	24.1
Federal tax credits	(218.3)	(209.3)
State tax credits	(129.2)	(102.6)
Asset retirement obligations	(19.2)	(24.5)
Postretirement medical and life insurance benefits	(17.4)	(34.3)
Regulatory liabilities	(16.8)	(34.6)
Net operating losses	(11.2)	(26.1)
Other	(4.8)	(16.7)
Accrued liabilities	(3.8)	(8.0)
Accrued vacation	(1.4)	(2.4)
Deferred federal investment tax credits	(0.5)	(0.8)
Uncollectible accounts	(0.4)	(0.6)
Total deferred income tax liabilities, net	$832.2	$1,752.3
As of December 31, 2017, OG&E has classified $16.4 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation from this amount.

Following is a reconciliation of OG&E’s total gross unrecognized tax benefits as of the years ended December 31, 2017, 2016 and 2015.

(In millions)	2017	2016	2015
Balance at January 1	$20.7	$20.2	$16.1
Tax positions related to current year:
Additions	—	0.5	4.1
Balance at December 31	$20.7	$20.7	$20.2

As of December 31, 2017, 2016 and 2015, there were $16.4 million, $13.5 million and $13.2 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, OG&E classifies income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2017, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.

OG&E sustained federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. As a result, OG&E had accrued federal and state income tax benefits carrying into 2017. During 2017, the remaining federal net operating loss was utilized. State operating losses are being carried forward for utilization in future years. In addition to the tax operating losses, OG&E was unable to utilize the various tax credits that were generated during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, OG&E anticipates future taxable income will be sufficient to utilize remaining losses and credits before they begin to expire. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State operating loss	$250.5	$11.2	2030
Federal tax credits	218.3	218.3	2029
State tax credits:
Oklahoma investment tax credits	128.2	101.3	N/A
Oklahoma capital investment board credits	8.5	8.5	N/A
Oklahoma zero emission tax credits	24.1	19.4	2020

8.	Common Stock and Cumulative Preferred Stock

There were no new shares of common stock issued in 2017, 2016 or 2015.

9.	Long-Term Debt

A summary of OG&E's long-term debt is included in the Statements of Capitalization. At December 31, 2017, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day.  The bonds, which can be tendered at the option of the holder during the next 12 months, are as follows:

SERIES			DATE DUE	AMOUNT
				(In millions)
0.65%	-	1.86%	Garfield Industrial Authority, January 1, 2025	$47.0
0.65%	-	1.80%	Muskogee Industrial Authority, January 1, 2025	32.4
0.66%	-	1.80%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Long-Term Debt Maturities

Maturities of OG&E's long-term debt during the next five years consist of $250.1 million, $250.1 million, $0.1 million, $0.1 million and $0.1 million in 2018, 2019, 2020, 2021 and 2022, respectively.

OG&E has previously incurred costs related to debt refinancing.  Unamortized loss on reacquired debt is classified as a Non-Current Regulatory Asset. Unamortized debt expense and unamortized premium and discount on long-term debt are classified as Long-Term Debt in the Balance Sheets and are being amortized over the life of the respective debt.

Issuance of Long-Term Debt

In March 2017, OG&E issued $300.0 million of 4.15 percent senior notes due April 1, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility, to fund the payment of OG&E's $125.0 million of 6.5 percent senior notes that matured on July 15, 2017 and to fund ongoing capital expenditures and working capital.

In August 2017, OG&E issued $300.0 million of 3.85 percent senior notes due August 15, 2047. The proceeds from the issuance were used for general corporate purposes, including to repay short-term debt, to repay borrowings under the revolving credit facility and to fund ongoing capital expenditures and working capital.

10.	Short-Term Debt and Credit Facility

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

At December 31, 2017, there were $112.5 million in advances to OGE Energy compared to $49.9 million in advances from OGE Energy at December 31, 2016. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount.  This agreement has a termination date of March 8, 2022. At December 31, 2017, there were no intercompany borrowings under this agreement. At December 31, 2017, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent.  There were no outstanding commercial paper borrowings at December 31, 2017.

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

11.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

It is OGE Energy's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy's actuarial consultants.  Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  OGE Energy made a $20.0 million contribution to its Pension Plan in both 2017 and 2016, of which $4.0 million is related to OG&E in 2017 compared to no contributions related to OG&E in 2016. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2018. Any contribution to the Pension Plan during 2018 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization’s net periodic pension cost. During 2017 and 2015, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, OG&E recorded pension settlement charges of $11.7 million in the fourth quarter of 2017 and $14.2 million during 2015, of which $10.8 million and $12.5 million, respectively, related to OG&E's Oklahoma jurisdiction and has been included in the Pension tracker. The pension settlement charges did not increase OG&E's total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods. During the quarter ended June 30, 2016, OG&E experienced a settlement of its non-qualified Restoration of Retirement Income Plan. As a result, OG&E recorded pension settlement charges of $0.4 million during 2016, of which $0.4 million related to OG&E's Oklahoma jurisdiction and has been included in the Pension tracker.

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

Obligations and Funded Status

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2017 and 2016. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheets as discussed in Note 1.  The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods. OG&E's portion of the benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OG&E's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2017 was $469.0 million and $3.9 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2016 was $458.1 million and $3.4 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Balance Sheets are as follows:

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2017	2016	2017	2016	2017	2016
Change in benefit obligation
Beginning obligations	$500.5	$514.4	$4.0	$2.7	$166.4	$176.1
Service cost	10.1	10.3	0.1	0.1	0.4	0.6
Interest cost	19.5	19.2	0.2	0.1	5.6	7.4
Plan settlements	(35.2)	—	—	(1.0)	(21.1)	—
Plan amendments	—	—	—	—	(29.4)	—
Participants' contributions	—	—	—	—	2.7	2.9
Actuarial losses (gains)	28.8	1.2	0.1	2.1	4.6	(7.2)
Benefits paid	(13.1)	(44.6)	(0.2)	—	(13.4)	(13.4)
Ending obligations	$510.6	$500.5	$4.2	$4.0	$115.8	$166.4

Change in plans' assets
Beginning fair value	$457.3	$464.2	$—	$—	$47.8	$50.0
Actual return on plans' assets	64.2	37.7	—	—	2.5	1.8
Employer contributions	4.0	—	0.2	1.0	26.7	6.5
Plan settlements	(35.2)	—	—	(1.0)	(21.1)	—
Participants' contributions	—	—	—	—	2.7	2.9
Benefits paid	(13.1)	(44.6)	(0.2)	—	(13.4)	(13.4)
Ending fair value	$477.2	$457.3	$—	$—	$45.2	$47.8
Funded status at end of year	$(33.4)	$(43.2)	$(4.2)	$(4.0)	$(70.6)	$(118.6)

Net Periodic Benefit Cost

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$10.1	$10.3	$10.3	$0.1	$0.1	$0.1	$0.4	$0.6	$1.0
Interest cost	19.5	19.2	19.8	0.2	0.1	0.1	5.6	7.4	7.9
Expected return on plan assets	(32.8)	(33.1)	(36.5)	—	—	—	(2.0)	(2.1)	(2.2)
Amortization of net loss	13.0	12.4	13.8	0.4	0.1	0.1	1.9	2.5	11.9
Amortization of unrecognized prior service cost (A)	—	—	0.5	—	—	—	(2.5)	(6.1)	(13.6)
Settlement	11.7	—	14.2	—	0.4	—	0.4	—	—
Net periodic benefit cost (B)	$21.5	$8.8	$22.1	$0.7	$0.7	$0.3	$3.8	$2.3	$5.0

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $26.0 million, $11.8 million and $27.4 million of net periodic benefit cost recognized in 2017, 2016 and 2015, respectively, OG&E recognized the following:

•
a change in pension expense in 2017, 2016 and 2015 of $(2.3) million, $9.9 million and $(3.1) million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2017, 2016 and 2015 of $6.2 million, $7.9 million and $5.8 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•
a deferral of pension expense in 2017, 2016 and 2015 of $0.9 million, $0.1 million and $1.9 million related to the Arkansas jurisdictional portion of the pension settlement charge of $11.7 million, $0.4 million and $14.2 million, respectively.

(In millions)	2017	2016	2015
Capitalized portion of net periodic pension benefit cost	$3.4	$2.9	$2.6
Capitalized portion of net periodic postretirement benefit cost	1.1	0.8	1.6

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2017	2016	2015	2017	2016	2015
Discount rate	3.60%	4.00%	4.00%	3.70%	4.20%	4.25%
Rate of return on plans' assets	7.50%	7.50%	7.50%	4.00%	4.00%	4.00%
Compensation increases	4.20%	4.20%	4.20%	N/A	N/A	N/A
Assumed health care cost trend:
Initial trend	N/A	N/A	N/A	7.50%	6.75%	6.10%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Ultimate trend year	N/A	N/A	N/A	2030	2026	2026
N/A - not applicable

The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. The discount rate used to determine net benefit cost for the current year is the same discount rate used to determine the benefit obligation as of the previous year's balance sheet date.

The overall expected rate of return on plan assets assumption was 7.50 percent in both 2017 and 2016, which was used in determining net periodic benefit cost due to recent returns on OGE Energy's long-term investment portfolio.  The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans.  This assumption is reexamined at least annually and updated as necessary.  The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans.  Future health care cost trend rates are assumed to be 6.50 percent in 2018 with the rates trending downward to 4.50 percent by 2026.  A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year Ended December 31 (In millions)	2017	2016	2015
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.1	0.1	0.1

ONE-PERCENTAGE POINT DECREASE
Year Ended December 31 (In millions)	2017	2016	2015
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	0.2	0.5	0.5

Pension Plan Investments, Policies and Strategies

The Pension Plan assets are held in a trust which follows an investment policy and strategy designed to reduce the funded status volatility of the Plan by utilizing liability driven investing. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The investment policy follows a glide path approach that shifts a higher portfolio weighting to fixed income as the Plan's funded status increases. The table below sets forth the targeted fixed income and equity allocations at different funded status levels.

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

Asset Class	Comparative Benchmark(s)
Active Duration Fixed Income	Bloomberg Barclays Aggregate
Long Duration Fixed Income	Duration blended Barclays Long Government/Credit & Barclays Universal
Equity Index	Standard & Poor's 500 Index
Mid-Cap Equity	Russell Midcap Index
Russell Midcap Value Index
Small-Cap Equity	Russell 2000 Index
Russell 2000 Value Index
International Equity	Morgan Stanley Capital Investment ACWI ex-U.S.

The fixed income managers are expected to use discretion over the asset mix of the trust assets in its efforts to maximize risk-adjusted performance.  Exposure to any single issuer, other than the U.S. government, its agencies or its instrumentalities (which have no limits), is limited to five percent of the fixed income portfolio as measured by market value.  At least 75 percent of the invested assets must possess an investment-grade rating at or above Baa3 or BBB- by Moody's Investors Services, Standard & Poor's Ratings Services or Fitch Ratings.  The portfolio may invest up to 10 percent of the portfolio's market value in convertible bonds as long as the securities purchased meet the quality guidelines. A portfolio may invest up to 15 percent of the portfolio's market value in private placement, including 144A securities with or without registration rights and allow for futures to be traded in the portfolio. The purchase of any of OGE Energy's equity, debt or other securities is prohibited.

The domestic value equity managers focus on stocks that the manager believes are undervalued in price and earn an average or less than average return on assets and often pays out higher than average dividend payments. The domestic growth equity manager will invest primarily in growth companies which consistently experience above average growth in earnings and sales, earn a high return on assets and reinvest cash flow into existing business.  The domestic mid-cap equity portfolio manager focuses on companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell Midcap Index, small dividend yield, return on equity at or near the Russell Midcap Index and an earnings per share growth rate at or near the Russell Midcap Index.  The domestic small-cap equity manager will purchase shares of companies with market capitalizations lower than the average company traded on the public exchanges with the following characteristics: price/earnings ratio at or near the Russell 2000, small dividend yield, return on equity at or near the Russell 2000 and an earnings per share growth rate at or near the Russell 2000.  The international global equity manager invests primarily in non-dollar denominated equity securities. Investing internationally diversifies the overall trust across the global equity markets.  The manager is required to operate under certain restrictions including regional constraints, diversification requirements and percentage of U.S. securities. The Morgan Stanley Capital International All Country World ex-U.S. Index is the benchmark for comparative performance purposes. The Morgan Stanley Capital International All Country World ex-U.S. Index is a market value weighted index designed to measure the combined equity market performance of developed and emerging markets countries, excluding the U.S. All of the equities which are purchased for the international portfolio are thoroughly researched.  All securities are freely traded on a recognized stock exchange, and there are no over-the-counter derivatives.  The following investment categories are excluded: options (other than traded currency options), commodities, futures (other than currency futures or currency hedging), short sales/margin purchases, private placements, unlisted securities and real estate (but not real estate shares).

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

Pension Plan Investments

The following tables summarize OG&E's portion of OGE Energy's Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2017 and 2016.  There were no Level 3 investments held by the Pension Plan at December 31, 2017 and 2016.

(In millions)	December 31, 2017	Level 1	Level 2	Net Asset Value (A)
Common stocks	$225.9	$225.9	$—	$—
U.S. Treasury notes and bonds (B)	169.7	169.7	—	—
Mortgage- and asset-backed securities	43.4	—	43.4	—
Corporate fixed income and other securities	153.8	—	153.8	—
Commingled fund (C)	29.9	—	—	29.9
Foreign government bonds	4.0	—	4.0	—
U.S. municipal bonds	1.2	—	1.2	—
Money market fund	4.3	—	—	4.3
Mutual fund	7.8	7.8	—	—
Futures:
U.S. Treasury futures (receivable)	13.4	—	13.4	—
U.S. Treasury futures (payable)	(11.4)	—	(11.4)	—
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	$642.4	$403.7	$204.5	$34.2
Receivable from broker for securities sold	—
Interest and dividends receivable	3.2
Payable to broker for securities purchased	(10.3)
Pension Plan investments attributable to affiliates	(158.1)
Total Pension Plan assets	$477.2

(In millions)	December 31, 2016	Level 1	Level 2	Net Asset Value (A)
Common stocks	$237.1	$237.1	$—	$—
U.S. Treasury notes and bonds (B)	122.3	122.3	—	—
Mortgage-backed securities	59.2	—	59.2	—
Corporate fixed income and other securities	137.6	—	137.6	—
Commingled fund (C)	23.8	—	—	23.8
Foreign government bonds	5.2	—	5.2	—
U.S. municipal bonds	1.9	—	1.9	—
Money market fund	2.2	—	—	2.2
Mutual fund	9.0	9.0	—	—
Futures:
U.S. Treasury futures (receivable)	10.7	—	10.7	—
U.S. Treasury futures (payable)	(2.3)	—	(2.3)	—
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.2	—	0.2	—
Total Pension Plan investments	$607.2	$368.7	$212.5	$26.0
Receivable from broker for securities sold	—
Interest and dividends receivable	3.0
Payable to broker for securities purchased	(14.3)
Pension Plan investments attributable to affiliates	(138.6)
Total Pension Plan assets	$457.3

(A)
GAAP allows the measurement of certain investments that do not have a readily determinable fair value at the net asset value. These investments do not consider the observability of inputs; therefore, they are not included within the fair value hierarchy.

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

The three levels defined in the fair value hierarchy and examples of each are as follows:

Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible by the Pension Plan at the measurement date. Instruments classified as Level 1 include investments in common stocks, U.S. Treasury notes and bonds, mutual funds and cash collateral.

Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Instruments classified as Level 2 include corporate fixed income and other securities, mortgage- and asset-backed securities, U.S. municipal bonds, foreign government bonds, U.S. Treasury futures contracts and forward contracts.

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

Postretirement Benefit Plans

In addition to providing pension benefits, OGE Energy provides certain medical and life insurance benefits for eligible retired members.  Regular, full-time, active employees hired prior to February 1, 2000 whose age and years of credited service total or exceed 80 or have attained at least age 55 with 10 or more years of service at the time of retirement are entitled to postretirement medical benefits, while employees hired on or after February 1, 2000 are not entitled to postretirement medical benefits. Eligible retirees must contribute such amount as OGE Energy specifies from time to time toward the cost of coverage for postretirement benefits.  The benefits are subject to deductibles, co-payment provisions and other limitations.  OG&E charges postretirement benefit costs to expense and includes an annual amount as a component of the cost-of-service in future ratemaking proceedings.

OGE Energy's contribution to the medical costs for pre-65 aged eligible retirees are fixed at the 2011 level, and OGE Energy covers future annual medical inflationary cost increases up to five percent. Increases in excess of five percent annually are covered by the pre-65 aged retiree in the form of premium increases. OGE Energy provides Medicare-eligible retirees and their Medicare-eligible spouses an annual fixed contribution to OGE Energy's sponsored health reimbursement arrangement. OGE Energy's Medicare-eligible retirees are able to purchase individual insurance policies supplemental to Medicare through a third-party administrator and use their health reimbursement arrangement funds for reimbursement of medical premiums and other eligible medical expenses.

In August 2017, OGE Energy adopted an amendment to the retiree medical plan.  Effective January 1, 2018, OGE Energy will reduce the amount of supplemental Medicare coverage for Medicare-eligible retirees, providing a fixed stipend based on current market analysis in August 2017. OGE Energy will continue to allow those Medicare-eligible retirees to acquire coverage from a company-provided third-party administrator. The effect of these plan amendments is reflected in the OGE Energy’s December 31, 2017 Consolidated Balance Sheet as a reduction to the postretirement benefit obligation of $42.9 million.

In August 2017, OGE Energy settled the retiree life plan in its entirety and paid $26.4 million to participants in August 2017. No gain or loss was recognized upon settlement, and the effect of the settlement is reflected in OGE Energy's December 31, 2017 Consolidated Balance Sheet as a reduction in the Accrued Benefit Obligations of $27.9 million and related other comprehensive income and regulatory asset of $2.1 million.

Postretirement Plans Investments

The following tables summarize OG&E's portion of OGE Energy's postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2017 and 2016.  There were no Level 2 investments held by the postretirement benefit plans at December 31, 2017 and 2016.

(In millions)	December 31, 2017	Level 1	Level 3
Group retiree medical insurance contract	$40.2	$—	$40.2
Mutual funds investment:
U.S. equity investments	9.5	9.5	—
Cash	0.5	0.5	—
Total plan investments	$50.2	$10.0	$40.2
Plan investments attributable to affiliates	(5.0)
Total plan assets	$45.2

(In millions)	December 31, 2016	Level 1	Level 3
Group retiree medical insurance contract	$44.7	$—	$44.7
Mutual funds investment:
U.S. equity investments	8.1	8.1	—
Money market funds investment	0.3	0.3	—
Total plan investments	$53.1	$8.4	$44.7
Plan investments attributable to affiliates	(5.3)
Total plan assets	$47.8

The group retiree medical insurance contract invests in a pool of common stocks, bonds and money market accounts, of which a significant portion is comprised of mortgage-backed securities. The unobservable input included in the valuation of the contract includes the approach for determining the allocation of the postretirement benefit plans' pro-rata share of the total assets in the contract.

The following table summarizes the postretirement benefit plans' investments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Year Ended December 31 (In millions)	2017
Group retiree medical insurance contract:
Beginning balance	$44.7
Interest income	0.8
Dividend income	0.5
Net unrealized gains related to instruments held at the reporting date	0.3
Claims paid	(5.9)
Realized losses	(0.1)
Investment fees	(0.1)
Ending balance	$40.2

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs.  The following table summarizes the gross benefit payments OG&E expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2018	$9.3
2019	9.3
2020	9.4
2021	9.3
2022	9.3
After 2022	37.5

The following table summarizes the benefit payments OG&E expects to pay related to OGE Energy's Pension Plan and Restoration of Retirement Income Plan.  These expected benefits are based on the same assumptions used to measure OGE Energy's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2018	$46.9
2019	47.3
2020	48.2
2021	46.7
2022	44.6
After 2022	206.4

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
The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation.  The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability or eligibility for retiree medical benefits.  OG&E's post-employment benefit obligation was $2.2 million and $2.1 million at December 31, 2017 and 2016, respectively.

401(k) Plan

OGE Energy provides a 401(k) Plan, and each regular full-time employee of OGE Energy or a participating affiliate is eligible to participate in the 401(k) Plan immediately.  All other employees of OGE Energy or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period.  Participants who have reached age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof, (ii) a contribution made on a non-Roth after-tax basis or (iii) a Roth contribution. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have his or her future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, OGE Energy contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan.  OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates.  OG&E contributed $9.7 million, $8.8 million and $8.2 million in 2017, 2016 and 2015, respectively, to the 401(k) Plan.

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
Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers.  OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2017, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock.

12.	Commitments and Contingencies

Operating Lease Obligations

OG&E has operating lease obligations expiring at various dates, primarily for railcar leases and wind farm land leases. Future minimum payments for noncancellable operating leases are as follows:

Year Ended December 31 (In millions)	2018	2019	2020	2021	2022	After 2022	Total
Operating lease obligations:
Railcars	$1.7	$20.9	$—	$—	$—	$—	$22.6
Wind farm land leases	2.5	2.5	2.9	2.9	2.9	40.6	54.3
Total operating lease obligations	$4.2	$23.4	$2.9	$2.9	$2.9	$40.6	$76.9

Payments for operating lease obligations were $5.4 million, $8.5 million and $6.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Railcar Lease Agreement

OG&E has a noncancellable operating lease with a purchase option, covering 1,243 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units.  Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

On December 17, 2015, OG&E renewed the lease agreement effective February 1, 2016.  At the end of the new lease term, which is February 1, 2019, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease.  If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $18.2 million. OG&E is also required to maintain all of the railcars it has under the operating lease.

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

Other Purchase Obligations and Commitments

OG&E's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2018	2019	2020	2021	2022	Total
Other purchase obligations and commitments:
Cogeneration capacity and fixed operation and maintenance payments	$72.8	$65.3	$53.2	$49.5	$45.4	$286.2
Expected cogeneration energy payments	35.7	35.6	35.9	37.1	38.3	182.6
Minimum fuel purchase commitments	139.8	36.2	24.6	24.6	24.6	249.8
Expected wind purchase commitments	58.7	56.5	56.9	57.3	57.8	287.2
Long-term service agreement commitments	7.9	41.9	2.4	2.4	2.4	57.0
Mustang Modernization expenditures	24.9	—	—	—	—	24.9
Environmental compliance plan expenditures	63.0	8.9	0.2	—	—	72.1
Total other purchase obligations and commitments	$402.8	$244.4	$173.2	$170.9	$168.5	$1,159.8

Public Utility Regulatory Policy Act of 1978

At December 31, 2017, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019, and a QF contract with AES-Shady Point, Inc. which expires on January 15, 2023.  These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978.  Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF.  The rate for such power to be paid by OG&E was approved by the OCC.  The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E, and the other is a capacity charge, which OG&E must pay the QF for having the capacity available.  However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended.  The total cost of cogeneration payments is recoverable in rates from customers.  For the 320 MWs AES-Shady Point, Inc. QF contract and the 120 MWs Oklahoma Cogeneration LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

As part of the QF contract with AES-Shady Point Inc., OG&E had the option beginning in July 2017 to provide notice to AES-Shady Point Inc. to terminate the contract in January 2018. On July 17, 2017, OG&E and AES-Shady Point, Inc. amended the agreement to allow OG&E the ability, through July 17, 2018, to provide AES-Shady Point Inc. a termination notice that would terminate the agreement on January 15, 2019.

For the years ended December 31, 2017, 2016 and 2015, OG&E made total payments to cogenerators of $115.2 million, $124.8 million and $124.0 million, respectively, of which $63.0 million, $66.3 million and $69.5 million, respectively, represented capacity payments.  All payments for purchased power, including cogeneration, are included in the Statements of Income as Cost of Sales.

Minimum Fuel Purchase Commitments

OG&E has coal contracts for purchases through June 2018. As a participant in the SPP Integrated Marketplace, OG&E now purchases a relatively small percentage of its natural gas supply through long-term agreements. Alternatively, OG&E relies on a combination of natural gas call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

Wind Purchase Commitments

OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchase power contracts with the following:

Company	Location	Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0
FPL Energy	Woodward, OK	15 years	2018	50.0

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2017, 2016 and 2015.

Year Ended December 31 (In millions)	2017	2016	2015
CPV Keenan	$29.0	$29.2	$26.7
Edison Mission Energy	22.1	21.1	19.7
NextEra Energy	7.4	7.3	7.0
FPL Energy	2.6	3.4	3.2
Total wind power purchased	$61.1	$61.0	$56.6

Long-Term Service Agreement Commitments

OG&E has a long-term parts and service maintenance contract for the upkeep of the McClain Plant. In May 2013, a new contract was signed that is expected to run for the earlier of 128,000 factored-fired hours or 4,800 factored-fired starts. On December 30, 2015, the McClain Long-Term Service Agreement was amended to define the terms and conditions for the exchange of spare rotors between OG&E and General Electric International, Inc. Based on historical usage and current expectations for future usage, this contract is expected to run until 2031. The contract requires payments based on both a fixed and variable cost component, depending on how much the McClain Plant is used.

OG&E has a long-term parts and service maintenance contract for the upkeep of the Redbud Plant. In March 2013, the contract was amended to extend the contract coverage for an additional 24,000 factored-fired hours resulting in a maximum of the earlier of 144,000 factored-fired hours or 4,500 factored-fired starts. Based on historical usage and current expectations for future usage, this contract is expected to run until 2029. The contract requires payments based on both a fixed and variable cost component, depending on how much the Redbud Plant is used.

Enable Gas Transportation Agreement

OG&E contracts with Enable for firm non-notice load following gas transportation services under a five year contract. The contract will expire in April 2019. In 2016, OG&E entered into an additional gas transportation services contract with Enable which will be effective upon the conversion of units 4 and 5 at Muskogee from coal to gas.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed in mid to late 2018. More detail regarding the ECP can be found under the "Pending Regulatory Matters" in Note 13.

Clean Power Plan

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. The EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. In addition, the EPA published an Advance Notice of Proposed Rulemaking seeking comments on regulatory options for replacing the Clean Power Plan. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits or claims made by third parties, including governmental agencies.  When appropriate, management consults with legal counsel and other experts to assess the claim.  If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Financial Statements.  At the present time, based on current available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

13.	Rate Matters and Regulation

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas.  The issuance of certain securities by OG&E is also regulated by the OCC and the APSC.  OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC.  The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations.  In 2017, 85 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and seven percent to the FERC.

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

Completed Regulatory Matters

Arkansas Rate Case Filing

On August 25, 2016, OG&E filed a general rate case with the APSC. The rate filing requested a $16.5 million rate increase based on a 10.25 percent return on equity. The requested rate increase was based on a June 30, 2016 test year and included recovery of over $3.0 billion of electric infrastructure additions since the last Arkansas general rate case in 2011. The requested increase also reflected increases in operation and maintenance expenses, including vegetation management and increased recovery of depreciation and dismantlement costs.

In May 2017, the APSC approved a settlement between OG&E and the staff of the APSC and other intervenors. The settlement provided for a $7.1 million annual rate increase and a 9.5 percent return on equity on a 50.0 percent equity capital structure.

The settlement also provided that OG&E will be regulated under a formula rate rider, which should result in a more efficient process as the return on equity, depreciation rates and capital structure should not change from what was approved by the APSC in this settlement. The formula rate rider provides for an adjustment to rates if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the projected year. The initial term for the formula rate rider is not to exceed five years, unless additional approval is obtained from the APSC. OG&E expects to make its first filing under the Arkansas Formula Rate Rider in October 2018.

Fuel Adjustment Clause Review for Calendar Year 2015

On September 8, 2016, the OCC staff filed an application to review OG&E’s fuel adjustment clause for calendar year 2015, including the prudence of OG&E’s electric generation, purchased power and fuel procurement costs. On October 12, 2017, the OCC issued an order finding that, for the calendar year 2015, OG&E's electric generation, purchased power and fuel procurement processes and costs were prudent.

Oklahoma Rate Case Filing - 2015

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

During February and March 2017, the OCC held hearings and, on March 20, 2017, issued an order. The order resulted in an annual net increase of approximately $8.8 million in OG&E's rates to its Oklahoma retail customers. Although the order adopted certain recommendations set forth in the ALJ report, it differed in certain key respects.

The primary adjustments to the ALJ report consist of: (i) Oklahoma retail authorized rate of return on equity of 9.50 percent, (ii) depreciation expense is reduced by approximately $28.6 million from the ALJ report or $36.4 million from then current rates on an annual basis, (iii) recovery of 50.0 percent of short-term incentive compensation and no recovery of long-term incentive compensation, (iv) recovery of OG&E's requested vegetation management expenses and (v) recovery of production tax credits expiring in 2017 and air quality control systems consumable costs through the fuel adjustment clause. The order maintained OG&E's existing capital structure of 53.0 percent equity and 47.0 percent long-term debt.

As a result of the March 2017 OCC rate order, OG&E recorded, in the first quarter of 2017, adjustments to depreciation expense, amortization of regulatory assets and liabilities and impacts to the fuel adjustment clause effective July 1, 2016. On May 1, 2017, OG&E implemented new rates and began refunding excess amounts that it had collected in interim rates.

As of November 30, 2017, OG&E had completed the refund of $47.5 million collected in excess interim rates.

Mustang Modernization Plan - Arkansas

On August 15, 2017, OG&E filed for a determination with the APSC that the Mustang facility is in the public interest. The filing did not seek recovery for any costs associated with the Mustang Modernization Plan, as request for recovery of costs will take place with the first formula rate filing expected to be made in October 2018. On January 2, 2018, the APSC issued an order finding the Mustang Modernization Plan to be in the public interest.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan and approval for a recovery mechanism for the associated costs.

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

On February 12, 2016, OG&E filed an application requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed, and OG&E seeks recovery in a general rate case. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. OG&E is unable to predict what action the Oklahoma Supreme Court may take or the timing of any such action.

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in mid to late 2018. As of December 31, 2017, OG&E had invested $401.3 million in the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in early 2018. As of December 31, 2017, OG&E had invested $348.4 million in the Mustang Modernization Plan.

Integrated Resource Plans

In October 2015, OG&E finalized the 2015 IRP and submitted it to the OCC. The 2015 IRP updated certain assumptions contained in the IRP submitted in 2014 but did not make any material changes to the ECP and other parts of the plan. Currently, OG&E is scheduled to update its IRP in Oklahoma by October 1, 2018 and in Arkansas by October 31, 2018.

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $31.6 million as disclosed in Note 1.

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 7, 2018, an intervenor filed a recommendation to disallow the Oklahoma jurisdictional portion of $3.3 million related to wind sales in the SPP. A hearing is scheduled for March 29, 2018.

Oklahoma Rate Case Filing - 2018

On January 16, 2018, OG&E filed a general rate case in Oklahoma, requesting a rate increase of $1.9 million per year, assuming a 9.9 percent return on equity. The filing seeks recovery of the seven Mustang combustion turbines that are part of the Mustang Modernization Plan, requests an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and credits customers for the impacts of the 2017 Tax Act, enacted on December 22, 2017.

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for any refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate case filed on January 16, 2018. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis, within 30 days of this order, of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. The APSC will subsequently solicit comments or testimony regarding the extent of the impacts of the 2017 Tax Act and how any resulting benefits, including carrying charges, should be returned to customers.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. OG&E is analyzing the potential impact of the complaint but estimates that if the FERC ultimately orders a reduction, each 25 basis point reduction in the requested return on equity would reduce OG&E's SPP Open Access Transmission Tariff transmission revenues by approximately $1.5 million annually. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power

Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. Although the proceeding is in the early stages, OG&E expects to contest the reduction of its base return on equity. OG&E is unable to predict what action the FERC will take in response to the Oklahoma Municipal Power Authority's complaint or the timing of such action. However, if the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could have a material adverse effect on OG&E's financial position, results of operations and cash flows.

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

Quarter Ended (In millions)		March 31	June 30	September 30	December 31	Total
Operating revenues	2017	$456.0	$586.4	$716.8	$501.9	$2,261.1
	2016	$433.1	$551.4	$743.9	$530.8	$2,259.2
Operating income	2017	$44.2	$143.9	$243.0	$80.6	$511.7
	2016	$38.6	$131.4	$257.2	$81.7	$508.9
Net income	2017	$16.2	$86.2	$161.5	$41.6	$305.5
	2016	$6.1	$72.3	$159.9	$45.8	$284.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Oklahoma Gas and Electric Company.

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the "Company") as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.
Oklahoma City, Oklahoma
February 21, 2018

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
OG&E management assessed the effectiveness of OG&E's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2017, OG&E's internal control over financial reporting is effective based on those criteria.
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

/s/ Stephen E. Merrill
Stephen E. Merrill
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Oklahoma Gas and Electric Company

Opinion on Internal Control over Financial Reporting

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oklahoma Gas and Electric Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 financial statements of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma
February 21, 2018

Item 9B. Other Information.
On February 16, 2018, OGE Energy's Board of Directors elected a new director, Peter D. Clarke, to a term beginning on February 19, 2018 and expiring at OGE Energy's Annual Meeting of Shareholders scheduled for May 17, 2018, at which time he is expected to be nominated for approval by OGE Energy's shareholders. Mr. Clarke will receive compensation for his Board service consistent with compensation received by OGE Energy's other non-employee directors (which is described in Exhibit 10.10 to this Form 10-K).

               Mr. Clarke, 67, recently retired from the law firm of Jones Day following more than 40 years of representing the public utility and energy industries.  Mr. Clarke’s energy practice focused on corporate finance, disclosure obligations under the federal securities laws, corporate governance and mergers and acquisitions.

Jones Day provided legal services on a variety of matters on OGE Energy’s behalf during 2017 while Mr. Clarke was Of Counsel at Jones Day.  Mr. Clarke retired from Jones Day on December 31, 2017. For the period of time from January 1, 2017 to February 15, 2018, Jones Day received fees from OGE Energy for these services in the total amount of $4,315,445.  Mr. Clarke was among a number of lawyers who provided those services; however, Mr. Clarke did not receive any direct compensation from legal fees OGE Energy paid to Jones Day.

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

Fees for Principal Independent Accountants

Year Ended December 31	2017	2016
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,234,800	$1,185,800
Services in support of debt and stock offerings	100,000	—
Other (A)	312,000	302,200
Total audit fees (B)	1,646,800	1,488,000
Employee benefit plan audits	144,000	138,000
Total audit-related fees	144,000	138,000
Assistance with examinations and other return issues (C)	78,693	329,728
Review of federal and state tax returns	29,900	35,000
Total tax preparation and compliance fees	108,593	364,728
Total tax fees	108,593	364,728
Total fees	$1,899,393	$1,990,728

(A)
Includes reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings and fees for consulting with OGE Energy's and OG&E's executives regarding accounting issues.

(B)
The aggregate audit fees include fees billed for the audit of OGE Energy's and OG&E's annual financial statements and for the reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q.  For 2017, this amount includes estimated billings for the completion of the 2017 audit, which services were rendered after year-end.

(C)	For 2016, this amount includes billings associated with the initial research and development tax study.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2017 and 2016 for other services.

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

For 2017, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) 1.  Financial Statements

The following Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Statements of Income for the years ended December 31, 2017, 2016 and 2015

•	Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Balance Sheets at December 31, 2017 and 2016

•	Statements of Capitalization at December 31, 2017 and 2016

•	Statements of Changes in Stockholder's Equity for the years ended December 31, 2017, 2016 and 2015

•	Notes to Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

2.  Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

2.12
Purchase and Sale Agreement, dated as of January 21, 2008, entered into by and among Redbud Energy I, LLC, Redbud Energy II, LLC and Redbud Energy III, LLC and OG&E. (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request). (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

2.13
Asset Purchase Agreement, dated as of January 21, 2008, entered into by and among OG&E, the Oklahoma Municipal Power Authority and the Grand River Dam Authority. (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request). (Filed as Exhibit 2.02 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

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

4.01
Trust Indenture dated October 1, 1995, from OG&E to Boatmen's First National Bank of Oklahoma, Trustee. (Filed as Exhibit 4.29 to OG&E's Registration Statement No. 33-61821 and incorporated by reference herein).

4.02
Supplemental Indenture No. 2, dated as of July 1, 1997, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed July 17, 1997 (File No. 33-1532) and incorporated by reference herein).

4.03
Supplemental Indenture No. 3, dated as of April 1, 1998, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 16, 1998 (File No. 33-1532) and incorporated by reference herein).

4.04
Supplemental Indenture No. 5 dated as of October 24, 2001, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.06 to OG&E's Registration Statement No. 333-104615 and incorporated by reference herein).

4.05
Supplemental Indenture No. 6 dated as of August 1, 2004, being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed August 6, 2004 (File No 1-1097) and incorporated by reference herein).

4.06
Supplemental Indenture No. 7 dated as of January 1, 2006 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.02 to OG&E's Form 8-K filed January 6, 2006 (File No. 1-1097) and incorporated by reference herein).

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

4.12
Supplemental Indenture No. 13 dated as of May 1, 2013 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed May 13, 2013 (File No. 1-1097) and incorporated by reference herein).

4.13
Supplemental Indenture No. 14 dated as of March 15, 2014 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 25, 2014 (File No. 1-1097) and incorporated by reference herein).

4.14
Supplemental Indenture No. 15 dated as of December 1, 2014 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed December 11, 2014 (File No. 1-1097) and incorporated by reference herein).

4.15
Supplemental Indenture No. 16 dated as of March 15, 2017 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed March 31, 2017 (File No. 1-1097) and incorporated by reference herein).

4.16
Supplemental Indenture No. 17 dated as of August 1, 2017 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 11, 2017 (File No. 1-1097) and incorporated by reference herein).

10.01
Amended and Restated Facility Operating Agreement for the McClain Generating Facility dated as of July 9, 2004 between OG&E and the Oklahoma Municipal Power Authority. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12579) and incorporated by reference herein).

10.02
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

10.04*	Form of Split Dollar Agreement. (Filed as Exhibit 10.32 to OGE Energy's Form 10-K for the year ended December 31, 2004 (File No. 1-12579) and incorporated by reference herein).
10.05*
OGE Energy Supplemental Executive Retirement Plan, as amended and restated. (Filed as Exhibit 10.03 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.06*
OGE Energy Restoration of Retirement Income Plan, as amended and restated. (Filed as Exhibit 10.04 to OGE Energy's Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12579) and incorporated by reference herein).

10.07*
Form of Employment Agreement for all existing and future officers of OG&E relating to change of control. (Filed as Exhibit 10.28 to OGE Energy's Form 10-K for the year ended December 31, 2011 (File No. 1-12579) and incorporated by reference herein).

10.08
Agreement, dated February 17, 2010, between OG&E and Oklahoma Department of Environmental Quality. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed February 23, 2010 (File No. 1-12579) and incorporated by reference herein).

10.09*
Amendment No. 1 to OGE Energy's Restoration of Retirement Income Plan. (Filed as Exhibit 10.40 to OGE Energy's Form 10-K for the year ended December 31, 2009 (File No. 1-12579) and incorporated by reference herein).

10.10*	OGE Energy's Director Compensation.
10.11*	OGE Energy's Executive Officer Compensation.
10.12*	OGE Energy's 2013 Stock Incentive Plan. (Filed as Annex B to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).
10.13*
OGE Energy's 2013 Annual Incentive Compensation Plan. (Filed as Annex C to OGE Energy's Proxy Statement for the 2013 Annual Meeting of Shareowners (File No. 1-12579) and incorporated by reference herein).

10.14*
Form of Performance Unit Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.01 to OGE Energy's Form 10-Q for the quarter ended June 30, 2017 (File No. 1-12579) and incorporated by reference herein).

10.15*
Form of Restricted Stock Agreement under OGE Energy's 2013 Stock Incentive Plan. (Filed as Exhibit 10.36 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).

10.16*
OGE Energy's Deferred Compensation Plan (As amended and restated effective October 1, 2016). (Filed as Exhibit 10.37 to OGE Energy's Form 10-K for the year ended December 31, 2016 (File No. 1-12579) and incorporated by reference herein).

10.17
Credit Agreement dated as of March 8, 2017 by and among Oklahoma Gas and Electric Company and JPMorgan Chase Bank, N.A., as Syndication Agent, Mizuho Banks, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, and the lenders from time to time parties thereto. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed March 8, 2017 (File No. 1-12579) and incorporated by reference herein).

10.18	Copy of the Settlement Agreement filed with the APSC on April 20, 2017. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).
12.01	Calculation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Ernst & Young LLP.
24.01	Power of Attorney.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Copy of the Report of Administrative Law Judge dated June 8, 2015. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed June 12, 2015 (File No. 1-12579) and incorporated by reference herein).
99.02
Copy of OCC Order relating to OG&E's environmental compliance plan application (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 7, 2015 (File No. 1-12579) and incorporated by reference herein).

99.03	Copy of the APSC Settlement Agreement approval dated May 18, 2017. (Filed as Exhibit 99.01 to OGE Energy's Form 8-K filed May 24, 2017 (File No. 1-12579) and incorporated by reference herein).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

* Represents executive compensation plans and arrangements.

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2015
Reserve for Uncollectible Accounts	$1.6	$2.4	$2.6	$1.4
Balance at December 31, 2016
Reserve for Uncollectible Accounts	$1.4	$2.5	$2.4	$1.5
Balance at December 31, 2017
Reserve for Uncollectible Accounts	$1.5	$2.6	$2.6	$1.5

(A)	Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 21, 2018.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 21, 2018

/s/ Stephen E. Merrill
Stephen E. Merrill	Principal Financial Officer;	February 21, 2018

/s/ Scott Forbes
Scott Forbes	Principal Accounting Officer.	February 21, 2018

Frank A. Bozich	Director;
James H. Brandi	Director;
Peter D. Clarke	Director;
Luke R. Corbett	Director;
David L. Hauser	Director;
Kirk Humphreys	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 21, 2018

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.