Form 10-Q
period 2018-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2018-05-03
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

At March 31, 2018, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp.  There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017
2017 Tax Act	Tax Cuts and Jobs Act of 2017
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Dry Scrubbers	Dry flue gas desulfurization units with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	The construction of seven new, efficient combustion turbines with generating capability of 462 megawatts
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed in "Item 1A. Risk Factors" in OG&E's 2017 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way OG&E operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility industry;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission, including those listed in "Item 1A. Risk Factors" in OG&E's 2017 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
OPERATING REVENUES
Revenues from contracts with customers	$477.9	$—
Revenues from alternative revenue programs	14.8	—
Operating revenues	492.7	456.0
COST OF SALES	210.5	208.7
OPERATING EXPENSES
Other operation and maintenance	119.7	124.7
Depreciation and amortization	78.8	54.7
Taxes other than income	22.7	22.3
Total operating expenses	221.2	201.7
OPERATING INCOME	61.0	45.6
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	7.0	6.9
Other net periodic pension and postretirement benefit (cost)	1.3	(1.4)
Other income	3.1	6.4
Other expense	(0.8)	(0.4)
Net other income	10.6	11.5
INTEREST EXPENSE
Interest on long-term debt	39.6	35.5
Allowance for borrowed funds used during construction	(3.7)	(3.3)
Interest on short-term debt and other interest charges	1.4	1.4
Interest expense	37.3	33.6
INCOME BEFORE TAXES	34.3	23.5
INCOME TAX EXPENSE	3.0	7.3
NET INCOME	31.3	16.2
Other comprehensive income (loss), net of tax	—	—
COMPREHENSIVE INCOME	$31.3	$16.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31.3	$16.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	78.8	54.7
Deferred income taxes and investment tax credits, net	11.3	7.5
Allowance for equity funds used during construction	(7.0)	(6.9)
Stock-based compensation expense	1.0	0.8
Regulatory assets	0.2	(6.4)
Regulatory liabilities	2.6	(4.6)
Other assets	0.3	(3.1)
Other liabilities	1.4	0.7
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	19.7	40.1
Fuel, materials and supplies inventories	(12.2)	(7.7)
Fuel recoveries	48.2	(22.1)
Other current assets	8.3	0.7
Accounts payable	(19.8)	26.4
Income taxes payable - parent	(8.4)	5.6
Other current liabilities	(9.9)	(37.5)
Net cash provided from operating activities	145.8	64.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(137.4)	(219.9)
Net cash used in investing activities	(137.4)	(219.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	—	(65.0)
Proceeds from long-term debt	—	297.1
Payment of long-term debt	—	(0.1)
Changes in advances with parent	(8.4)	(76.5)
Net cash (used in) provided from financing activities	(8.4)	155.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2018	2017
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.0 and $1.5, respectively	$177.5	$188.5
Accrued unbilled revenues	57.8	66.5
Advances to parent	129.3	112.5
Fuel inventories	95.4	84.3
Materials and supplies, at average cost	101.4	80.8
Other	40.3	48.6
Total current assets	601.7	581.2
OTHER PROPERTY AND INVESTMENTS	6.0	5.9
PROPERTY, PLANT AND EQUIPMENT
In service	11,468.3	11,035.1
Construction work in progress	525.7	867.5
Total property, plant and equipment	11,994.0	11,902.6
Less accumulated depreciation	3,607.0	3,568.8
Net property, plant and equipment	8,387.0	8,333.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	275.6	283.0
Other	33.0	51.7
Total deferred charges and other assets	308.6	334.7
TOTAL ASSETS	$9,303.3	$9,255.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2018	2017
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$171.3	$216.8
Customer deposits	81.4	80.7
Accrued taxes	25.1	41.5
Accrued interest	38.9	44.0
Accrued compensation	18.4	25.6
Long-term debt due within one year	499.7	249.8
Fuel clause over recoveries	49.9	1.7
Other	46.5	28.5
Total current liabilities	931.2	688.6
LONG-TERM DEBT	2,500.1	2,749.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	108.0	110.3
Deferred income taxes	840.6	832.2
Regulatory liabilities	1,292.7	1,283.4
Other	142.7	135.8
Total deferred credits and other liabilities	2,384.0	2,361.7
Total liabilities	5,815.3	5,799.9
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,028.2	1,027.2
Retained earnings	2,459.8	2,428.5
Total stockholder's equity	3,488.0	3,455.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,303.3	$9,255.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7
Net income	—	—	—	31.3	31.3
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2018	40.4	$100.9	$927.3	$2,459.8	$3,488.0

Balance at December 31, 2016	40.4	$100.9	$923.2	$2,228.0	$3,252.1
Net income	—	—	—	16.2	16.2
Stock-based compensation	—	—	0.8	—	0.8
Balance at March 31, 2017	40.4	$100.9	$924.0	$2,244.2	$3,269.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

OG&E's significant accounting policies are detailed in "Note 1. Summary of Significant Accounting Policies" in OG&E's 2017 Form 10-K. Changes to OG&E's accounting policies as a result of adopting ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," are discussed in Note 3.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2018 and December 31, 2017, the results of its operations for the three months ended March 31, 2018 and 2017 and its cash flows for the three months ended March 31, 2018 and 2017 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2018 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2017 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	March 31,	December 31,
(In millions)	2018	2017
Regulatory Assets
Current:
Oklahoma demand program rider under recovery (A)	$23.9	$31.6
SPP cost tracker under recovery (A)	6.9	7.7
Other (A)	0.8	1.5
Total current regulatory assets	$31.6	$40.8
Non-current:
Benefit obligations regulatory asset	$174.6	$177.2
Deferred storm expenses	39.7	42.2
Smart Grid	31.0	32.8
Unamortized loss on reacquired debt	12.1	12.3
Other	18.2	18.5
Total non-current regulatory assets	$275.6	$283.0
Regulatory Liabilities
Current:
Fuel clause over recoveries	$49.9	$1.7
Other (B)	2.1	2.2
Total current regulatory liabilities	$52.0	$3.9
Non-current:
Income taxes refundable to customers, net	$951.3	$955.5
Accrued removal obligations, net	295.7	288.4
Pension tracker	38.4	32.3
Other	7.3	7.2
Total non-current regulatory liabilities	$1,292.7	$1,283.4

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

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

Amounts for the three months ended March 31, 2017 have been adjusted for the reclassification of net periodic benefit cost components between Other Operation and Maintenance and Other Net Periodic Pension and Postretirement Benefit (Cost) on OG&E's Condensed Income Statements to be consistent with the 2018 presentation due to OG&E's adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

2.	Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." OG&E adopted this standard in the first quarter of 2018 utilizing the modified retrospective transition method and applied the new standard only to contracts that were not completed at the date of initial application. OG&E determined it was not necessary to change the timing or amounts of revenue recognized based on the adoption of Topic 606. Therefore, financial statement amounts in the period of adoption have not changed under Topic 606 as compared with the guidance that was in effect before the adoption of Topic 606. The adoption did change financial statement presentation as Operating Revenues are now separated between Revenues from Contracts with Customers and Revenues from Alternative Revenue Programs on the 2018 Condensed Statement of Income. In addition, gains and losses associated with OG&E's guaranteed flat bill program that were previously included in Net Other Income on the Condensed Statements of Income are now considered Revenues from Contracts with Customers and are presented as such since the gains and losses are included within the transaction price in the contract under Topic 606. Operating Revenues on the 2017 Condensed Statement of Income did not change from what had been disclosed in prior year. Alternative revenue programs are scoped out of Topic 606, as these programs are considered agreements between an entity and a regulator, not contracts between an entity and a customer; therefore, OG&E now presents revenues from alternative revenue programs separately from revenues from contracts with customers. Further discussion regarding revenue recognized through alternative revenue programs as well as additional disclosures resulting from OG&E's adoption of Topic 606 can be found in Note 3.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In May 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new guidance is designed to improve the reporting of pension and other postretirement benefit costs by bifurcating the components of net benefit cost between those that are attributed to compensation for service and those that are not. The service cost component of benefit cost continues to be presented within operating income, but entities are now required to present the other components of benefit cost as non-operating within the income statement. Additionally, the new guidance only permits the capitalization of the service cost component of net benefit cost. The accounting change is required to be applied on a retrospective basis for the presentation of components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit costs. OG&E adopted the new guidance beginning in the first quarter of 2018. The presentation and recognition impacts of OG&E's adoption of ASU 2017-07 are further discussed in Note 10.

Issued Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. OG&E has started evaluating its current lease contracts. OG&E has not quantified the impact on its Condensed Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases." Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December 2018. OG&E intends to elect this practical expedient during its adoption of Topic 842 and will not evaluate all existing easement contracts under Topic 842, as these contracts have not previously been accounted for under Topic 840.

3.	Revenues from Contracts with Customers

Revenue Recognition

General

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Condensed Balance Sheets and in Revenue from Contracts with Customers on the Condensed Statements of Income based on estimates of usage and prices during the period. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Revenue from Alternative Revenue Programs on the Condensed Statements of Income is comprised of certain rider revenue that includes alternative revenue measures as defined in ASC 980, “Regulated Operations,” which details two types of alternative revenue programs. The first type adjusts billings for the effects of weather abnormalities or broad external factors or to compensate OG&E for demand side management initiatives (i.e., no-growth plans and similar conservation efforts). The second type provides for additional billings (i.e., incentive awards) for the achievement of certain objectives, such as reducing costs, reaching specified milestones or demonstratively improving customer service. Once the specific events permitting billing of the additional revenues under either program type have been completed, OG&E recognizes the additional revenues if (i) the program is established by an order from OG&E's regulatory commission that allows for automatic adjustment of future rates; (ii) the amount of additional revenues for the period is objectively determinable and is probable of recovery; and (iii) the additional revenues will be collected within 24 months following the end of the annual period in which they are recognized.

SPP Purchases and Sales

OG&E currently owns and operates transmission and generation facilities as part of a vertically integrated utility. OG&E is a member of the SPP regional transmission organization and has transferred operational authority, but not ownership, of OG&E's transmission facilities to the SPP. The SPP has implemented FERC-approved regional day ahead and real-time markets for energy and operating services, as well as associated transmission congestion rights. Collectively the three markets operate together under the global name, SPP Integrated Marketplace. OG&E represents owned and contracted generation assets and customer load in the SPP Integrated Marketplace for the sole benefit of its customers. OG&E has not participated in the SPP Integrated Marketplace for any speculative trading activities. OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. These results are reported as Revenue from Contracts with Customers or Cost of Sales in the Condensed Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

Disaggregated Revenue

The following table disaggregates OG&E's revenues from contracts with customers by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "Results of Operations" in "Item 2. Management's Discussion and Analysis."

Three Months Ended
(In millions)	March 31, 2018
Residential	$196.3
Commercial	117.8
Industrial	41.7
Oilfield	33.7
Public authorities and street light	41.7
System sales revenues	431.2
Provision for rate refund	(3.2)
Integrated market	8.6
Transmission	35.8
Other	5.5
Revenues from contracts with customers	$477.9

4.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $33.6 million and $34.6 million during the three months ended March 31, 2018 and 2017, respectively. OGE Energy charges operating costs to OG&E based on several factors, and operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E’s generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable’s deliveries exceed OG&E’s pipeline receipts. Enable purchases gas from OG&E when OG&E’s pipeline receipts exceed Enable’s deliveries. The following table summarizes related party transactions between OG&E and Enable during the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Operating revenues:
Electricity to power electric compression assets	$4.0	$2.2
Cost of sales:
Natural gas transportation services	$8.8	$8.8
Natural gas purchases (sales)	$0.3	$(0.4)

During the three months ended March 31, 2018 and 2017, OG&E declared no dividends to OGE Energy.

5.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis March 31, 2018 and December 31, 2017. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which is classified as Level 3 in the fair value hierarchy as its fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$2,854.7	$3,155.3	$2,854.3	$3,242.8
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4
Tinker Debt	$9.7	$9.4	$9.7	$9.8

6.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2018 and 2017 related to OGE Energy performance units and restricted stock for OG&E employees.

	Three Months Ended March 31,
(In millions)	2018	2017
Performance units:
Total shareholder return	$0.7	$0.6
Earnings per share	0.2	0.2
Total performance units	0.9	0.8
Restricted stock	—	—
Total compensation expense	$0.9	$0.8
Income tax benefit	$0.2	$0.3

During the three months ended March 31, 2018, OGE Energy issued 8,399 shares of new common stock to OG&E employees pursuant to OGE Energy's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

The following table summarizes stock-based compensation grants to OG&E employees during the three months ended March 31, 2018.

	Units/Shares	Fair Value Per Share
Grants:
Performance units (Total shareholder return)	91,940	$36.86
Performance units (Earnings per share)	30,649	$31.03

7.	Income Taxes

As previously discussed in OG&E's 2017 Form 10-K, the 2017 Tax Act was signed into law in December 2017, reducing the corporate federal tax rate from 35 percent to 21 percent for tax years beginning in 2018. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized and settled. Entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. At December 31, 2017, as a result of remeasuring existing deferred taxes at the lower 21 percent tax rate, OG&E reduced net deferred income tax liabilities and increased regulatory liabilities. As of March 31, 2018, OG&E's regulatory liability for income taxes refundable to customers, net was $951.3 million, as disclosed in Note 1.

Staff Accounting Bulletin No. 118 addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. OG&E recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities as of December 31, 2017. The ultimate impact may differ from those provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions OG&E has made, additional regulatory guidance that may be issued and the actions OG&E may take as a result of the 2017 Tax Act. OG&E continues to evaluate its computations, and any subsequent adjustments to the amounts recognized as of December 31, 2017 will be recorded in the quarter when the analysis is complete.

As a result of the 2017 Tax Act: (i) the OCC ordered OG&E to record a reserve, which should include accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate review filed in January 2018; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act and will subsequently order how any resulting benefits, including carrying charges, should be returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. OG&E is reserving the excess income taxes collected in current rates, plus interest, starting in January 2018 until the date of an order received from the OCC, APSC and FERC; as of March 31, 2018, the total recorded reserve was $6.5 million. Further discussion can be found in Note 12.

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

8.	Long-Term Debt

At March 31, 2018, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

SERIES			DATE DUE	AMOUNT
				(In millions)
1.06%	-	1.68%	Garfield Industrial Authority, January 1, 2025	$47.0
1.05%	-	1.65%	Muskogee Industrial Authority, January 1, 2025	32.4
1.06%	-	1.67%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

At March 31, 2018, there was $129.3 million in advances to OGE Energy compared to $112.5 million at December 31, 2017. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2022. At March 31, 2018, there were no intercompany borrowings under this agreement. At March 31, 2018, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding commercial paper borrowings at March 31, 2018.

In March 2017, OG&E entered into an unsecured five-year $450.0 million revolving credit agreement. The facility contained an option, which could be exercised up to two times, to extend the term of the facility for an additional year. Effective March 9, 2018, OG&E utilized one of those extensions to extend the maturity of its credit facility from March 8, 2022 to March 8, 2023.

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

10.	Retirement Plans and Postretirement Benefit Plans

Net Periodic Benefit Cost

OG&E adopted ASU 2017-07 in the first quarter of 2018 and, as a result, presents the service cost component of net benefit cost in operating income and the other components of net benefit cost as non-operating within OG&E's Condensed Income Statements. Further, as required by ASU 2017-07, OG&E adjusted prior year income statement presentation of the net benefit cost components, which were previously disclosed in total within Other Operation and Maintenance on OG&E's Condensed Statements of Income. OG&E elected the practical expedient allowed by ASU 2017-07 to utilize amounts disclosed in OG&E's retirement plans and postretirement benefit plans note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements.

The following table presents OG&E's portion of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans components of net benefit cost, before consideration of capitalized amounts, grouped under the corresponding individual Condensed Statements of Income line item.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2018	2017	2018	2017	2018	2017
Included in Other Operation and Maintenance:
Service cost	$2.7	$2.7	$—	$—	$0.1	$0.1
Included in Other Net Periodic Pension and Postretirement Benefit (Cost):
Interest cost	4.4	4.8	—	—	1.0	1.7
Expected return on plan assets	(8.5)	(8.3)	—	—	(0.5)	(0.5)
Amortization of net loss	3.0	3.0	0.1	0.1	1.0	0.6
Amortization of unrecognized prior service cost (A)	—	—	—	—	(1.5)	—
Total net periodic benefit cost	1.6	2.2	0.1	0.1	0.1	1.9
Plus: Amount allocated from OGE Energy	0.5	—	0.1	—	(0.2)	—
Net periodic benefit cost (B)	$2.1	$2.2	$0.2	$0.1	$(0.1)	$1.9

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $2.2 million and $4.2 million of net periodic benefit cost recognized during the three months ended March 31, 2018 and 2017, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended March 31, 2018 and 2017 of $4.0 million and $2.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1); and

•
an increase in postretirement medical expense in the three months ended March 31, 2018 and 2017 of $2.1 million and $1.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1).

As required by ASU 2017-07, OG&E only capitalizes the service cost component of net benefit cost, beginning in the first quarter of 2018. Prior year capitalized amounts were not adjusted, as this change was implemented on a prospective basis.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Capitalized portion of net periodic pension benefit cost	$0.8	$0.8
Capitalized portion of net periodic postretirement benefit cost	$—	$0.6

11.	Commitments and Contingencies

Except as set forth below, in Note 12 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 12 and 13 to OG&E's Financial Statements included in OG&E's 2017 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed mid to late 2018. More detail regarding the ECP can be found under "Pending Regulatory Matters" in Note 12.

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

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2017 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters. References to "March 2017 OCC rate order" indicate the general rate review order OG&E received from the OCC on March 20, 2017, as detailed further in "Note 13. Rate Matters and Regulation" in OG&E's 2017 Form 10-K.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application under Oklahoma Statute Title 17, Section 286 (B) with the OCC for approval of its plan to comply with the EPA’s MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan and approval for a recovery mechanism for the associated costs.
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

On December 11, 2015, OG&E filed a motion requesting modification of the OCC order for the purposes of approving only the ECP under Oklahoma Statute Title 17, Section 286 (B), and on December 23, 2015, the OCC rejected OG&E's motion.

On February 12, 2016, OG&E filed an application under Oklahoma Statute Title 17, Section 151, et seq. requesting the OCC to issue an order approving its decision to install Dry Scrubbers at the Sooner facility. OG&E's application did not seek approval of the costs of the Dry Scrubber project. Instead, the reasonableness of the costs would be considered after the project is completed, and OG&E seeks recovery in a general rate review. On April 28, 2016, the OCC approved the Dry Scrubber project.

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. On April 24, 2018, the Oklahoma Supreme Court ruled that the OCC did not have the authority to grant pre-approval of OG&E’s Dry Scrubber project outside the authority of Oklahoma Statute Title 17, Section 286 (B). OG&E intends to seek recovery of the Dry Scrubber total cost in a general rate review after the project is completed.

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in mid to late 2018. As of March 31, 2018, OG&E has invested $416.0 million in the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $390.0 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of March 31, 2018, OG&E has invested $373.2 million in the Mustang Modernization Plan, and all seven combustion turbines have been placed in service. Remaining work on the project is expected to conclude in the second quarter of 2018.

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

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff, regarding recovery of certain lost revenues associated with energy efficiency incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $23.9 million as disclosed in Note 1.

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 7, 2018, an intervenor filed a recommendation to disallow the Oklahoma jurisdictional portion of $3.3 million related to wind sales in the SPP. On April 4, 2018, a Joint Stipulation and Settlement Agreement was filed with the OCC. As part of the agreement, the Stipulating Parties settled all claims regarding the issue of wind energy Settlement Costs for the period September 2016 through May 2017, and OG&E agreed to refund $2.4 million to customers related to wind sales in the SPP. On April 25, 2018, the OCC approved the Joint Stipulation and Settlement Agreement. OG&E has recorded a reserve for this settlement amount as of March 31, 2018.

Oklahoma Rate Review Filing - 2018

On January 16, 2018, OG&E filed a general rate review in Oklahoma, requesting a rate increase of $1.9 million per year, assuming a 9.9 percent return on equity. The filing seeks recovery of the seven combustion turbines that are part of the Mustang Modernization Plan, requests an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and credits customers for the impacts of the 2017 Tax Act, enacted on December 22, 2017.

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for any refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate review filed on January 16, 2018. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date of an order received from the OCC.

The hearing on the merits for this rate review is scheduled to begin on June 15, 2018.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis, within 30 days of this order, of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. The APSC has established a procedural schedule to solicit comments or testimony regarding the extent of the impacts of the 2017 Tax Act and how any resulting benefits, including carrying charges, should be returned to customers. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date of an order received from the APSC. An evidentiary hearing is scheduled on May 23, 2018.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. OG&E is analyzing the potential impact of the complaint but estimates that if the FERC ultimately orders a reduction, each 25 basis point reduction in the requested return on equity would reduce OG&E's SPP Open Access Transmission Tariff transmission revenues by approximately $1.5 million annually. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. OG&E contested the reduction of its base return on equity. OG&E is unable to predict what action the FERC will take in response to the Oklahoma Municipal Power Authority's complaint or the timing of such action. However, if the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could have a material adverse effect on OG&E's financial position, results of operations and cash flows. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date of an order received from the FERC.

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

Summary of Operating Results

Three Months Ended March 31, 2018 as compared to Three Months Ended March 31, 2017

OG&E reported net income of $31.3 million and $16.2 million during the three months ended March 31, 2018 and 2017, respectively, an increase of $15.1 million, or 93.2 percent, primarily due to higher gross margin and lower operation and maintenance expense, partially offset by higher depreciation and amortization expense, primarily due to a reduction in depreciation expense recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, and higher interest expense.

Recent Developments and Regulatory Matters

As discussed in Note 12 within "Item 1. Financial Statements," in January 2018, OG&E filed a general rate review in Oklahoma, seeking recovery of the seven combustion turbines that are part of the Mustang Modernization Plan, requesting an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and crediting customers for the impacts of the 2017 Tax Act. The hearing on the merits for this rate review is scheduled to begin on June 15, 2018.
As a result of the 2017 Tax Act: (i) the OCC ordered OG&E to record a reserve, which should include accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in OG&E's pending rate review filed in January 2018; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act and will subsequently order how any resulting benefits, including carrying charges, should be returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date of an order received from the OCC, APSC and FERC. Further discussion can be found in Note 12 within "Item 1. Financial Statements."

2018 Outlook

Key assumptions for 2018 include:

The earnings outlook for OG&E is unchanged, and OG&E is projected to earn approximately $286 million to $306 million or $1.43 to $1.53 per average diluted share in 2018. Due to changes in certain accounting standards and the implementation of the 2017 Tax Act, some of the assumptions listed in OG&E's 2017 Form 10-K have changed. The changes do not impact earnings projections but are reclassifications on the income statement. The following are the key assumptions which have changed and are based on current projections:

•
gross margin on revenues of approximately $1.376 billion to $1.386 billion which includes the reclassification of gains/losses previously shown in other income associated with guaranteed flat bill program and lower revenues associated with the refinement of the average rate assumption method calculation resulting from the 2017 Tax Act;

•
operating expenses of approximately $932 million to $942 million with operation and maintenance expenses comprising approximately 53 percent of the total. The change is due to reclassifications from the adoption of the new pension and postretirement accounting standard discussed in Note 2 in "Item 1. Financial Statements";

•
net other income of approximately $31 million with the change due to reclassifications in pension and postretirement accounting and the reclassification of gains/losses previously shown in other income associated with guaranteed flat bill program; and

•
an effective tax rate of 7.9 percent due to refinement of the average rate assumption method calculation resulting from the 2017 Tax Act. The reduction in revenue and taxes offset so there is no impact to earnings.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2018 and 2017, see "Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2018 Outlook.

Reconciliation of Gross Margin to Revenue
(In millions)	Twelve Months Ended December 31, 2018 (A)
Operating revenues	$2,003
Cost of sales	622
Gross margin	$1,381

(A)	Based on the midpoint of OG&E earnings guidance for 2018.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2018 as compared to the same period in 2017 and OG&E's financial position at March 31, 2018. Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(Dollars in millions)	2018	2017
Operating revenues	$492.7	$456.0
Cost of sales	210.5	208.7
Other operation and maintenance	119.7	124.7
Depreciation and amortization	78.8	54.7
Taxes other than income	22.7	22.3
Operating income	61.0	45.6
Allowance for equity funds used during construction	7.0	6.9
Other net periodic pension and postretirement benefit (cost)	1.3	(1.4)
Other income	3.1	6.4
Other expense	0.8	0.4
Interest expense	37.3	33.6
Income tax expense	3.0	7.3
Net income	$31.3	$16.2
Operating revenues by classification:
Residential	$202.1	$192.3
Commercial	122.7	124.3
Industrial	43.1	44.3
Oilfield	34.6	38.1
Public authorities and street light	43.5	44.5
Sales for resale	0.1	—
System sales revenues	446.1	443.5
Provision for rate refund	(3.2)	(20.8)
Integrated market	8.6	(3.5)
Transmission	35.8	32.0
Other	5.4	4.8
Total operating revenues	$492.7	$456.0
Reconciliation of gross margin to revenue:
Operating revenues	$492.7	$456.0
Cost of sales	210.5	208.7
Gross margin	$282.2	$247.3
MWh sales by classification (In millions)
Residential	2.4	2.0
Commercial	1.7	1.6
Industrial	0.9	0.8
Oilfield	0.8	0.8
Public authorities and street light	0.7	0.7
System sales	6.5	5.9
Integrated market	0.3	0.3
Total sales	6.8	6.2
Number of customers	843,322	836,099
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.794	2.817
Coal	2.007	2.110
Total fuel	2.072	2.135
Total fuel and purchased power	2.941	3.132
Degree days (A)
Heating - Actual	1,880	1,381
Heating - Normal	1,798	1,799
Cooling - Actual	10	57
Cooling - Normal	13	13

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

OG&E's net income increased $15.1 million during the three months ended March 31, 2018, as compared to the same period in 2017. The three month increase of $15.1 million, or 93.2 percent, was primarily due to higher gross margin and lower operation and maintenance expense, partially offset by higher depreciation and amortization expense and higher interest on long-term debt.
Gross margin increased $34.9 million, or 14.1 percent, during the three months ended March 31, 2018, as compared to the same period in 2017. The below factors contributed to the change in gross margin.

(In millions)	Change
Price variance (A)	$19.0
Weather (price and quantity) (B)	14.6
Wholesale transmission revenue	2.5
Non-residential demand and related revenues	1.5
Industrial and oilfield sales	1.5
New customer growth	1.4
Other	0.9
Reserve for tax refund (C)	(6.5)
Change in gross margin	$34.9

(A)	Increased primarily due to higher demand prices.

(B)	Heating degree days increased approximately 36 percent during the three months ended March 31, 2018.

(C)	Further discussion of OG&E's reserve for tax refund in response to OCC, APSC and FERC proceedings can be found in Note 12 in "Item 1. Financial Statements."

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales increased $1.8 million, or 0.9 percent, during the three months ended March 31, 2018, as compared to the same period in 2017. The changes are detailed in the table below.

(In millions)	Change
Fuel expense (A)	$(15.0)
Purchased power costs
Purchases from SPP (B)	13.7
Wind	—
Cogeneration	0.7
Transmission expense (C)	2.4
Change in cost of sales	$1.8

(A)	Decrease in fuel expense was primarily due to decreased utilization of company-owned generation.

(B)
Increase of $13.7 million in the cost of purchases from the SPP for the three months ended March 31, 2018 was due to a 63.1 percent increase in MWhs purchased offset by a decrease of 24.0 percent in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense decreased $5.0 million, or 4.0 percent, during the three months ended March 31, 2018, as compared to the same period in 2017. The below factors contributed to the changes in other operation and maintenance expense.

(In millions)	Change
Contract technical and construction services (A)	$(5.9)
Capitalized labor (B)	(3.2)
Vegetation management	3.2
Other	0.9
Change in other operation and maintenance expense	$(5.0)

(A)	Decreased primarily due to the timing of normal plant maintenance.

(B)	Increased primarily due to mutual assistance provided in the aftermath of Hurricane Maria.

Depreciation and amortization expense increased $24.1 million, or 44.1 percent, for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a reduction in depreciation expense of approximately $20 million recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, as detailed further in "Note 13. Rate Matters and Regulation" in OG&E's 2017 Form 10-K, and additional assets being placed into service.

Interest on long-term debt increased $4.1 million, or 11.5 percent, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to interest paid on the issuance of long-term debt by OG&E in March 2017 and August 2017, partially offset by long-term debt paid off in July 2017.

Income tax expense decreased $4.3 million, or 58.9 percent, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to increased state tax credit generation, an increase in the amortization of net unfunded deferred taxes and a reduction in the corporate federal tax rate, partially offset by higher pre-tax income.
Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2017 Form 10-K.

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $235.3 million and $255.0 million at March 31, 2018 and December 31, 2017, respectively, a decrease of $19.7 million, or 7.7 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower usage due to milder weather in March 2018 as compared to December 2017.

Advances to Parent. The balance in Advances to Parent was $129.3 million and $112.5 million at March 31, 2018 and December 31, 2017, respectively, an increase of $16.8 million, or 14.9 percent, primarily due to an increase of cash from customers, partially offset by daily operational expenses and capital expenditures.

Fuel Inventories. The balance in Fuel Inventories was $95.4 million and $84.3 million at March 31, 2018 and December 31, 2017, respectively, an increase of $11.1 million, or 13.2 percent, primarily due to increased coal inventory.

Other Current Assets. The balance of Other Current Assets was $40.3 million and $48.6 million at March 31, 2018 and December 31, 2017, respectively, a decrease of $8.3 million, or 17.1 percent, primarily due to increased revenue collections from customers associated with various rate riders.

Accounts Payable. The balance of Accounts Payable was $171.3 million and $216.8 million at March 31, 2018 and December 31, 2017, respectively, a decrease of $45.5 million, or 21.0 percent, primarily due to accruals, the timing of vendor payments and fuel and purchased power payables.

Accrued Compensation. The balance of Accrued Compensation was $18.4 million and $25.6 million at March 31, 2018 and December 31, 2017, respectively, a decrease of $7.2 million, or 28.1 percent, primarily due to lower accruals for incentive compensation payouts.

Long-Term Debt Due Within One Year. The balance of Long-term Debt Due Within One Year was $499.7 million and $249.8 million at March 31, 2018 and December 31, 2017, respectively, an increase of $249.9 million, primarily due to the reclassification of long-term debt that will mature in January 2019.

Fuel Clause Recoveries. The balance of Fuel Clause Over Recoveries was $49.9 million and $1.7 million at March 31, 2018 and December 31, 2017, respectively, an increase of $48.2 million, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $46.5 million and $28.5 million at March 31, 2018 and December 31, 2017, respectively, an increase of $18.0 million, or 63.2 percent, primarily due to amounts owed to customers.

Cash Flows

	Three Months Ended
	March 31,		2018 vs. 2017
(In millions)	2018	2017	$ Change	% Change
Net cash provided from operating activities	$145.8	$64.4	$81.4	*
Net cash used in investing activities	$(137.4)	$(219.9)	$82.5	(37.5)%
Net cash (used in) provided from financing activities	$(8.4)	$155.5	$(163.9)	*
* Change is greater than 100 percent variance.

Operating Activities

The increase of $81.4 million in net cash provided from operating activities during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to increased amounts received from customers, partially offset by an increase in vendor payments and an increase in interest, net of amounts capitalized.

Investing Activities

The decrease of $82.5 million, or 37.5 percent, in net cash used in investing activities during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to a decrease in capital expenditures related to environmental and reliability projects.

Financing Activities

The decrease of $163.9 million in net cash provided from financing activities during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the issuance of long-term debt in March 2017, partially offset by changes in cash advances with parent and lower dividends paid on common stock.

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

Capital Expenditures

OG&E's estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2018 through 2022 are discussed in detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2017 Form 10-K. Additional capital expenditures beyond those identified in OG&E's 2017 Form 10-K, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt and funds received from OGE Energy (from proceeds from the sales of OGE Energy's common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OG&E utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

At March 31, 2018, there was $129.3 million in advances to OGE Energy compared to $112.5 million at December 31, 2017. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2022. OG&E has a $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. The following table highlights OG&E's short-term debt activity as of March 31, 2018.

(In millions)	March 31, 2018
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	0.95%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

In March 2017, OG&E entered into an unsecured five-year $450.0 million revolving credit agreement. The facility contained an option, which could be exercised up to two times, to extend the term of the facility for an additional year. Effective March 9, 2018, OG&E utilized one of those extensions to extend the maturity of its credit facility from March 8, 2022 to March 8, 2023.

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2017 and ending December 31, 2018. See Note 9 in "Item 1. Financial Statements" for further discussion of OG&E's short-term debt activity.

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $300.0 million of long-term debt during the second half of 2018, depending on market conditions, for general corporate purposes, including to repay short or long-term debt and to fund ongoing capital expenditures and working capital.

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

On March 5, 2018, S&P Global Ratings revised the rating outlooks on OGE Energy and OG&E from stable to negative. S&P Global Ratings indicated that the revised outlooks reflect the limited cushion in company financial measures, which incorporate higher capital spending plans and the effects of tax reform, and uncertainty regarding regulatory risk. The revised outlooks did not trigger any collateral requirements or change fees under the revolving credit agreements.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, depreciable lives of property, plant and equipment, regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2017 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows. See Notes 11 and 12 in "Item 1. Financial Statements" for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards. These environmental laws and regulations are also discussed in detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2017 Form 10-K.

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

OG&E's strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As described in Note 12 in "Item 1. Financial Statements," the OCC has approved OG&E's decision to install Dry Scrubbers at the Sooner units. As of March 31, 2018, OG&E has invested $416.0 million in the Dry Scrubbers and $16.1 million in the Muskogee gas conversion.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the U.S. (including Oklahoma) to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of March 31, 2018, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of March 31, 2018, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

Nonetheless, OG&E’s current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in Note 12 in "Item 1. Financial Statements" under "Pending Regulatory Matters," OG&E's plan to comply with the EPA’s MATS rule and Regional Haze Rule FIP includes converting two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E’s deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed mid to late 2018. More detail regarding the ECP can be found in Note 12 in "Item 1. Financial Statements."

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

In 2015, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. The rule is currently being appealed at the D.C. Circuit Court of Appeals. OG&E is monitoring other regulatory developments relating to this rule, none of which appear to be material to OG&E at this time. OG&E is in compliance with this rule at this time.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 11 in "Item 1. Financial Statements."

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E's 2017 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under "Environmental Laws and Regulations" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2017 Form 10-K, which are incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
10.01
Letter of extension dated as of March 9, 2018 for OG&E's and OGE Energy's credit agreements dated as of March 8, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Syndication Agent, Mizuho Bank, Ltd., MUFG Union Bank, N.A., Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, the Lenders thereto, and OG&E and OGE Energy, for their respective credit facility.

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

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By:	/s/ Sarah R. Stafford
Sarah R. Stafford
Controller and Chief Accounting Officer
(On behalf of the Registrant and in her capacity as Chief Accounting Officer)

May 2, 2018