Form 10-Q
period 2018-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2018-08-09
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

At June 30, 2018, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
OPERATING REVENUES
Revenues from contracts with customers	$547.7	$—	$1,025.6	$—
Other revenues	19.3	—	34.1	—
Operating revenues	567.0	586.4	1,059.7	1,042.4
COST OF SALES	208.7	232.1	419.2	440.8
OPERATING EXPENSES
Other operation and maintenance	123.5	114.7	243.2	239.4
Depreciation and amortization	80.9	73.7	159.7	128.4
Taxes other than income	21.6	20.2	44.3	42.5
Operating expenses	226.0	208.6	447.2	410.3
OPERATING INCOME	132.3	145.7	193.3	191.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.3	8.5	13.3	15.4
Other net periodic benefit income (expense)	0.8	(1.8)	2.1	(3.2)
Other income	3.5	7.7	6.6	14.1
Other expense	(0.6)	(0.6)	(1.4)	(1.0)
Net other income	10.0	13.8	20.6	25.3
INTEREST EXPENSE
Interest on long-term debt	39.7	38.6	79.3	74.1
Allowance for borrowed funds used during construction	(2.8)	(4.1)	(6.5)	(7.4)
Interest on short-term debt and other interest charges	2.3	1.1	3.7	2.5
Interest expense	39.2	35.6	76.5	69.2
INCOME BEFORE TAXES	103.1	123.9	137.4	147.4
INCOME TAX EXPENSE	11.1	37.7	14.1	45.0
NET INCOME	$92.0	$86.2	$123.3	$102.4
Other comprehensive income (loss), net of tax	—	—	—	—
COMPREHENSIVE INCOME	$92.0	$86.2	$123.3	$102.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123.3	$102.4
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	159.7	128.4
Deferred income taxes and investment tax credits, net	25.1	46.5
Allowance for equity funds used during construction	(13.3)	(15.4)
Stock-based compensation expense	2.1	1.8
Regulatory assets	(1.6)	(15.6)
Regulatory liabilities	1.9	(0.2)
Other assets	7.9	(1.0)
Other liabilities	(3.6)	3.7
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(54.0)	(39.0)
Fuel, materials and supplies inventories	0.1	1.0
Fuel recoveries	37.0	(56.1)
Other current assets	22.2	8.0
Accounts payable	(44.0)	3.1
Income taxes payable - parent	(16.4)	4.2
Other current liabilities	51.8	(37.4)
Net cash provided from operating activities	298.2	134.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(273.8)	(491.1)
Proceeds from sale of assets	—	0.3
Net cash used in investing activities	(273.8)	(490.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	—	(65.0)
Proceeds from long-term debt	—	296.5
Increase in long-term revolver	—	160.0
Payment of long-term debt	—	(0.1)
Changes in advances with parent	(24.4)	(35.0)
Net cash (used in) provided from financing activities	(24.4)	356.4
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2018	2017
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.0 and $1.5, respectively	$221.2	$188.5
Accrued unbilled revenues	87.8	66.5
Advances to parent	153.3	112.5
Fuel inventories	81.1	84.3
Materials and supplies, at average cost	130.3	80.8
Other	26.4	48.6
Total current assets	700.1	581.2
OTHER PROPERTY AND INVESTMENTS	5.8	5.9
PROPERTY, PLANT AND EQUIPMENT
In service	11,538.5	11,035.1
Construction work in progress	566.0	867.5
Total property, plant and equipment	12,104.5	11,902.6
Less accumulated depreciation	3,637.5	3,568.8
Net property, plant and equipment	8,467.0	8,333.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	270.2	283.0
Other	4.7	51.7
Total deferred charges and other assets	274.9	334.7
TOTAL ASSETS	$9,447.8	$9,255.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2018	2017
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$149.1	$216.8
Customer deposits	82.5	80.7
Accrued taxes	41.8	41.5
Accrued interest	44.0	44.0
Accrued compensation	27.4	25.6
Long-term debt due within one year	499.9	249.8
Fuel clause over recoveries	38.7	1.7
Other	76.3	28.5
Total current liabilities	959.7	688.6
LONG-TERM DEBT	2,500.4	2,749.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	105.0	110.3
Deferred income taxes	864.9	832.2
Regulatory liabilities	1,296.1	1,283.4
Other	140.6	135.8
Total deferred credits and other liabilities	2,406.6	2,361.7
Total liabilities	5,866.7	5,799.9
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,029.3	1,027.2
Retained earnings	2,551.8	2,428.5
Total stockholder's equity	3,581.1	3,455.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,447.8	$9,255.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7
Net income	—	—	—	123.3	123.3
Stock-based compensation	—	—	2.1	—	2.1
Balance at June 30, 2018	40.4	$100.9	$928.4	$2,551.8	$3,581.1

Balance at December 31, 2016	40.4	$100.9	$923.2	$2,228.0	$3,252.1
Net income	—	—	—	102.4	102.4
Stock-based compensation	—	—	1.7	—	1.7
Balance at June 30, 2017	40.4	$100.9	$924.9	$2,330.4	$3,356.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

OG&E's significant accounting policies are detailed in "Note 1. Summary of Significant Accounting Policies" in OG&E's 2017 Form 10-K. Changes to OG&E's accounting policies as a result of adopting ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," are discussed in Note 3 in this Form 10-Q.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at June 30, 2018 and December 31, 2017, the results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2018 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2017 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	June 30,	December 31,
(In millions)	2018	2017
REGULATORY ASSETS
Current:
Oklahoma demand program rider under recovery (A)	$16.7	$31.6
SPP cost tracker under recovery (A)	0.8	7.7
Other (A)	2.2	1.5
Total current regulatory assets	$19.7	$40.8
Non-current:
Benefit obligations regulatory asset	$171.9	$177.2
Deferred storm expenses	39.0	42.2
Smart Grid	29.3	32.8
Unamortized loss on reacquired debt	11.8	12.3
Other	18.2	18.5
Total non-current regulatory assets	$270.2	$283.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$38.7	$1.7
Other (B)	2.5	2.2
Total current regulatory liabilities	$41.2	$3.9
Non-current:
Income taxes refundable to customers, net	$944.2	$955.5
Accrued removal obligations, net	300.2	288.4
Pension tracker	44.4	32.3
Other	7.3	7.2
Total non-current regulatory liabilities	$1,296.1	$1,283.4

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

Management continuously monitors the future recoverability of regulatory assets. When in management's judgment future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate. If OG&E were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets or liabilities, which could have significant financial effects.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation.

Amounts for the three and six months ended June 30, 2017 have been adjusted for the reclassification of net periodic benefit cost components between Other Operation and Maintenance and Other Net Periodic Benefit Income (Expense) on OG&E's Condensed Statements of Income to be consistent with the 2018 presentation due to OG&E's adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

2.	Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." OG&E adopted this standard in the first quarter of 2018 utilizing the modified retrospective transition method and applied the new standard only to contracts that were not completed at the date of initial application. OG&E determined it was not necessary to change the timing or amounts of revenue recognized based on the adoption of Topic 606. Therefore, financial statement amounts in the period of adoption have not changed under Topic 606 as compared with the guidance that was in effect before the adoption of Topic 606. The adoption did change financial statement presentation as Operating Revenues are now separated between Revenues from Contracts with Customers and Other Revenues on the 2018 Condensed Statement of Income.

In addition, gains and losses associated with OG&E's guaranteed flat bill program that were previously included in Net Other Income on the Condensed Statements of Income are now presented as Revenues from Contracts with Customers since the gains and losses are included within the transaction price in the contract under Topic 606. Operating Revenues presented on the 2017 Condensed Statement of Income did not change from prior year. Alternative revenue programs are scoped out of Topic 606, as these programs are considered agreements between an entity and a regulator, not contracts between an entity and a customer; therefore, OG&E now presents revenues from alternative revenue programs separately from revenues from contracts with customers. Further discussion regarding OG&E's revenue recognition as well as additional disclosures resulting from the adoption of Topic 606 can be found in Note 3.

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

Issued Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition method options include application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date, with a cumulative-effect adjustment to retained earnings in the period of adoption. OG&E is evaluating its current lease contracts and currently intends to take the package of practical expedients allowing entities to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. OG&E has not quantified the impact on its Condensed Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases." Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December 2018. OG&E currently intends to elect this practical expedient during its adoption of Topic 842 and does not plan to evaluate existing easement contracts under Topic 842, if these contracts have not previously been accounted for under Topic 840.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides the following additional amendments to ASU 2016-02: (i) entities can elect to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and (ii) lessors can elect a practical expedient, by class of underlying asset, to account for nonlease components and the associated lease component as a single component, if the nonlease component otherwise would be accounted for under Topic 606 and certain conditions, as described in ASU 2018-11, are met. If an entity elects the additional (and optional) transition method, the entity will provide the required Topic 840 disclosures for all periods that continue to be reported under Topic 840. ASU 2018-11 is effective for fiscal years beginning after December 2018. OG&E is reviewing potential impacts of ASU 2018-11 and currently intends to elect the transition method provided by the guidance allowing for initial application at the adoption date.

3.	Revenue Recognition

Revenue from Contracts with Customers

General

OG&E recognizes revenue from electric sales when power is delivered to customers. The performance obligation to deliver electricity is generally created and satisfied simultaneously, and the provisions of the regulatory-approved tariff determine the charges OG&E may bill the customer, payment due date and other pertinent rights and obligations of both parties. OG&E reads its customers' meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Condensed Balance Sheets and in Revenues from Contracts with Customers on the Condensed Statements of Income based on estimates of usage and prices during the period. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Integrated Market and Transmission

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

OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. Sales are billed based on the fixed transaction price determined by the market at the time of the sale and the MWh quantity purchased. These results are reported as Revenues from Contracts with Customers or Cost of Sales in the Condensed Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

OG&E's transmission revenues are generated by the use of OG&E's transmission network by the SPP, which operates the network, on behalf of other transmission owners. OG&E recognizes revenue on the sale of transmission service to its customers over time as the service is provided in the amount OG&E has a right to invoice. Transmission service to the SPP is billed monthly based on a fixed transaction price determined by OG&E's FERC-approved formula transmission rates along with other SPP-specific charges and the megawatt quantity reserved.

Disaggregated Revenue

The following table disaggregates OG&E's revenues from contracts with customers by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "Results of Operations" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	June 30, 2018
(In millions)	Three Months Ended	Six Months Ended
Residential	$217.3	$413.5
Commercial	152.4	270.2
Industrial	47.7	89.4
Oilfield	37.7	71.5
Public authorities and street light	51.1	92.8
System sales revenues	506.2	937.4
Provision for rate refund	(16.5)	(19.7)
Integrated market	13.1	21.8
Transmission	40.2	76.0
Other	4.7	10.1
Revenues from contracts with customers	$547.7	$1,025.6

Other Revenues

Revenues from Alternative Revenue Programs

Other Revenues on the Condensed Statements of Income is comprised of certain rider revenue that includes alternative revenue measures as defined in ASC 980, "Regulated Operations," which details two types of alternative revenue programs. The first type adjusts billings for the effects of weather abnormalities or broad external factors or to compensate OG&E for demand-side management initiatives (i.e., no-growth plans and similar conservation efforts). The second type provides for additional billings (i.e., incentive awards) for the achievement of certain objectives, such as reducing costs, reaching specified milestones or demonstratively improving customer service. Once the specific events permitting billing of the additional revenues under either program type have been completed, OG&E recognizes the additional revenues if (i) the program is established by an order from OG&E's regulatory commission that allows for automatic adjustment of future rates; (ii) the amount of additional revenues for the period is objectively determinable and is probable of recovery; and (iii) the additional revenues will be collected within 24 months following the end of the annual period in which they are recognized.

4.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $33.9 million and $33.1 million during the three months ended June 30, 2018 and 2017, respectively, and $67.6 million and $67.7 million during the six months ended June 30, 2018 and 2017, respectively. OGE Energy charges operating costs to OG&E based on several factors, and operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Operating revenues:
Electricity to power electric compression assets	$3.6	$3.3	$7.6	$5.5
Cost of sales:
Natural gas transportation services	$8.8	$8.8	$17.5	$17.5
Natural gas purchases (sales)	$2.2	$(0.4)	$2.5	$(0.8)

During the six months ended June 30, 2018 and 2017, OG&E declared no dividends to OGE Energy.

5.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which is classified as Level 3 in the fair value hierarchy as its fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$2,855.2	$3,101.4	$2,854.3	$3,242.8
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4
Tinker Debt	$9.7	$9.1	$9.7	$9.8

6.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2018 and 2017 related to OGE Energy performance units and restricted stock for OG&E employees.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Performance units:
Total shareholder return	$0.8	$0.7	$1.5	$1.3
Earnings per share	0.4	0.3	0.6	0.5
Total performance units	1.2	1.0	2.1	1.8
Restricted stock	—	—	—	—
Total compensation expense	$1.2	$1.0	$2.1	$1.8
Income tax benefit	$0.3	$0.4	$0.5	$0.7

During the three and six months ended June 30, 2018, OGE Energy issued an immaterial number of shares of new common stock to OG&E employees pursuant to OGE Energy's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

7.	Income Taxes

As previously discussed in OG&E's 2017 Form 10-K, the 2017 Tax Act was signed into law in December 2017, reducing the corporate federal tax rate from 35 percent to 21 percent for tax years beginning in 2018. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized and settled. Entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. At December 31, 2017, as a result of remeasuring existing deferred taxes at the lower 21 percent tax rate, OG&E reduced net deferred income tax liabilities and increased regulatory liabilities. As of June 30, 2018, OG&E's regulatory liability for income taxes refundable to customers, net was $1.028 billion, as a result of the change in the corporate federal tax rate.

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

As a result of the 2017 Tax Act, in early January 2018: (i) the OCC ordered OG&E to record a reserve, including accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates were adjusted to reflect the federal tax savings; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act until the resulting benefits, including carrying charges, are returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. For Oklahoma jurisdictional revenues, OG&E has reserved the excess income taxes collected in current rates, plus interest, from January 2018 to June 2018, which was refunded to Oklahoma customers, as approved by the OCC, during the July 2018 billing cycle. For Arkansas jurisdictional revenues, OG&E is reserving the excess income taxes collected in current rates, plus carrying charges, from January 2018 to the effective date of the rider based on an order received from the APSC. For FERC jurisdictional revenues, OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date the new tax rate is reflected in billings based on an order received from the FERC. Further, for Oklahoma, Arkansas and FERC jurisdictional revenues, OG&E is also reserving any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act. As of June 30, 2018, the total recorded reserve was $32.8 million, which is included in Other Current Liabilities on OG&E's Condensed Balance Sheets. Further discussion can be found in Note 12.

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

At June 30, 2018, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

SERIES			DATE DUE	AMOUNT
				(In millions)
1.06%	-	2.00%	Garfield Industrial Authority, January 1, 2025	$47.0
1.05%	-	1.83%	Muskogee Industrial Authority, January 1, 2025	32.4
1.06%	-	1.86%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

At June 30, 2018, there was $153.3 million in advances to OGE Energy compared to $112.5 million at December 31, 2017. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. At June 30, 2018, there were no intercompany borrowings under this agreement. At June 30, 2018, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 0.95 percent. There were no outstanding commercial paper borrowings at June 30, 2018.

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

10.	Retirement Plans and Postretirement Benefit Plans

Net Periodic Benefit Cost

OG&E adopted ASU 2017-07 in the first quarter of 2018 and, as a result, presents the service cost component of net benefit cost in operating income and the other components of net benefit cost as non-operating within its Condensed Statements of Income. Further, as required by ASU 2017-07, OG&E adjusted prior year income statement presentation of the net benefit cost components, which were previously presented in total within Other Operation and Maintenance on OG&E's Condensed Statements of Income. OG&E elected the practical expedient allowed by ASU 2017-07 to utilize amounts disclosed in OG&E's retirement plans and postretirement benefit plans note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements.

The following tables present the net periodic benefit cost components, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the Condensed Financial Statements. Service cost is presented within Other Operation and Maintenance, and interest cost, expected return on plan assets, amortization of net loss and amortization of unrecognized prior service cost are presented within Other Net Periodic Benefit Income (Expense) on OG&E's Condensed Statements of Income.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2018 (A)	2017 (A)	2018 (B)	2017 (B)	2018 (A)	2017 (A)	2018 (B)	2017 (B)
Service cost	$2.3	$2.4	$5.0	$5.1	$0.1	$—	$0.1	$—
Interest cost	4.3	4.9	8.7	9.7	0.1	0.1	0.1	0.1
Expected return on plan assets	(8.4)	(8.1)	(16.9)	(16.4)	—	—	—	—
Amortization of net loss	3.1	3.5	6.1	6.5	0.2	0.1	0.3	0.2
Total net periodic benefit cost	1.3	2.7	2.9	4.9	0.4	0.2	0.5	0.3
Plus: Amount allocated from OGE Energy	0.5	—	1.0	—	0.2	—	0.3	—
Net periodic benefit cost	$1.8	$2.7	$3.9	$4.9	$0.6	$0.2	$0.8	$0.3

(A)	In addition to the $2.4 million and $2.9 million of net periodic benefit cost recognized during the three months ended June 30, 2018 and 2017, respectively, OG&E recognized the following:

•
an increase in pension expense during the three months ended June 30, 2018 and 2017 of $3.8 million and $2.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the three months ended June 30, 2017 of $2.3 million related to the Arkansas jurisdictional portion of the pension settlement charge of $22.4 million in 2013.
(B) In addition to the $4.7 million and $5.2 million of net periodic benefit cost recognized during the six months ended June 30, 2018 and 2017, respectively, OG&E recognized the following:

•
an increase in pension expense during the six months ended June 30, 2018 and 2017 of $7.8 million and $5.8 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the six months ended June 30, 2017 of $2.3 million related to the Arkansas jurisdictional portion of the pension settlement charge of $22.4 million in 2013.

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018 (B)	2017 (B)	2018 (C)	2017 (C)
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	1.1	1.6	2.1	3.3
Expected return on plan assets	(0.4)	(0.5)	(0.9)	(1.0)
Amortization of net loss	0.9	0.2	1.9	0.8
Amortization of unrecognized prior service cost (A)	(1.6)	—	(3.1)	—
Total net periodic benefit cost	$—	$1.4	$0.1	$3.3
Plus: Amount allocated from OGE Energy	(0.1)	—	(0.3)	—
Net periodic benefit cost	$(0.1)	$1.4	$(0.2)	$3.3

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.1 million of net periodic benefit income and $1.4 million of net periodic benefit cost recognized during the three months ended June 30, 2018 and 2017, respectively, OG&E recognized an increase in postretirement medical expense in the three months ended June 30, 2018 and 2017 of $2.2 million and $1.0 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $0.2 million of net periodic benefit income and $3.3 million of net periodic benefit cost recognized during the six months ended June 30, 2018 and 2017, respectively, OG&E recognized an increase in postretirement medical expense in the six months ended June 30, 2018 and 2017 of $4.3 million and $2.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

As required by ASU 2017-07, OG&E only capitalizes the service cost component of net benefit cost, beginning in the first quarter of 2018. Prior year capitalized amounts were not adjusted, as this change was implemented on a prospective basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Capitalized portion of net periodic pension benefit cost	$0.8	$1.0	$1.6	$1.8
Capitalized portion of net periodic postretirement benefit cost	$0.1	$0.5	$0.1	$1.1

11.	Commitments and Contingencies

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed in late 2018 to early 2019. More detail regarding the ECP can be found in Note 12 under "Pending Regulatory Matters."

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

Except as set forth below, the circumstances set forth in Note 13 to OG&E's Financial Statements included in OG&E's 2017 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters. References to "March 2017 OCC rate order" below and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" indicate the general rate review order OG&E received from the OCC on March 20, 2017, as detailed further in "Note 13. Rate Matters and Regulation" in OG&E's 2017 Form 10-K.

Completed Regulatory Matters

Oklahoma Rate Review Filing - 2018

On January 16, 2018, OG&E filed a general rate review in Oklahoma, requesting a rate increase of $1.9 million per year, assuming a 9.9 percent return on equity. The filing sought recovery of the seven combustion turbines that are part of the Mustang Modernization Plan, an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and credit to customers for the impacts of the 2017 Tax Act, which was enacted on December 22, 2017.

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for an immediate refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in the rate review. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order. OG&E has reserved the excess income taxes collected in current rates and any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, plus interest, from January 2018 through June 2018.

On June 19, 2018, the OCC approved a Joint Stipulation and Settlement Agreement. Key terms of the settlement include the following:

•
an annual net decrease of $64.0 million in OG&E's rates to its Oklahoma retail customers, which reflects recovery of the Mustang Modernization Plan, offset by reductions for the impact of the lower corporate income taxes resulting from the 2017 Tax Act;

•
for purposes of calculating the Allowance for Funds Used During Construction and OG&E's various recovery riders that include a full return component, use of the most-recently approved return on equity of 9.5 percent and a capital structure of 47 percent debt/53 percent equity;

•	depreciation rates remain unchanged from the current depreciation rates approved in the March 2017 OCC rate order;

•
regulatory asset treatment for the Dry Scrubbers at Sooner Units 1 and 2 that will defer the non-fuel operation and maintenance expenses, depreciation, debt cost associated with the capital investment and related ad valorem taxes, subject to a prudence review in a future general rate review and a determination as to whether the project is used and useful;

•	production tax credits will be removed from base rates and placed into a separate rider;

•
a federal tax credit rider will be established to refund to customers the amount of excess taxes received from January to June 2018, as discussed above, and the ongoing annual true up of excess accumulated deferred income taxes resulting from the reduction in corporate income tax rates as part of the 2017 Tax Act (further discussed in Note 7); and

•	the demand program rider tariff will be revised to allow for concurrent recovery of lost revenues from foregone sales due to certain achieved energy efficiency and demand savings.

As a result of the settlement, new rates were implemented on July 1, 2018, reflecting the impacts of the order, and the tax reserve balance estimated for January 2018 through June 2018 was returned to Oklahoma customers during the July billing cycle.

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates from the March 2017 OCC rate order, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff regarding recovery of certain lost revenues associated with energy efficiency programs incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $16.7 million as disclosed in Note 1. This dispute was resolved through the June 19, 2018 OCC settlement; as a result, the reserve has been reversed, and an adjustment has been recorded to the Demand Program Rider regulatory asset balance.

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 7, 2018, an intervenor filed a recommendation to disallow the Oklahoma jurisdictional portion of $3.3 million related to wind sales in the SPP. On April 4, 2018, a Joint Stipulation and Settlement Agreement was filed with the OCC. As part of the agreement, the stipulating parties settled all claims regarding the issue of wind energy settlement costs for the period September 2016 through May 2017, and OG&E agreed to refund $2.4 million to customers related to wind sales in the SPP. On April 25, 2018, the OCC approved the Joint Stipulation and Settlement Agreement, and in May 2018, OG&E refunded this settlement amount to customers.

FERC - Request for Waiver

On May 22, 2018, OG&E submitted a request for waiver of applicable formula rate provisions in OG&E's Open Access Transmission Tariff and SPP, Inc.'s Open Access Transmission Tariff. OG&E requested a waiver, effective January 1, 2018, to revise its 2018 projected net revenue requirement to reflect the federal corporate income tax rate reduction from 35 percent to 21 percent as a result of the 2017 Tax Act. On June 29, 2018, the FERC granted OG&E's request for waiver, effective January 1, 2018, which will allow OG&E to lower its current year projected net revenue requirement and provide benefits to customers through lower rates more promptly than if OG&E were to wait until the current year true-up adjustment to recognize the reduced federal corporate income tax rate. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date the new tax rate is reflected in billings based on the order received from the FERC. Once the SPP adjusts the rates billed to OG&E's customers, OG&E will begin reversing the reserve as the previous months in 2018 are resettled based on the lower tax rate.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis, within 30 days of this order, of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. On July 26, 2018, the APSC ordered OG&E to file, within 30 days of this order, a separate rider that includes the reduction in tax expense due to the 2017 Tax Act and amortization of the applicable excess accumulated deferred income taxes as a reduction in revenue requirement effective from January 1, 2018 to the date that OG&E's first year Formula Rate Plan filing goes into effect in April 2019. OG&E is reserving the excess income taxes collected in current rates and any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, plus carrying charges, from January 2018 to the effective date of the rider.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application under Oklahoma Statute Title 17, Section 286 (B) with the OCC for approval of its plan to comply with the EPA's MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP and for a recovery mechanism for the associated costs. The ECP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan and approval for a recovery mechanism for the associated costs.
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

Two parties appealed the OCC's decision to the Oklahoma Supreme Court. On April 24, 2018, the Oklahoma Supreme Court ruled that the OCC did not have the authority to grant pre-approval of OG&E's Dry Scrubber project outside the authority of Oklahoma Statute Title 17, Section 286 (B). OG&E intends to seek recovery of the Dry Scrubber total cost in a general rate review after the project is completed.

OG&E anticipates the total cost of Dry Scrubbers will be $542.4 million, including allowance for funds used during construction and capitalized ad valorem taxes and expects the project to be completed in late 2018 to early 2019. As of June 30, 2018, OG&E has invested $451.6 million in the Dry Scrubbers. OG&E anticipates the total cost for the Mustang Modernization Plan will be $385.0 million, including allowance for funds used during construction and capitalized ad valorem taxes. As of June 30, 2018, OG&E has invested $376.3 million in the Mustang Modernization Plan. All seven combustion turbines have been placed into service, and a majority of the project is complete, with only minor items remaining for completion in the second half of 2018.

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

In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act, including the 2017 Tax Act's impact on accumulated deferred income tax balances. OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date the new tax rate is reflected in billings based on the order received from the FERC, as discussed under "FERC - Request for Waiver" above. Further, OG&E is also reserving any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act.

Fuel Adjustment Clause Review for Calendar Year 2017

On July 9, 2018, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2017, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. A preliminary hearing on procedural issues was held on July 19, 2018. OG&E expects to file its Minimum Filing Requirements and Supporting Testimony on September 7, 2018.

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

Summary of Operating Results

Three Months Ended June 30, 2018 as compared to Three Months Ended June 30, 2017

OG&E reported net income of $92.0 million and $86.2 million during the three months ended June 30, 2018 and 2017, respectively, an increase of $5.8 million, or 6.7 percent, primarily due to higher gross margin (exclusive of the reserve for tax refund, which was offset by lower income tax expense), partially offset by higher operation and maintenance expense, higher depreciation and amortization expense, lower other income and higher interest expense.

Six Months Ended June 30, 2018 as compared to Six Months Ended June 30, 2017

OG&E reported net income of $123.3 million and $102.4 million during the six months ended June 30, 2018 and 2017, respectively, an increase of $20.9 million, or 20.4 percent, primarily due to higher gross margin (exclusive of the reserve for tax refund, which was offset by lower income tax expense), partially offset by higher depreciation and amortization expense primarily due to a reduction in depreciation expense recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, higher interest expense and lower other income.

Recent Developments and Regulatory Matters

As a result of the 2017 Tax Act, in early January 2018: (i) the OCC ordered OG&E to record a reserve, including accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates were adjusted to reflect the federal tax savings; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act until the resulting benefits, including carrying charges, are returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. For Oklahoma jurisdictional revenues, OG&E has reserved the excess income taxes collected in current rates, plus interest, from January 2018 to June 2018, which was refunded to Oklahoma customers, as approved by the OCC, during the July 2018 billing cycle. For Arkansas jurisdictional revenues, OG&E is reserving the excess income taxes collected in current rates, plus carrying charges, from January 2018 to the effective date of the rider based on an order received from the APSC. For FERC jurisdictional revenues, OG&E is reserving the excess income taxes collected in current rates, plus interest, from January 2018 to the date the new tax rate is reflected in billings based on an order received from the FERC. Further, for Oklahoma, Arkansas and FERC jurisdictional revenues, OG&E is also reserving any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act. Further discussion can be found in Note 12 within "Item 1. Financial Statements."

In January 2018, OG&E filed a general rate review in Oklahoma, seeking recovery of the seven combustion turbines that are part of the Mustang Modernization Plan, requesting an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and crediting customers for the impacts of the 2017 Tax Act. In June 2018, the OCC approved a Joint Stipulation and Settlement Agreement. Key terms of the settlement are detailed in Note 12 within "Item 1. Financial Statements." As a result of the settlement, new rates were implemented on July 1, 2018, reflecting the impacts of the order, and the tax reserve balance estimated for January 2018 through June 2018 was returned to Oklahoma customers during the July billing cycle.

2018 Outlook

OG&E's 2018 earnings guidance is projected to be at the top end of the previously issued earnings range of approximately $286 million to $306 million of net income due to the favorable weather experienced during the second quarter of 2018 and assuming normal weather patterns for the remainder of the year. See OG&E's 2017 10-K and Form 10-Q for the quarter ended March 31, 2018 for other key factors and assumptions underlying its 2018 earnings guidance.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2018 and 2017, see "Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and six months ended June 30, 2018 as compared to the same periods in 2017 and OG&E's financial position at June 30, 2018. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2018	2017	2018	2017
Operating revenues	$567.0	$586.4	$1,059.7	$1,042.4
Cost of sales	208.7	232.1	419.2	440.8
Other operation and maintenance	123.5	114.7	243.2	239.4
Depreciation and amortization	80.9	73.7	159.7	128.4
Taxes other than income	21.6	20.2	44.3	42.5
Operating income	132.3	145.7	193.3	191.3
Allowance for equity funds used during construction	6.3	8.5	13.3	15.4
Other net periodic benefit income (expense)	0.8	(1.8)	2.1	(3.2)
Other income	3.5	7.7	6.6	14.1
Other expense	0.6	0.6	1.4	1.0
Interest expense	39.2	35.6	76.5	69.2
Income tax expense	11.1	37.7	14.1	45.0
Net income	$92.0	$86.2	$123.3	$102.4
Operating revenues by classification:
Residential	$226.2	$212.6	$428.3	$404.9
Commercial	158.2	152.1	280.9	276.4
Industrial	49.3	54.0	92.4	98.3
Oilfield	38.6	43.1	73.2	81.2
Public authorities and street light	53.0	54.3	96.5	98.8
Sales for resale	—	0.1	0.1	0.1
System sales revenues	525.3	516.2	971.4	959.7
Provision for rate refund	(16.5)	16.6	(19.7)	(4.2)
Integrated market	13.2	6.3	21.8	2.8
Transmission	40.2	43.4	76.0	75.4
Other	4.8	3.9	10.2	8.7
Total operating revenues	$567.0	$586.4	$1,059.7	$1,042.4
Reconciliation of gross margin to revenue:
Operating revenues	$567.0	$586.4	$1,059.7	$1,042.4
Cost of sales	208.7	232.1	419.2	440.8
Gross margin	$358.3	$354.3	$640.5	$601.6
MWh sales by classification (In millions)
Residential	2.3	2.0	4.7	4.0
Commercial	2.2	2.0	3.9	3.6
Industrial	0.9	1.0	1.8	1.8
Oilfield	0.9	0.8	1.7	1.6
Public authorities and street light	0.8	0.8	1.5	1.5
System sales	7.1	6.6	13.6	12.5
Integrated market	0.3	0.5	0.6	0.8
Total sales	7.4	7.1	14.2	13.3
Number of customers	845,244	838,163	845,244	838,163
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.338	2.842	2.475	2.831
Coal	2.058	2.188	2.028	2.142
Total fuel	2.047	2.302	2.058	2.215
Total fuel and purchased power	2.721	3.209	2.827	3.172
Degree days (A)
Heating - Actual	328	189	2,208	1,570
Heating - Normal	203	203	2,001	2,002
Cooling - Actual	776	567	786	624
Cooling - Normal	625	625	638	638

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

OG&E's net income increased $5.8 million, or 6.7 percent, and $20.9 million, or 20.4 percent, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increases were primarily due to higher gross margin (exclusive of the reserve for tax refund, which was offset by lower income tax expense), partially offset by higher operation and maintenance expense, higher depreciation and amortization expense, lower other income and higher interest expense.
Gross margin increased $4.0 million, or 1.1 percent, and $38.9 million, or 6.5 percent, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in gross margin.

	Change for
	June 30, 2018
(In millions)	Three Months Ended	Six Months Ended
Weather (price and quantity) (A)	$21.1	$35.8
Price variance (B)	1.9	20.8
Non-residential demand and related revenue	1.8	3.3
New customer growth	1.7	3.0
Industrial and oilfield sales	1.5	3.0
Wholesale transmission revenue	1.2	3.7
Other	1.1	2.1
Reserve for tax refund (C)	(26.3)	(32.8)
Change in gross margin	$4.0	$38.9

(A)
Cooling degree days increased 37 percent during the three months ended June 30, 2018. Cooling degree days increased 26 percent and heating degree days increased 41 percent during the six months ended June 30, 2018.

(B)	Increased during the six months ended June 30, 2018 primarily due to higher demand prices.

(C)	Further discussion of OG&E's reserve for tax refund in response to OCC, APSC and FERC proceedings can be found in Notes 7 and 12 in "Item 1. Financial Statements."

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $23.4 million, or 10.1 percent, and $21.6 million, or 4.9 percent, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in cost of sales.

	Change for
	June 30, 2018
(In millions)	Three Months Ended	Six Months Ended
Fuel expense (A)	$4.5	$(10.6)
Purchased power costs:
Purchases from SPP (B)	(27.4)	(13.7)
Wind	1.7	1.7
Cogeneration	(2.8)	(2.1)
Other	0.1	0.2
Transmission expense (C)	0.5	2.9
Change in cost of sales	$(23.4)	$(21.6)

(A)
Increase in fuel expense during the three months ended June 30, 2018 was primarily due to increased utilization of company-owned generation. Decrease in fuel expense during the six months ended June 30, 2018 was primarily due to decreased utilization of company-owned generation.

(B)
Decrease of $27.4 million in the cost of purchases from the SPP for the three months ended June 30, 2018 was due to an 8.3 percent decrease in MWhs purchased and a 29.1 percent decrease in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $8.8 million, or 7.7 percent, and $3.8 million, or 1.6 percent, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in other operation and maintenance expense.

	Change for
	June 30, 2018
(In millions)	Three Months Ended	Six Months Ended
Payroll and benefits (A)	$7.3	$10.6
Other	2.3	(3.4)
Vegetation management	1.7	5.0
Contract technical and construction services (B)	(2.5)	(8.4)
Change in other operation and maintenance expense	$8.8	$3.8

(A)	Increased primarily due to annual salary increases and an increase in incentive compensation.

(B)	Decreased primarily due to the timing of normal plant maintenance.

Depreciation and amortization expense increased $31.3 million, or 24.4 percent, during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to a reduction in depreciation expense of approximately $20.0 million recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, and additional assets being placed into service.

Allowance for equity funds used during construction decreased $2.2 million, or 25.9 percent, and $2.1 million, or 13.6 percent, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit income increased $2.6 million and $5.3 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to amortization of unrecognized prior service cost.

Other income decreased $4.2 million, or 54.5 percent, and $7.5 million, or 53.2 percent, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction and a decrease in guaranteed flat bill margins, which are now included in gross margin.

Allowance for borrowed funds used during construction decreased $1.3 million, or 31.7 percent, during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Interest on short-term debt and other interest charges increased $1.2 million during the three months ended June 30, 2018 and $1.2 million, or 48.0 percent, during the six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to interest accrued on reserved transmission revenues during 2018 as a result of the 2017 Tax Act, partially offset by decreased interest expense on notes payable and commercial paper.

Income tax expense decreased $26.6 million, or 70.6 percent, and $30.9 million, or 68.7 percent, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to a reduction in the corporate federal tax rate, an increase in the amortization of net unfunded deferred taxes, an increase in state tax credit generation and lower pre-tax income.
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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $309.0 million and $255.0 million at June 30, 2018 and December 31, 2017, respectively, an increase of $54.0 million, or 21.2 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in June 2018 as compared to December 2017.

Advances to Parent. The balance of Advances to Parent was $153.3 million and $112.5 million at June 30, 2018 and December 31, 2017, respectively, an increase of $40.8 million, or 36.3 percent, primarily due to an increase of cash from customers, partially offset by daily operational expenses and capital expenditures.

Materials and Supplies, at Average Cost. The balance of Materials and Supplies, at Average Cost was $130.3 million and $80.8 million at June 30, 2018 and December 31, 2017, respectively, an increase of $49.5 million, or 61.3 percent, primarily due to increased inventory related to long-term service agreements.

Other Current Assets. The balance of Other Current Assets was $26.4 million and $48.6 million at June 30, 2018 and December 31, 2017, respectively, a decrease of $22.2 million, or 45.7 percent, primarily due to increased collections from customers associated with various rate riders.

Accounts Payable. The balance of Accounts Payable was $149.1 million and $216.8 million at June 30, 2018 and December 31, 2017, respectively, a decrease of $67.7 million, or 31.2 percent, primarily due to the timing of vendor payments.

Long-Term Debt Due Within One Year. The balance of Long-Term Debt Due Within One Year was $499.9 million and $249.8 million at June 30, 2018 and December 31, 2017, respectively, an increase of $250.1 million, primarily due to the reclassification of long-term debt that will mature in January 2019.

Fuel Clause Recoveries. The balance of Fuel Clause Over Recoveries was $38.7 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively, an increase of $37.0 million, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $76.3 million and $28.5 million at June 30, 2018 and December 31, 2017, respectively, an increase of $47.8 million primarily due to amounts owed to customers, including the reserve for tax refund resulting from the 2017 Tax Act.

Cash Flows

	Six Months Ended
	June 30,		2018 vs. 2017
(Dollars in millions)	2018	2017	$ Change	% Change
Net cash provided from operating activities	$298.2	$134.4	$163.8	*
Net cash used in investing activities	$(273.8)	$(490.8)	$217.0	(44.2)%
Net cash (used in) provided from financing activities	$(24.4)	$356.4	$(380.8)	*
* Change is greater than 100 percent variance.

Operating Activities

The increase of $163.8 million in net cash provided from operating activities during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to increased amounts received from customers and a decrease in vendor payments, partially offset by an increase in interest expense, net of amounts capitalized.

Investing Activities

The decrease of $217.0 million, or 44.2 percent, in net cash used in investing activities during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to a decrease in capital expenditures related to environmental and reliability projects.

Financing Activities

The decrease of $380.8 million in net cash provided from financing activities during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to the issuance of long-term debt in March 2017 and a decrease in long-term borrowings under OG&E's revolving credit agreement in 2018, partially offset by lower dividends paid on common stock.

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

Short-Term Debt and Credit Facility

At June 30, 2018, there was $153.3 million in advances to OGE Energy compared to $112.5 million at December 31, 2017. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. OG&E has a $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. The following table highlights OG&E's short-term debt activity as of June 30, 2018.

(Dollars in millions)	June 30, 2018
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	0.95%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

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

Expected Issuance of Long-Term Debt

OG&E expects to issue up to $400.0 million of long-term debt during the second half of 2018, depending on market conditions, for general corporate purposes, including to repay short or long-term debt and to fund ongoing capital expenditures and working capital.

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

On March 5, 2018, S&P Global Ratings revised the rating outlooks on OGE Energy and OG&E from stable to negative. S&P Global Ratings indicated that the revised outlooks reflect the limited cushion in company financial measures, which incorporate higher capital spending plans and the effects of the 2017 Tax Act, and uncertainty regarding regulatory risk. The revised outlooks did not trigger any collateral requirements or change fees under the revolving credit agreements.

On June 18, 2018, S&P Global Ratings lowered its issuer credit ratings for OGE Energy and OG&E from A- to BBB+ and revised their rating outlooks from negative to stable. S&P Global Ratings also lowered its rating on OG&E's senior unsecured notes from A- to BBB+. S&P Global Ratings indicated that the changes in ratings are a result of the $64.0 million rate decrease in the June 19, 2018 OCC settlement, the existing level of depreciation expense and continued capital spending, which places OGE Energy and OG&E at a higher level of financial risk in S&P Global Rating's risk profile. Furthermore, S&P Global Ratings indicated that OGE Energy's change in credit rating was impacted by Enable's business risk, due to the volatility of the oil and gas industry. However, S&P Global Ratings indicated that the stable outlook reflects its expectation that OGE Energy and OG&E will be able to manage future regulatory risk in Oklahoma.

On July 11, 2018, Moody's Investors Service lowered its rating from A3 to Baa1 for OGE Energy and from A1 to A2 for OG&E with both companies having negative outlooks. The Oklahoma regulatory environment and the 2017 Tax Act were both cited by Moody's Investors Service as contributing factors to the credit downgrade. Moody's Investors Service indicated that the negative outlook for OG&E is a reflection of current capital expenditures relating to environmental projects, upcoming debt maturities over the next year and decreased cash flow as a result of the 2017 Tax Act. In addition to the OG&E impacts, Moody's Investors Service indicated that the negative outlook for OGE Energy is a reflection of Enable's business risk, due to the volatility of the oil and gas industry, which Moody's Investors Service indicated could lead to decreased distributions.

On August 1, 2018, Fitch Ratings lowered its senior unsecured debt rating from A- to BBB+ for OGE Energy and from A+ to A for OG&E with both companies having stable outlooks. Fitch Ratings cited the regulatory environment in Oklahoma, underscored by the unfavorable rate review outcomes in 2017 and 2018 and uncertainty surrounding regulatory treatment for OG&E's investment in the Dry Scrubbers at Sooner Units 1 and 2, as a key contributing factor to the credit downgrade. Fitch Ratings also indicated that OGE Energy's credit profile reflects Enable's higher operating risks.

OGE Energy's and OG&E's borrowing costs under the credit agreements will increase immaterially as a result of these recent credit downgrades.

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

Air

Federal Clean Air Act Overview

OG&E's operations are subject to the Federal Clean Air Act as amended and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units and also impose various monitoring and reporting requirements. Such laws and regulations may require that OG&E obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

OG&E's strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As of June 30, 2018, OG&E has invested $451.6 million in the Dry Scrubbers and $21.2 million in the Muskogee gas conversion.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the U.S. (including Oklahoma) to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of June 30, 2018, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and took effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E's coal and gas facilities by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. Oral argument before the D.C. Circuit U.S. Court of Appeals has been scheduled for October 3, 2018.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of June 30, 2018, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

On September 30, 2015, the EPA finalized a NAAQS for ozone at 70 ppb, which is more stringent than the previous standard of 75 ppb set in 2008. In September 2016, Governor Mary Fallin submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. On June 4, 2018, the EPA published its final determination that there are no nonattainment areas in Oklahoma. Based on this assessment, no material impacts are anticipated at this time.

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

Nonetheless, OG&E's current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in Note 12 in "Item 1. Financial Statements" under "Pending Regulatory Matters," OG&E's plan to comply with the EPA's MATS rule and Regional Haze Rule FIP includes converting two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubbers are expected to be completed in late 2018 to early 2019. More detail regarding the ECP can be found in Note 12 in "Item 1. Financial Statements" under "Pending Regulatory Matters."

Endangered Species

Certain federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats. If such species are located in an area in which OG&E conducts operations, or if additional species in those areas become subject to protection, OG&E's operations and development projects, particularly transmission, wind or pipeline projects, could be restricted or delayed, or OG&E could be required to implement expensive mitigation measures.

Waste

OG&E's operations generate wastes that are subject to the Federal Resource Conservation and Recovery Act of 1976 as well as comparable state laws which impose detailed requirements for the handling, storage, treatment and disposal of waste.

In 2015, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. The rule is currently being appealed at the D.C. Circuit Court of Appeals. On June 28, 2018, the EPA approved the State of Oklahoma's application for a state coal ash permitting program that will operate in lieu of the federal coal ash program promulgated under the Federal Resource Conservation and Recovery Act. OG&E is monitoring other regulatory developments relating to this rule, none of which appear to be material to OG&E at this time. OG&E is in compliance with this rule at this time.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. OG&E obtains refunds from the recycling of scrap metal, salvaged transformers and used transformer oil. Additional savings are expected to be gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

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

On September 30, 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule will occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the State of Oklahoma.

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regard to the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Because OG&E utilizes various products and generates wastes that are considered hazardous substances for purposes of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, OG&E could be subject to liability for the costs of cleaning up and restoring sites where those substances have been released to the environment. At this time, it is not anticipated that any associated liability will cause a significant impact to OG&E.

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

Item 1A. Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2017 Form 10-K.

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

August 8, 2018