Form 10-Q
period 2018-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2018-11-08
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
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

At September 30, 2018, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2017 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2017
2017 Tax Act	Tax Cuts and Jobs Act of 2017
AES	AES-Shady Point, Inc.
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
MATS	Mercury and Air Toxics Standards
Mustang Modernization Plan	The construction of seven new, efficient combustion turbines with generating capability of 462 megawatts
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
QF	Qualified cogeneration facilities
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
OPERATING REVENUES
Revenues from contracts with customers	$684.5	$—	$1,710.1	$—
Other revenues	14.3	—	48.4	—
Operating revenues	698.8	716.8	1,758.5	1,759.2
COST OF SALES	244.4	255.7	663.6	696.5
OPERATING EXPENSES
Other operation and maintenance	121.1	115.0	352.2	348.8
Depreciation and amortization	81.1	76.2	240.8	204.6
Taxes other than income	21.9	21.7	66.2	64.2
Operating expenses	224.1	212.9	659.2	617.6
OPERATING INCOME	230.3	248.2	435.7	445.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	6.7	11.8	20.0	27.2
Other net periodic benefit income (expense)	0.5	(5.2)	(9.5)	(14.0)
Other income	3.6	13.4	10.2	27.5
Other expense	(0.6)	(0.5)	(2.0)	(1.5)
Net other income	10.2	19.5	18.7	39.2
INTEREST EXPENSE
Interest on long-term debt	40.2	38.3	119.5	112.4
Allowance for borrowed funds used during construction	(3.3)	(5.2)	(9.8)	(12.6)
Interest on short-term debt and other interest charges	0.9	1.4	4.6	3.9
Interest expense	37.8	34.5	114.3	103.7
INCOME BEFORE TAXES	202.7	233.2	340.1	380.6
INCOME TAX EXPENSE	18.8	71.7	32.9	116.7
NET INCOME	$183.9	$161.5	$307.2	$263.9
Other comprehensive income (loss), net of tax	—	—	—	—
COMPREHENSIVE INCOME	$183.9	$161.5	$307.2	$263.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$307.2	$263.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	240.8	204.6
Deferred income taxes and investment tax credits, net	57.2	120.5
Allowance for equity funds used during construction	(20.0)	(27.2)
Stock-based compensation expense	3.4	1.9
Regulatory assets	(4.8)	10.9
Regulatory liabilities	(3.7)	(0.6)
Other assets	2.0	1.6
Other liabilities	(0.3)	(58.1)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(56.8)	(98.6)
Fuel, materials and supplies inventories	14.9	4.0
Fuel recoveries	37.5	15.8
Other current assets	25.3	24.8
Accounts payable	(37.9)	(29.7)
Income taxes payable - parent	(22.5)	1.7
Other current liabilities	75.2	(51.1)
Net cash provided from operating activities	617.5	384.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(413.8)	(662.8)
Proceeds from sale of assets	—	0.4
Net cash used in investing activities	(413.8)	(662.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	—	(65.0)
Proceeds from long-term debt	396.0	592.3
Payment of long-term debt	(250.0)	(125.1)
Changes in advances with parent	(349.7)	(124.2)
Net cash (used in) provided from financing activities	(203.7)	278.0
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2018	2017
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.6 and $1.5, respectively	$243.5	$188.5
Accrued unbilled revenues	68.3	66.5
Advances to parent	299.7	112.5
Fuel inventories	64.5	84.3
Materials and supplies, at average cost	132.2	80.8
Other	23.3	48.6
Total current assets	831.5	581.2
OTHER PROPERTY AND INVESTMENTS	5.6	5.9
PROPERTY, PLANT AND EQUIPMENT
In service	11,598.6	11,035.1
Construction work in progress	632.9	867.5
Total property, plant and equipment	12,231.5	11,902.6
Less accumulated depreciation	3,680.6	3,568.8
Net property, plant and equipment	8,550.9	8,333.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	256.2	283.0
Other	7.8	51.7
Total deferred charges and other assets	264.0	334.7
TOTAL ASSETS	$9,652.0	$9,255.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2018	2017
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$154.4	$216.8
Customer deposits	83.1	80.7
Accrued taxes	62.6	41.5
Accrued interest	39.5	44.0
Accrued compensation	28.2	25.6
Long-term debt due within one year	249.9	249.8
Fuel clause over recoveries	39.2	1.7
Other	82.1	28.5
Total current liabilities	739.0	688.6
LONG-TERM DEBT	2,896.8	2,749.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	99.5	110.3
Deferred income taxes	887.9	832.2
Regulatory liabilities	1,291.0	1,283.4
Other	156.5	135.8
Total deferred credits and other liabilities	2,434.9	2,361.7
Total liabilities	6,070.7	5,799.9
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,030.6	1,027.2
Retained earnings	2,550.7	2,428.5
Total stockholder's equity	3,581.3	3,455.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,652.0	$9,255.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7
Net income	—	—	—	307.2	307.2
Dividends declared on common stock	—	—	—	(185.0)	(185.0)
Stock-based compensation	—	—	3.4	—	3.4
Balance at September 30, 2018	40.4	$100.9	$929.7	$2,550.7	$3,581.3

Balance at December 31, 2016	40.4	$100.9	$923.2	$2,228.0	$3,252.1
Net income	—	—	—	263.9	263.9
Dividends declared on common stock	—	—	—	(105.0)	(105.0)
Stock-based compensation	—	—	1.9	—	1.9
Balance at September 30, 2017	40.4	$100.9	$925.1	$2,386.9	$3,412.9

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

Organization
OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2018 and December 31, 2017, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2018 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2017 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2018	2017
REGULATORY ASSETS
Current:
Oklahoma demand program rider under recovery (A)	$10.7	$31.6
Production tax credit rider under recovery (A)	6.1	—
SPP cost tracker under recovery (A)	—	7.7
Other (A)	1.6	1.5
Total current regulatory assets	$18.4	$40.8
Non-current:
Benefit obligations regulatory asset	$160.8	$177.2
Deferred storm expenses	37.4	42.2
Smart Grid	27.5	32.8
Unamortized loss on reacquired debt	11.6	12.3
Other	18.9	18.5
Total non-current regulatory assets	$256.2	$283.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$39.2	$1.7
SPP cost tracker over recovery (B)	9.4	—
Other (B)	3.5	2.2
Total current regulatory liabilities	$52.1	$3.9
Non-current:
Income taxes refundable to customers, net	$943.9	$955.5
Accrued removal obligations, net	308.2	288.4
Pension tracker	32.0	32.3
Other	6.9	7.2
Total non-current regulatory liabilities	$1,291.0	$1,283.4

(A)	Included in Other Current Assets on the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities on the Condensed Balance Sheets.

As discussed in Note 12 under "Oklahoma Rate Review Filing - 2018," as a result of the settlement agreement reached in the most recent Oklahoma rate review, OG&E removed production tax credits from base rates and now utilizes a separate rider to credit customers the differential between estimated and actual production tax credits, which can either result in a regulatory asset or regulatory liability based on that differential.

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

Amounts for the three and nine months ended September 30, 2017 have been adjusted for the reclassification of net periodic benefit cost components and the regulatory Pension tracker mechanism between Other Operation and Maintenance and Other Net Periodic Benefit Income (Expense) on OG&E's Condensed Statements of Income to be consistent with the 2018 presentation due to OG&E's adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Further discussion can be found in Note 10.

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

Issued Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between current lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for items such as initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in current lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition method options include application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date, with a cumulative-effect adjustment to retained earnings in the period of adoption. OG&E is evaluating its current lease contracts and currently intends to take the package of practical expedients allowing entities to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. OG&E has not quantified the impact on its Condensed Financial Statements, but it anticipates an increase in the recognition of right-of-use assets and lease liabilities.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate land easements under Topic 842 that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases." Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December

2018. OG&E currently intends to elect this practical expedient during its adoption of Topic 842 and does not plan to evaluate existing easement contracts under Topic 842, if these contracts have not previously been accounted for under Topic 840.

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

Fair Value Measurement Disclosure Framework. In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The new guidance removes, adds or modifies disclosure requirements that impact all levels of the fair value hierarchy, as well as investments measured using the net asset value practical expedient. ASU 2018-13 is effective for fiscal years beginning after December 2019 and is required to be applied both retrospectively and prospectively, depending on the specific disclosure change. Early adoption is permitted. OG&E does not believe this ASU will have a significant impact on its financial statement disclosures.

Defined Benefit Plans Disclosure Framework. In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The new guidance removes, adds or clarifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 2020 and is required to be applied on a retrospective basis. Early adoption is permitted. OG&E does not believe this ASU will have a significant impact on its financial statement disclosures.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. OG&E is currently evaluating the impact of this ASU on its Condensed Financial Statements.

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

OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. Purchases and sales are based on the fixed transaction price determined by the market at the time of the purchase or sale and the MWh quantity purchased or sold. These results are reported as Revenues from Contracts with Customers or Cost of Sales in the Condensed Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Residential	$281.0	$694.6
Commercial	174.7	444.9
Industrial	56.2	145.5
Oilfield	39.5	110.9
Public authorities and street light	58.7	151.5
System sales revenues	610.1	1,547.4
Provision for rate refund	13.5	(6.2)
Integrated market	16.9	38.7
Transmission	33.2	109.2
Other	10.8	21.0
Revenues from contracts with customers	$684.5	$1,710.1

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

OGE Energy charged operating costs to OG&E of $35.1 million and $30.2 million during the three months ended September 30, 2018 and 2017, respectively, and $102.6 million and $97.9 million during the nine months ended September 30, 2018 and 2017, respectively. OGE Energy charges operating costs to OG&E based on several factors, and operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method, which is a three-factor formula that uses an equal weighting of payroll, net operating revenues and gross property, plant and equipment.

During the nine months ended September 30, 2018, OG&E declared $185.0 million dividends to OGE Energy as compared to $105.0 million during the same period in 2017.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019, if either party does not provide notice of termination to the other party at least 180 days prior to the expiration date in April 2019. In October 2018, OG&E and Enable agreed to waive the 180 days written notice and allow a 30 day extension so that the parties can negotiate the terms of a new agreement. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Operating revenues:
Electricity to power electric compression assets	$4.7	$4.5	$12.2	$10.0
Cost of sales:
Natural gas transportation services	$8.8	$8.8	$26.3	$26.3
Natural gas purchases (sales)	$0.1	$0.4	$2.6	$(0.4)

5.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which is classified as Level 3 in the fair value hierarchy as its fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,001.6	$3,125.9	$2,854.3	$3,242.8
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4
Tinker Debt	$9.7	$8.7	$9.7	$9.8

6.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2018 and 2017 related to OGE Energy's performance units and restricted stock for OG&E employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Performance units:
Total shareholder return	$0.6	$0.7	$2.1	$2.0
Earnings per share	0.7	(0.6)	1.3	(0.1)
Total performance units	1.3	0.1	3.4	1.9
Restricted stock	—	—	—	—
Total compensation expense	$1.3	$0.1	$3.4	$1.9
Income tax benefit	$0.4	$—	$0.9	$0.7

During the three and nine months ended September 30, 2018, OGE Energy issued an immaterial number of shares of new common stock to OG&E employees pursuant to OGE Energy's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

7.	Income Taxes

As previously discussed in OG&E's 2017 Form 10-K, the 2017 Tax Act was signed into law in December 2017, reducing the corporate federal tax rate from 35 percent to 21 percent for tax years beginning in 2018. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized and settled. Entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. At December 31, 2017, as a result of remeasuring existing deferred taxes at the lower 21 percent tax rate, OG&E reduced net deferred income tax liabilities and increased regulatory liabilities. As of September 30, 2018, OG&E's regulatory liability for income taxes refundable to customers, net was $1.028 billion, as a result of the change in the corporate federal tax rate.

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

As a result of the 2017 Tax Act, in early January 2018: (i) the OCC ordered OG&E to record a reserve, including accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates were adjusted to reflect the federal tax savings; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act until the resulting benefits, including carrying charges, are returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. Further discussion regarding OG&E's response to OCC, APSC and FERC proceedings, including reserves recorded for each jurisdictional revenue, can be found in Note 12 under "Oklahoma Rate Review Filing - 2018," "APSC Order - 2017 Tax Act," "FERC - Request for Waiver" and "FERC - Section 2016 Filing." As of September 30, 2018, the total recorded reserve was $22.8 million, which is included in Other Current Liabilities on OG&E's Condensed Balance Sheets.

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. federal tax examinations by tax authorities for years prior to 2015 or state and local tax examinations by tax authorities for years prior to 2014. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and are being amortized to income over the life of the related property. OG&E earns both federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

8.	Long-Term Debt

At September 30, 2018, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

SERIES			DATE DUE	AMOUNT
				(In millions)
1.01%	-	2.00%	Garfield Industrial Authority, January 1, 2025	$47.0
1.01%	-	1.83%	Muskogee Industrial Authority, January 1, 2025	32.4
1.03%	-	1.86%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of New Long-Term Debt

In August 2018, OG&E issued $400.0 million of 3.80 percent senior notes due August 15, 2028. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund the payment of OG&E's $250.0 million of 6.35 percent senior notes that matured on September 1, 2018, to repay short-term debt and to fund ongoing capital expenditures and working capital.

9.	Short-Term Debt and Credit Facility

At September 30, 2018, there was $299.7 million in advances to OGE Energy compared to $112.5 million at December 31, 2017. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. At September 30, 2018, there were no intercompany borrowings under this agreement. At September 30, 2018, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 1.05 percent. There were no outstanding commercial paper borrowings at September 30, 2018.

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

10.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the first nine months of 2018, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, OG&E recorded pension settlement charges of $8.6 million in the third quarter of 2018. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

The following tables present the net periodic benefit cost components, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the Condensed Financial Statements. Service cost is presented within Other Operation and Maintenance, and interest cost, expected return on plan assets, amortization of net loss, amortization of unrecognized prior service cost and settlement cost are presented within Other Net Periodic Benefit Income (Expense) on OG&E's Condensed Statements of Income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Income (Expense) on OG&E's Condensed Statements of Income.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2018 (A)	2017 (A)	2018 (B)	2017 (B)	2018 (A)	2017 (A)	2018 (B)	2017 (B)
Service cost	$2.4	$2.5	$7.4	$7.6	$—	$0.1	$0.1	$0.1
Interest cost	4.5	4.9	13.2	14.6	0.1	—	0.2	0.1
Expected return on plan assets	(8.0)	(8.2)	(24.9)	(24.6)	—	—	—	—
Amortization of net loss	3.0	3.2	9.1	9.7	0.1	0.1	0.4	0.3
Settlement cost	8.6	—	8.6	—	—	—	—	—
Total net periodic benefit cost	10.5	2.4	13.4	7.3	0.2	0.2	0.7	0.5
Plus: Amount allocated from OGE Energy	2.7	—	3.7	—	0.7	—	1.0	—
Net periodic benefit cost	$13.2	$2.4	$17.1	$7.3	$0.9	$0.2	$1.7	$0.5

(A)	In addition to the $14.1 million and $2.6 million of net periodic benefit cost recognized during the three months ended September 30, 2018 and 2017, respectively, OG&E recognized the following:

•
a deferral of pension expense during the three months ended September 30, 2018 of $7.8 million, which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $8.6 million in accordance with the Oklahoma Pension tracker regulatory liability (see Note 1);

•	a deferral of pension expense during the three months ended September 30, 2018 of $0.7 million related to the Arkansas jurisdictional portion of the pension settlement charge of $8.6 million; and

•
an increase in pension expense during the three months ended September 30, 2017 of $2.7 million to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which is included in the Pension tracker regulatory liability (see Note 1).

(B) In addition to the $18.8 million and $7.8 million of net periodic benefit cost recognized during the nine months ended September 30, 2018 and 2017, respectively, OG&E recognized the following:

•
an increase in pension expense during the nine months ended September 30, 2018 and 2017 of $7.8 million and $8.5 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the nine months ended September 30, 2018 of $7.8 million, which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $8.6 million in accordance with the Oklahoma Pension tracker regulatory liability (see Note 1);

•	a deferral of pension expense during the nine months ended September 30, 2018 of $0.7 million related to the Arkansas jurisdictional portion of the pension settlement charge of $8.6 million; and

•	a deferral of pension expense during the nine months ended September 30, 2017 of $2.3 million related to the Arkansas jurisdictional portion of the pension settlement charge of $22.4 million in 2013.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018 (B)	2017 (B)	2018 (C)	2017 (C)
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	1.0	1.2	3.1	4.5
Expected return on plan assets	(0.5)	(0.5)	(1.4)	(1.5)
Amortization of net loss	1.0	0.5	2.9	1.3
Amortization of unrecognized prior service cost (A)	(1.5)	(1.0)	(4.6)	(1.0)
Settlement cost	—	0.4	—	0.4
Total net periodic benefit cost	0.1	0.7	0.2	4.0
Plus: Amount allocated from OGE Energy	(0.2)	—	(0.5)	—
Net periodic benefit cost	$(0.1)	$0.7	$(0.3)	$4.0

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.1 million of net periodic benefit income and $0.7 million of net periodic benefit cost recognized during the three months ended September 30, 2018 and 2017, respectively, OG&E recognized an increase in postretirement medical expense in the three months ended September 30, 2018 and 2017 of $0.1 million and $1.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $0.3 million of net periodic benefit income and $4.0 million of net periodic benefit cost recognized during the nine months ended September 30, 2018 and 2017, respectively, OG&E recognized an increase in postretirement medical expense in the nine months ended September 30, 2018 and 2017 of $4.3 million and $3.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory liability (see Note 1).

As required by ASU 2017-07, OG&E only capitalizes the service cost component of net benefit cost, beginning in the first quarter of 2018. Prior year capitalized amounts were not adjusted, as this change was implemented on a prospective basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Capitalized portion of net periodic pension benefit cost	$0.8	$0.8	$2.4	$2.6
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1	$0.1	$1.2

Pension Plan Funding

In August 2018, OGE Energy contributed $15.0 million to its Pension Plan, of which $5.0 million was attributed to OG&E. No additional contributions are expected in 2018.

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

Public Utility Regulatory Policy Act of 1978

As previously disclosed in OG&E's 2017 Form 10-K, OG&E has a QF contract with AES whereby OG&E purchases 100 percent of the electricity generated from AES's 320 MW facility. The QF contract expires on January 15, 2023; however, OG&E had the option beginning in July 2017 to provide notice to AES to terminate the contract in January 2018.

On July 17, 2017, OG&E and AES amended the agreement to allow OG&E the option, through July 17, 2018, to provide AES a termination notice that would terminate the agreement on January 15, 2019. On July 17, 2018, OG&E and AES extended the option to provide notice, and on August 24, 2018, OG&E notified AES that OG&E was exercising its option to terminate the contract, effective January 15, 2019. OG&E has issued a request for proposals to fill the capacity need created by the upcoming termination of this QF contract, as further discussed in Note 12.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 is expected to be completed in late 2018 to early 2019. More detail regarding the ECP can be found in Note 12 under "Pending Regulatory Matters."

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

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for an immediate refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates are adjusted to reflect the federal tax savings and a final order is issued in the rate review. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order. OG&E reserved the excess income taxes collected in current rates and any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, plus interest, from January 2018 through June 2018.

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

As a result of the settlement, new rates were implemented on July 1, 2018, reflecting the impacts of the order, and the tax reserve balance estimated for January 2018 through June 2018 of $18.9 million was returned to Oklahoma customers during the July billing cycle. As reserved amounts were estimated through June 2018, a true-up mechanism exists for the difference between the estimate and actuals to be calculated after the determination of year-end financial results.

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates from the March 2017 OCC rate order, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff regarding recovery of certain lost revenues associated with energy efficiency programs incurred prior to the March 2017 OCC rate order. These lost revenues are included within the total Demand Program Rider regulatory asset balance of $10.7 million as disclosed in Note 1. This dispute was resolved through the June 19, 2018 OCC settlement; as a result, the reserve was reversed at June 30, 2018, and an adjustment was recorded to the Demand Program Rider regulatory asset balance.

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

FERC - Request for Waiver

On May 22, 2018, OG&E submitted a request for waiver of applicable formula rate provisions in OG&E's Open Access Transmission Tariff and SPP, Inc.'s Open Access Transmission Tariff. OG&E requested a waiver, effective January 1, 2018, to revise its 2018 projected net revenue requirement to reflect the federal corporate income tax rate reduction from 35 percent to 21 percent as a result of the 2017 Tax Act. On June 29, 2018, the FERC granted OG&E's request for waiver, effective January 1, 2018, which will allow OG&E to lower its current year projected net revenue requirement and provide benefits to customers through lower rates more promptly than if OG&E were to wait until the current year true-up adjustment to recognize the reduced federal corporate income tax rate. Based on the order received from the FERC, OG&E reserved the excess income taxes collected in current rates from January 2018 through June 2018, as the new tax rate was reflected in billings beginning with the July 2018 invoice. As the SPP adjusts the rates billed to OG&E's customers, OG&E will begin reversing the reserve as the previous months in 2018 are resettled based on the lower tax rate.

APSC Order - 2017 Tax Act

On January 12, 2018, as a result of the 2017 Tax Act, the APSC ordered OG&E to prepare and file an analysis of the ratemaking effects of the 2017 Tax Act on OG&E's revenue requirement and begin, effective January 1, 2018, to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act. On July 26, 2018, the APSC ordered OG&E to file a separate rider that includes the reduction in tax expense due to the 2017 Tax Act and amortization of the applicable excess accumulated deferred income taxes as a reduction in revenue requirement. On August 27, 2018, OG&E filed the request for a new Tax Adjustment Rider as well as filed updates to all riders with tax implications, which were then approved by the APSC on September 24, 2018. All rider changes were implemented on October 1, 2018. In October 2018, OG&E refunded the excess income taxes collected from January 1, 2018 through September 30, 2018 and also began refunding the amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, plus carrying charges, from January 2018 through September 2018, which was approximately $7.7 million. As reserved amounts were estimated through September 2018, a true-up mechanism exists for the difference between the estimate and actuals to be calculated after the determination of year-end financial results.

Integrated Resource Plans

In September 2018, OG&E submitted its final 2018 IRP to the OCC and the APSC. The 2018 IRP identified a need for capacity, and OG&E has issued a request for proposals to identify options to fill that capacity need. OG&E anticipates filing pre-approval cases in the fourth quarter of 2018 in Oklahoma and Arkansas for the outcome of the request for proposal process.

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

OG&E anticipates the total cost of Dry Scrubbers will be $532.0 million, including allowance for funds used during construction and capitalized ad valorem taxes. The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 is expected to be completed in late 2018 to early 2019. As of September 30, 2018, OG&E has invested $483.5 million in the Dry Scrubbers.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. OG&E has reserved an amount within this range. OG&E estimates that if the FERC ultimately orders a reduction, each 25 basis point reduction in the requested return on equity would reduce OG&E's SPP Open Access Transmission Tariff transmission revenues by approximately $1.5 million annually. OG&E contested the reduction of its base return on equity. While OG&E is unable to predict what final action the FERC will take in response to the Oklahoma Municipal Power Authority's complaint or the timing of such action, if the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could have a material adverse effect on OG&E's financial position, results of operations and cash flows.

In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act, including the 2017 Tax Act's impact on accumulated deferred income tax balances. Based on an order received from the FERC, OG&E reserved the excess income taxes collected in current rates from January 2018 through June 2018, as the new tax rate was reflected in billings beginning with the July 2018 invoice, as discussed under "FERC - Request for Waiver" above. Further, OG&E is also reserving any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act.

Fuel Adjustment Clause Review for Calendar Year 2017

On July 9, 2018, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2017, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. A hearing on the merits is currently scheduled for December 6, 2018.

Arkansas Formula Rate Plan Filing

Per OG&E's settlement in its last general rate review, OG&E filed an evaluation report under its Formula Rate Plan on October 1, 2018, requesting a $6.4 million revenue increase. A final order is expected from the APSC in March 2019, and the outcome will be reflected in rates that will become effective on April 1, 2019.

Demand Program Portfolio Filing

Pursuant to OCC rules, OG&E is required to propose, implement and administer a portfolio of demand programs once every three years. On July 1, 2018, OG&E filed its proposed Demand Program Three Year Portfolio for the 2019-2021 program cycle. A hearing on the merits is currently scheduled for November 15, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly-owned subsidiary of OGE Energy, a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south central U.S.

Overview

OG&E Mission and Focus

OGE Energy's mission, through OG&E and its equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customer's needs for energy and related services, focusing on safety, efficiency, reliability, customer service and risk management.

Summary of Operating Results

Three Months Ended September 30, 2018 as compared to Three Months Ended September 30, 2017

OG&E reported net income of $183.9 million and $161.5 million during the three months ended September 30, 2018 and 2017, respectively, an increase of $22.4 million, or 13.9 percent, primarily due to higher gross margin (excluding impacts from the 2017 Tax Act resulting in lower customer rates which were offset by lower income tax expense), partially offset by lower other income, higher other operation and maintenance expense, higher depreciation and amortization expense and higher interest expense.

Nine Months Ended September 30, 2018 as compared to Nine Months Ended September 30, 2017

OG&E reported net income of $307.2 million and $263.9 million during the nine months ended September 30, 2018 and 2017, respectively, an increase of $43.3 million, or 16.4 percent, primarily due to higher gross margin (excluding impacts from the 2017 Tax Act resulting in lower customer rates which were offset by lower income tax expense), partially offset by higher depreciation and amortization expense primarily due to a reduction in depreciation expense recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, lower other income and higher interest expense.

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

For Oklahoma jurisdictional revenues, OG&E reserved the excess income taxes collected in current rates, plus interest, from January 2018 through June 2018, and any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, which was refunded to Oklahoma customers, as approved by the OCC, during the July 2018 billing cycle. For Arkansas jurisdictional revenues, OG&E reserved the excess income taxes collected in current rates, plus carrying charges, from January 2018 through September 2018, as the Tax Adjustment Rider became effective on October 1, 2018. For FERC jurisdictional revenues, based on an order received from the FERC, OG&E reserved the excess income taxes collected in current rates from January 2018 through June 2018, as the new tax rate was reflected in billings beginning with the July 2018 invoice. Further, for Arkansas and FERC jurisdictional revenues, OG&E is also reserving any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act. Further discussion can be found in Note 12 within "Item 1. Financial Statements."

In January 2018, OG&E filed a general rate review in Oklahoma, seeking recovery of the seven combustion turbines that are part of the Mustang Modernization Plan, requesting an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and crediting customers for the impacts of the 2017 Tax Act. In June 2018, the OCC approved a Joint Stipulation and Settlement Agreement. Key terms of the settlement are detailed in Note 12 within "Item 1. Financial Statements." As a result of the settlement, new rates were implemented on July 1, 2018.

2018 Outlook

OG&E projects to earn approximately $318 million to $322 million in 2018, an increase from the previously issued guidance projected to be at the top end of $286 million to $306 million. The updated projections for 2018 are based on the following:

•normal weather patterns are experienced for the remainder of the year;
•gross margin on revenues of approximately $1.376 billion;

•	operating expenses of approximately $892 million to $895 million with operation and maintenance expenses comprising approximately 54 percent of the total;

•	interest expense of approximately $152 million which assumes an $11 million allowance for borrowed funds used during construction reduction to interest expense;

•	other income of approximately $24 million including approximately $23 million of allowance for equity funds used during construction; and
•an effective tax rate of approximately 9.6 percent.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2018 and 2017, see "Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2018 Outlook.

(In millions)	Twelve Months Ended December 31, 2018 (A)
Operating revenues	$2,157
Cost of sales	781
Gross margin	$1,376
(A) Based on the midpoint of OG&E earnings guidance for 2018.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 and OG&E's financial position at September 30, 2018. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2018	2017	2018	2017
Operating revenues	$698.8	$716.8	$1,758.5	$1,759.2
Cost of sales	244.4	255.7	663.6	696.5
Other operation and maintenance	121.1	115.0	352.2	348.8
Depreciation and amortization	81.1	76.2	240.8	204.6
Taxes other than income	21.9	21.7	66.2	64.2
Operating income	230.3	248.2	435.7	445.1
Allowance for equity funds used during construction	6.7	11.8	20.0	27.2
Other net periodic benefit income (expense)	0.5	(5.2)	(9.5)	(14.0)
Other income	3.6	13.4	10.2	27.5
Other expense	0.6	0.5	2.0	1.5
Interest expense	37.8	34.5	114.3	103.7
Income tax expense	18.8	71.7	32.9	116.7
Net income	$183.9	$161.5	$307.2	$263.9
Operating revenues by classification:
Residential	$286.4	$295.1	$714.7	$700.0
Commercial	180.0	174.2	460.9	450.6
Industrial	57.5	58.0	149.9	156.3
Oilfield	40.1	43.4	113.3	124.6
Public authorities and street light	60.4	60.6	156.9	159.4
Sales for resale	—	—	0.1	0.1
System sales revenues	624.4	631.3	1,595.8	1,591.0
Provision for rate refund	13.5	29.2	(6.2)	25.0
Integrated market	16.9	14.0	38.7	16.8
Transmission	33.2	37.7	109.2	113.1
Other	10.8	4.6	21.0	13.3
Total operating revenues	$698.8	$716.8	$1,758.5	$1,759.2
Reconciliation of gross margin to revenue:
Operating revenues	$698.8	$716.8	$1,758.5	$1,759.2
Cost of sales	244.4	255.7	663.6	696.5
Gross margin	$454.4	$461.1	$1,094.9	$1,062.7
MWh sales by classification (In millions)
Residential	2.9	2.9	7.6	6.9
Commercial	2.3	2.1	6.2	5.7
Industrial	1.0	0.9	2.9	2.7
Oilfield	0.9	0.8	2.5	2.4
Public authorities and street light	0.9	0.8	2.4	2.3
System sales	8.0	7.5	21.6	20.0
Integrated market	0.5	0.6	1.1	1.4
Total sales	8.5	8.1	22.7	21.4
Number of customers	846,817	840,519	846,817	840,519
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.158	2.747	2.328	2.795
Coal	2.046	2.049	2.035	2.100
Total fuel	2.029	2.253	2.046	2.231
Total fuel and purchased power	2.730	2.966	2.791	3.093
Degree days (A)
Heating - Actual	12	4	2,220	1,574
Heating - Normal	19	19	2,020	2,021
Cooling - Actual	1,265	1,223	2,051	1,847
Cooling - Normal	1,380	1,380	2,018	2,018

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

OG&E's net income increased $22.4 million, or 13.9 percent, and $43.3 million, or 16.4 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase for the three months ended September 30, 2018 was primarily due to higher gross margin (excluding impacts from the 2017 Tax Act resulting in lower customer rates which were offset by lower income tax expense), partially offset by lower other income, higher other operation and maintenance expense, higher depreciation and amortization expense and higher interest expense. The increase for the nine months ended September 30, 2018 was primarily due to higher gross margin (excluding impacts from the 2017 Tax Act resulting in lower customer rates which were offset by lower income tax expense), partially offset by higher depreciation and amortization expense, lower other income and higher interest expense.
Gross margin decreased $6.7 million, or 1.5 percent, and increased $32.2 million, or 3.0 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in gross margin.

	Change for
	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Price variance (A)	$(33.9)	$(13.2)
Wholesale transmission revenue (B)	(2.8)	0.9
Reserve for tax refund (C)	10.0	(22.8)
Other	6.6	8.8
Weather (price and quantity) (D)	4.6	40.4
Non-residential demand and related revenue	3.5	6.8
New customer growth	3.3	6.3
Industrial and oilfield sales	2.0	5.0
Change in gross margin	$(6.7)	$32.2

(A)
Decreased during the three and nine months ended September 30, 2018 primarily due to the Oklahoma tax refund to customers during the July 2018 billing cycle and new Oklahoma rates being implemented on July 1, 2018, which reflected the lower corporate federal tax rate as a result of the 2017 Tax Act.

(B)
The three and nine months ended September 30, 2018 include the lower corporate federal tax rate, as a result of the 2017 Tax Act, which was reflected in billings beginning with the July 2018 invoice, as discussed in Note 12 in "Item 1. Financial Statements."

(C)
The three and nine months ended September 30, 2018 include the $18.9 million refunded to Oklahoma customers during the July 2018 billing cycle that was previously reserved. Further discussion of OG&E's reserve for tax refund in response to OCC, APSC and FERC proceedings can be found in Notes 7 and 12 in "Item 1. Financial Statements."

(D)
Cooling degree days increased three percent and 11 percent during the three and nine months ended September 30, 2018, respectively, and heating degree days increased 41 percent during the nine months ended September 30, 2018, as compared to the same periods in 2017.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $11.3 million, or 4.4 percent, and $32.9 million, or 4.7 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in cost of sales.

	Change for
	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Fuel expense (A)	$(14.2)	$(24.7)
Purchased power costs:
Purchases from SPP (B)	2.3	(11.4)
Wind	0.5	2.2
Cogeneration	(1.3)	(3.4)
Other	0.6	0.7
Transmission expense (C)	0.8	3.7
Change in cost of sales	$(11.3)	$(32.9)

(A)	Decrease in fuel expense during the three and nine months ended September 30, 2018 was primarily due to decreased utilization of company-owned generation.

(B)
Increase in the cost of purchases from the SPP for the three months ended September 30, 2018 was due to a 21.2 percent increase in MWhs purchased offset by a 22.0 percent decrease in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices. Decrease in the cost of purchases from the SPP for the nine months ended September 30, 2018 was due to a 20.4 percent increase in MWhs purchased offset by a 30.2 percent decrease in cost per MWh purchased. The decrease in cost per MWh purchased was due to a decrease in fuel prices.

(C)	Increase in transmission-related charges was primarily due to higher SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $6.1 million, or 5.3 percent, and $3.4 million, or 1.0 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The below factors contributed to the changes in other operation and maintenance expense.

	Change for
	September 30, 2018
(In millions)	Three Months Ended	Nine Months Ended
Payroll and benefits (A)	$6.3	$10.4
Other	1.9	(1.5)
Contract technical and construction services (B)	1.2	(7.2)
Vegetation management	(3.3)	1.7
Change in other operation and maintenance expense	$6.1	$3.4

(A)	Increased primarily due to annual salary increases and an increase in incentive compensation.

(B)	Changes are primarily due to the timing of normal plant maintenance.

Depreciation and amortization expense increased $36.2 million, or 17.7 percent, during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to a reduction in depreciation expense of approximately $20.0 million recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, and additional assets being placed into service.

Allowance for equity funds used during construction decreased $5.1 million, or 43.2 percent, and $7.2 million, or 26.5 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit expense decreased $5.7 million during the three months ended September 30, 2018 and $4.5 million, or 32.1 percent, during the nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to amortization of unrecognized prior service cost.

Other income decreased $9.8 million, or 73.1 percent, and $17.3 million, or 62.9 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction and a decrease in guaranteed flat bill margins, which are now included in gross margin.

Allowance for borrowed funds used during construction decreased $1.9 million, or 36.5 percent, and $2.8 million, or 22.2 percent, during the three and nine months ended September 30, 2018, as compared to the same periods in 2017, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Income tax expense decreased $52.9 million, or 73.8 percent, and $83.8 million, or 71.8 percent, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to a reduction in the corporate federal tax rate, an increase in the amortization of net unfunded deferred taxes, an increase in state tax credit generation and lower pre-tax income.
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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $311.8 million and $255.0 million at September 30, 2018 and December 31, 2017, respectively, an increase of $56.8 million, or 22.3 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2018 as compared to December 2017.

Advances to Parent. The balance of Advances to Parent was $299.7 million and $112.5 million at September 30, 2018 and December 31, 2017, respectively, an increase of $187.2 million, primarily due to an increase of cash from customers and proceeds from long-term debt, partially offset by daily operational expenses, capital expenditures, payment of long-term debt and dividends declared but not paid.

Fuel Inventories. The balance in Fuel Inventories was $64.5 million and $84.3 million at September 30, 2018 and December 31, 2017, respectively, a decrease of $19.8 million, or 23.5 percent, primarily due to decreased coal and gas inventory.

Materials and Supplies, at Average Cost. The balance of Materials and Supplies, at Average Cost was $132.2 million and $80.8 million at September 30, 2018 and December 31, 2017, respectively, an increase of $51.4 million, or 63.6 percent, primarily due to increased inventory related to long-term service agreements.

Other Current Assets. The balance of Other Current Assets was $23.3 million and $48.6 million at September 30, 2018 and December 31, 2017, respectively, a decrease of $25.3 million, or 52.1 percent, primarily due to increased collections from customers associated with various rate riders.

Accounts Payable. The balance of Accounts Payable was $154.4 million and $216.8 million at September 30, 2018 and December 31, 2017, respectively, a decrease of $62.4 million, or 28.8 percent, primarily due to the timing of vendor payments.

Accrued Taxes. The balance of Accrued Taxes was $62.6 million and $41.5 million at September 30, 2018 and December 31, 2017, respectively, an increase of $21.1 million, or 50.8 percent, primarily resulting from the timing of tax accruals offset by ad valorem payments.

Fuel Clause Recoveries. The balance of Fuel Clause Over Recoveries was $39.2 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively, an increase of $37.5 million, primarily due to higher recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Liabilities. The balance of Other Current Liabilities was $82.1 million and $28.5 million at September 30, 2018 and December 31, 2017, respectively, an increase of $53.6 million primarily due to amounts owed to customers, including the reserve for tax refund of $22.8 million resulting from the 2017 Tax Act and SPP credits of $23.1 million.

Cash Flows

	Nine Months Ended
	September 30,		2018 vs. 2017
(Dollars in millions)	2018	2017	$ Change	% Change
Net cash provided from operating activities	$617.5	$384.4	$233.1	60.6%
Net cash used in investing activities	$(413.8)	$(662.4)	$248.6	(37.5)%
Net cash (used in) provided from financing activities	$(203.7)	$278.0	$(481.7)	*
* Change is greater than 100 percent variance.

Operating Activities

The increase of $233.1 million, or 60.6 percent in net cash provided from operating activities during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to increased amounts received from customers and a decrease in vendor payments.

Investing Activities

The decrease of $248.6 million, or 37.5 percent, in net cash used in investing activities during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a decrease in capital expenditures related to environmental projects.

Financing Activities

The decrease of $481.7 million in net cash provided from financing activities during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to changes in cash advances with parent, the issuance of less long-term debt in 2018 and additional long-term debt paid off in 2018, partially offset by lower dividends paid on common stock.

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

Short-Term Debt and Credit Facility

At September 30, 2018, there was $299.7 million in advances to OGE Energy compared to $112.5 million at December 31, 2017. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. OG&E has a $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. The following table highlights OG&E's short-term debt activity as of September 30, 2018.

(Dollars in millions)	September 30, 2018
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.05%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

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

Issuance of New Long-Term Debt

In August 2018, OG&E issued $400.0 million of 3.80 percent senior notes due August 15, 2028. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund the payment of OG&E's $250.0 million of 6.35 percent senior notes that matured on September 1, 2018, to repay short-term debt and to fund ongoing capital expenditures and working capital.

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

OG&E's strategy for satisfying the FIP includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. As of September 30, 2018, OG&E has invested $483.5 million in the Dry Scrubbers and $28.4 million in the Muskogee gas conversion.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the U.S. (including Oklahoma) to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule prevented it from entering into effect until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. As of September 30, 2018, OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and took effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E's coal and gas facilities by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. Oral argument before the D.C. Circuit U.S. Court of Appeals was held on October 3, 2018.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. OG&E complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E by installing activated carbon injection for all five coal units. Nonetheless, there is continuing litigation, to which OG&E is not a party, challenging whether the EPA had statutory authority to issue the MATS rule. On October 5, 2018, the EPA submitted to the Office of Management and Budget a revision to the 2012 rule in response to lengthy litigation in the DC Circuit Court. It is unknown what the rule requires at this point; however, the rule will be released for public comment after the Office of Management and Budget process. OG&E cannot predict the outcome of the litigation or regulatory proposal or how it will affect OG&E.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2018, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. The EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. On August 31, 2018, the EPA published a proposed rule to replace the Clean Power Plan. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

Air Quality Control System

On September 10, 2014, OG&E executed a contract for the design, engineering and fabrication of two circulating Dry Scrubber systems to be installed at Sooner Units 1 and 2. OG&E entered into an agreement on February 9, 2015 to install the Dry Scrubber systems. The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 is expected to be completed in late 2018 to early 2019. More detail regarding the ECP can be found in Note 12 in "Item 1. Financial Statements" under "Pending Regulatory Matters."

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
The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. OG&E submitted compliance plans to the State of Oklahoma in April 2015. The Oklahoma Department of Environmental Quality issued final permits on December 22, 2017 and August 22, 2018 for Muskogee Power Plant and Seminole Power Plant, respectively, in compliance with the final 316(b) rule, and OG&E did not incur any material costs associated with the rule's implementation at either location. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation at other facilities following the future issuance of permits from the State of Oklahoma.

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
4.01
Supplemental Indenture No. 19 dated as of August 15, 2018 between OG&E and BOKF, NA, as trustee. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 17, 2018 (File No. 1-1097) and incorporated by reference herein).

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

November 7, 2018