Form 10-K
period 2018-12-31
OKLAHOMA GAS & ELECTRIC CO
filed 2019-02-21
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
At June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates was $0. As of such date, 40,378,745 shares of common stock, par value $2.50 per share, were outstanding, all of which were held by OGE Energy Corp.
At January 31, 2019, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.
DOCUMENTS INCORPORATED BY REFERENCE
None
Oklahoma Gas and Electric Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

i

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations that are found throughout this Form 10-K.

Abbreviation	Definition
2017 Tax Act	Tax Cuts and Jobs Act of 2017
401(k) Plan	Qualified defined contribution retirement plan
AES	AES-Shady Point, Inc.
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Bcf	Billion cubic feet
CO2	Carbon dioxide
Code	Internal Revenue Code of 1986
CSAPR	Cross-State Air Pollution Rule
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
ECP	Environmental Compliance Plan
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
MMBtu	Million British thermal unit
Mustang Modernization Plan	The construction of seven new, efficient combustion turbines with generating capability of 462 MWs
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
OSHA	Federal Occupational Safety and Health Act of 1970
Pension Plan	Qualified defined benefit retirement plan
Ppb	Parts per billion
QF	Qualified cogeneration facility
QF contracts	Contracts with QFs and small power production producers
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
Stock Incentive Plan	2013 Stock Incentive Plan
System sales	Sales to OG&E's customers
U.S.	United States of America

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

•	environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way OG&E operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility industry;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-K; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission, including those listed in "Item 1A. Risk Factors" herein.

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

OG&E's principal executive offices are located at 321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101-0321 (telephone 405-553-3000). At December 31, 2018, OG&E had 1,803 employees. OGE Energy's website address is www.ogeenergy.com. Through OGE Energy's website under the heading "Investors," "SEC Filings," OGE Energy makes available, free of charge, OGE Energy's and OG&E's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. OGE Energy's website and the information contained therein or connected thereto are not intended to be incorporated into this Form 10-K and should not be considered a part of this Form 10-K. Reports filed with the Securities and Exchange Commission are also made available on its website at www.sec.gov.

OG&E Mission and Focus

OGE Energy's mission, through OG&E and OGE Energy's equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customer's needs for energy and related services, focusing on safety, efficiency, reliability, customer service and risk management.

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

General

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. OG&E furnishes retail electric service in 267 communities and their contiguous rural and suburban areas. The service area covers 30,000 square miles in Oklahoma and western Arkansas, including Oklahoma City, the largest city in Oklahoma, and Fort Smith, Arkansas, the second largest city in that state. Of the 267 communities that OG&E serves, 241 are located in Oklahoma, and 26 are in Arkansas. OG&E derived 92 percent of its total electric operating revenues in 2018 from sales in Oklahoma and the remainder from sales in Arkansas. OG&E does not currently serve wholesale customers in either state.

OG&E's system control area peak demand in 2018 was 6,863 MWs on July 20, 2018. OG&E's load responsibility peak demand was 6,094 MWs on July 20, 2018. The following table shows system sales and variations in system sales for 2018, 2017 and 2016.

Year Ended December 31	2018	2018 vs. 2017	2017	2017 vs. 2016	2016
System sales - (Millions of MWh)	28.1	6.8%	26.3	(2.2)%	26.9

OG&E is subject to competition in various degrees from government-owned electric systems, municipally-owned electric systems, rural electric cooperatives and, in certain respects, from other private utilities, power marketers and cogenerators. Oklahoma law forbids the granting of an exclusive franchise to a utility for providing electricity.
Besides competition from other suppliers or marketers of electricity, OG&E competes with suppliers of other forms of energy. The degree of competition between suppliers may vary depending on relative costs and supplies of other forms of energy. It is possible that changes in regulatory policies or advances in technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells will reduce costs of new technology to levels that are equal to or below that of most central station electricity production. Our ability to maintain relatively low cost, efficient and reliable operations is a significant determinant of our competitiveness.

OKLAHOMA GAS AND ELECTRIC COMPANY
CERTAIN OPERATING STATISTICS

Year Ended December 31	2018	2017	2016
ELECTRIC ENERGY (Millions of MWh)
Generation (exclusive of station use)	18.2	18.5	21.4
Purchased	12.6	11.0	9.6
Total generated and purchased	30.8	29.5	31.0
OG&E use, free service and losses	(1.3)	(1.4)	(1.1)
Electric energy sold	29.5	28.1	29.9
ELECTRIC ENERGY SOLD (Millions of MWh)
Residential	9.7	8.8	9.3
Commercial	8.1	7.6	7.6
Industrial	3.8	3.6	3.6
Oilfield	3.4	3.2	3.2
Public authorities and street light	3.1	3.1	3.2
System sales	28.1	26.3	26.9
Integrated market	1.4	1.8	3.0
Total sales	29.5	28.1	29.9
ELECTRIC OPERATING REVENUES (In millions)
Residential	$901.0	$884.1	$951.9
Commercial	598.0	588.3	573.7
Industrial	196.7	200.6	194.6
Oilfield	153.2	159.5	156.9
Public authorities and street light	204.0	208.0	204.3
Sales for resale	0.2	0.2	0.3
System sales revenues	2,053.1	2,040.7	2,081.7
Provision for rate refund	(6.0)	26.8	(33.6)
Integrated market	48.7	23.5	49.3
Transmission	147.4	151.2	143.0
Other	27.1	18.9	18.8
Total operating revenues	$2,270.3	$2,261.1	$2,259.2
ACTUAL NUMBER OF ELECTRIC CUSTOMERS (At end of period)
Residential	725,440	719,441	712,467
Commercial	97,685	96,098	94,790
Industrial	2,771	2,795	2,831
Oilfield	6,386	6,415	6,469
Public authorities and street light	17,090	17,081	17,025
Total customers	849,372	841,830	833,582
AVERAGE RESIDENTIAL CUSTOMER SALES
Average annual revenue	$1,247.22	$1,234.92	$1,342.88
Average annual use (kilowatt-hour)	13,466	12,324	13,105
Average price per kilowatt-hour (cents)	9.26	10.02	10.25

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2018, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

The OCC issued an order in 1996 authorizing OG&E to reorganize into a subsidiary of OGE Energy. The order required that, among other things, (i) OGE Energy permit the OCC access to the books and records of OGE Energy and its affiliates relating to transactions with OG&E; (ii) OGE Energy employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers; and (iii) OGE Energy refrain from pledging OG&E assets or income for affiliate transactions. In addition, the Energy Policy Act of 2005 enacted the Public Utility Holding Company Act of 2005, which in turn granted to the FERC access to the books and records of OGE Energy and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

For information concerning OG&E's recently completed and currently pending regulatory proceedings, see Note 14 in "Item 8. Financial Statements and Supplementary Data."

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

OG&E records certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refund in future rates. Management continuously monitors the future recoverability of regulatory assets. When in management's judgment future recovery becomes impaired, the amount of the regulatory asset is adjusted, as appropriate. If OG&E were required to discontinue the application of accounting principles for certain types of rate-regulated activities for some or all of its operations, it could result in writing off the related regulatory assets or liabilities, which could have significant financial effects. See Note 1 in "Item 8. Financial Statements and Supplementary Data" for further discussion of OG&E's regulatory assets and liabilities.

Rate Structures
Oklahoma
OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus a fuel adjustment clause mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power.
OG&E offers several alternative customer programs and rate options, as described below.

•
Under OG&E's Smart Grid-enabled SmartHours programs, "time-of-use" and "variable peak pricing" rates offer customers the ability to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity and costs are at their lowest.

•
The guaranteed flat bill option for residential and small general service accounts allows qualifying customers the opportunity to purchase their electricity needs at a set monthly price for an entire year.

•
The Renewable Energy Credit purchase program, a rate option that provides a "renewable energy" resource, is available as a voluntary option to all of OG&E's Oklahoma retail customers. OG&E's ownership and access to wind and solar resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers.

•
Load Reduction is a voluntary load curtailment program that provides OG&E's commercial and industrial customers with the opportunity to curtail usage on a voluntary basis when OG&E's system conditions merit curtailment action. Customers that curtail their usage will receive payment for their curtailment response. This voluntary curtailment program seeks customers that can curtail on most curtailment event days but may not be able to curtail every time that a curtailment event is required.

•
OG&E offers certain qualifying customers "day-ahead price" and "flex price" rate options which allow participating customers to adjust their electricity consumption based on price signals received from OG&E. The prices for the "day-ahead price" and "flex price" rate options are based on OG&E's projected next day hourly operating costs.

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
Arkansas
OG&E's standard tariff rates include a cost of service component (including an authorized return on capital) plus an energy cost recovery mechanism that allows OG&E to pass through to customers the actual cost of fuel and purchased power. In May 2017, the APSC approved a settlement requiring OG&E to be regulated under a formula rate rider. The formula rate rider provides for an annual adjustment to rates approved by the APSC in the May 2017 settlement if the earned rate of return falls outside of a plus or minus 50 basis point dead-band around the allowed return on equity. Adjustments are limited to plus or minus four percent of revenue for each rate class for the 12 months preceding the projected year. The initial term for the formula rate rider is not to exceed five years, unless additional approval is obtained from the APSC.

OG&E offers several alternative customer programs and rate options, as described below.

•
The "time-of-use" and "variable peak pricing" tariffs allow participating customers to save on their electricity bills by shifting some of the electricity consumption to off-peak times when demand for electricity is lowest.

•
The Renewable Energy Credit purchase program, a tariff rate option that provides a "renewable energy" resource, is available as a voluntary option to all of OG&E's Arkansas retail customers. OG&E's ownership and access to wind resources makes the renewable option a possible choice in meeting the renewable energy needs of our conservation-minded customers.

•
Load Reduction is a voluntary load curtailment program that provides OG&E's commercial and industrial customers with the opportunity to curtail usage on a voluntary basis and receive a billing credit when OG&E's system conditions merit curtailment action.

•
OG&E offers certain qualifying customers a "day-ahead price" rate option which allows participating customers to adjust their electricity consumption based on a price signal received from OG&E. The "day-ahead price" is based on OG&E's projected next day hourly operating costs.

Fuel Supply and Generation
The OG&E-generated energy produced and the weighted average cost of fuel used, by type, for the last three years is presented below.

	Fuel Mix (A)			Fuel Cost (In cents/Kilowatt-Hour)
Fuel	2018	2017	2016	2018	2017	2016
Natural gas	48%	39%	45%	2.517	2.821	2.488
Coal	45%	54%	48%	2.025	2.069	2.213
Renewable	7%	7%	7%	—	—	—
Total fuel	100%	100%	100%	2.122	2.211	2.199
(A)Fuel mix calculated as a percent of net MWhs generated.
The decrease in the weighted average cost of fuel in 2018 compared to 2017 was primarily due to lower natural gas prices. The increase in the weighted average cost of fuel in 2017 as compared to 2016 was primarily due to higher natural gas prices. These fuel costs are recovered through OG&E's fuel adjustment clauses that are approved by the OCC, the APSC and the FERC.

OG&E participates in the SPP Integrated Marketplace. As part of the Integrated Marketplace, the SPP has balancing authority responsibilities for its market participants. The SPP Integrated Marketplace functions as a centralized dispatch, where market participants, including OG&E, submit offers to sell power to the SPP from their resources and bid to purchase power from the SPP for their customers. The SPP Integrated Marketplace is intended to allow the SPP to optimize supply offers and demand bids based upon reliability and economic considerations and to determine which generating units will run at any given time for maximum cost-effectiveness within the SPP area. As a result, OG&E's generating units produce output that is different from OG&E's customer load requirements. Net fuel and purchased power costs are recovered through fuel adjustment clauses.

Of OG&E's 6,616 total MWs of generation capability reflected in the table in "Item 2. Properties," 3,631 MWs, or 54.9 percent, are from natural gas generation, 2,524 MWs, or 38.1 percent, are from coal generation, 449 MWs, or 6.8 percent, are from wind generation and 12 MWs, or 0.2 percent, are from solar generation.

Coal
OG&E's coal-fired units are designed to burn low sulfur western sub-bituminous coal. The combination of all 2018 coal had a weighted average sulfur content of 0.23 percent. Based on the average sulfur content and EPA-certified data, OG&E's coal units have an approximate emission rate of 0.5 lbs. of SO2 per MMBtu.
For the first quarter of 2019, OG&E has purchased 100 percent of its coal requirements. OG&E plans to fill the remainder of its 2019 coal needs through spot purchases and use of existing inventory. OG&E has no coal purchase contracts beyond December 2019. In 2018, OG&E purchased 4.6 million tons of coal from various Wyoming suppliers. See "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of environmental matters which may affect OG&E in the future, including its utilization of coal.
Natural Gas
As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.
Wind
OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchased power contracts as listed in the table below.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

Solar

In 2015, OG&E placed its first solar plant into service. The plant consists of two separate solar farms and is located in Oklahoma City on the site of the Mustang generating facility. The Mustang solar plant has a maximum capacity of 2.5 MWs and consists of almost 10,000 photovoltaic panels.

In the first quarter of 2018, OG&E placed its second solar plant, which is located near Covington, Oklahoma, into service. The Covington solar plant has a maximum capacity of 9.7 MWs and consists of almost 38,000 photovoltaic panels.

OG&E will continue to evaluate the need to add solar plants to its generation portfolio based on customer demand, cost and reliability.

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

In the past, environmental regulation caused OG&E to incur significant costs because the trend was to place more and more restrictions and limitations on OG&E's activities. The Trump administration has delayed, reversed or proposed to repeal some of these regulations and generally has not sought to adopt new, more stringent regulations. Nonetheless, OG&E continues to have obligations to take or complete action under previously adopted environmental rules, and OG&E cannot assure that future events, such as changes in existing laws, the promulgation of new laws or regulations or the development or discovery of new facts or conditions will not cause it to incur significant costs for environmental matters.

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2019 will be $50.0 million, of which $25.5 million is for capital expenditures. The amounts include capital expenditures for the Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2020 will be $22.6 million, of which $0.2 million is for capital expenditures. Management continues to evaluate its compliance with existing and proposed environmental legislation and regulations and implement appropriate environmental programs in a competitive market.

For further discussion of environmental matters and capital expenditures related to environmental factors that may affect OG&E, see "2018 Capital Requirements, Sources of Financing and Financing Activities," "Future Capital Requirements" and "Environmental Laws and Regulations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Executive Officers
The table below includes the names, titles and business experience for the most recent five years for those persons serving as Executive Officers of the Registrant as of February 20, 2019:

Name	Age	Current Title and Business Experience
Sean Trauschke	51	2015 - Present:	Chairman of the Board, President and Chief Executive Officer of OGE Energy Corp.
		2014 - 2015:	President of OGE Energy Corp.
		2014:	Vice President and Chief Financial Officer of OGE Energy Corp.
E. Keith Mitchell	56	2015 - Present:	Chief Operating Officer of OG&E
		2014 - 2015:	Executive Vice President and Chief Operating Officer of Enable Midstream Partners, LP
Stephen E. Merrill	54	2014 - Present:	Chief Financial Officer of OGE Energy Corp.
		2014:	Executive Vice President of Finance and Chief Administrative Officer of Enable Midstream Partners, LP
Sarah R. Stafford	37	2018 - Present:	Controller and Chief Accounting Officer of OGE Energy Corp.
		2016 - 2018:	Accounting Research Officer of OGE Energy Corp.
		2014 - 2016:	Senior Manager - Ernst & Young, LLP
Patricia D. Horn	60	2014 - Present:	Vice President - Governance and Corporate Secretary of OGE Energy Corp.
		2014:	Vice President - Governance, Environmental and Corporate Secretary of OGE Energy Corp.
Jean C. Leger, Jr.	60	2014 - Present:	Vice President - Utility Operations of OG&E
Kenneth R. Grant	54	2016 - Present:	Vice President - Sales and Marketing of OG&E
		2015:	Vice President Marketing and Product Development of OG&E
		2014 - 2015:	Managing Director Tech Solutions & Ops of OG&E
Cristina F. McQuistion	54	2017 - Present:	Vice President - Chief Information Officer of OG&E
		2016 - 2017:	Vice President - Chief Information Officer and Utility Strategy of OG&E
		2014 - 2015:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OG&E
		2014:	Vice President - Strategic Planning, Performance Improvement and Chief Information Officer of OGE Energy Corp. and OG&E
Kenneth A. Miller	52	2019 - Present:	Vice President - Regulatory and State Government Affairs of OG&E
		2014 - 2018:	State Treasurer of Oklahoma
Jerry A. Peace	56	2016 - Present:	Vice President - Integrated Resource Planning and Development of OG&E
		2014 - 2015:	Chief Generation Planning and Procurement Officer of OG&E
		2014:	Chief Risk Officer of OGE Energy Corp.
William H. Sultemeier	51	2017 - Present:	General Counsel of OGE Energy Corp.
		2016:	Partner - Jones Day
		2014-2015:	Shareholder - Greenberg Traurig, LLP
Charles B. Walworth	44	2014 - Present:	Treasurer of OGE Energy Corp.
		2014:	Assistant Treasurer of OGE Energy Corp.

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

We may not be able to recover the costs of our substantial investment in capital improvements and additions.

OG&E has recently made substantial investments in capital improvements and additions, including the installation of environmental upgrades and retrofits. OG&E's business plan calls for extensive investment in capital improvements and additions, including modernizing existing infrastructure as well as other initiatives. Significant portions of OG&E's facilities were constructed many years ago. Older generation equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to maintain efficiency, to comply with environmental requirements or to provide reliable operations. OG&E currently provides service at rates approved by one or more regulatory commissions. If these regulatory commissions do not approve adjustments to the rates OG&E charges, it would not be able to recover the costs associated with its planned extensive investment. This could adversely affect OG&E's financial position and results of operations. While OG&E may seek to limit the impact of any denied recovery by attempting to reduce the scope of its capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

As of December 31, 2018, OG&E had invested $504.3 million in the Dry Scrubbers at Sooner Units 1 and 2 and is currently seeking recovery of its investment with the OCC.

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

In compliance with the Energy Policy Act of 2005, the FERC approved the NERC as the national energy reliability organization. The NERC is responsible for the development and enforcement of mandatory reliability and cyber security standards for the wholesale electric power system. OG&E's plan is to comply with all applicable standards and to expediently correct a violation should it occur. One of OG&E's regulators, the NERC, has comprehensive regulations and standards related to the reliability and security of our operating systems, and is continuously developing additional mandatory compliance requirements for the utility industry. The increasing development of NERC rules and standards will increase compliance costs and our exposure for potential violations of these standards.

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

Also, because our generation and transmission systems are part of an interconnected regional grid, we face the risk of possible loss of business due to a disruption or black-out caused by an event such as a severe storm, generator or transmission facility outage on a neighboring system or the actions of a neighboring utility. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial position, results of operations and cash flows.

OG&E's electric generation, transmission and distribution assets are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses, increased purchase power costs, accidents and third-party liability.

OG&E owns and operates coal-fired, natural gas-fired, wind-powered and solar-powered generating assets. Operation of electric generation, transmission and distribution assets involves risks that can adversely affect energy output and efficiency levels or that could result in loss of human life, significant damage to property, environmental pollution and impairment of OG&E's operations. Included among these risks are:

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

The occurrence of any of these events, if not fully covered by insurance, could have a material effect on our financial position and results of operations. Further, when unplanned maintenance work is required on power plants or other equipment, OG&E will not only incur unexpected maintenance expenses, but it may also have to make spot market purchases of replacement electricity that could exceed OG&E's costs of generation or be forced to retire a generation unit if the cost or timing of the maintenance is not reasonable and prudent. If OG&E is unable to recover any of these increased costs in rates, it could have a material adverse effect on our financial performance.

Changes in technology, regulatory policies and customer electricity consumption may cause our assets to be less competitive and impact our results of operations.

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

Our operations are affected by local, national and worldwide economic conditions. The consequences of a recession could include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also could affect the cost of capital and our ability to raise capital.

Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which could impact the ability of our customers to pay timely, increase customer bankruptcies, and could lead to increased bad debt. If such circumstances occur, we expect that commercial and industrial customers would be impacted first, with residential customers following.

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
OG&E operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures or unauthorized access. Such failures or breaches of the systems could impact the reliability of OG&E's generation, transmission and distribution systems which may result in a loss of service to customers and also subject OG&E to financial harm due to the significant expense to repair security breaches or system damage. The implementation of OG&E's Smart Grid program further increases potential risks associated with cybersecurity attacks. Our generation and transmission systems are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers' operations, could also negatively impact our business. If the technology systems were to fail or be breached and not recovered in a timely manner, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on its financial position, results of operations and cash flows.
Security threats continue to evolve and adapt. We and our third-party vendors have been subject to, and will likely continue to be subject to, attempts to gain unauthorized access to systems, or confidential data, or to disrupt operations. None of these attempts has individually or in aggregate resulted in a security incident with a material impact on our financial condition or results of operations. Despite implementation of security and control measures, there can be no assurance that we will be able to prevent the unauthorized access of our systems and data, or the disruption of our operations, either of which could have a material impact. Our security procedures, which include among others, virus protection software, cybersecurity and our business continuity planning, including disaster recovery policies and back-up systems, may not be adequate or implemented properly to fully address the adverse effect of cybersecurity attacks on our systems, which could adversely impact our operations.
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

Weather conditions such as tornadoes, thunderstorms, ice storms, wind storms, earthquakes, prolonged droughts and the occurrence of wildfires, as well as seasonal temperature variations may adversely affect our financial position, results of operations and cash flows.

Weather conditions directly influence the demand for electric power. In OG&E's service area, demand for power peaks during the hot summer months, with market prices also typically peaking at that time. As a result, overall operating results may fluctuate on a seasonal and quarterly basis. In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder. Unusually mild weather in the future could reduce our revenues, net income, available cash and borrowing ability. Severe weather, such as tornadoes, thunderstorms, ice storms, wind storms, earthquakes, prolonged droughts and the occurrence of wildfires may cause outages and property damage which may require us to incur additional costs that are generally not insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period. In addition, prolonged droughts could cause a lack of sufficient water for use in cooling during the electricity generating process. Additionally, if climate change exacerbates physical changes in weather, operations may be impacted as discussed above.

FINANCIAL RISKS

Market performance, increased retirements, changes in retirement plan regulations and increasing costs associated with our Pension Plan, health care plans and other employee-related benefits may adversely affect our financial position, results of operations or cash flows.

OGE Energy has a Pension Plan that covers a significant amount of our employees hired before December 1, 2009. OGE Energy also has defined benefit postretirement plans that cover a significant amount of our employees hired prior to February 1, 2000. Assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions with respect to the defined benefit retirement and postretirement plans have a significant impact on our results of operations and funding requirements. Based on our assumptions at December 31, 2018, OGE Energy expects to make future contributions to maintain required funding levels. It has been OGE Energy's practice to also make voluntary contributions to maintain more prudent funding levels than minimally required. OGE Energy may continue to make voluntary contributions in the future. These amounts are estimates and may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.

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

Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. The median age of utility workers is significantly higher than the national average. Over the next three years, 32 percent of our current employees will meet the eligibility requirements to retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

OG&E owns and operates an interconnected electric generation, transmission and distribution system, located in Oklahoma and western Arkansas, which included 11 generating stations with an aggregate capability of 6,616 MWs at December 31, 2018. The following tables set forth information with respect to OG&E's electric generating facilities, all of which are located in Oklahoma.

					2018 Capacity Factor (A)		Unit Capability (MW)	Station Capability (MW)
		Year Installed		Fuel Capability
Station & Unit			Unit Design Type
Seminole	1	1971	Steam-Turbine	Gas	9.9%		426
	2	1973	Steam-Turbine	Gas	4.9%		425
	3	1975	Steam-Turbine	Gas/Oil	15.9%		464	1,315
Muskogee	4	1977	Steam-Turbine	Coal	16.5%		479
	5	1978	Steam-Turbine	Coal	29.2%		501
	6	1984	Steam-Turbine	Coal	38.0%		503	1,483
Sooner	1	1979	Steam-Turbine	Coal	51.2%		520
	2	1980	Steam-Turbine	Coal	44.5%		521	1,041
Horseshoe Lake	6	1958	Steam-Turbine	Gas/Oil	13.2%		163
	7	1963	Combined Cycle	Gas/Oil	12.4%		211
	8	1969	Steam-Turbine	Gas	5.3%		403
	9	2000	Combustion-Turbine	Gas	17.6%		43
	10	2000	Combustion-Turbine	Gas	16.2%		42	862
Redbud (B)	1	2003	Combined Cycle	Gas	51.2%		154
	2	2003	Combined Cycle	Gas	51.9%		154
	3	2003	Combined Cycle	Gas	47.9%		153
	4	2003	Combined Cycle	Gas	49.7%		153	614
Mustang	5A	1971	Combustion-Turbine	Gas/Jet Fuel	0.8%		33
	5B	1971	Combustion-Turbine	Gas/Jet Fuel	0.8%		31
	6	2018	Combustion-Turbine	Gas	23.0%		57
	7	2018	Combustion-Turbine	Gas	25.1%		57
	8	2017	Combustion-Turbine	Gas	24.8%		58
	9	2018	Combustion-Turbine	Gas	27.3%		58
	10	2018	Combustion-Turbine	Gas	26.8%		57
	11	2018	Combustion-Turbine	Gas	27.0%		57
	12	2018	Combustion-Turbine	Gas	23.4%		57	465
McClain (C)	1	2001	Combined Cycle	Gas	76.3%		375	375
Total Generating Capability (all stations, excluding renewable)								6,155

Renewable						2018 Capacity Factor (A)	Unit Capability (MW)	Station Capability (MW)
		Year Installed		Number of Units	Fuel Capability
Station			Location
Crossroads		2011	Canton, OK	98	Wind	36.9%	2.3	228
Centennial		2007	Laverne, OK	80	Wind	27.9%	1.5	120
OU Spirit		2009	Woodward, OK	44	Wind	33.8%	2.3	101
Mustang		2015	Oklahoma City, OK	90	Solar	20.1%	—	2
Covington		2018	Covington, OK	4	Solar	25.3%	2.4	10
Total Generating Capability (renewable)								461

(A)	2018 Capacity Factor = 2018 Net Actual Generation / (2018 Net Maximum Capacity (Nameplate Rating in MWs) x Period Hours (8,760 Hours))

(B)	Represents OG&E's 51 percent ownership interest in the Redbud Plant.

(C)	Represents OG&E's 77 percent ownership interest in the McClain Plant.

At December 31, 2018, OG&E's transmission system included: (i) 52 substations with a total capacity of 13.2 million kV-amps and 5,100 structure miles of lines in Oklahoma and (ii) seven substations with a total capacity of 2.9 million kV-amps and 277 structure miles of lines in Arkansas. OG&E's distribution system included: (i) 345 substations with a total capacity of

10.2 million kV-amps, 29,345 structure miles of overhead lines, 2,940 miles of underground conduit and 10,932 miles of underground conductors in Oklahoma and (ii) 30 substations with a total capacity of 1.0 million kV-amps, 2,786 structure miles of overhead lines, 297 miles of underground conduit and 685 miles of underground conductors in Arkansas.

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

During the three years ended December 31, 2018, OG&E's gross property, plant and equipment (excluding construction work in progress) additions were $2.0 billion, and gross retirements were $295.1 million. These additions were provided by cash generated from operations, short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy), long-term borrowings and permanent financings. The additions during this three-year period amounted to 16.6 percent of gross property, plant and equipment (excluding construction work in progress) at December 31, 2018.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Currently, all of OG&E's outstanding common stock is held by OGE Energy. Therefore, there is no public trading market for OG&E's common stock.
Item 6. Selected Financial Data.

HISTORICAL DATA

Year Ended December 31 (In millions)	2018	2017	2016	2015	2014
SELECTED FINANCIAL DATA
Results of Operations Data
Operating revenues	$2,270.3	$2,261.1	$2,259.2	$2,196.9	$2,453.1
Cost of sales	892.5	897.6	880.1	865.0	1,106.6
Operating expenses	883.6	835.5	851.6	814.5	789.0
Operating income	494.2	528.0	527.5	517.4	557.5
Allowance for equity funds used during construction	23.8	39.7	14.2	8.3	4.2
Other net periodic benefit expense	8.9	16.3	18.6	17.0	19.5
Other income	14.1	36.6	16.4	13.3	4.8
Other expense	3.4	2.3	2.9	1.6	1.9
Interest expense	151.8	138.4	138.1	146.7	141.5
Income tax expense	40.0	141.8	114.4	104.8	111.6
Net income	$328.0	$305.5	$284.1	$268.9	$292.0
Balance Sheet Data (at period end)
Property, plant and equipment, net	$8,637.7	$8,333.8	$7,681.8	$7,296.1	$6,941.5
Total assets	$9,704.5	$9,255.6	$8,669.4	$8,525.5	$8,248.9
Long-term debt (including Long-term debt due within one year)	$3,146.9	$2,999.4	$2,530.8	$2,639.3	$2,638.0
Total stockholder's equity	$3,603.3	$3,455.7	$3,252.1	$3,155.7	$3,004.2
Capitalization Ratios (A)
Stockholder's equity	53.4%	53.5%	56.2%	54.3%	53.1%
Long-term debt	46.6%	46.5%	43.8%	45.7%	46.9%

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

Overview

OG&E Mission and Focus

OGE Energy's mission, through OG&E and OGE Energy's equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customer's needs for energy and related services, focusing on safety, efficiency, reliability, customer service and risk management.

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

Summary of Operating Results

2018 compared to 2017. OG&E reported net income of $328.0 million and $305.5 million, respectively, in 2018 and 2017. The increase of $22.5 million, or 7.4 percent, was primarily due to higher gross margin due to favorable weather (reduced by lower customer rates which were offset by lower income tax expense). This increase was partially offset by higher depreciation and amortization expense, primarily due to a reduction in depreciation expense recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, and higher interest expense driven by increased debt outstanding during 2018 and decreased allowance for borrowed funds used during construction as environmental and large capital projects have been completed.

2017 compared to 2016. OG&E reported net income of $305.5 million and $284.1 million, respectively, in 2017 and 2016. The increase of $21.4 million, or 7.5 percent, was primarily due to higher net other income driven by increased allowance for equity funds used during construction, as environmental and large capital projects were in progress during the year, and lower depreciation and amortization expense as a result of the March 2017 OCC rate order mandating a reduction in depreciation rates. These increases were partially offset by higher income tax expense, higher operation and maintenance expense as a result of increased spending on vegetation management and lower gross margin primarily due to milder weather.

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

In January 2018, OG&E filed a general rate review in Oklahoma, seeking recovery of the seven combustion turbines that were part of the Mustang Modernization Plan, requesting an increase in depreciation rates to levels similar with rates in existence prior to the March 2017 OCC rate order and crediting customers for the impacts of the 2017 Tax Act. In June 2018, the OCC approved a Joint Stipulation and Settlement Agreement. As a result of the settlement, new rates were implemented on July 1, 2018.

In December 2018, OG&E filed a general rate review with the OCC, requesting a rate increase to recover its investments in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas to comply with the Regional Haze Rule. The filing also seeks to align OG&E's return on equity more closely to the industry average and to align OG&E's depreciation rates to more realistically reflect its assets' lifespans.

In December 2018, OG&E filed an application for pre-approval from the OCC to acquire a coal- and natural gas-fired plant from AES and a natural gas-fired combined-cycle plant from Oklahoma Cogeneration LLC in 2019. The purchase of these assets is intended to replace capacity currently provided by power purchase contracts set to expire in 2019 and to help OG&E satisfy its customers' energy needs and load obligations to the SPP.

Further discussion can be found in Note 14 within "Item 8. Financial Statements and Supplementary Data."

2019 Outlook

OG&E projects to earn approximately $311 million to $325 million in 2019 and is based on the following assumptions:

•	normal weather patterns are experienced for the remainder of the year;

•	gross margin on revenues of approximately $1.416 billion to $1.421 billion based on sales growth of approximately one percent on a weather-adjusted basis;

•	operating expenses of approximately $941 million to $949 million, with operation and maintenance expenses comprising approximately 50 percent of the total;

•
interest expense of approximately $143 million to $145 million which assumes a $1.4 million allowance for borrowed funds used during construction reduction to interest expense and assumes a debt issuance of $300 million in the second half of 2019;

•	other income of approximately $3.5 million including approximately $3.3 million of allowance for equity funds used during construction;

•	an effective tax rate of approximately 4.4 percent;

•	new rates take effect in Oklahoma by July 1, 2019; and

•	every 25 basis point change in the allowed Oklahoma return on equity equates to a change of approximately $9.4 million in revenue.

OG&E has significant seasonality in its earnings. OG&E typically shows the majority of its earnings in the second and third quarters due to the seasonal nature of air conditioning demand.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the years ended December 31, 2018, 2017 and 2016, see "Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2019 Outlook.

(In millions)	Twelve Months Ended December 31, 2019 (A)
Operating revenues	$1,820
Cost of sales	402
Gross margin	$1,418

(A)	Based on the midpoint of OG&E earnings guidance for 2019.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the years ended December 31, 2018, 2017 and 2016 and OG&E's financial position at December 31, 2018 and 2017. The following information should be read in conjunction with the Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

Year Ended December 31 (Dollars in millions)	2018	2017	2016
Operating revenues	$2,270.3	$2,261.1	$2,259.2
Cost of sales	892.5	897.6	880.1
Other operation and maintenance	473.8	469.8	451.2
Depreciation and amortization	321.6	280.9	316.4
Taxes other than income	88.2	84.8	84.0
Operating income	494.2	528.0	527.5
Allowance for equity funds used during construction	23.8	39.7	14.2
Other net periodic benefit expense	8.9	16.3	18.6
Other income	14.1	36.6	16.4
Other expense	3.4	2.3	2.9
Interest expense	151.8	138.4	138.1
Income tax expense	40.0	141.8	114.4
Net income	$328.0	$305.5	$284.1
Operating revenues by classification:
Residential	$901.0	$884.1	$951.9
Commercial	598.0	588.3	573.7
Industrial	196.7	200.6	194.6
Oilfield	153.2	159.5	156.9
Public authorities and street light	204.0	208.0	204.3
Sales for resale	0.2	0.2	0.3
System sales revenues	2,053.1	2,040.7	2,081.7
Provision for rate refund	(6.0)	26.8	(33.6)
Integrated market	48.7	23.5	49.3
Transmission	147.4	151.2	143.0
Other	27.1	18.9	18.8
Total operating revenues	$2,270.3	$2,261.1	$2,259.2
Reconciliation of gross margin to revenue:
Operating revenues	$2,270.3	$2,261.1	$2,259.2
Cost of sales	892.5	897.6	880.1
Gross margin	$1,377.8	$1,363.5	$1,379.1
MWh sales by classification (In millions)
Residential	9.7	8.8	9.3
Commercial	8.1	7.6	7.6
Industrial	3.8	3.6	3.6
Oilfield	3.4	3.2	3.2
Public authorities and street light	3.1	3.1	3.2
System sales	28.1	26.3	26.9
Integrated market	1.4	1.8	3.0
Total sales	29.5	28.1	29.9
Number of customers	849,372	841,830	833,582
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.517	2.821	2.488
Coal	2.025	2.069	2.213
Total fuel	2.122	2.211	2.199
Total fuel and purchased power	2.900	3.049	2.842
Degree days (A)
Heating - Actual	3,776	2,877	2,800
Heating - Normal	3,349	3,349	3,349
Cooling - Actual	2,123	1,944	2,247
Cooling - Normal	2,092	2,092	2,092

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

2018 compared to 2017. OG&E's net income increased $22.5 million, or 7.4 percent, in 2018 as compared to 2017, primarily due to higher gross margin (reduced by lower customer rates which were offset by lower income tax expense), partially offset by higher depreciation and amortization expense, primarily due to a reduction in depreciation expense recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, lower other income and higher interest expense.
Gross margin increased $14.3 million, or 1.0 percent, in 2018 as compared to 2017. The below factors contributed to the change in gross margin.

(In millions)	$ Change
Weather (price and quantity) (A)	$43.0
New customer growth	7.8
Non-residential demand and related revenue	6.9
Industrial and oilfield sales	5.7
Price variance (B)	(36.4)
Reserve for tax refund (C)	(15.4)
Wholesale transmission revenue (D)	(7.1)
Other	9.8
Change in gross margin	$14.3

(A)	Cooling and heating degree days increased nine percent and 31 percent, respectively, during the year ended December 31, 2018, as compared to the same periods in 2017.

(B)
Decreased during the year ended December 31, 2018 primarily due to new Oklahoma rates being implemented on July 1, 2018 and new rates being implemented for Arkansas customers in October 2018, both of which reflected the lower corporate federal tax rate as a result of the 2017 Tax Act, as well as the Oklahoma and Arkansas tax refunds to customers during the July 2018 and October 2018 billing cycles, respectively, for amounts reserved in previous months during 2018 prior to the implementation of new rates.

(C)	Further discussion of OG&E's reserve for tax refund in response to OCC, APSC and FERC proceedings can be found in Notes 8 and 14 in "Item 8. Financial Statements and Supplementary Data."

(D)
Beginning with the July 2018 invoice, billings reflected the lower corporate federal tax rate enacted by the 2017 Tax Act, as discussed in Note 14 in "Item 8. Financial Statements and Supplementary Data."

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission-related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $5.1 million, or 0.6 percent, in 2018 as compared to 2017. The below factors contributed to the change in cost of sales.

(In millions)	$ Change	% Change
Fuel expense (A)	$(22.3)	(5.5)%
Purchased power costs:
Purchases from SPP (B)	23.8	10.3%
Wind	(3.6)	(5.7)%
Cogeneration	(2.8)	(2.4)%
Transmission expense (C)	(0.9)	(1.3)%
Curtailment expense	0.7	9.3%
Change in cost of sales	$(5.1)

(A)	Decrease in fuel expense during the year ended 2018 was primarily due to lower fuel prices and decreased utilization of company-owned generation.

(B)
Increase in the cost of purchases from the SPP for the year ended 2018 was due to a 21.1 percent increase in MWhs purchased, partially offset by a 9.0 percent decrease in cost per MWhs purchased due to a decrease in fuel prices.

(C)	Decrease in transmission-related charges was primarily due to lower SPP charges driven by lower rates charged to OG&E for transmission service as a result of lower tax rates due to the 2017 Tax Act.

Other operation and maintenance expense increased $4.0 million, or 0.9 percent, in 2018 as compared to 2017. The below factors contributed to the change in other operation and maintenance expense.

(In millions)	$ Change	% Change
Payroll and benefits (A)	$13.6	5.8%
Contract technical and construction services and materials and supplies (B)	(5.9)	(8.2)%
Other	(3.7)	(2.3)%
Change in other operation and maintenance expense	$4.0

(A)	Increased primarily due to annual salary increases and an increase in incentive compensation.

(B)	Changes are primarily due to the timing of normal plant maintenance.

Depreciation and amortization expense increased $40.7 million, or 14.5 percent, primarily due to a reduction in depreciation expense of approximately $20.0 million recorded in March 2017 for the period from July 1, 2016 to December 31, 2016 resulting from the March 2017 OCC rate order, and additional assets being placed into service.

Allowance for equity funds used during construction decreased $15.9 million, or 40.1 percent, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit expense decreased $7.4 million, or 45.4 percent, primarily due to amortization of unrecognized prior service cost.

Other income decreased $22.5 million, or 61.5 percent, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction and a change in the presentation of guaranteed flat bill margins, which are now included in gross margin due to the adoption of the new revenue recognition standard (ASC 606).

Allowance for borrowed funds used during construction decreased $6.3 million, or 35.0 percent, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Income tax expense decreased $101.8 million, or 71.8 percent, primarily due to a reduction in the corporate federal tax rate, an increase in the amortization of net unfunded deferred taxes, an increase in state tax credit generation and lower pre-tax income.
2017 compared to 2016. OG&E's net income increased $21.4 million, or 7.5 percent, in 2017 as compared to 2016, primarily due to lower depreciation and amortization expense as a result of the March 2017 OCC rate order mandating a reduction in depreciation rates, higher allowance for equity funds used during construction, higher other income and higher allowance for borrowed funds used during construction, partially offset by higher income tax expense, higher operation and maintenance expense, lower gross margin and higher interest on long-term debt.

Gross margin decreased $15.6 million, or 1.1 percent, in 2017 as compared to 2016. The below factors contributed to the change in gross margin.

(In millions)	$ Change
Weather (price and quantity) (A)	$(15.1)
Price variance (B)	(13.9)
Wholesale transmission revenue	(8.1)
New customer growth	14.2
Non-residential demand and related revenues	5.0
Industrial and oilfield sales	2.2
Other	0.1
Change in gross margin	$(15.6)

(A)	Cooling degree days decreased approximately 13 percent in 2017.

(B)	Decreased primarily due to additional reserves for rate refunds in both Oklahoma and Arkansas, as well as riders moving to base rates in the March 2017 OCC rate order.

OG&E's cost of sales increased $17.5 million, or 2.0 percent, in 2017 as compared to 2016. The below factors contributed to the change in cost of sales.

(In millions)	$ Change	% Change
Fuel expense (A)	$(61.5)	(13.1)%
Purchased power costs:
Purchases from SPP (B)	74.4	47.2%
Wind	0.2	0.4%
Cogeneration	(9.5)	(7.6)%
Transmission expense (C)	13.9	23.5%
Change in cost of sales	$17.5

(A)	Decrease in fuel expense was primarily due to decreased utilization of company-owned generation.

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

Other operation and maintenance expense increased $18.6 million, or 4.1 percent, in 2017 as compared to 2016. The below factors contributed to the change in other operation and maintenance expense.

(In millions)	$ Change	% Change
Vegetation management	$14.5	68.7%
Other	11.5	2.2%
Capitalized labor (A)	(7.4)	(7.9)%
Change in other operation and maintenance expense	$18.6

(A)
Increased during 2017 primarily due to more storm costs exceeding the $2.7 million OCC-allowed threshold, which were moved to a regulatory asset, as well as mutual assistance, which was provided in the aftermath of Hurricanes Harvey and Irma.

Depreciation and amortization expense decreased $35.5 million, or 11.2 percent, primarily due to lower depreciation expense related to the reduction in depreciation rates approved in the March 2017 OCC rate order, partially offset by additional assets being placed into service.

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

Off-Balance Sheet Arrangement

Railcar Lease Agreement

As of December 31, 2018, OG&E has a noncancellable operating lease with a purchase option, covering 1,093 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

At the end of the lease term, which was February 1, 2019, OG&E had the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chose not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars was less than the stipulated fair market value, OG&E would have been responsible for the difference in those values up to a maximum of $16.2 million. OG&E was also required to maintain all of the railcars it had under the operating lease.

On February 1, 2019, OG&E renewed the lease agreement effective February 1, 2019, under similar terms and conditions, for a fleet of 780 railcars, expiring February 1, 2024. The number of railcars was reduced due to the conversion of Muskogee Units 4 and 5 to natural gas. At the end of the lease term, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $6.8 million.

The railcar lease was recorded on OG&E's 2019 Balance Sheet upon adoption of the new leases standard (ASC 842).

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

Accounts Receivable and Accrued Unbilled Revenues. The balance of Accounts Receivable and Accrued Unbilled Revenues was $235.5 million and $255.0 million at December 31, 2018 and 2017, respectively, a decrease of $19.5 million, or 7.6 percent, primarily due to a decrease in billings to OG&E's retail customers.

Advances to Parent. The balance in Advances to Parent was $319.5 million and $112.5 million at December 31, 2018 and 2017, respectively, an increase of $207.0 million, primarily due to an increase of cash from customers and proceeds from long-term debt, partially offset by daily operational expenses, capital expenditures, payment of long-term debt and dividends paid on common stock.

Fuel Inventories. The balance in Fuel Inventories was $57.6 million and $84.3 million at December 31, 2018 and 2017, respectively, a decrease of $26.7 million, or 31.7 percent, primarily due to decreased coal and gas inventory.

Materials and Supplies, at Average Cost. The balance of Materials and Supplies, at Average Cost was $126.7 million and $80.8 million at December 31, 2018 and 2017, respectively, an increase of $45.9 million, or 56.8 percent, primarily due to increased inventory related to long-term service agreements.

Other Current Assets. The balance of Other Current Assets was $25.5 million and $48.6 million at December 31, 2018 and 2017, respectively, a decrease of $23.1 million, or 47.5 percent, primarily due to increased collections from customers associated with various rate riders.

Accrued Compensation. The balance of Accrued Compensation was $33.8 million and $25.6 million at December 31, 2018 and 2017, respectively, an increase of $8.2 million, or 32.0 percent, primarily due to higher accruals for incentive compensation, partially offset by a lower amount of accrued vacation.

Other Current Liabilities. The balance of Other Current Liabilities was $86.8 million and $28.5 million at December 31, 2018 and 2017, respectively, an increase of $58.3 million, primarily due to amounts owed to customers, including the reserve for tax refund of $15.4 million resulting from the 2017 Tax Act, SPP reserves of $29.9 million and over recovery of the SPP cost tracker of $16.8 million.

Cash Flows

				2018 vs. 2017		2017 vs. 2016
Year Ended December 31 (In millions)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Net cash provided from operating activities	$804.0	$715.7	$572.9	$88.3	12.3%	$142.8	24.9%
Net cash used in investing activities	$(573.5)	$(823.4)	$(659.2)	$249.9	(30.3)%	$(164.2)	24.9%
Net cash (used in) provided from financing activities	$(230.5)	$107.7	$86.3	$(338.2)	*	$21.4	24.8%
* Greater than a 100 percent variance.

Operating Activities

The increase of $88.3 million, or 12.3 percent, in net cash provided from operating activities in 2018 as compared to 2017 was primarily due to a decrease in vendor payments and an increase in amounts received from customers, partially offset by an increase in income taxes, net of income tax refunds.

The increase of $142.8 million, or 24.9 percent, in net cash provided from operating activities in 2017 as compared to 2016 was primarily due to increased amounts received from customers, primarily due to recovery of fuel costs, partially offset by an increase in vendor payments.

Investing Activities

The decrease of $249.9 million, or 30.3 percent, in net cash used in investing activities in 2018 as compared to 2017 was primarily due to a decrease in capital expenditures primarily related to environmental and large capital projects.

The increase of $164.2 million, or 24.9 percent, in net cash used in investing activities in 2017 as compared to 2016 was primarily due to an increase in capital expenditures related to multiple environmental and large capital projects.

Financing Activities

The increase of $338.2 million in net cash used in financing activities in 2018 as compared to 2017 was primarily due to the issuance of less long-term debt in 2018 and additional long-term debt paid off in 2018.

The increase of $21.4 million, or 24.8 percent, in net cash provided from financing activities in 2017 as compared to 2016 was primarily due to the issuance of $300.0 million in long-term debt in each March 2017 and August 2017, partially offset by changes in cash advances with parent.

2018 Capital Requirements, Sources of Financing and Financing Activities
Total capital requirements, consisting of capital expenditures and maturities of long-term debt, were $823.7 million, and contractual obligations, net of recoveries through fuel adjustment clauses, were $75.6 million, resulting in total net capital requirements and contractual obligations of $899.3 million in 2018, of which $139.8 million was to comply with environmental regulations. This compares to net capital requirements of $949.2 million and net contractual obligations of $78.0 million totaling $1,027.2 million in 2017, of which $213.9 million was to comply with environmental regulations.
In 2018, OG&E's primary sources of capital were cash generated from operations and proceeds from the issuance of long- and short-term debt. Changes in working capital reflect the seasonal nature of OG&E's business, the revenue lag between billing and collection from customers and fuel inventories. See "Working Capital" for a discussion of significant changes in net working capital requirements as it pertains to operating cash flow and liquidity.

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

Capital Expenditures

OG&E's estimates of capital expenditures for the years 2019 through 2023 are shown in the following table. These capital expenditures represent the base maintenance capital expenditures (i.e., capital expenditures to maintain and operate OG&E's business) plus capital expenditures for known and committed projects.

(In millions)	2019	2020	2021	2022	2023
Transmission	$40	$35	$35	$35	$35
Distribution:
Oklahoma	195	205	225	225	225
Arkansas	55	30	15	15	15
Generation	145	75	60	60	90
Other	50	40	40	40	30
Total transmission, distribution, generation and other	485	385	375	375	395
Projects:
Environmental - Dry Scrubbers (A)	15	—	—	—	—
Environmental - natural gas conversion (A)	10	—	—	—	—
Grid modernization, reliability, resiliency, technology and other	115	190	225	210	185
Total projects	140	190	225	210	185
Total	$625	$575	$600	$585	$580

(A)
Represent capital costs associated with OG&E's ECP to comply with the EPA's Regional Haze Rule. More detailed discussion regarding the Regional Haze Rule and OG&E's ECP can be found in Notes 13 and 14 in "Item 8. Financial Statements and Supplementary Data" and in "Environmental Laws and Regulations" below.

Additional capital expenditures beyond those identified in the table above, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

Contractual Obligations

The following table summarizes OG&E's contractual obligations at December 31, 2018. See OG&E's Statements of Capitalization and Note 13 in "Item 8. Financial Statements and Supplementary Data" for additional information.

(In millions)	2019	2020-2021	2022-2023	After 2023	Total
Maturities of long-term debt (A)	$250.1	$0.2	$0.2	$2,929.5	$3,180.0
Operating lease obligations:
Railcars	18.6	—	—	—	18.6
Wind farm land leases	2.5	5.8	5.8	37.6	51.7
Total operating lease obligations	21.1	5.8	5.8	37.6	70.3
Other purchase obligations and commitments:
Cogeneration capacity and fixed operation and maintenance payments (B)	10.9	—	—	—	10.9
Expected cogeneration energy payments (B)	2.4	—	—	—	2.4
Minimum purchase commitments	75.8	89.2	89.2	370.4	624.6
Expected wind purchase commitments	56.3	114.0	115.5	448.0	733.8
Long-term service agreement commitments	46.8	4.8	16.8	108.9	177.3
Environmental compliance plan expenditures	5.8	0.2	—	—	6.0
Total other purchase obligations and commitments	198.0	208.2	221.5	927.3	1,555.0
Total contractual obligations	469.2	214.2	227.5	3,894.4	4,805.3
Amounts recoverable through fuel adjustment clause (C)	(153.1)	(203.2)	(204.7)	(818.4)	(1,379.4)
Total contractual obligations, net	$316.1	$11.0	$22.8	$3,076.0	$3,425.9

(A)	Maturities of OG&E's long-term debt during the next five years consist of $250.1 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million in 2019, 2020, 2021, 2022 and 2023, respectively.

(B)
Cogeneration capacity, fixed operation and maintenance and energy payments will end in 2019, as a result of contract expiration. As described below, OG&E intends to acquire the AES and Oklahoma Cogeneration LLC power plants, pending regulatory approval.

(C)
Includes expected recoveries of costs incurred for OG&E's railcar operating lease obligations, OG&E's expected cogeneration energy payments, OG&E's minimum fuel purchase commitments and OG&E's expected wind purchase commitments.

As of December 31, 2018, OG&E has 440 MWs of QF contracts with AES and Oklahoma Cogeneration LLC to meet its current and future expected customer needs. The QF contract with AES expired on January 15, 2019, and the QF contract with Oklahoma Cogeneration LLC expires on August 31, 2019. On December 20, 2018, OG&E announced its plan to acquire power plants from AES and Oklahoma Cogeneration LLC, pending regulatory approval, to meet customers' energy needs. Further discussion can be found in Notes 13 and 14 in "Item 8. Financial Statements and Supplementary Data."

The actual cost of fuel used in electric generation (which includes the operating lease obligations for OG&E's railcar leases shown above) and certain purchased power costs are passed on to OG&E's customers through fuel adjustment clauses. Accordingly, while the cost of fuel related to operating leases and the vast majority of minimum fuel purchase commitments of OG&E noted above may increase capital requirements, such costs are recoverable through fuel adjustment clauses and have little, if any, impact on net capital requirements and future contractual obligations. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC.

Pension and Postretirement Benefit Plans

At December 31, 2018, 32.4 percent of the Pension Plan investments were in listed common stocks with the balance primarily invested in corporate fixed income, other securities and U.S. Treasury notes and bonds as presented in Note 12 in "Item 8. Financial Statements and Supplementary Data." During 2018, actual losses on the Pension Plan were $29.2 million, compared to expected return on plan assets of $33.1 million. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, decreased. Funding levels are dependent on returns on plan assets and future discount rates. OGE Energy made a $15.0 million and $20.0 million contribution to its Pension Plan in 2018 and 2017, respectively, of which $5.0 million is related to OG&E in 2018 compared to $4.0 million related to OG&E in 2017. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2019. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

The following table presents the status of OG&E's portion of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans at December 31, 2018 and 2017. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheets as discussed in Note 1 in "Item 8. Financial Statements and Supplementary Data." The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2018	2017	2018	2017	2018	2017
Benefit obligations	$453.6	$510.6	$6.0	$4.2	$104.8	$115.8
Fair value of plan assets	387.6	477.2	—	—	40.6	45.2
Funded status at end of year	$(66.0)	$(33.4)	$(6.0)	$(4.2)	$(64.2)	$(70.6)

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

Short-Term Debt and Credit Facility

Short-term borrowings generally are used to meet working capital requirements. OG&E borrows on a short-term basis, as necessary, by the issuance of commercial paper and by borrowings under its revolving credit agreement. At December 31, 2018, there were $319.5 million in advances to OGE Energy compared to $112.5 million at December 31, 2017. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. OG&E has a $450.0 million revolving credit facility which is available to back up OG&E's commercial paper borrowings and to provide revolving credit borrowings. This bank facility can also be used as a letter of credit facility. The following table highlights OG&E's short-term debt activity as of December 31, 2018.

(Dollars in millions)	December 31, 2018
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.05%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

In March 2017, OG&E entered into an unsecured five-year $450.0 million revolving credit agreement. The facility contained an option, which could be exercised up to two times, to extend the term of the facility for an additional year. Effective March 9, 2018, OG&E utilized one of those extensions to extend the maturity of its credit facility from March 8, 2022 to March 8, 2023.

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2019 and ending December 31, 2020. See Note 11 in "Item 8. Financial Statements and Supplementary Data" for further discussion of OG&E's short-term debt activity.

Issuance of Long-Term Debt

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

Security Ratings

	Moody's Investors Service	S&P's Global Ratings	Fitch Ratings
Senior Notes	A2	BBB+	A

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

On March 5, 2018, S&P's Global Ratings revised the rating outlooks on OGE Energy and OG&E from stable to negative. S&P's Global Ratings indicated that the revised outlooks reflect the limited cushion in company financial measures, which incorporate higher capital spending plans and the effects of the 2017 Tax Act, and uncertainty regarding regulatory risk. The revised outlooks did not trigger any collateral requirements or change fees under the revolving credit agreements.

On June 18, 2018, S&P's Global Ratings lowered its issuer credit ratings for OGE Energy and OG&E from A- to BBB+ and revised their rating outlooks from negative to stable. S&P's Global Ratings also lowered its rating on OG&E's senior unsecured notes from A- to BBB+. S&P's Global Ratings indicated that the changes in ratings are a result of the $64.0 million rate decrease in the June 19, 2018 OCC settlement, the existing level of depreciation expense and continued capital spending, which places OGE Energy and OG&E at a higher level of financial risk in S&P's Global Ratings' risk profile. Furthermore, S&P's Global Ratings indicated that OGE Energy's change in credit rating was impacted by Enable's business risk, due to the volatility of the oil and gas industry. However, S&P's Global Ratings indicated that the stable outlook reflects its expectation that OGE Energy and OG&E will be able to manage future regulatory risk in Oklahoma.

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

Critical Accounting Policies and Estimates

The Financial Statements and Notes to Financial Statements contain information that is pertinent to Management's Discussion and Analysis. In preparing the Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material effect on OG&E's Financial Statements. However, OG&E believes it has taken reasonable positions where assumptions and estimates are used in order to minimize the negative financial impact to OG&E that could result if actual results vary from the assumptions and estimates. In management's opinion, the areas of OG&E where the most significant judgment is exercised includes the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, depreciable lives of property, plant and equipment, regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Audit Committee of OGE Energy's Board of Directors. OG&E discusses its significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates, in Note 1 in "Item 8. Financial Statements and Supplementary Data."

Pension and Postretirement Benefit Plans

OGE Energy has a Pension Plan that covers a significant amount of OG&E's employees hired before December 1, 2009. Effective December 1, 2009, OGE Energy's Pension Plan is no longer being offered to employees hired on or after December 1, 2009. OGE Energy also has defined benefit postretirement plans that cover a significant amount of its employees. Pension and other postretirement plan expenses and liabilities are determined on an actuarial basis and are affected by the market value of plan assets, estimates of the expected return on plan assets, assumed discount rates and the level of funding. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets could have a material effect on the amount of pension expense ultimately recognized. The Pension Plan rate assumptions are shown in Note 12 in "Item 8. Financial Statements and Supplementary Data." The assumed return on plan assets is based on management's expectation of the long-term return on the plan assets portfolio. The discount rate used to compute the present value of plan liabilities is based generally on rates of high-grade corporate bonds with maturities similar to the average period over which benefits will be paid. Funding levels are dependent on returns on plan assets and future discount rates. Higher returns on plan assets and an increase in discount rates will reduce funding requirements to the Pension Plan. The following table indicates the sensitivity of OGE Energy's Pension Plan funded status to these variables.

	Change	Impact on Funded Status
Actual plan asset returns	+/- 1 percent	+/- $5.2 million
Discount rate	+/- 0.25 percent	+/- $11.4 million
Contributions	+/- $10 million	+/- $10.0 million

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
The application of income tax law is complex. Laws and regulations in this area are voluminous and often ambiguous. Interpretations and guidance surrounding income tax laws and regulations change over time. Accordingly, it is necessary to make judgments regarding income tax exposure. As a result, changes in these judgments can materially affect amounts OG&E recognized in its financial statements. Tax positions taken by OG&E on its income tax returns that are recognized in the financial statements must satisfy a more likely than not recognition threshold, assuming that the position will be examined by taxing authorities with full knowledge of all relevant information. See Note 8 in "Item 8. Financial Statements and Supplementary Data" for discussion of the effects of the 2017 Tax Act and other tax policies.

Asset Retirement Obligations

OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from two to 74 years. The inputs used in the valuation of asset retirement obligations include the assumed life of the asset placed into service, the average inflation rate, market risk premium, the credit-adjusted risk free interest rate and the timing of incurring costs related to the retirement of the asset.

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

Unbilled Revenues

OG&E recognizes revenue from electric sales when power is delivered to customers. OG&E reads its customers' meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Operating Revenues on the Statements of Income based on estimates of usage and prices during the period. At December 31, 2018, if the estimated usage or price used in the unbilled revenue calculation were to increase or decrease by one percent, this would cause a change in the unbilled revenues recognized of $0.4 million. At December 31, 2018 and 2017, Accrued Unbilled Revenues were $62.6 million and $66.5 million, respectively. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. At December 31, 2018, if the provision rate were to increase or decrease by 10 percent, this would cause a change in the uncollectible expense recognized of $0.2 million. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in the Other Operation and Maintenance Expense on the Statements of Income. The allowance for uncollectible accounts receivable was $1.7 million and $1.5 million at December 31, 2018 and 2017, respectively.

Accounting Pronouncements
See Note 2 in "Item 8. Financial Statements and Supplementary Data" for discussion of current accounting pronouncements that are applicable to OG&E.
Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows. See

Notes 13 and 14 in "Item 8. Financial Statements and Supplementary Data" and "Item 3. Legal Proceedings" for a discussion of OG&E's commitments and contingencies.

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

It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2019 will be $50.0 million, of which $25.5 million is for capital expenditures. The amounts include capital expenditures for the Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas. It is estimated that OG&E's total expenditures to comply with environmental laws, regulations and requirements for 2020 will be $22.6 million, of which $0.2 million is for capital expenditures.

Air

Federal Clean Air Act Overview

OG&E's operations are subject to the Federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including electric generating units, and also impose various monitoring and reporting requirements. Such laws and regulations may require that OG&E obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. OG&E likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

Regional Haze Control Measures

The EPA's 2005 Regional Haze Rule is intended to protect visibility in certain national parks and wilderness areas throughout the U.S. that may be impacted by air pollutant emissions. On December 28, 2011, the EPA issued a final Regional Haze Rule for Oklahoma which adopted a FIP for SO2 emissions at Sooner Units 1 and 2 and Muskogee Units 4 and 5. The FIP compliance date was January 4, 2019 as a result of an appeal filed by OG&E and others.

To satisfy the FIP, OG&E installed Dry Scrubbers at Sooner Units 1 and 2 and is converting Muskogee Units 4 and 5 to natural gas. As of December 31, 2018, OG&E has invested $504.3 million in the Dry Scrubbers and $50.5 million in the Muskogee natural gas conversion.

Cross-State Air Pollution Rule

In August 2011, the EPA finalized its CSAPR that required 27 states in the eastern half of the U.S. (including Oklahoma) to reduce power plant emissions that contribute to ozone and particulate matter pollution in other states. Litigation challenging the rule delayed the effective date until 2014. Several parties to that litigation, including OG&E, have petitions for review that remain pending although the rule is now effective. Compliance with the CSAPR began in 2015 using the amount of allowances originally scheduled to be available in 2012. OG&E has installed seven low NOX burner systems on two Muskogee units, two Sooner units and three Seminole units and is in compliance.

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX in 22 eastern states (including Oklahoma), utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017. The rule reduces the 2016 CSAPR emissions cap for all seven of OG&E's coal and gas facilities by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. Oral argument before the D.C. Circuit U.S. Court of Appeals was held on October 3, 2018.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units, which became effective April 16, 2012. OG&E complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E by installing activated carbon injection for all five coal units. Nonetheless, there is continuing litigation, to which OG&E is not a party, challenging whether the EPA had statutory authority to issue the MATS rule. On December 27, 2018, the EPA released a proposed rule reconsidering certain elements of the 2012 rule in response to lengthy litigation in the D.C. Circuit Court. The proposed rule will be available for public comment when it is published in the Federal Register. OG&E cannot predict the outcome of this litigation or regulatory proposal or how it will affect OG&E.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of December 31, 2018, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

On September 30, 2015, the EPA finalized a NAAQS for ozone at 70 ppb, which is more stringent than the previous standard of 75 ppb set in 2008. In September 2016, Oklahoma submitted to the EPA the recommendation of "attainment/unclassifiable" for all 77 counties in Oklahoma. On June 4, 2018, the EPA published its final determination that there are no nonattainment areas in Oklahoma. Based on this assessment, no material impacts are anticipated at this time.

OG&E continues to monitor these processes and their possible impact on its operations but, at this time, cannot determine with any certainty whether they will cause a material impact to OG&E's financial results.

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

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. The EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. On August 31, 2018, without acting on the proposed repeal of the Clean Power Plan, the EPA published the Affordable Clean Energy Rule, a proposed rule to replace the Clean Power Plan. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

Nonetheless, OG&E's current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in Note 14 in "Item 8. Financial Statements and Supplementary Data" under "Pending Regulatory Matters," OG&E's plan to comply with the EPA's MATS rule and Regional Haze Rule FIP includes converting two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

Air Quality Control System

The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 completed certain emission testing in January 2019 and was placed into service. More detail regarding the ECP can be found under "Pending Regulatory Matters" in Note 14 in "Item 8. Financial Statements and Supplementary Data."

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

In 2015, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. Recent litigation decisions at the D.C. Circuit Court of Appeals indicate that the EPA will be required to revise certain aspects of this rule. OG&E manages one regulated inactive coal ash impoundment that is expected to be clean-closed in 2019. On June 28, 2018, the EPA approved the State of Oklahoma's application for a state coal ash permitting program that will operate in lieu of the federal coal ash program promulgated under the Federal Resource Conservation and Recovery Act. The EPA approval of the State of Oklahoma permitting program is currently under litigation. OG&E is monitoring regulatory developments relating to this rule, none of which appear to be material to OG&E at this time. OG&E is in compliance with this rule at this time.

OG&E has sought and will continue to seek pollution prevention opportunities and to evaluate the effectiveness of its waste reduction, reuse and recycling efforts. In 2018, OG&E obtained refunds of $1.9 million from the recycling of scrap metal, salvaged transformers and used transformer oil. This figure does not include the additional savings gained through the reduction and/or avoidance of disposal costs and the reduction in material purchases due to the reuse of existing materials. Similar savings are anticipated in future years.

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

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology and performance based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule will occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the State of Oklahoma.

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

For a further discussion regarding contingencies relating to environmental laws and regulations, see Note 13 in "Item 8. Financial Statements and Supplementary Data."

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

Interest Rate Risk

OG&E's exposure to changes in interest rates primarily relates to short-term variable-rate debt and commercial paper. OG&E manages its interest rate exposure by monitoring and limiting the effects of market changes in interest rates. OG&E may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. Interest rate derivatives would be used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio, but OG&E has no intent at this time to utilize interest rate derivatives.

The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities or by calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. The following table shows OG&E's long-term debt maturities and the weighted-average interest rates by maturity date.

Year Ended December 31 (Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total	12/31/18 Fair Value
Fixed-rate debt (A):
Principal amount	$250.1	$0.1	$0.1	$0.1	$0.1	$2,794.1	$3,044.6	$3,186.9
Weighted-average interest rate	8.25%	4.48%	4.48%	4.48%	4.48%	4.74%	5.03%
Variable-rate debt (B):
Principal amount	$—	$—	$—	$—	$—	$135.4	$135.4	$135.4
Weighted-average interest rate	—%	—%	—%	—%	—%	1.79%	1.79%

(A)
Prior to or when these debt obligations mature, OG&E may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

(B)	A hypothetical change of 100 basis points in the underlying variable interest rate incurred by OG&E would change interest expense by $1.4 million annually.

Item 8. Financial Statements and Supplementary Data.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME

Year Ended December 31 (In millions)	2018	2017	2016
OPERATING REVENUES
Revenues from contracts with customers	$2,211.7	$—	$—
Other revenues	58.6	—	—
Operating revenues	2,270.3	2,261.1	2,259.2
COST OF SALES	892.5	897.6	880.1
OPERATING EXPENSES
Other operation and maintenance	473.8	469.8	451.2
Depreciation and amortization	321.6	280.9	316.4
Taxes other than income	88.2	84.8	84.0
Operating expenses	883.6	835.5	851.6
OPERATING INCOME	494.2	528.0	527.5
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	23.8	39.7	14.2
Other net periodic benefit expense	(8.9)	(16.3)	(18.6)
Other income	14.1	36.6	16.4
Other expense	(3.4)	(2.3)	(2.9)
Net other income	25.6	57.7	9.1
INTEREST EXPENSE
Interest on long-term debt	157.4	151.9	141.7
Allowance for borrowed funds used during construction	(11.7)	(18.0)	(7.5)
Interest on short-term debt and other interest charges	6.1	4.5	3.9
Interest expense	151.8	138.4	138.1
INCOME BEFORE TAXES	368.0	447.3	398.5
INCOME TAX EXPENSE	40.0	141.8	114.4
NET INCOME	328.0	305.5	284.1
Other comprehensive income (loss), net of tax	—	—	—
COMPREHENSIVE INCOME	$328.0	$305.5	$284.1

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$328.0	$305.5	$284.1
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	321.6	280.9	316.4
Deferred income taxes and investment tax credits, net	56.6	119.8	116.8
Allowance for equity funds used during construction	(23.8)	(39.7)	(14.2)
Stock-based compensation expense	4.6	3.1	2.3
Regulatory assets	(10.8)	3.7	(21.4)
Regulatory liabilities	(16.5)	(3.7)	(11.8)
Other assets	1.9	1.6	13.7
Other liabilities	—	(59.9)	(20.1)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	19.5	(22.2)	(6.1)
Fuel, materials and supplies inventories	27.3	(5.0)	32.5
Fuel recoveries	(3.4)	53.0	(112.6)
Other current assets	23.1	29.7	(26.7)
Accounts payable	19.0	22.5	(29.8)
Income taxes payable - parent	(15.6)	92.0	(3.1)
Other current liabilities	72.5	(65.6)	52.9
Net cash provided from operating activities	804.0	715.7	572.9
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(573.6)	(824.1)	(660.1)
Proceeds from sale of assets	0.1	0.7	0.9
Net cash used in investing activities	(573.5)	(823.4)	(659.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(185.0)	(170.0)	(155.0)
Proceeds from long-term debt	396.0	592.1	—
Payment of long-term debt	(250.1)	(125.1)	(110.2)
Changes in advances with parent	(191.4)	(189.3)	351.5
Net cash (used in) provided from financing activities	(230.5)	107.7	86.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

December 31 (In millions)	2018	2017
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.7 and $1.5, respectively	$172.9	$188.5
Accrued unbilled revenues	62.6	66.5
Advances to parent	319.5	112.5
Fuel inventories	57.6	84.3
Materials and supplies, at average cost	126.7	80.8
Fuel clause under recoveries	2.0	—
Other	25.5	48.6
Total current assets	766.8	581.2
OTHER PROPERTY AND INVESTMENTS	5.0	5.9
PROPERTY, PLANT AND EQUIPMENT
In service	11,988.7	11,035.1
Construction work in progress	376.4	867.5
Total property, plant and equipment	12,365.1	11,902.6
Less accumulated depreciation	3,727.4	3,568.8
Net property, plant and equipment	8,637.7	8,333.8
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	285.8	283.0
Other	9.2	51.7
Total deferred charges and other assets	295.0	334.7
TOTAL ASSETS	$9,704.5	$9,255.6

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
BALANCE SHEETS (Continued)

December 31 (In millions)	2018	2017
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$215.0	$216.8
Customer deposits	83.6	80.7
Accrued taxes	44.0	41.5
Accrued interest	44.5	44.0
Accrued compensation	33.8	25.6
Long-term debt due within one year	250.0	249.8
Fuel clause over recoveries	0.3	1.7
Other	86.8	28.5
Total current liabilities	758.0	688.6
LONG-TERM DEBT	2,896.9	2,749.6
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	137.9	110.3
Deferred income taxes	892.7	832.2
Regulatory liabilities	1,270.7	1,283.4
Other	145.0	135.8
Total deferred credits and other liabilities	2,446.3	2,361.7
Total liabilities	6,101.2	5,799.9
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,031.8	1,027.2
Retained earnings	2,571.5	2,428.5
Total stockholder's equity	3,603.3	3,455.7
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,704.5	$9,255.6

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

December 31 (In millions except per share data)		2018	2017
STOCKHOLDER'S EQUITY
Common stock, par value $2.50 per share; authorized 100.0 shares; and outstanding 40.4 shares and 40.4 shares, respectively		$100.9	$100.9
Premium on common stock		930.9	926.3
Retained earnings		2,571.5	2,428.5
Total stockholder's equity		3,603.3	3,455.7

LONG-TERM DEBT
SERIES	DUE DATE
Senior Notes
6.35%	Senior Notes, Series Due September 1, 2018	—	250.0
8.25%	Senior Notes, Series Due January 15, 2019	250.0	250.0
6.65%	Senior Notes, Series Due July 15, 2027	125.0	125.0
6.50%	Senior Notes, Series Due April 15, 2028	100.0	100.0
3.80%	Senior Notes, Series Due August 15, 2028	400.0	—
5.75%	Senior Notes, Series Due January 15, 2036	110.0	110.0
6.45%	Senior Notes, Series Due February 1, 2038	200.0	200.0
5.85%	Senior Notes, Series Due June 1, 2040	250.0	250.0
5.25%	Senior Notes, Series Due May 15, 2041	250.0	250.0
3.90%	Senior Notes, Series Due May 1, 2043	250.0	250.0
4.55%	Senior Notes, Series Due March 15, 2044	250.0	250.0
4.00%	Senior Notes, Series Due December 15, 2044	250.0	250.0
4.15%	Senior Notes, Series Due April 1, 2047	300.0	300.0
3.85%	Senior Notes, Series Due August 15, 2047	300.0	300.0
3.80%	Tinker Debt, Due August 31, 2062	9.6	9.7

Other Bonds
1.01% - 2.00%	Garfield Industrial Authority, January 1, 2025	47.0	47.0
1.01% - 1.83%	Muskogee Industrial Authority, January 1, 2025	32.4	32.4
1.03% - 1.86%	Muskogee Industrial Authority, June 1, 2027	56.0	56.0
Unamortized debt expense		(22.9)	(20.8)
Unamortized discount		(10.2)	(9.9)
Total long-term debt		3,146.9	2,999.4
Less: long-term debt due within one year		(250.0)	(249.8)
Total long-term debt (excluding long-term debt due within one year)		2,896.9	2,749.6
Total capitalization (including long-term debt due within one year)		$6,750.2	$6,455.1

The accompanying Notes to Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2015	40.4	$100.9	$920.9	$2,133.9	$3,155.7
Net income	—	—	—	284.1	284.1
Dividends declared on common stock	—	—	—	(190.0)	(190.0)
Stock-based compensation	—	—	2.3	—	2.3
Balance at December 31, 2016	40.4	$100.9	$923.2	$2,228.0	$3,252.1
Net income	—	—	—	305.5	305.5
Dividends declared on common stock	—	—	—	(105.0)	(105.0)
Stock-based compensation	—	—	3.1	—	3.1
Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7
Net income	—	—	—	328.0	328.0
Dividends declared on common stock	—	—	—	(185.0)	(185.0)
Stock-based compensation	—	—	4.6	—	4.6
Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3

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

The following table is a summary of OG&E's regulatory assets and liabilities:

December 31 (In millions)	2018	2017
REGULATORY ASSETS
Current:
Production tax credit rider under recovery (A)	$6.9	$—
Oklahoma demand program rider under recovery (A)	6.4	31.6
Fuel clause under recoveries	2.0	—
SPP cost tracker under recovery (A)	—	7.7
Other (A)	3.2	1.5
Total current regulatory assets	$18.5	$40.8
Non-current:
Benefit obligations regulatory asset	$188.2	$177.2
Deferred storm expenses	36.5	42.2
Smart Grid	25.6	32.8
Unamortized loss on reacquired debt	11.4	12.3
Arkansas deferred pension expenses	6.8	5.1
Sooner Dry Scrubbers	4.5	—
Other	12.8	13.4
Total non-current regulatory assets	$285.8	$283.0
REGULATORY LIABILITIES
Current:
SPP cost tracker over recovery (B)	$16.8	$—
Reserve for tax refund (B)	15.4	—
Transmission cost recovery rider over recovery (B)	2.7	0.2
Fuel clause over recoveries	0.3	1.7
Other (B)	1.4	2.0
Total current regulatory liabilities	$36.6	$3.9
Non-current:
Income taxes refundable to customers, net	$937.1	$955.5
Accrued removal obligations, net	308.1	288.4
Pension tracker	18.7	32.3
Other	6.8	7.2
Total non-current regulatory liabilities	$1,270.7	$1,283.4

(A)	Included in Other Current Assets on the Balance Sheets.

(B)	Included in Other Current Liabilities on the Balance Sheets.

As discussed in Note 14 under "Oklahoma Rate Review Filing - January 2018," as a result of the settlement agreement reached in the most recent Oklahoma rate review, OG&E removed production tax credits from base rates and now utilizes a separate rider to credit customers for production tax credits, which can either result in a regulatory asset or regulatory liability based on the differential between estimated and actual production tax credits included in the rider.

OG&E recovers program costs related to the Demand and Energy Efficiency Program in Oklahoma through the Demand Program Rider, which operates on a three year program cycle. The most recently concluded cycle allowed for recovery through December 2018 of energy efficiency program costs as well as associated lost revenues for achieved energy efficiency and demand savings and performance-based incentives. As discussed in Note 14 under "Demand Program Portfolio Filing," in December 2018, the OCC approved OG&E's 2019 through 2021 program cycle demand portfolio programs, which includes (i) energy efficiency program costs, (ii) lost revenues associated with certain achieved energy efficiency and demand savings, (iii) performance-based incentives and (iv) costs associated with research and development investments.

Fuel clause recoveries are generated from OG&E's customers when OG&E's cost of fuel either exceeds or is less than the amount billed to its customers. OG&E's fuel recovery clauses are designed to smooth the impact of fuel price volatility on customers' bills. As a result, OG&E under recovers fuel costs in periods of rising fuel prices above the baseline charge for fuel and over recovers fuel costs when prices decline below the baseline charge for fuel. Provisions in the fuel clauses are intended to allow OG&E to amortize under and over recovery balances.

The benefit obligations regulatory asset is comprised of expenses recorded which are probable of future recovery and that have not yet been recognized as components of net periodic benefit cost, including net loss and prior service cost. These expenses are recorded as a regulatory asset as OG&E historically recovered and currently recovers pension and postretirement benefit plan expense in its electric rates. If, in the future, the regulatory bodies indicate a change in policy related to the recovery of pension and postretirement benefit plan expenses, this could cause the benefit obligations regulatory asset balance to be reclassified to accumulated other comprehensive income.

The following table is a summary of the components of the benefit obligations regulatory asset:

December 31 (In millions)	2018	2017
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$185.3	$172.4
Postretirement Benefit Plans:
Net loss	25.6	33.6
Prior service cost	(22.7)	(28.8)
Total	$188.2	$177.2

The following amounts in the benefit obligations regulatory asset at December 31, 2018 are expected to be recognized as components of net periodic benefit cost in 2019:

(In millions)
Pension Plan and Restoration of Retirement Income Plan:
Net loss	$13.8
Postretirement Benefit Plans:
Net loss	2.7
Prior service cost	(6.1)
Total	$10.4

OG&E includes in expense any Oklahoma storm-related operation and maintenance expenses up to $2.7 million annually and defers to a regulatory asset any additional expenses incurred over $2.7 million. OG&E expects to recover the amounts deferred each year over a five-year period in accordance with historical practice.

OG&E deferred to a regulatory asset the incremental and stranded costs that were accumulated during Smart Grid deployment, including (i) costs for web portal access, (ii) costs for education and home energy reports and (iii) stranded costs associated with OG&E's analog electric meters, which have been replaced by smart meters. These costs have been included in the Smart Grid asset in the table above, and as approved in recent rate reviews in Oklahoma and Arkansas, these costs are now being recovered over a six year period.

Unamortized loss on reacquired debt is comprised of unamortized debt issuance costs related to the early retirement of OG&E's long-term debt. These amounts are recorded in interest expense and are being amortized over the term of the long-term debt which replaced the previous long-term debt. The unamortized loss on reacquired debt is recovered as a part of OG&E's cost of capital.

Arkansas includes a certain level of pension expense in base rates. When the Pension Plan experiences a settlement, which represents an acceleration of future pension costs, OG&E defers to a regulatory asset the Arkansas jurisdictional portion of each settlement, which historically was recovered from customers over the average life of the remaining plan participants. A portion of these settlements is now being recovered in current rates, and additional amounts will be requested as additional settlements occur. For additional information related to settlements, see Note 12.

As discussed in Note 14 under "Oklahoma Rate Review Filing - January 2018," as the result of a settlement agreement reached in the most recent Oklahoma rate review, OG&E began deferring the non-fuel incremental operation and maintenance expenses, depreciation, debt cost associated with the capital investment and related ad valorem taxes for the Dry Scrubbers at Sooner Units 1 and 2 as a regulatory asset. Recovery of these costs was requested in OG&E's December 2018 rate review filing. For additional information on the Dry Scrubber project, see Note 14 under "Environmental Compliance Plan."

OG&E recovers certain SPP costs related to base plan charges from its customers and refunds certain SPP revenues received to its customers in Oklahoma through the SPP cost tracker and in Arkansas through the transmission cost recovery rider.

Further discussion of OG&E's reserve for tax refund in response to OCC, APSC and FERC proceedings can be found in Notes 8 and 14.

Income taxes refundable to customers, net, represents the reduction in accumulated deferred income taxes resulting from the reduction in the federal income tax rate as part of the 2017 Tax Act and includes income taxes recoverable from customers that represent income tax benefits previously used to reduce OG&E's revenues (treated as regulatory assets). These liabilities will be returned to customers in varying amounts over approximately 80 years, and the assets will be amortized over the estimated remaining life of the assets to which they relate, as the temporary differences that generated the income tax benefits turn around.

Accrued removal obligations, net represents asset retirement costs previously recovered from ratepayers for other than legal obligations.

OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker regulatory liability in the table above.

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

Allowance for Uncollectible Accounts Receivable
Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off. To the extent the historical collection rates are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable on the Balance Sheets and is included in the Other Operation and Maintenance Expense on the Statements of Income. The allowance for uncollectible accounts receivable was $1.7 million and $1.5 million at December 31, 2018 and 2017, respectively.
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

Fuel Inventories

Fuel inventories for the generation of electricity consist of coal, natural gas and oil. OG&E uses the weighted-average cost method of accounting for inventory that is physically added to or withdrawn from storage or stockpiles. The amount of fuel inventory was $57.6 million and $84.3 million at December 31, 2018 and 2017, respectively. Effective May 1, 2014, the gas storage services agreement with Enable was terminated. As a result of this contract termination, approximately 5.3 Bcf of cushion gas owned by OG&E and stored on the Enable system was being directed to OG&E's power plants over a five-year period during peak time of June 1 to August 31 at a rate of 11,500 MMBtu/day for a total of 1.06 Bcf per year. In 2014, approximately $11.0 million of cushion gas was reclassified from Plant-in-Service to Other Deferred Assets, representing natural gas in storage to be removed from storage over four years. As of December 31, 2018, all cushion gas had been withdrawn from storage.

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

December 31, 2018 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$227.2	$78.2	$149.0
Redbud Plant (A)(B)	51%	$493.9	$145.3	$348.6

(A)	Construction work in progress was $0.2 million and $0.9 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $56.3 million.

December 31, 2017 (In millions)	Percentage Ownership	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
McClain Plant (A)	77%	$226.8	$71.4	$155.4
Redbud Plant (A)(B)	51%	$496.6	$136.0	$360.6

(A)	Construction work in progress was $0.4 million and $7.8 million for the McClain and Redbud Plants, respectively.

(B)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $50.8 million.

OG&E's property, plant and equipment and related accumulated depreciation are divided into the following major classes:

December 31, 2018 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$4,229.4	$1,324.5	$2,904.9
Electric generation assets (A)	4,657.2	1,572.8	3,084.4
Transmission assets (B)	2,846.7	534.2	2,312.5
Intangible plant	187.6	135.1	52.5
Other property and equipment	444.2	160.8	283.4
Total property, plant and equipment	$12,365.1	$3,727.4	$8,637.7

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $56.3 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.7 million.

December 31, 2017 (In millions)	Total Property, Plant and Equipment	Accumulated Depreciation	Net Property, Plant and Equipment
Distribution assets	$4,057.1	$1,259.1	$2,798.0
Electric generation assets (A)	4,475.0	1,493.5	2,981.5
Transmission assets (B)	2,767.7	506.5	2,261.2
Intangible plant	181.8	135.8	46.0
Other property and equipment	421.0	173.9	247.1
Total property, plant and equipment	$11,902.6	$3,568.8	$8,333.8

(A)	This amount includes a plant acquisition adjustment of $148.3 million and accumulated amortization of $50.8 million.

(B)	This amount includes a plant acquisition adjustment of $3.3 million and accumulated amortization of $0.6 million.

OG&E's unamortized computer software costs, included in intangible plant above, were $44.3 million and $37.5 million at December 31, 2018 and 2017, respectively. In 2018, 2017 and 2016, amortization expense for computer software costs was $9.6 million, $8.8 million and $8.0 million, respectively.

Depreciation and Amortization

The provision for depreciation, which was 2.7 percent and 2.5 percent of the average depreciable utility plant for 2018 and 2017, respectively, is calculated using the straight-line method over the estimated service life of the utility assets. Depreciation is provided at the unit level for production plant and at the account or sub-account level for all other plant and is based on the average life group method. In 2019, the provision for depreciation is projected to be 2.7 percent of the average depreciable utility plant.

Amortization of intangible assets is calculated using the straight-line method. Of the remaining amortizable intangible plant balance at December 31, 2018, 98.7 percent will be amortized over 10.4 years with the remaining 1.3 percent of the intangible plant balance at December 31, 2018 being amortized over 23.7 years.

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

Asset Retirement Obligations
OG&E has asset retirement obligations primarily associated with the removal of company-owned wind turbines on leased land, as well as the removal of asbestos from certain power generating stations. OG&E has recorded asset retirement obligations that are being accreted over their respective lives ranging from two to 74 years.

The following table summarizes changes to OG&E's asset retirement obligations during the years ended December 31, 2018 and 2017.

(In millions)	2018	2017
Balance at January 1	$75.1	$69.6
Accretion expense	3.4	3.1
Revisions in estimated cash flows (A)	6.8	2.4
Liabilities settled	(1.4)	—
Balance at December 31	$83.9	$75.1

(A)	Assumptions changed related to the estimated timing and estimated cost of ash pond removal at one of OG&E's generating facilities.

Accruals for environmental costs are recognized when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Costs are charged to expense or deferred as a regulatory asset based on expected recovery from customers in future rates, if they relate to the remediation of conditions caused by past operations or if they are not expected to mitigate or prevent contamination from future operations. Where environmental expenditures relate to facilities currently in use, such as pollution control equipment, the costs may be capitalized and depreciated over the future service periods. Estimated remediation costs are recorded at undiscounted amounts, independent of any insurance or rate recovery, based on prior experience, assessments and current technology. Accrued obligations are regularly adjusted as environmental assessments and estimates are revised and remediation efforts proceed. For sites where OG&E has been designated as one of several potentially responsible parties, the amount accrued represents OG&E's estimated share of the cost. OG&E had $23.4 million and $17.1 million in accrued environmental liabilities at December 31, 2018 and 2017, respectively, which are included in OG&E's asset retirement obligations.

Allowance for Funds Used During Construction

Allowance for funds used during construction, a non-cash item, is reflected as an increase to Net Other Income and a reduction to Interest Expense in the Statements of Income and as an increase to Construction Work in Progress in the Balance Sheets. Allowance for funds used during construction is calculated according to the FERC requirements for the imputed cost of equity and borrowed funds. Allowance for funds used during construction rates, compounded semi-annually, were 7.6 percent, 8.2 percent and 8.2 percent for the years ended December 31, 2018, 2017 and 2016, respectively.

Collection of Sales Tax

In the normal course of its operations, OG&E collects sales tax from its customers. OG&E records a current liability for sales taxes when it bills its customers and eliminates this liability when the taxes are remitted to the appropriate governmental authorities. OG&E excludes the sales tax collected from its operating revenues.

Revenue Recognition

General

OG&E recognizes revenue from electric sales when power is delivered to customers. The performance obligation to deliver electricity is generally created and satisfied simultaneously, and the provisions of the regulatory-approved tariff determine the charges OG&E may bill the customer, payment due date and other pertinent rights and obligations of both parties. OG&E reads its customers' meters and sends bills to its customers throughout each month. As a result, there is a significant amount of customers' electricity consumption that has not been billed at the end of each month. OG&E accrues an estimate of the revenues for electric sales delivered since the latest billings. Unbilled revenue is presented in Accrued Unbilled Revenues on the Balance Sheets and in Revenues from Contracts with Customers on the Statements of Income based on estimates of usage and prices during the period. The estimates that management uses in this calculation could vary from the actual amounts to be paid by customers.

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

OG&E records the SPP Integrated Marketplace transactions as sales or purchases per FERC Order 668, which requires that purchases and sales be recorded on a net basis for each settlement period of the SPP Integrated Marketplace. Purchases and sales are based on the fixed transaction price determined by the market at the time of the purchase or sale and the MWh quantity purchased or sold. These results are reported as Revenues from Contracts with Customers or Cost of Sales in the Financial Statements. OG&E revenues, expenses, assets and liabilities may be adversely affected by changes in the organization, operating and regulation by the FERC or the SPP.

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

Other Revenues

Revenues from Alternative Revenue Programs

Other Revenues on the Statements of Income is comprised of certain rider revenue that includes alternative revenue measures as defined in ASC 980, "Regulated Operations," which details two types of alternative revenue programs. The first type adjusts billings for the effects of weather abnormalities or broad external factors or to compensate OG&E for demand-side management initiatives (i.e., no-growth plans and similar conservation efforts). The second type provides for additional billings (i.e., incentive awards) for the achievement of certain objectives, such as reducing costs, reaching specified milestones or demonstratively improving customer service. Once the specific events permitting billing of the additional revenues under either program type have been completed, OG&E recognizes the additional revenues if (i) the program is established by an order from OG&E's regulatory commission that allows for automatic adjustment of future rates; (ii) the amount of additional revenues for the period is objectively determinable and is probable of recovery; and (iii) the additional revenues will be collected within 24 months following the end of the annual period in which they are recognized.

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

Amounts for the years ended December 31, 2017 and 2016 have been adjusted for the reclassification of net periodic benefit cost components and the regulatory Pension tracker mechanism between Other Operation and Maintenance and Other Net Periodic Benefit Expense in OG&E's Statements of Income to be consistent with the 2018 presentation due to OG&E's adoption of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Further discussion can be found in Note 12.

2.	Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." OG&E adopted this standard in the first quarter of 2018 utilizing the modified retrospective transition method and applied the new standard only to contracts that were not completed at the date of initial application. OG&E determined it was not necessary to change the timing or amounts of revenue recognized based on the adoption of Topic 606. Therefore, financial statement amounts in the period of adoption have not changed under Topic 606 as compared with the guidance that was in effect before the adoption of Topic 606. The adoption did change financial statement presentation as Operating Revenues are now separated between Revenues from Contracts with Customers and Other Revenues in the 2018 Statements of Income. In addition, gains and losses associated with OG&E's guaranteed flat bill program that were previously included in Net Other Income in the Statements of Income are now presented as Revenues from Contracts with Customers since the gains and losses are included within the transaction price in the contract under Topic 606. Operating Revenues presented in the 2017 Statements of Income did not change from prior year. Alternative revenue programs are scoped out of Topic 606, as these programs are considered agreements between an entity and a regulator, not contracts between an entity and a customer; therefore, OG&E now presents revenues from alternative revenue programs separately from revenues from contracts with customers. Further discussion regarding OG&E's revenue recognition as well as additional disclosures resulting from the adoption of Topic 606 can be found in Notes 1 and 3.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In May 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new guidance is designed to improve the reporting of pension and other postretirement benefit costs by bifurcating the components of net benefit cost between those that are attributed to compensation for service and those that are not. The service cost component of benefit cost continues to be presented within operating income, but entities are now required to present the other components of benefit cost as non-operating within the income statement. Additionally, the new guidance only permits the capitalization of the service cost component of net benefit cost. The accounting change is required to be applied on a retrospective basis for the presentation of components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit costs. OG&E adopted the new guidance beginning in the first quarter of 2018. The presentation and recognition impacts of OG&E's adoption of ASU 2017-07 are further discussed in Note 12.

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between prior lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under prior accounting guidance. Lessees, such as OG&E, will need to recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for items such as initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern, similar to prior capital leases. Classification of operating and finance leases will be based on criteria that are largely similar to those applied in prior lease guidance but without the explicit thresholds. The new guidance is effective for fiscal years beginning after December 2018. The new guidance must be adopted using a modified retrospective transition method and provides for certain practical expedients. Transition method options include application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date, with a cumulative-effect adjustment to retained earnings in the period of adoption. OG&E evaluated its current lease contracts and applied the package of practical expedients allowing entities to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. OG&E recognized approximately $38.0 million of lease liabilities in its Balance Sheet at January 1, 2019 for railcar, wind farm land and office space leases.

In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842," which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This new guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate land easements under Topic 842 that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases." Once

Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. ASU 2018-01 is effective for fiscal years beginning after December 2018. OG&E elected this practical expedient during its adoption of Topic 842 and did not evaluate existing easement contracts under Topic 842, if these contracts had not previously been accounted for under Topic 840.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides the following additional amendments to ASU 2016-02: (i) entities can elect to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and (ii) lessors can elect a practical expedient, by class of underlying asset, to account for nonlease components and the associated lease component as a single component, if the nonlease component otherwise would be accounted for under Topic 606 and certain conditions, as described in ASU 2018-11, are met. If an entity elects the additional (and optional) transition method, the entity will provide the required Topic 840 disclosures for all periods that continue to be reported under Topic 840. ASU 2018-11 is effective for fiscal years beginning after December 2018. OG&E elected the transition method provided by the guidance allowing for initial application at January 1, 2019.

Issued Accounting Standards Not Yet Adopted

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

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. OG&E is currently evaluating the impact of this ASU on its Financial Statements.

3.	Revenue Recognition

The following table disaggregates OG&E's revenues from contracts with customers by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "OG&E (Electric Utility) Results of Operations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(In millions)	Year Ended December 31, 2018
Residential	$877.8
Commercial	578.0
Industrial	191.1
Oilfield	150.2
Public authorities and street light	197.4
System sales revenues	1,994.5
Provision for rate refund	(6.0)
Integrated market	48.7
Transmission	147.4
Other	27.1
Revenues from contracts with customers	$2,211.7

4.	Related Party Transactions

OGE Energy charged operating costs to OG&E of $140.9 million, $134.4 million and $131.5 million in 2018, 2017 and 2016, respectively. OGE Energy charges operating costs to OG&E based on several factors. Operating costs directly related to OG&E are assigned as such. Operating costs incurred for the benefit of OG&E are allocated either as overhead based primarily on labor costs or using the "Distrigas" method.

In 2018, 2017 and 2016, OG&E declared dividends to OGE Energy of $185.0 million, $105.0 million and $190.0 million, respectively.

Enable provides gas transportation services to OG&E pursuant to an agreement that expires in April 2019. In October 2018, OG&E and Enable agreed to a new contract that will be effective as of April 2019 for a five year period ending May 2024. This transportation agreement grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. In 2016, OG&E entered into an additional gas transportation services contract with Enable that became effective in December 2018 related to the project to convert Muskogee Units 4 and 5 from coal to natural gas. The following table summarizes related party transactions between OG&E and Enable during the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(In millions)	2018	2017	2016
Operating revenues:
Electricity to power electric compression assets	$16.3	$14.0	$11.5
Cost of sales:
Natural gas transportation services	$37.9	$35.0	$35.0
Natural gas (sales) purchases	$(3.2)	$(2.1)	$11.2

5.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at December 31, 2018 and 2017. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy with the exception of the Tinker Debt whose fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate and is classified as Level 3 in the fair value hierarchy. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at December 31, 2018 and 2017.

	2018		2017
December 31 (In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,001.9	$3,178.2	$2,854.3	$3,242.8
Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4
Tinker Debt	$9.6	$8.7	$9.7	$9.8

6.	Stock-Based Compensation

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

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit for the years ended December 31, 2018, 2017 and 2016 related to performance units and restricted stock for OG&E employees.

Year Ended December 31 (In millions)	2018	2017	2016
Performance units:
Total shareholder return	$2.8	$2.5	$2.1
Earnings per share	1.8	0.5	0.1
Total performance units	4.6	3.0	2.2
Restricted stock	—	—	—
Total compensation expense	$4.6	$3.0	$2.2
Income tax benefit	$1.2	$1.2	$0.9

OGE Energy has issued new shares to satisfy restricted stock grants and payouts of earned performance units. In 2018, 2017 and 2016, there were 8,599 shares, 965 shares and 1,131 shares, respectively, of new common stock issued to OG&E's employees pursuant to OGE Energy's Stock Incentive Plan related to restricted stock grants and payouts of earned performance units.

Performance Units

Under the Stock Incentive Plan, OGE Energy has issued performance units which represent the value of one share of OGE Energy's common stock. The performance units provide for accelerated vesting if there is a change in control (as defined in the Stock Incentive Plan). Each performance unit is subject to forfeiture if the recipient terminates employment with OGE Energy or a subsidiary prior to the end of the primarily three-year award cycle for any reason other than death, disability or retirement. In the event of death, disability or retirement, a participant will receive a prorated payment based on such participant's number of full months of service during the award cycle, further adjusted based on the achievement of the performance goals during the award cycle. OG&E estimates expected forfeitures in accounting for performance unit compensation expense.

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

Performance Units – Total Shareholder Return

The fair value of the performance units based on total shareholder return was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units. Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the primarily three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Dividends are accrued on a quarterly basis pending achievement of payout criteria and are included in the fair value calculations. Expected price volatility is based on the historical volatility of OGE Energy's common stock for the past three years and was simulated using the Geometric Brownian Motion process. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. The expected life of the units is based on the non-vested period since inception of the award cycle. There are no post-vesting restrictions related to OGE Energy's performance units based on total shareholder return. The number of performance units granted based on total shareholder return and the assumptions used to calculate the grant date fair value of the performance units based on total shareholder return are shown in the following table.

	2018	2017	2016
Number of units granted to OG&E employees	91,940	85,501	105,076
Fair value of units granted	$36.86	$41.76	$20.84
Expected dividend yield	3.6%	3.8%	3.5%
Expected price volatility	19.0%	19.8%	19.8%
Risk-free interest rate	2.38%	1.46%	0.88%
Expected life of units (in years)	2.86	2.86	2.85

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

	2018	2017	2016
Number of units granted to OG&E employees	30,649	28,499	35,025
Fair value of units granted	$31.03	$34.83	$26.59

Restricted Stock

Under the Stock Incentive Plan, OGE Energy issued restricted stock to certain existing non-officer employees as well as other executives upon hire to attract and retain individuals to be competitive in the marketplace. The restricted stock vests primarily in one-third annual increments. Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to OGE Energy or a subsidiary for any reason other than death, disability or retirement. These shares may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

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

Dividends will only be paid on restricted stock awards that vest; therefore, only the present value of dividends expected to vest are included in the fair value calculations. The expected life of the restricted stock is based on the non-vested period since inception of the primarily three-year award cycle. There are no post-vesting restrictions related to OGE Energy's restricted stock. There were no restricted stock grants made to OG&E employees during 2018, 2017 or 2016.

A summary of the activity for OGE Energy's performance units and restricted stock applicable to OG&E's employees at December 31, 2018 and changes in 2018 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
(Dollars in millions)	Number of Units		Aggregate Intrinsic Value	Number of Units		Aggregate Intrinsic Value	Number of Shares	Aggregate Intrinsic Value
Units/shares outstanding at 12/31/17	252,250			84,083			625
Granted	91,940	(A)		30,649	(A)		—
Converted	(73,092)	(B)	$—	(24,366)	(B)	$0.4	N/A
Vested	N/A			N/A			(313)	$—
Forfeited	(10,000)			(3,333)			—
Employee migration	325	(C)		110	(C)		—
Units/shares outstanding at 12/31/18	261,423		$18.5	87,143		$4.9	312	$—
Units/shares fully vested at 12/31/18	95,593		$7.0	31,865		$2.5

(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	These amounts represent performance units that vested at December 31, 2017 which were settled in February 2018.

(C)	Due to certain employees transferring between OG&E and OGE Energy.

A summary of the activity for OGE Energy's non-vested performance units and restricted stock applicable to OG&E's employees at December 31, 2018 and changes in 2018 are shown in the following table.

	Performance Units
	Total Shareholder Return			Earnings Per Share			Restricted Stock
	Number of Units		Weighted-Average Grant Date Fair Value	Number of Units		Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Units/shares non-vested at 12/31/17	179,158		$30.26	59,717		$30.30	625	$31.92
Granted	91,940	(A)	$36.86	30,649	(A)	$31.03	—	$—
Vested	(95,593)		$20.84	(31,865)		$26.59	(313)	$31.88
Forfeited	(10,000)		$36.71	(3,333)		$31.82	—	$—
Employee migration	325	(B)	$139.59	110	(B)	$66.20	—	$—
Units/shares non-vested at 12/31/18	165,830		$39.17	55,278		$32.82	312	$31.88
Units/shares expected to vest	162,181	(C)		54,061	(C)		312

(A)
For performance units, this represents the target number of performance units granted. Actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(B)	Due to certain employees transferring between OG&E and OGE Energy.

(C)	The intrinsic value of the performance units based on total shareholder return and earnings per share is $11.2 million and $2.4 million, respectively.

Fair Value of Vested Performance Units and Restricted Stock

A summary of OG&E's fair value for its vested performance units and restricted stock is shown in the following table.

Year Ended December 31 (In millions)	2018	2017	2016
Performance units:
Total shareholder return	$2.1	$2.3	$2.0
Earnings per share	$1.7	$0.4	$—
Restricted stock	$—	$0.1	$0.1

Unrecognized Compensation Cost

A summary of OG&E's unrecognized compensation cost for its non-vested performance units and restricted stock and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

December 31, 2018	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance units:
Total shareholder return	$3.2	1.67
Earnings per share	0.9	1.68
Total performance units	4.1
Restricted stock	—	0.03
Total unrecognized compensation cost	$4.1

7.	Supplemental Cash Flow Information

The following table discloses information about investing and financing activities that affected recognized assets and liabilities but did not result in cash receipts or payments. Cash paid for interest, net of interest capitalized, and cash paid for income taxes, net of income tax refunds are also disclosed in the table.

Year Ended December 31 (In millions)	2018	2017	2016
NON-CASH INVESTING AND FINANCING ACTIVITIES
Power plant long-term service agreement	$(9.2)	$(2.6)	$39.5
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of interest capitalized) (A)	$149.7	$133.1	$138.3
Income taxes (net of income tax refunds)	$0.9	$(71.5)	$—

(A)	Net of interest capitalized of $11.7 million, $18.0 million and $7.5 million in 2018, 2017 and 2016, respectively.

8.	Income Taxes

2017 Tax Act

In December 2017, the 2017 Tax Act was signed into law, reducing the corporate federal tax rate from 35 percent to 21 percent for tax years beginning in 2018. ASC 740, "Income Taxes," requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized and settled. Entities subject to ASC 980, "Accounting for Regulated Entities," such as OG&E, are required to recognize a regulatory liability for the decrease in taxes payable for the change in tax rates that are expected to be returned to customers through future rates and to recognize a regulatory asset for the increase in taxes receivable for the change in tax rates that are expected to be recovered from customers through future rates. At December 31, 2017, as a result of remeasuring existing deferred taxes at the lower 21 percent tax rate, OG&E reduced net deferred income tax liabilities and increased regulatory liabilities. As of December 31, 2018, OG&E's regulatory liability for income taxes refundable to customers, net was $1.022 billion, as a result of the change in the corporate federal tax rate.

As a result of the 2017 Tax Act, in early January 2018: (i) the OCC ordered OG&E to record a reserve, including accrued interest, to reflect the reduced federal corporate tax rate, among other tax implications, on an interim basis, subject to refund until utility rates were adjusted to reflect the federal tax savings; (ii) the APSC ordered OG&E to book regulatory liabilities to record the current and deferred impacts of the 2017 Tax Act until the resulting benefits, including carrying charges, are returned to customers; and (iii) through a Section 206 filing with the FERC, modifications were requested to be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act. Further discussion regarding OG&E's response to OCC, APSC and FERC proceedings, including reserves to revenue for each jurisdiction, can be found in Note 14 under "Oklahoma Rate Review Filing - January 2018," "APSC Order - 2017 Tax Act," "FERC - Request for Waiver" and "FERC - Section 206 Filing." As of December 31, 2018, the total recorded reserve was $15.4 million, which is included in Other Current Liabilities in OG&E's Balance Sheets.

Staff Accounting Bulletin No. 118

Staff Accounting Bulletin No. 118 addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. OG&E recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities as of December 31, 2017, as OG&E had not completed its accounting for income tax effects of the 2017 Tax Act. As of December 31, 2018, OG&E has completed its accounting for the enactment-date income tax effects of the 2017 Tax Act. Upon further analysis of certain aspects of the 2017 Tax Act and refinement of the final calculations during the 12 months ended December 31, 2018, OG&E adjusted its provisional amount by an increase to regulatory liabilities of $7.4 million.

Income Tax Expense (Benefit)

The items comprising income tax expense (benefit) are as follows:

Year Ended December 31 (In millions)	2018	2017	2016
Provision (benefit) for current income taxes:
Federal	$(12.4)	$26.3	$2.9
State	(4.1)	(4.3)	(5.3)
Total provision (benefit) for current income taxes	(16.5)	22.0	(2.4)
Provision for deferred income taxes, net:
Federal	53.7	100.0	99.8
State	2.7	19.9	17.2
Total provision for deferred income taxes, net	56.4	119.9	117.0
Deferred federal investment tax credits, net	0.1	(0.1)	(0.2)
Total income tax expense	$40.0	$141.8	$114.4

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

The following schedule reconciles the statutory tax rates to the effective income tax rate:

Year Ended December 31	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
Federal renewable energy credit (A)	(6.9)	(6.1)	(8.2)
Amortization of net unfunded deferred taxes	(2.9)	0.9	0.8
State income taxes, net of federal income tax benefit	(0.2)	2.2	1.8
Other	(0.1)	(0.3)	0.1
Uncertain tax positions	—	—	0.1
Federal investment tax credits, net	—	—	(0.9)
Effective income tax rate	10.9%	31.7%	28.7%

(A)	Represents credits associated with the production from OG&E's wind farms.

The deferred tax provisions are recognized as costs in the ratemaking process by the commissions having jurisdiction over the rates charged by OG&E. The components of Deferred Income Taxes at December 31, 2018 and 2017 were as follows:

December 31 (In millions)	2018	2017
Deferred income tax liabilities, net:
Accelerated depreciation and other property related differences	$1,605.3	$1,449.6
OG&E Pension Plan	26.0	28.4
Regulatory assets	17.4	18.9
Bond redemption-unamortized costs	2.4	2.6
Income taxes recoverable from customers, net	(239.6)	(244.3)
Federal tax credits	(237.5)	(218.3)
State tax credits	(142.3)	(129.2)
Regulatory liabilities	(78.8)	(16.8)
Asset retirement obligations	(21.5)	(19.2)
Postretirement medical and life insurance benefits	(16.2)	(17.4)
Net operating losses	(10.0)	(11.2)
Accrued liabilities	(6.1)	(3.8)
Other	(2.4)	(4.8)
Deferred federal investment tax credits	(1.9)	(0.5)
Accrued vacation	(1.7)	(1.4)
Uncollectible accounts	(0.4)	(0.4)
Total deferred income tax liabilities, net	$892.7	$832.2
As of December 31, 2018, OG&E has classified $16.4 million of unrecognized tax benefits as a reduction of deferred tax assets recorded. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation from this amount.

Following is a reconciliation of OG&E’s total gross unrecognized tax benefits as of the years ended December 31, 2018, 2017 and 2016.

(In millions)	2018	2017	2016
Balance at January 1	$20.7	$20.7	$20.2
Tax positions related to current year:
Additions	—	—	0.5
Balance at December 31	$20.7	$20.7	$20.7

As of December 31, 2018, 2017 and 2016, there were $16.4 million, $16.4 million and $13.5 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

Where applicable, OG&E classifies income tax-related interest and penalties as interest expense and other expense, respectively. During the year ended December 31, 2018, there were no income tax-related interest or penalties recorded with regard to uncertain tax positions.

OG&E sustained federal and state tax operating losses through 2012 caused primarily by bonus depreciation and other book versus tax temporary differences. As a result, OG&E had accrued federal and state income tax benefits carrying into 2017, when the remaining federal net operating loss was utilized. State operating losses are being carried forward for utilization in future years. In addition to the tax operating losses, OG&E was unable to utilize the various tax credits that were generated during these years. These tax losses and credits are being carried as deferred tax assets and will be utilized in future periods. Under current law, OG&E anticipates future taxable income will be sufficient to utilize remaining losses and credits before they begin to expire. The following table summarizes these carry forwards:

(In millions)	Carry Forward Amount	Deferred Tax Asset	Earliest Expiration Date
State operating loss	$223.7	$10.0	2030
Federal tax credits	$237.5	$237.5	2032
State tax credits:
Oklahoma investment tax credits	$144.3	$114.0	N/A
Oklahoma capital investment board credits	$8.9	$8.9	N/A
Oklahoma zero emission tax credits	$24.1	$19.4	2020
N/A - not applicable

9.	Common Stock and Cumulative Preferred Stock

There were no new shares of common stock issued in 2018, 2017 or 2016.

10.	Long-Term Debt

A summary of OG&E's long-term debt is included in the Statements of Capitalization. At December 31, 2018, OG&E was in compliance with all of its debt agreements.

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

Long-Term Debt Maturities

Maturities of OG&E's long-term debt during the next five years consist of $250.1 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million in 2019, 2020, 2021, 2022 and 2023, respectively.

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

11.	Short-Term Debt and Credit Facility

OG&E's credit facility has a financial covenant requiring that OG&E maintain a maximum debt to capitalization ratio of 65 percent, as defined in the facility. OG&E's new facility also contains covenants which restrict, among other things, mergers and consolidations, sales of all or substantially all assets, incurrence of liens and transactions with affiliates. OG&E's new facility is subject to acceleration upon the occurrence of any default, including, among others, payment defaults on such facility, breach of representations, warranties and covenants, acceleration of indebtedness (other than intercompany and non-recourse indebtedness) of $100.0 million or more in the aggregate, change of control (as defined in the new facility), nonpayment of uninsured judgments in excess of $100.0 million and the occurrence of certain Employee Retirement Income Security Act and bankruptcy events, subject where applicable to specified cure periods.

At December 31, 2018, there were $319.5 million in advances to OGE Energy compared to $112.5 million at December 31, 2017. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. At December 31, 2018, there were no intercompany borrowings under this agreement. At December 31, 2018, there were $0.3 million supporting letters of credit at a weighted-average interest rate of 1.05 percent. There were no outstanding commercial paper borrowings at December 31, 2018.

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

OG&E must obtain regulatory approval from the FERC in order to borrow on a short-term basis. OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2019 and ending December 31, 2020.

12.	Retirement Plans and Postretirement Benefit Plans

Pension Plan and Restoration of Retirement Income Plan

OG&E's employees participate in OGE Energy's Pension Plan and Restoration of Retirement Income Plan.

It is OGE Energy's policy to fund the Pension Plan on a current basis based on the net periodic pension expense as determined by OGE Energy's actuarial consultants. Such contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. OGE Energy made a $15.0 million and $20.0 million contribution to its Pension Plan in 2018 and 2017, of which $5.0 million is related to OG&E in 2018 compared to $4.0 million related to OG&E in 2017. OGE Energy has not determined whether it will need to make any contributions to the Pension Plan in 2019. Any contribution to the Pension Plan during 2019 would be a discretionary contribution, anticipated to be in the form of cash, and is not required to satisfy the minimum regulatory funding requirement specified by the Employee Retirement Income Security Act of 1974, as amended. OGE Energy could be required to make additional contributions if the value of its pension trust and postretirement benefit plan trust assets are adversely impacted by a major market disruption in the future.

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during a plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During 2018 and 2017, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement. As a result, OG&E recorded pension plan settlement charges of $19.8 million during 2018 and $11.7 million during 2017, of which $18.1 million and $10.8 million, respectively, related to OG&E's Oklahoma jurisdiction and has been included in the Pension tracker. The pension settlement charges did not increase OG&E's total pension expense over time, as the charges were an acceleration of costs that otherwise would be recognized as pension expense in future periods. During 2016, OG&E experienced a settlement of its non-qualified Restoration Income Plan. As a result, OG&E recorded pension settlement charges of $0.4 million during 2016, of which $0.4 million related to OG&E's Oklahoma jurisdiction and has been included in the Pension tracker.

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

Obligations and Funded Status

The following table presents the status of OGE Energy's Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans for 2018 and 2017. These amounts have been recorded in Accrued Benefit Obligations with the offset recorded as a regulatory asset in OG&E's Balance Sheets as discussed in Note 1. The regulatory asset represents a net periodic benefit cost to be recognized in the Statements of Income in future periods. OG&E's portion of the benefit obligation for OGE Energy's Pension Plan and the Restoration of Retirement Income Plan represents the projected benefit obligation, while the benefit obligation for the postretirement benefit plans represents the accumulated postretirement benefit obligation. The accumulated postretirement benefit obligation for OG&E's Pension Plan and Restoration of Retirement Income Plan differs from the projected benefit obligation in that the former includes no assumption about future compensation levels. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2018 was $417.6 million and $5.0 million, respectively. The accumulated postretirement benefit obligation for the Pension Plan and the Restoration of Retirement Income Plan at December 31, 2017 was $469.0 million and $3.9 million, respectively. The details of the funded status of the Pension Plan, the Restoration of Retirement Income Plan and the postretirement benefit plans and the amounts included in the Balance Sheets are included in the following table.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
December 31 (In millions)	2018	2017	2018	2017	2018	2017
Change in benefit obligation
Beginning obligations	$510.6	$500.5	$4.2	$4.0	$115.8	$166.4
Service cost	9.8	10.1	0.2	0.1	0.2	0.4
Interest cost	17.6	19.5	0.2	0.2	4.2	5.6
Plan settlements	(52.6)	(35.2)	(0.6)	—	—	(21.1)
Plan amendments	—	—	—	—	—	(29.4)
Participants' contributions	—	—	—	—	2.9	2.7
Actuarial losses (gains)	(19.0)	28.8	2.0	0.1	(6.5)	4.6
Benefits paid	(12.8)	(13.1)	—	(0.2)	(11.8)	(13.4)
Ending obligations	$453.6	$510.6	$6.0	$4.2	$104.8	$115.8

Change in plans' assets
Beginning fair value	$477.2	$457.3	$—	$—	$45.2	$47.8
Actual return on plans' assets	(29.2)	64.2	—	—	(0.5)	2.5
Employer contributions	5.0	4.0	0.6	0.2	4.8	26.7
Plan settlements	(52.6)	(35.2)	(0.6)	—	—	(21.1)
Participants' contributions	—	—	—	—	2.9	2.7
Benefits paid	(12.8)	(13.1)	—	(0.2)	(11.8)	(13.4)
Ending fair value	$387.6	$477.2	$—	$—	$40.6	$45.2
Funded status at end of year	$(66.0)	$(33.4)	$(6.0)	$(4.2)	$(64.2)	$(70.6)

Net Periodic Benefit Cost

OG&E adopted ASU 2017-07 in the first quarter of 2018 and, as a result, presents the service cost component of net benefit cost in operating income and the other components of net benefit cost as non-operating within its Statements of Income. Further, as required by ASU 2017-07, OG&E adjusted prior year income statement presentation of the net benefit cost components, which were previously presented in total within Other Operation and Maintenance in OG&E's Statements of Income. OG&E elected the practical expedient allowed by ASU 2017-07 to utilize amounts disclosed in OG&E's retirement plans and postretirement benefit plans note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements.

The following table presents the net periodic benefit cost components, before consideration of capitalized amounts, of OG&E's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the Financial Statements. Service cost is presented within Other Operation and Maintenance, and interest cost, expected return on plan assets, amortization of net loss, amortization of unrecognized prior service cost and settlement cost are presented within Other Net Periodic Benefit Expense in OG&E's Statements of Income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Expense in OG&E's Statements of Income.

	Pension Plan			Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31 (In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$9.8	$10.1	$10.3	$0.2	$0.1	$0.1	$0.2	$0.4	$0.6
Interest cost	17.6	19.5	19.2	0.2	0.2	0.1	4.2	5.6	7.4
Expected return on plan assets	(33.1)	(32.8)	(33.1)	—	—	—	(1.8)	(2.0)	(2.1)
Amortization of net loss	12.1	13.0	12.4	0.5	0.4	0.1	3.8	1.9	2.5
Amortization of unrecognized prior service cost (A)	—	—	—	—	—	—	(6.1)	(2.5)	(6.1)
Settlement cost	19.4	11.7	—	0.4	—	0.4	—	0.4	—
Total net periodic benefit cost	25.8	21.5	8.8	1.3	0.7	0.7	0.3	3.8	2.3
Plus: Amount allocated from OGE Energy	5.7	—	—	1.2	—	—	(0.7)	—	—
Net periodic benefit cost (B)	$31.5	$21.5	$8.8	$2.5	$0.7	$0.7	$(0.4)	$3.8	$2.3

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $33.6 million, $26.0 million and $11.8 million of net periodic benefit cost recognized in 2018, 2017 and 2016, respectively, OG&E recognized the following:

•
a change in pension expense in 2018, 2017 and 2016 of $(14.1) million, $(2.3) million and $9.9 million, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory asset or liability (see Note 1);

•
an increase in postretirement medical expense in 2018, 2017 and 2016 of $4.4 million, $6.2 million and $7.9 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction which are included in the Pension tracker regulatory asset or liability (see Note 1); and

•
a deferral of pension expense in 2018, 2017 and 2016 of $1.7 million, $0.9 million and $0.1 million related to the Arkansas jurisdictional portion of the pension settlement charge of $19.8 million, $11.7 million and $0.4 million, respectively, which are included in the Arkansas deferred pension expense regulatory asset (see Note 1).

As required by ASU 2017-07, OG&E only capitalizes the service cost component of net benefit cost, beginning in the first quarter of 2018. Prior year capitalized amounts were not adjusted, as this change was implemented on a prospective basis.

(In millions)	2018	2017	2016
Capitalized portion of net periodic pension benefit cost	$3.2	$3.4	$2.9
Capitalized portion of net periodic postretirement benefit cost	$0.1	$1.1	$0.8

Rate Assumptions

	Pension Plan and Restoration of Retirement Income Plan			Postretirement Benefit Plans
Year Ended December 31	2018	2017	2016	2018	2017	2016
Assumptions to determine benefit obligations:
Discount rate	4.20%	3.60%	4.00%	4.30%	3.70%	4.20%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	N/A	4.20%
Assumptions to determine net periodic benefit cost:
Discount rate	3.73%	4.00%	4.00%	3.70%	4.20%	4.25%
Expected return on plan assets	7.50%	7.50%	7.50%	4.00%	4.00%	4.00%
Rate of compensation increase	4.20%	4.20%	4.20%	N/A	4.20%	4.20%
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

The overall expected rate of return on plan assets assumption was 7.50 percent in both 2018 and 2017, which was used in determining net periodic benefit cost due to recent returns on OGE Energy's long-term investment portfolio. The rate of return on plan assets assumption is the average long-term rate of earnings expected on the funds currently invested and to be invested for the purpose of providing benefits specified by the Pension Plan or postretirement benefit plans. This assumption is reexamined at least annually and updated as necessary. The rate of return on plan assets assumption reflects a combination of historical return analysis, forward-looking return expectations and the plans' current and expected asset allocation.

The assumed health care cost trend rates have a significant effect on the amounts reported for postretirement medical benefit plans. Future health care cost trend rates are assumed to be 7.25 percent in 2019 with the rates trending downward to 4.50 percent by 2030. A one-percentage point change in the assumed health care cost trend rate would have the following effects:

ONE-PERCENTAGE POINT INCREASE
Year Ended December 31 (In millions)	2018	2017	2016
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	$0.1	$0.1	$0.1

ONE-PERCENTAGE POINT DECREASE
Year Ended December 31 (In millions)	2018	2017	2016
Effect on aggregate of the service and interest cost components	$—	$—	$—
Effect on accumulated postretirement benefit obligations	$0.2	$0.2	$0.5

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

Asset Class	Comparative Benchmark(s)
Active Duration Fixed Income	Bloomberg Barclays Aggregate
Long Duration Fixed Income	Duration blended Barclays Long Government/Credit & Barclays Universal
Equity Index	Standard & Poor's 500 Index
Mid-Cap Equity	Russell Midcap Index
Russell Midcap Value Index
Small-Cap Equity	Russell 2000 Index
Russell 2000 Value Index
International Equity	Morgan Stanley Capital International ACWI ex-U.S.

The fixed income managers are expected to use discretion over the asset mix of the trust assets in their efforts to maximize risk-adjusted performance. Exposure to any single issuer, other than the U.S. government, its agencies or its instrumentalities (which have no limits), is limited to five percent of the fixed income portfolio as measured by market value. At least 75 percent of the invested assets must possess an investment-grade rating at or above Baa3 or BBB- by Moody's Investors Service, S&P's Global Ratings or Fitch Ratings. The portfolio may invest up to 10 percent of the portfolio's market value in convertible bonds as long as the securities purchased meet the quality guidelines. A portfolio may invest up to 15 percent of the portfolio's market value in private placement, including 144A securities with or without registration rights and allow for futures to be traded in the portfolio. The purchase of any of OGE Energy's equity, debt or other securities is prohibited.

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

Pension Plan Investments

The following tables summarize OG&E's portion of OGE Energy's Pension Plan's investments that are measured at fair value on a recurring basis at December 31, 2018 and 2017. There were no Level 3 investments held by the Pension Plan at December 31, 2018 and 2017.

(In millions)	December 31, 2018	Level 1	Level 2	Net Asset Value (A)
Common stocks	$169.3	$169.3	$—	$—
U.S. Treasury notes and bonds (B)	137.9	137.9	—	—
Mortgage- and asset-backed securities	65.9	—	65.9	—
Corporate fixed income and other securities	143.2	—	143.2	—
Commingled fund (C)	19.7	—	—	19.7
Foreign government bonds	4.4	—	4.4	—
U.S. municipal bonds	0.6	—	0.6	—
Money market fund	0.3	—	—	0.3
Mutual fund	8.0	8.0	—	—
Futures:
U.S. Treasury futures (receivable)	27.0	—	27.0	—
U.S. Treasury futures (payable)	(20.4)	—	(20.4)	—
Cash collateral	0.7	0.7	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	$556.7	$315.9	$220.8	$20.0
Receivable from broker for securities sold	—
Interest and dividends receivable	3.0
Payable to broker for securities purchased	(36.9)
Pension Plan investments attributable to affiliates	(135.2)
Total Pension Plan assets	$387.6

(A)
GAAP allows the measurement of certain investments that do not have a readily determinable fair value at the net asset value. These investments do not consider the observability of inputs; therefore, they are not included within the fair value hierarchy.

(B)	This category represents U.S. Treasury notes and bonds with a Moody's Investors Service rating of Aaa and Government Agency Bonds with a Moody's Investors Service rating of A1 or higher.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

(In millions)	December 31, 2017	Level 1	Level 2	Net Asset Value (A)
Common stocks	$225.9	$225.9	$—	$—
U.S. Treasury notes and bonds (B)	169.7	169.7	—	—
Mortgage- and asset-backed securities	43.4	—	43.4	—
Corporate fixed income and other securities	153.8	—	153.8	—
Commingled fund (C)	29.9	—	—	29.9
Foreign government bonds	4.0	—	4.0	—
U.S. municipal bonds	1.2	—	1.2	—
Money market fund	4.3	—	—	4.3
Mutual fund	7.8	7.8	—	—
Futures:
U.S. Treasury futures (receivable)	13.4	—	13.4	—
U.S. Treasury futures (payable)	(11.4)	—	(11.4)	—
Cash collateral	0.3	0.3	—	—
Forward contracts:
Receivable (foreign currency)	0.1	—	0.1	—
Total Pension Plan investments	$642.4	$403.7	$204.5	$34.2
Receivable from broker for securities sold	—
Interest and dividends receivable	3.2
Payable to broker for securities purchased	(10.3)
Pension Plan investments attributable to affiliates	(158.1)
Total Pension Plan assets	$477.2

(A)
GAAP allows the measurement of certain investments that do not have a readily determinable fair value at the net asset value. These investments do not consider the observability of inputs; therefore, they are not included within the fair value hierarchy.

(B)	This category represents U.S. Treasury notes and bonds with a Moody's Investors Service rating of Aaa and Government Agency Bonds with a Moody's Investors Service rating of A1 or higher.

(C)	This category represents units of participation in a commingled fund that primarily invested in stocks of international companies and emerging markets.

The three levels defined in the fair value hierarchy and examples of each are as follows:

Level 1 inputs are quoted prices in active markets for identical unrestricted assets or liabilities that are accessible by the Pension Plan at the measurement date. Instruments classified as Level 1 include investments in common stocks, U.S. Treasury notes and bonds, mutual funds and cash collateral.

Level 2 inputs are inputs other than quoted prices in active markets included within Level 1 that are either directly or indirectly observable at the reporting date for the asset or liability for substantially the full term of the asset or liability. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Instruments classified as Level 2 include mortgage- and asset-backed securities, corporate fixed income and other securities, foreign government bonds, U.S. municipal bonds, U.S. Treasury futures contracts and forward contracts.

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

Postretirement Plans Investments

The following tables summarize OG&E's portion of OGE Energy's postretirement benefit plans' investments that are measured at fair value on a recurring basis at December 31, 2018 and 2017. There were no Level 2 investments held by the postretirement benefit plans at December 31, 2018 and 2017.

(In millions)	December 31, 2018	Level 1	Level 3
Group retiree medical insurance contract	$36.0	$—	$36.0
Mutual funds	8.9	8.9	—
Cash	0.9	0.9	—
Total plan investments	$45.8	$9.8	$36.0
Plan investments attributable to affiliates	(5.2)
Total plan assets	$40.6

(In millions)	December 31, 2017	Level 1	Level 3
Group retiree medical insurance contract	$40.2	$—	$40.2
Mutual funds	9.5	9.5	—
Cash	0.5	0.5	—
Total plan investments	$50.2	$10.0	$40.2
Plan investments attributable to affiliates	(5.0)
Total plan assets	$45.2

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

Year Ended December 31 (In millions)	2018
Group retiree medical insurance contract:
Beginning balance	$40.2
Interest income	0.7
Dividend income	0.5
Claims paid	(4.6)
Net unrealized losses related to instruments held at the reporting date	(0.5)
Realized losses	(0.2)
Investment fees	(0.1)
Ending balance	$36.0

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 expanded coverage for prescription drugs. The following table summarizes the gross benefit payments OG&E expects to pay related to its postretirement benefit plans, including prescription drug benefits.

(In millions)	Gross Projected Postretirement Benefit Payments
2019	$9.3
2020	$9.4
2021	$9.3
2022	$9.2
2023	$7.9
After 2023	$35.9

The following table summarizes the benefit payments OG&E expects to pay related to OGE Energy's Pension Plan and Restoration of Retirement Income Plan. These expected benefits are based on the same assumptions used to measure OGE Energy's benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(In millions)	Projected Benefit Payments
2019	$48.0
2020	$45.1
2021	$45.0
2022	$43.3
2023	$43.5
After 2023	$191.9

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
The post-employment benefit obligation is determined by an actuary on a basis similar to the accumulated postretirement benefit obligation. The estimated future medical benefits are projected to grow with expected future medical cost trend rates and are discounted for interest at the discount rate and for the probability that the participant will discontinue receiving benefits from OGE Energy's Group Long-Term Disability Plan due to death, recovery from disability or eligibility for retiree medical benefits. OG&E's post-employment benefit obligation was $1.7 million and $2.2 million at December 31, 2018 and 2017, respectively.

401(k) Plan

OGE Energy provides a 401(k) Plan, and each regular full-time employee of OGE Energy or a participating affiliate is eligible to participate in the 401(k) Plan immediately. All other employees of OGE Energy or a participating affiliate are eligible to become participants in the 401(k) Plan after completing one year of service as defined in the 401(k) Plan. Participants may contribute each pay period any whole percentage between two percent and 19 percent of their compensation, as defined in the 401(k) Plan, for that pay period. Participants who have reached age 50 before the close of a year are allowed to make additional contributions referred to as "Catch-Up Contributions," subject to certain limitations of the Code. Participants may designate, at their discretion, all or any portion of their contributions as: (i) a before-tax contribution under Section 401(k) of the Code subject to the limitations thereof, (ii) a contribution made on a non-Roth after-tax basis or (iii) a Roth contribution. The 401(k) Plan also includes an eligible automatic contribution arrangement and provides for a qualified default investment alternative consistent with the U.S. Department of Labor regulations. Participants may elect, in accordance with the 401(k) Plan procedures, to have their future salary deferral rate to be automatically increased annually on a date and in an amount as specified by the participant in such election. For employees hired or rehired on or after December 1, 2009, OGE Energy contributes to the 401(k) Plan, on behalf of each participant, 200 percent of the participant's contributions up to five percent of compensation.

No OGE Energy contributions are made with respect to a participant's Catch-Up Contributions, rollover contributions or with respect to a participant's contributions based on overtime payments, pay-in-lieu of overtime for exempt personnel, special lump-sum recognition awards and lump-sum merit awards included in compensation for determining the amount of participant contributions. Once made, OGE Energy's contribution may be directed to any available investment option in the 401(k) Plan. OGE Energy match contributions vest over a three-year period. After two years of service, participants become 20 percent vested in their OGE Energy contribution account and become fully vested on completing three years of service. In addition, participants fully vest when they are eligible for normal or early retirement under the Pension Plan requirements, in the event of their termination due to death or permanent disability or upon attainment of age 65 while employed by OGE Energy or its affiliates. OG&E contributed $9.8 million, $9.7 million and $8.8 million in 2018, 2017 and 2016, respectively, to the 401(k) Plan.

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
Eligible employees who enroll in the plan have the following deferral options: (i) eligible employees may elect to defer up to a maximum of 70 percent of base salary and 100 percent of annual bonus awards or (ii) eligible employees may elect a deferral percentage of base salary and bonus awards based on the deferral percentage elected for a year under the 401(k) Plan with such deferrals to start when maximum deferrals to the qualified 401(k) Plan have been made because of limitations in that plan. Eligible directors who enroll in the plan may elect to defer up to a maximum of 100 percent of directors' meeting fees and annual retainers. OGE Energy matches employee (but not non-employee director) deferrals to make up for any match lost in the 401(k) Plan because of deferrals to the deferred compensation plan and to allow for a match that would have been made under the 401(k) Plan on that portion of either the first six percent of total compensation or the first five percent of total compensation, depending on prior participant elections, deferred that exceeds the limits allowed in the 401(k) Plan. Matching credits vest based on years of service, with full vesting after three years or, if earlier, on retirement, disability, death, a change in control of OGE Energy or termination of the plan. Deferrals, plus any OGE Energy match, are credited to a recordkeeping account in the participant's name. Earnings on the deferrals are indexed to the assumed investment funds selected by the participant. In 2018, those investment options included an OGE Energy Common Stock fund, whose value was determined based on the stock price of OGE Energy's Common Stock.

13.	Commitments and Contingencies

Operating Lease Obligations

OG&E has operating lease obligations expiring at various dates, primarily for railcar leases and wind farm land leases. Future minimum payments for noncancellable operating leases are as follows:

Year Ended December 31 (In millions)	2019	2020	2021	2022	2023	After 2023	Total
Operating lease obligations:
Railcars	$18.6	$—	$—	$—	$—	$—	$18.6
Wind farm land leases	2.5	2.9	2.9	2.9	2.9	37.6	51.7
Total operating lease obligations	$21.1	$2.9	$2.9	$2.9	$2.9	$37.6	$70.3

Payments for operating lease obligations were $4.1 million, $5.4 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Railcar Lease Agreement

As of December 31, 2018, OG&E has a noncancellable operating lease with a purchase option, covering 1,093 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses.

At the end of the lease term, which was February 1, 2019, OG&E had the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chose not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars was less than the stipulated fair market value, OG&E would have been responsible for the difference in those values up to a maximum of $16.2 million. OG&E was also required to maintain all of the railcars it had under the operating lease.

On February 1, 2019, OG&E renewed the lease agreement effective February 1, 2019, under similar terms and conditions, for a fleet of 780 railcars, expiring February 1, 2024. The number of railcars was reduced due to the conversion of Muskogee Units 4 and 5 to natural gas. At the end of the lease term, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $6.8 million. The railcar lease effective February 1, 2019 is not included in the operating lease obligations table above.

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

Other Purchase Obligations and Commitments

OG&E's other future purchase obligations and commitments estimated for the next five years are as follows:

(In millions)	2019	2020	2021	2022	2023	Total
Other purchase obligations and commitments:
Cogeneration capacity and fixed operation and maintenance payments (A)	$10.9	$—	$—	$—	$—	$10.9
Expected cogeneration energy payments (A)	2.4	—	—	—	—	2.4
Minimum purchase commitments	75.8	44.6	44.6	44.6	44.6	254.2
Expected wind purchase commitments	56.3	56.9	57.1	57.5	58.0	285.8
Long-term service agreement commitments	46.8	2.4	2.4	2.4	14.4	68.4
Environmental compliance plan expenditures	5.8	0.2	—	—	—	6.0
Total other purchase obligations and commitments	$198.0	$104.1	$104.1	$104.5	$117.0	$627.7

(A)
Cogeneration capacity, fixed operation and maintenance and energy payments will end in 2019, as a result of contract expiration. As described below, OG&E intends to acquire the AES and Oklahoma Cogeneration LLC power plants, pending regulatory approval.

Public Utility Regulatory Policy Act of 1978

At December 31, 2018, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019 and a QF contract with AES which expired on January 15, 2019. These contracts were entered into pursuant to the Public Utility Regulatory Policy Act of 1978. Stated generally, the Public Utility Regulatory Policy Act of 1978 and the regulations thereunder promulgated by the FERC require OG&E to purchase power generated in a manufacturing process from a QF. The rate for such power to be paid by OG&E was approved by the OCC. The rate generally consists of two components: one is a rate for actual electricity purchased from the QF by OG&E, and the other is a capacity charge, which OG&E must pay the QF for having the capacity available. However, if no electrical power is made available to OG&E for a period of time (generally three months), OG&E's obligation to pay the capacity charge is suspended. The total cost of cogeneration payments is recoverable in rates from customers. For the 320 MWs AES QF contract and the 120 MWs Oklahoma Cogeneration LLC QF contract, OG&E purchases 100 percent of the electricity generated by the QFs.

As part of the QF contract with AES, OG&E had the option to provide notice to AES to terminate the contract, and on August 24, 2018, OG&E notified AES that OG&E was exercising this option to terminate the contract, effective January 15, 2019. OG&E subsequently issued a request for proposals to fill the capacity need created by the termination of this QF contract. On

December 20, 2018, OG&E announced its plan to acquire power plants from AES and Oklahoma Cogeneration LLC, pending regulatory approval, to meet customers' energy needs. Further discussion can be found in Note 14.

For the years ended December 31, 2018, 2017 and 2016, OG&E made total payments to cogenerators of $112.4 million, $115.2 million and $124.8 million, respectively, of which $60.0 million, $63.0 million and $66.3 million, respectively, represented capacity payments. All payments for purchased power, including cogeneration, are included in the Statements of Income as Cost of Sales.

Minimum Purchase Commitments

OG&E has coal contracts for purchases through March 31, 2019, whereby OG&E has the right but not the obligation to purchase a defined quantity of coal. OG&E purchases its coal through spot purchases on an as-needed basis. As a participant in the SPP Integrated Marketplace, OG&E purchases its natural gas supply through short-term agreements. OG&E relies on a combination of natural gas call agreements, whereby OG&E has the right but not the obligation to purchase a defined quantity of natural gas, combined with day and intra-day purchases to meet the demands of the SPP Integrated Marketplace.

OG&E has natural gas transportation service contracts with Enable and ONEOK, Inc. The contract with Enable expires in April 2019, and in October 2018, OG&E and Enable agreed to a new contract that will be effective as of April 2019 for a five year period ending May 2024. The contracts with ONEOK, Inc. end in March 2019 and August 2037. These transportation contracts grant Enable and ONEOK, Inc. the responsibility of delivering natural gas to OG&E's generating facilities.

Wind Purchase Commitments

OG&E owns the 120 MW Centennial, 101 MW OU Spirit and 228 MW Crossroads wind farms. OG&E's current wind power portfolio also includes purchased power contracts as listed in the table below.

Company	Location	Original Term of Contract	Expiration of Contract	MWs
CPV Keenan	Woodward County, OK	20 years	2030	152.0
Edison Mission Energy	Dewey County, OK	20 years	2031	130.0
NextEra Energy	Blackwell, OK	20 years	2032	60.0

The following table summarizes OG&E's wind power purchases for the years ended December 31, 2018, 2017 and 2016.

Year Ended December 31 (In millions)	2018	2017	2016
CPV Keenan	$27.0	$29.0	$29.2
Edison Mission Energy	21.7	22.1	21.1
NextEra Energy	6.8	7.4	7.3
FPL Energy (A)	2.1	2.6	3.4
Total wind power purchased	$57.6	$61.1	$61.0

(A)	OG&E's purchased power contract with FPL Energy for 50 MWs expired in 2018.

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

Air Quality Control System

The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 completed certain emission testing in January 2019 and was placed into service. More detail regarding the ECP can be found under "Pending Regulatory Matters" in Note 14.

Clean Power Plan

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. However, the rule was challenged in court when it was issued, and the U.S. Supreme Court issued orders staying implementation of the Clean Power Plan on February 9, 2016 pending resolution of the court challenges. The EPA published a proposal on October 16, 2017 to repeal the Clean Power Plan. On August 31, 2018, without acting on the proposed repeal of the Clean Power Plan, the EPA published a proposed rule to replace the Clean Power Plan. The ultimate timing and impact of these standards on OG&E's operations cannot be determined with certainty at this time, although a requirement for significant reduction of CO2 emissions from existing fossil-fuel-fired power plants ultimately could result in significant additional compliance costs that would affect OG&E's future financial position, results of operations and cash flows if such costs are not recovered through regulated rates.

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

Regulation and Rates

OG&E's retail electric tariffs are regulated by the OCC in Oklahoma and by the APSC in Arkansas. The issuance of certain securities by OG&E is also regulated by the OCC and the APSC. OG&E's transmission activities, short-term borrowing authorization and accounting practices are subject to the jurisdiction of the FERC. The Secretary of the U.S. Department of Energy has jurisdiction over some of OG&E's facilities and operations. In 2018, 86 percent of OG&E's electric revenue was subject to the jurisdiction of the OCC, eight percent to the APSC and six percent to the FERC.

The OCC issued an order in 1996 authorizing OG&E to reorganize into a subsidiary of OGE Energy. The order required that, among other things, (i) OGE Energy permit the OCC access to the books and records of OGE Energy and its affiliates relating to transactions with OG&E; (ii) OGE Energy employ accounting and other procedures and controls to protect against subsidization of non-utility activities by OG&E's customers; and (iii) OGE Energy refrain from pledging OG&E assets or income for affiliate transactions. In addition, the Energy Policy Act of 2005 enacted the Public Utility Holding Company Act of 2005, which in turn granted to the FERC access to the books and records of OGE Energy and its affiliates as the FERC deems relevant to costs incurred by OG&E or necessary or appropriate for the protection of utility customers with respect to the FERC jurisdictional rates.

Completed Regulatory Matters

Oklahoma Rate Review Filing - January 2018

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

On December 22, 2017, the Attorney General of Oklahoma requested that the OCC reduce the rates and charges for electric service and provide for an immediate refund due to the customers of OG&E resulting from the 2017 Tax Act. In response, on January 4, 2018, the OCC ordered OG&E to record a reserve, beginning on January 4, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the amortization of excess accumulated deferred income tax and any other tax implications of the 2017 Tax Act on an interim basis, subject to refund until utility rates were adjusted to reflect the federal tax savings and a final order was issued in the rate review. Further, the OCC ordered the amounts of any refunds of such reserves owed to customers should accrue interest at a rate equivalent to OG&E's cost of capital as previously recognized in the March 2017 OCC rate order. OG&E reserved the excess income taxes collected in current rates and any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act, plus interest, from January 2018 through June 2018.

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

•
a federal tax credit rider will be established to refund to customers the amount of excess taxes received from January to June 2018, as discussed above, and the ongoing annual true up of excess accumulated deferred income taxes resulting from the reduction in corporate income tax rates as part of the 2017 Tax Act (further discussed in Note 8); and

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

Demand Program Rider - Energy Efficiency Lost Net Revenues

During the May 2017 implementation of new rates from the March 2017 OCC rate order, OG&E reserved $5.6 million, pending resolution of a dispute with the OCC's Public Utility Division staff regarding recovery of certain lost revenues associated with energy efficiency programs incurred prior to the March 2017 OCC rate order. These lost revenues are recovered through the Demand Program Rider as disclosed in Note 1. This dispute was resolved through the June 19, 2018 Oklahoma rate review settlement discussed above; as a result, the reserve was reversed at June 30, 2018, and an adjustment was recorded to the Demand Program Rider regulatory asset balance.

Fuel Adjustment Clause Review for Calendar Year 2016

On August 3, 2017, the OCC's Public Utility Division staff filed an application to review OG&E's fuel adjustment clause for calendar year 2016, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 7, 2018, an intervenor filed a recommendation to disallow the Oklahoma jurisdictional portion of $3.3 million related to wind sales in the SPP. On April 4, 2018, a Joint Stipulation and Settlement Agreement was filed with the OCC. As part of the agreement, the stipulating parties settled all claims regarding the issue of wind energy settlement costs for the period September 2016 through May 2017, and OG&E agreed to refund $2.4 million to customers related to wind sales in the SPP. On April 25, 2018, the OCC approved the Joint Stipulation and Settlement Agreement, and in May 2018, OG&E refunded this settlement amount to customers.

FERC - Request for Waiver

On May 22, 2018, OG&E submitted a request for waiver of applicable formula rate provisions in OG&E's Open Access Transmission Tariff and the SPP's Open Access Transmission Tariff. OG&E requested a waiver, effective January 1, 2018, to revise its 2018 projected net revenue requirement to reflect the federal corporate income tax rate reduction from 35 percent to 21 percent as a result of the 2017 Tax Act. On June 29, 2018, the FERC granted OG&E's request for waiver, effective January 1, 2018, which will allow OG&E to lower its current year projected net revenue requirement and provide benefits to customers through lower rates more promptly than if OG&E were to wait until the current year true-up adjustment to recognize the reduced federal corporate income tax rate. Based on the order received from the FERC, OG&E reserved the excess income taxes collected in current rates from January 2018 through June 2018, as the new tax rate was reflected in billings beginning with the July 2018 invoice. As the SPP adjusts the rates billed to OG&E's customers, OG&E reverses the reserve as the previous months in 2018 are resettled based on the lower tax rate.

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

Integrated Resource Plans

In September 2018, OG&E submitted its final 2018 IRP to the OCC and the APSC. The 2018 IRP identified a need for capacity, and OG&E issued a request for proposals to identify options to fill that capacity need. See "Pre-Approval for Acquisition of Existing Power Plants" under "Pending Regulatory Matters" for further discussion regarding the outcome of the request for proposal process.

Demand Program Portfolio Filing

Pursuant to OCC rules, OG&E is required to propose, implement and administer a portfolio of demand programs once every three years. On July 1, 2018, OG&E filed its proposed Demand Program Three Year Portfolio for the 2019 through 2021 program cycle, and on December 27, 2018, the OCC approved OG&E's 2019 through 2021 demand portfolio programs.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

Environmental Compliance Plan

On August 6, 2014, OG&E filed an application under Oklahoma Statute Title 17, Section 286 (B) with the OCC for approval of its plan to comply with the EPA's MATS and Regional Haze Rule FIP while serving the best long-term interests of customers in light of future environmental uncertainties. The application sought approval of the ECP, which includes installing Dry Scrubbers at Sooner Units 1 and 2 and the conversion of Muskogee Units 4 and 5 to natural gas, as well as a recovery mechanism for the associated costs. The application also asked the OCC to predetermine the prudence of its Mustang Modernization Plan and approval for a recovery mechanism for the associated costs.

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

OG&E anticipates the total cost of Dry Scrubbers will be $520.0 million, including allowance for funds used during construction and capitalized ad valorem taxes. The Dry Scrubber system on Sooner Unit 1 completed certain emission testing in October 2018 and was placed into service. The Dry Scrubber system on Sooner Unit 2 completed certain emission testing in January 2019 and was placed into service. As of December 31, 2018, OG&E has invested $504.3 million in the Dry Scrubbers. On December 31, 2018, OG&E filed a rate review with the OCC seeking recovery for the Dry Scrubber project, as further discussed below.

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

Fuel Adjustment Clause Review for Calendar Year 2017

On July 9, 2018, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2017, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. A hearing on the merits was held in December 2018, and on February 1, 2019, the Administrative Law Judge recommended that OG&E's processes, costs, investments and decisions regarding fuel procurement for the 2017 calendar year be found prudent. This recommendation is subject to OCC approval.

Arkansas Formula Rate Plan Filing

Per OG&E's settlement in its last general rate review in Arkansas, OG&E filed an evaluation report under its Formula Rate Plan on October 1, 2018, requesting a $6.4 million revenue increase. On January 30, 2019, OG&E and settling parties reached a settlement agreement for a $3.3 million revenue increase. The settlement agreement is subject to APSC approval. A final order is expected from the APSC in March 2019, and new rates will become effective on April 1, 2019.

Oklahoma Rate Review Filing - December 2018

On December 31, 2018, OG&E filed a general rate review with the OCC, requesting a rate increase of $77.6 million per year to recover its investment in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas to comply with the Regional Haze Rule. The filing also seeks to align OG&E's return on equity more closely to the industry average and to align OG&E's depreciation rates to more realistically reflect its assets' lifespans.

Pre-Approval for Acquisition of Existing Power Plants

On December 28, 2018, OG&E filed an application for pre-approval from the OCC to acquire a 360 MW coal- and natural gas-fired plant from AES and a 146 MW natural gas-fired combined-cycle plant from Oklahoma Cogeneration LLC in 2019 for $53.5 million. The purchase of these assets is intended to replace capacity currently provided by power purchase contracts set to expire in 2019 and to help OG&E satisfy its customers' energy needs and load obligations to the SPP. In addition, the filing seeks approval of a rider mechanism to collect costs associated with the purchase of these generating facilities.

15.	Quarterly Financial Data (Unaudited)

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

Quarter Ended (In millions)		March 31	June 30	September 30	December 31	Total
Operating revenues	2018	$492.7	$567.0	$698.8	$511.8	$2,270.3
	2017	$456.0	$586.4	$716.8	$501.9	$2,261.1
Operating income	2018	$67.1	$138.3	$230.3	$58.5	$494.2
	2017	$49.6	$147.2	$248.2	$83.0	$528.0
Net income	2018	$31.3	$92.0	$183.9	$20.8	$328.0
	2017	$16.2	$86.2	$161.5	$41.6	$305.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Oklahoma Gas and Electric Company.

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Oklahoma Gas and Electric Company (the "Company") as of December 31, 2018 and 2017, the related statements of income, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 20, 2019

We have served as the Company's auditor since 2002.

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
OG&E management assessed the effectiveness of OG&E's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2018, OG&E's internal control over financial reporting is effective based on those criteria.
OG&E's independent auditors have issued an attestation report on OG&E's internal control over financial reporting. This report appears on the following page.

/s/ Sean Trauschke	/s/ Sarah R. Stafford
Sean Trauschke, Chairman of the Board, President	Sarah R. Stafford, Controller
and Chief Executive Officer	and Chief Accounting Officer

/s/ Stephen E. Merrill
Stephen E. Merrill
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Oklahoma Gas and Electric Company.

Opinion on Internal Control over Financial Reporting

We have audited Oklahoma Gas and Electric Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oklahoma Gas and Electric Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 financial statements of the Company and our report dated February 20, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 20, 2019

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics Policy

OGE Energy maintains a code of ethics for our chief executive officer and senior financial officers, including the chief financial officer and chief accounting officer, which is available for public viewing on OGE Energy's website address www.ogeenergy.com under the heading "Investors," "Governance." The code of ethics will be provided, free of charge, upon request. OGE Energy intends to satisfy the disclosure requirements under Section 5, Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on its website at the location specified above. OGE Energy will also include in its proxy statement information regarding the Audit Committee financial experts.

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

Item 14. Principal Accountant Fees and Services.

The following discussion relates to the audit fees paid by OGE Energy to its principal independent accountants for the services provided to OGE Energy and its subsidiaries, including OG&E.

Fees for Principal Independent Accountants

Year Ended December 31	2018	2017
Integrated audit of OGE Energy and its subsidiaries financial statements and internal control over financial reporting	$1,136,800	$1,234,800
Services in support of debt and stock offerings	65,000	100,000
Other (A)	312,000	312,000
Total audit fees (B)	1,513,800	1,646,800
Employee benefit plan audits	144,000	144,000
Total audit-related fees	144,000	144,000
Assistance with examinations and other return issues	80,800	78,693
Review of federal and state tax returns	32,900	29,900
Total tax preparation and compliance fees	113,700	108,593
Total tax fees	113,700	108,593
Total fees	$1,771,500	$1,899,393

(A)
Includes reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q, audits of OGE Energy's subsidiaries, preparation for Audit Committee meetings and fees for consulting with OGE Energy's and OG&E's executives regarding accounting issues.

(B)
The aggregate audit fees include fees billed for the audit of OGE Energy's and OG&E's annual financial statements and for the reviews of the financial statements included in OGE Energy's and OG&E's Quarterly Reports on Form 10-Q. For 2018, this amount includes estimated billings for the completion of the 2018 audit, which services were rendered after year-end.

All Other Fees

There were no other fees billed by the principal independent accountants to OGE Energy in 2018 and 2017 for other services.

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

For 2018, 100 percent of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee or the Chairman of the Audit Committee pursuant to delegated authority.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

The following Financial Statements are included in Part II, Item 8 of this Annual Report:

•	Statements of Income for the years ended December 31, 2018, 2017 and 2016

•	Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

•	Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

•	Balance Sheets at December 31, 2018 and 2017

•	Statements of Capitalization at December 31, 2018 and 2017

•	Statements of Changes in Stockholder's Equity for the years ended December 31, 2018, 2017 and 2016

•	Notes to Financial Statements

•	Report of Independent Registered Public Accounting Firm (Audit of Financial Statements)

•	Management's Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm (Audit of Internal Control over Financial Reporting)

2. Financial Statement Schedule (included in Part IV)

•	Schedule II - Valuation and Qualifying Accounts

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

2.12
Purchase and Sale Agreement, dated as of January 21, 2008, entered into by and among Redbud Energy I, LLC, Redbud Energy II, LLC and Redbud Energy III, LLC and OG&E (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request). (Filed as Exhibit 2.01 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

2.13
Asset Purchase Agreement, dated as of January 21, 2008, entered into by and among OG&E, the Oklahoma Municipal Power Authority and the Grand River Dam Authority (Certain exhibits and schedules hereto have been omitted and the registrant agrees to furnish supplementally a copy of such omitted exhibits and schedules to the Commission upon request). (Filed as Exhibit 2.02 to OGE Energy's Form 8-K filed January 25, 2008 (File No. 1-12579) and incorporated by reference herein).

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

4.17
Supplemental Indenture No. 18 dated as of April 26, 2018 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.21 to OG&E's Registration Statement on Form S-3ASR filed May 18, 2018 (File No. 333-225030-01) and incorporated by reference herein).

4.18
Supplemental Indenture No. 19 dated as of August 15, 2018 being a supplemental instrument to Exhibit 4.01 hereto. (Filed as Exhibit 4.01 to OG&E's Form 8-K filed August 17, 2018 (File No. 1-1097) and incorporated by reference herein).

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
10.19
Letter of extension dated as of March 9, 2018 for OG&E's and OGE Energy's credit agreements dated as March 8, 2017, by and among Wells Fargo Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, N.A., Syndication Agent, Mizuho Bank, Ltd. MUFG Union Bank, N.A. Royal Bank of Canada and U.S. Bank National Association, as Co-Documentation Agents, the Lenders thereto, and OG&E and OGE Energy, for their respective credit facility. (Filed as Exhibit 10.01 to OG&E's Form 10-Q for the quarter ended March 31, 2018 (File No. 1-1097) and incorporated by reference herein).

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
99.02
Copy of OCC Order relating to OG&E's environmental compliance plan application. (Filed as Exhibit 99.02 to OGE Energy's Form 8-K filed December 7, 2015 (File No. 1-12579) and incorporated by reference herein).

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

OKLAHOMA GAS AND ELECTRIC COMPANY

SCHEDULE II - Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (A)	Balance at End of Period
(In millions)
Balance at December 31, 2016
Reserve for Uncollectible Accounts	$1.4	$2.5	$2.4	$1.5
Balance at December 31, 2017
Reserve for Uncollectible Accounts	$1.5	$2.6	$2.6	$1.5
Balance at December 31, 2018
Reserve for Uncollectible Accounts	$1.5	$1.6	$1.4	$1.7

(A)	Uncollectible accounts receivable written off, net of recoveries.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, and State of Oklahoma on February 20, 2019.

OKLAHOMA GAS AND ELECTRIC COMPANY
(Registrant)

By /s/	Sean Trauschke
Sean Trauschke
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Trauschke
Sean Trauschke	Principal Executive
	Officer and Director;	February 20, 2019

/s/ Stephen E. Merrill
Stephen E. Merrill	Principal Financial Officer;	February 20, 2019

/s/ Sarah R. Stafford
Sarah R. Stafford	Principal Accounting Officer.	February 20, 2019

Frank A. Bozich	Director;
James H. Brandi	Director;
Peter D. Clarke	Director;
Luke R. Corbett	Director;
David L. Hauser	Director;
Robert O. Lorenz	Director;
Judy R. McReynolds	Director;
David E. Rainbolt	Director;
J. Michael Sanner	Director;
Sheila G. Talton	Director;

/s/ Sean Trauschke
By Sean Trauschke (attorney-in-fact)	February 20, 2019

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent, and does not expect to send, an annual report or proxy statement to its security holders.