Form 10-Q
period 2019-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2019-05-02
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☑	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
At March 31, 2019, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2018 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2018
2017 Tax Act	Tax Cuts and Jobs Act of 2017
AES	AES-Shady Point, Inc.
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly-owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
QF	Qualified cogeneration facility
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed in this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in OG&E's 2018 Form 10-K and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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

•	environmental laws, safety laws or other regulations that may impact the cost of operations or restrict or change the way OG&E operates its facilities;

•	changes in accounting standards, rules or guidelines;

•	the discontinuance of accounting principles for certain types of rate-regulated activities;

•	the cost of protecting assets against, or damage due to, terrorism or cyberattacks and other catastrophic events;

•	creditworthiness of suppliers, customers and other contractual parties;

•	social attitudes regarding the utility industry;

•	identification of suitable investment opportunities to enhance shareholder returns and achieve long-term financial objectives through business acquisitions and divestitures;

•	increased pension and healthcare costs;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and

•	other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in OG&E's 2018 Form 10-K.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
OPERATING REVENUES
Revenues from contracts with customers	$477.4	$477.9
Other revenues	12.6	14.8
Operating revenues	490.0	492.7
COST OF SALES	212.6	210.5
OPERATING EXPENSES
Other operation and maintenance	120.3	113.6
Depreciation and amortization	82.4	78.8
Taxes other than income	24.4	22.7
Operating expenses	227.1	215.1
OPERATING INCOME	50.3	67.1
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.5	7.0
Other net periodic benefit income (expense)	0.4	(4.8)
Other income	1.4	3.1
Other expense	(0.7)	(0.8)
Net other income	2.6	4.5
INTEREST EXPENSE
Interest on long-term debt	32.6	39.6
Allowance for borrowed funds used during construction	(1.0)	(3.7)
Interest on short-term debt and other interest charges	0.8	1.4
Interest expense	32.4	37.3
INCOME BEFORE TAXES	20.5	34.3
INCOME TAX EXPENSE	0.9	3.0
NET INCOME	$19.6	$31.3
Other comprehensive income, net of tax	—	—
COMPREHENSIVE INCOME	$19.6	$31.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19.6	$31.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	82.4	78.8
Deferred income taxes and investment tax credits, net	0.4	11.3
Allowance for equity funds used during construction	(1.5)	(7.0)
Stock-based compensation expense	1.0	1.0
Regulatory assets	(7.3)	0.2
Regulatory liabilities	(7.0)	2.6
Other assets	0.5	0.3
Other liabilities	2.2	1.4
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	26.0	19.7
Fuel, materials and supplies inventories	9.1	(12.2)
Fuel recoveries	(22.8)	48.2
Other current assets	(3.9)	8.3
Accounts payable	(32.4)	(19.8)
Income taxes payable - parent	0.5	(8.4)
Other current liabilities	(48.5)	(9.9)
Net cash provided from operating activities	18.3	145.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(152.9)	(137.4)
Net cash used in investing activities	(152.9)	(137.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of long-term debt	(250.0)	—
Changes in advances with parent	384.6	(8.4)
Net cash provided from (used in) financing activities	134.6	(8.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2019	2018
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.4 and $1.7, respectively	$154.9	$172.9
Accrued unbilled revenues	54.6	62.6
Advances to parent	—	319.5
Fuel inventories	48.3	57.6
Materials and supplies, at average cost	112.8	126.7
Fuel clause under recoveries	24.5	2.0
Other	29.4	25.5
Total current assets	424.5	766.8
OTHER PROPERTY AND INVESTMENTS	4.9	5.0
PROPERTY, PLANT AND EQUIPMENT
In service	12,320.6	11,988.7
Construction work in progress	156.6	376.4
Total property, plant and equipment	12,477.2	12,365.1
Less accumulated depreciation	3,713.9	3,727.4
Net property, plant and equipment	8,763.3	8,637.7
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	276.5	285.8
Other	9.3	9.2
Total deferred charges and other assets	285.8	295.0
TOTAL ASSETS	$9,478.5	$9,704.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2019	2018
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$180.0	$215.0
Advances from parent	65.6	—
Customer deposits	83.7	83.6
Accrued taxes	26.1	44.0
Accrued interest	35.2	44.5
Accrued compensation	17.2	33.8
Long-term debt due within one year	—	250.0
Fuel clause over recoveries	—	0.3
Other	81.8	86.8
Total current liabilities	489.6	758.0
LONG-TERM DEBT	2,897.3	2,896.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	136.6	137.9
Deferred income taxes	900.8	892.7
Deferred investment tax credits	7.2	7.2
Regulatory liabilities	1,254.3	1,270.7
Other	168.8	137.8
Total deferred credits and other liabilities	2,467.7	2,446.3
Total liabilities	5,854.6	6,101.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,032.8	1,031.8
Retained earnings	2,591.1	2,571.5
Total stockholder's equity	3,623.9	3,603.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,478.5	$9,704.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3
Net income	—	—	—	19.6	19.6
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2019	40.4	$100.9	$931.9	$2,591.1	$3,623.9

Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7
Net income	—	—	—	31.3	31.3
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2018	40.4	$100.9	$927.3	$2,459.8	$3,488.0

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

OG&E's significant accounting policies are detailed in "Note 1. Summary of Significant Accounting Policies" in OG&E's 2018 Form 10-K. Changes to OG&E's accounting policies as a result of adopting ASU 2016-02, "Leases (Topic 842)," and the related ASU 2018-01 and ASU 2018-11 are discussed in Notes 2 and 4 in this Form 10-Q.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2019 and December 31, 2018, the results of its operations for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2019 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2018 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	March 31,	December 31,
(In millions)	2019	2018
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$24.5	$2.0
Cogeneration credit rider over credit (A)	7.6	—
Production tax credit rider over credit (A)	6.6	6.9
Oklahoma demand program rider under recovery (A)	—	6.4
Other (A)	2.2	3.2
Total current regulatory assets	$40.9	$18.5
Non-current:
Benefit obligations regulatory asset	$175.2	$188.2
Deferred storm expenses	33.4	36.5
Smart Grid	23.8	25.6
Sooner Dry Scrubbers	12.5	4.5
Unamortized loss on reacquired debt	11.2	11.4
Arkansas deferred pension expenses	7.8	6.8
Other	12.6	12.8
Total non-current regulatory assets	$276.5	$285.8
REGULATORY LIABILITIES
Current:
Reserve for tax refund (B)	$15.8	$15.4
SPP cost tracker over recovery (B)	12.1	16.8
Oklahoma demand program rider over recovery (B)	3.3	—
Transmission cost recovery rider over recovery (B)	2.0	2.7
Fuel clause over recoveries	—	0.3
Other (B)	2.0	1.4
Total current regulatory liabilities	$35.2	$36.6
Non-current:
Income taxes refundable to customers, net	$929.3	$937.1
Accrued removal obligations, net	313.6	308.1
Pension tracker	4.9	18.7
Other	6.5	6.8
Total non-current regulatory liabilities	$1,254.3	$1,270.7

(A)	Included in Other Current Assets in the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities in the Condensed Balance Sheets.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Accounting Pronouncements

Recently Adopted Accounting Standards

Leases. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The main difference between prior lease accounting and Topic 842 is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under current accounting guidance. Lessees, such as OG&E, recognize a right-of-use asset and a lease liability for virtually all of their leases, other than leases that meet the definition of a short-term lease. The liability is equal to the present value of lease payments. The asset is based on the liability, subject to adjustment for items such as initial direct costs. For income statement purposes, Topic 842 retains a dual model, requiring leases to be classified as either operating or finance. Operating leases result in straight-line expense, while finance leases result in a front-loaded expense pattern, similar to prior capital leases. Classification of operating and finance leases is based on criteria that are largely similar to those applied in prior lease guidance but without the explicit thresholds. OG&E adopted this standard in the first quarter of 2019 utilizing the modified retrospective transition method.

OG&E evaluated its current lease contracts and applied the package of practical expedients allowing entities to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. At January 1, 2019, OG&E recognized $32.3 million and $36.9 million of operating lease right-of-use assets and liabilities, respectively, for railcar and wind farm land leases in the Condensed Balance Sheet. The new standard did not have a material impact on OG&E's 2019 Condensed Statement of Income. Further, OG&E evaluated its existing processes and controls regarding lease identification, accounting and presentation and implemented changes as necessary in order to adequately address the requirements of Topic 842.

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

The following table disaggregates OG&E's revenues from contracts with customers by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended March 31,
(In millions)	2019	2018
Residential	$191.2	$196.3
Commercial	115.1	117.8
Industrial	43.1	41.7
Oilfield	38.9	33.7
Public authorities and street light	40.1	41.7
System sales revenues	428.4	431.2
Provision for rate refund	(0.1)	(3.2)
Integrated market	6.7	8.6
Transmission	36.1	35.8
Other	6.3	5.5
Revenues from contracts with customers	$477.4	$477.9

4.	Leases

OG&E evaluates all contracts under Topic 842 to determine if the contract is or contains a lease and to determine classification as an operating or finance lease. If a lease is identified, OG&E recognizes a right-of-use asset and a lease liability in its Balance Sheets. OG&E recognizes and measures a lease liability when it concludes the contract contains an identified asset that OG&E controls through having the right to obtain substantially all of the economic benefits and the right to direct the use of the identified asset. The liability is equal to the present value of lease payments, and the asset is based on the liability, subject to adjustment, such as for initial direct costs. Further, OG&E utilizes an incremental borrowing rate for purposes of measuring lease liabilities, if the discount rate is not implicit in the lease. To calculate the incremental borrowing rate, OG&E starts with a current pricing report for OG&E's senior unsecured notes, which indicates rates for periods reflective of the lease term, and adjusts for the effects of collateral to arrive at the secured incremental borrowing rate. As permitted by Topic 842, OG&E made an accounting policy election to not apply the balance sheet recognition requirements to short-term leases and to not separate lease components from nonlease components when recognizing and measuring lease liabilities. For income statement purposes, OG&E records operating lease expense on a straight-line basis.

Based on its evaluation of all contracts under Topic 842, as described above, OG&E concluded it has operating lease obligations for railcar leases and wind farm land leases.

Operating Leases

OG&E Railcar Lease Agreement

Effective February 1, 2019, OG&E renewed a railcar lease agreement for 780 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recovered through OG&E's tariffs and fuel adjustment clauses. At the end of the lease term, which is February 1, 2024, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $6.8 million.

OG&E Wind Farm Land Lease Agreements

OG&E has operating leases related to land for Centennial, OU Spirit and Crossroads wind farms with terms of 25 to 30 years. The Centennial lease has rent escalations which increase annually based on the Consumer Price Index. While lease liabilities are not remeasured as a result of changes to the Consumer Price Index, changes to the Consumer Price Index are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The OU Spirit and Crossroads leases have rent escalations which increase after five and 10 years. Although the leases are cancellable, OG&E is required to make annual lease payments as long as the wind turbines are located on the land. OG&E does not expect to terminate the leases until the wind turbines reach the end of their useful life.

Financial Statement Information

The following table presents amounts recognized for operating leases in OG&E's Condensed Financial Statements and supplemental information related to those amounts recognized.

Three Months Ended March 31 (Dollars in millions)	2019
LEASE COST
Operating lease cost	$1.2

OTHER INFORMATION
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.7
Right-of-use assets at period end (A)	$42.1
Operating lease liabilities at period end (B)	$46.8
Operating lease weighted-average remaining lease term (in years)	13.9
Operating lease weighted-average discount rate	3.9%
(A) Included in Property, Plant and Equipment in the 2019 Condensed Balance Sheet.
(B) Included in Other Deferred Credits and Other Liabilities in the 2019 Condensed Balance Sheet.

Maturity Analysis of Lease Liabilities

The following table presents a maturity analysis of OG&E's operating lease liabilities.

Three Months Ended March 31, 2019 (In millions)	Operating Lease Payments
2019 (excluding three months ended March 31)	$1.9
2020	5.3
2021	5.3
2022	5.2
2023	5.1
Thereafter	37.8
Total lease payments	60.6
Less: imputed interest	13.8
Total	$46.8

Comparative Period Disclosures

As discussed in Note 2, ASU 2018-11 permits entities who apply the optional Topic 842 transition method at adoption date to provide Topic 840 disclosures for all periods that continue to be reported in accordance with Topic 840. OG&E elected to apply Topic 842 as of January 1, 2019; therefore, Topic 840 disclosures for the 2018 comparative period are included below. As disclosed in OG&E's 2018 10-K, OG&E's operating lease obligations included railcar leases and wind farm land leases. As of December 31, 2018, future minimum payments for noncancellable operating leases were as follows:

Year Ended December 31 (In millions)	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease obligations:
Railcars (A)	$18.6	$—	$—	$—	$—	$—	$18.6
Wind farm land leases	2.5	2.9	2.9	2.9	2.9	37.6	51.7
Total operating lease obligations	$21.1	$2.9	$2.9	$2.9	$2.9	$37.6	$70.3
(A) At the end of the railcar lease term, which was February 1, 2019, OG&E had the option to either purchase the railcars at a stipulated fair market value or renew the lease. OG&E renewed the lease effective February 1, 2019. If OG&E chose not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars was less than the stipulated fair market value, OG&E would have been responsible for the difference in those values up to a maximum of $16.2 million.

Payments for operating lease obligations were $4.1 million, $5.4 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

5.	Related Party Transactions

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

OGE Energy charged operating costs to OG&E of $37.0 million and $33.6 million during the three months ended March 31, 2019 and 2018, respectively.

As discussed in OG&E's 2018 Form 10-K, Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(In millions)	2019	2018
Operating revenues:
Electricity to power electric compression assets	$3.8	$4.0
Cost of sales:
Natural gas transportation services	$14.8	$8.8
Natural gas (sales) purchases	$(1.0)	$0.3

6.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which is classified as Level 3 in the fair value hierarchy as its fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$2,752.3	$2,989.5	$3,001.9	$3,178.2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4
Tinker Debt	$9.6	$9.1	$9.6	$8.7

7.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2019 and 2018 related to OGE Energy's performance units and restricted stock for OG&E employees.

	Three Months Ended March 31,
(In millions)	2019	2018
Performance units:
Total shareholder return	$0.8	$0.7
Earnings per share	0.1	0.2
Total performance units	0.9	0.9
Restricted stock	0.1	—
Total compensation expense	$1.0	$0.9
Income tax benefit	$0.3	$0.2

During the three months ended March 31, 2019, OGE Energy issued to OG&E employees 164,571 shares of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

During the three months ended March 31, 2019, OGE Energy granted 68,396 performance units (based on total shareholder return over a three-year period) and 26,141 restricted stock units (three-year cliff vesting period) to OG&E employees at $47.00 and $41.63 fair value per share, respectively.

8.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. federal, state and local tax examinations by tax authorities for years prior to 2015. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. OG&E earns both federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

9.	Long-Term Debt

At March 31, 2019, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

SERIES			DATE DUE	AMOUNT
				(In millions)
1.43%	-	1.88%	Garfield Industrial Authority, January 1, 2025	$47.0
1.35%	-	1.85%	Muskogee Industrial Authority, January 1, 2025	32.4
1.36%	-	1.86%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

All of these bonds are subject to an optional tender at the request of the holders, at 100 percent of the principal amount, together with accrued and unpaid interest to the date of purchase. The bond holders, on any business day, can request repayment of the bond by delivering an irrevocable notice to the tender agent stating the principal amount of the bond, payment instructions for the purchase price and the business day the bond is to be purchased. The repayment option may only be exercised by the holder of a bond for the principal amount. When a tender notice has been received by the trustee, a third-party remarketing agent for the bonds will attempt to remarket any bonds tendered for purchase. This process occurs once per week. Since the original issuance of these series of bonds in 1995 and 1997, the remarketing agent has successfully remarketed all tendered bonds. If the remarketing agent is unable to remarket any such bonds, OG&E is obligated to repurchase such unremarketed bonds. As OG&E has both the intent and ability to refinance the bonds on a long-term basis and such ability is supported by an ability to consummate the refinancing, the bonds are classified as Long-term Debt in OG&E's Condensed Balance Sheets. OG&E believes that it has sufficient liquidity to meet these obligations.

10.	Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At March 31, 2019, there were $0.3 million supporting letters of credit outstanding at a weighted-average interest rate of 1.05 percent. There were no outstanding commercial paper borrowings at March 31, 2019.

At March 31, 2019, there were $65.6 million in advances from OGE Energy compared to $319.5 million in advances to OGE Energy at December 31, 2018. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. At March 31, 2019, there were no intercompany borrowings under this agreement.

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

11.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the first quarter of 2019, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in OG&E recording a pension settlement charge of $10.9 million. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Net Periodic Benefit Cost

The following table presents the net periodic benefit cost components, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the Condensed Financial Statements. Service cost is presented within Other Operation and Maintenance, and interest cost, expected return on plan assets, amortization of net loss, amortization of unrecognized prior service cost and settlement cost are presented within Other Net Periodic Benefit Income (Expense) in OG&E's Condensed Statements of Income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Income (Expense) in OG&E's Condensed Statements of Income.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2019 (B)	2018 (B)	2019 (B)	2018 (B)	2019 (B)	2018 (B)
Service cost	$2.4	$2.7	$—	$—	$—	$0.1
Interest cost	4.3	4.4	0.1	—	1.0	1.0
Expected return on plan assets	(6.6)	(8.5)	—	—	(0.4)	(0.5)
Amortization of net loss	2.8	3.0	0.1	0.1	0.7	1.0
Amortization of unrecognized prior service cost (A)	—	—	—	—	(1.5)	(1.5)
Settlement cost	10.9	—	—	—	—	—
Total net periodic benefit cost	13.8	1.6	0.2	0.1	(0.2)	0.1
Plus: Amount allocated from OGE Energy	2.0	0.5	0.1	0.1	(0.2)	(0.2)
Net periodic benefit cost	$15.8	$2.1	$0.3	$0.2	$(0.4)	$(0.1)

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)	In addition to the $15.7 million and $2.2 million of net periodic benefit cost recognized during the three months ended March 31, 2019 and 2018, respectively, OG&E recognized the following:

•
a decrease of pension expense of $1.0 million and an increase of $4.0 million during the three months ended March 31, 2019 and 2018, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1);

•
an increase in postretirement medical expense during the three months ended March 31, 2019 and 2018 of $0.3 million and $2.1 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the three months ended March 31, 2019 of $10.0 million, which includes a portion of OGE Energy's pension settlement charge, related to the pension settlement charge of $10.9 million in accordance with the Oklahoma Pension tracker regulatory liability (see Note 1); and

•
a deferral of pension expense during the three months ended March 31, 2019 of $0.9 million related to the Arkansas jurisdictional portion of the pension settlement charge of $10.9 million (see Note 1).

	Three Months Ended
	March 31,
(In millions)	2019	2018
Capitalized portion of net periodic pension benefit cost	$0.8	$0.8
Capitalized portion of net periodic postretirement benefit cost	$0.1	$—

12.	Commitments and Contingencies

Except as set forth below, in Note 13 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 13 and 14 to OG&E's Financial Statements included in OG&E's 2018 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

Public Utility Regulatory Policy Act of 1978

As previously disclosed in OG&E's 2018 Form 10-K, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019. For this 120 MW contract, OG&E purchases 100 percent of the electricity generated. OG&E also had a 320 MW contract that expired on January 15, 2019, through which OG&E purchased 100 percent of the electricity generated.

In December 2018, OG&E announced its plan to acquire power plants from AES and Oklahoma Cogeneration LLC, pending regulatory approval, to meet customers' energy needs. Further discussion can be found in Note 13 under "Pre-Approval for Acquisition of Existing Power Plants."

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

Except as set forth below, the circumstances set forth in Note 14 to OG&E's Financial Statements included in OG&E's 2018 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

Completed Regulatory Matters

Arkansas Formula Rate Plan Filing

Per OG&E's settlement in its last general rate review, OG&E filed an evaluation report under its Formula Rate Plan in October 2018. On March 6, 2019, the APSC approved a settlement agreement for a $3.3 million revenue increase, and new rates were effective as of April 1, 2019.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act, including the 2017 Tax Act's impact on accumulated deferred income tax balances. Pending resolution of this complaint at the FERC, OG&E is reserving amounts within this return on equity range as well as any amortization of excess accumulated deferred income taxes associated with the 2017 Tax Act.

Fuel Adjustment Clause Review for Calendar Year 2017

In July 2018, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2017, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 1, 2019, the Administrative Law Judge recommended that OG&E's processes, costs, investments and decisions regarding fuel procurement for the 2017 calendar year be found prudent. Oral arguments on exceptions were heard by the OCC on April 16, 2019, and a final order from the OCC is expected to be forthcoming.

Oklahoma Rate Review Filing - December 2018

In December 2018, OG&E filed a general rate review with the OCC, requesting a rate increase of $77.6 million per year to recover its investment in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. The filing also seeks to align OG&E's return on equity more closely to the industry average and to align OG&E's depreciation rates to more realistically reflect its assets' lifespans. A hearing on the merits is scheduled for May 29, 2019.

The Dry Scrubbers project, which includes the installation of two dry scrubbers at the Sooner plant, and the conversion of Muskogee Units 4 and 5 to natural gas were initiated in response to the EPA's MATS and Regional Haze Rule FIP. The Dry Scrubber systems on Sooner Unit 1 and Unit 2 were placed into service in October 2018 and January 2019, respectively. Muskogee Units 4 and 5 were placed into service in March 2019. As of March 31, 2019, OG&E has invested $511.3 million in the Dry Scrubbers and $56.2 million in the Muskogee natural gas conversion.

Pre-Approval for Acquisition of Existing Power Plants

In December 2018, OG&E filed an application for pre-approval from the OCC to acquire a 360 MW coal- and natural gas-fired plant from AES and a 146 MW natural gas-fired combined-cycle plant from Oklahoma Cogeneration LLC in 2019 for $53.5 million. The purchase of these assets is intended to replace capacity provided by power purchase contracts that have expired or are expiring in 2019 and to help OG&E satisfy its customers' energy needs and load obligations to the SPP. In addition, the filing seeks approval of a rider mechanism to collect costs associated with the purchase of these generating facilities. The

Administrative Law Judge issued a supportive report on April 22, 2019. Oral arguments on exceptions are scheduled to be heard on May 8, 2019.

On April 24, 2019, OG&E filed an application with the APSC requesting approval of the acquisition, as well as depreciation rates, of the AES and Oklahoma Cogeneration LLC plants. The application also requested an order by May 13, 2019. If approved, these plants would be included in OG&E's next formula rate filing on October 1, 2019.

On January 23, 2019, OG&E filed an application for Federal Power Act Section 203 approval with a request for expedited consideration. This application requests FERC's prior authorization to acquire the AES plant and the Oklahoma Cogeneration LLC plant. No parties have intervened in opposition to the application. On April 22, 2019, OG&E filed a supplement to its application with the FERC requesting an order by May 13, 2019.

FERC Order for Sponsored Transmission Upgrades within SPP
Under the SPP Open Access Transmission Tariff, costs of participant-funded, or "sponsored," transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. The SPP Open Access Transmission Tariff allowed SPP to charge for these upgrades since 2008, but SPP had not been charging its customers for these upgrades due to system limitations. However, SPP had informed participants in the market that these charges would be forthcoming. In July 2016, the FERC granted SPP's request to recover the charges not billed since 2008. SPP subsequently billed OG&E for these charges and credited OG&E related to transmission upgrades that OG&E had sponsored, which resulted in OG&E being a net receiver of sponsored upgrade credits. The majority of these net credits were shared with customers through OG&E's various rate riders that include SPP activity with the remaining amounts retained by OG&E.

Several impacted companies sought rehearing of the FERC's July 2016 order; however, in November 2017, the FERC denied the rehearing requests. In January 2018, one of the impacted companies appealed the FERC's decision to the U.S. Court of Appeals for the District of Columbia. In July 2018, the U.S. Court of Appeals for the District of Columbia granted a motion requested by the FERC that the case be remanded back to the FERC for further examination and proceedings. In February 2019, the FERC reversed its July 2016 order and ordered SPP to develop a plan to refund the payments but not to implement the refunds until further ordered to do so. In response, on April 1, 2019, OG&E filed a request for rehearing with the FERC. OG&E cannot predict the outcome of this proceeding based on currently available information, and as of March 31, 2019 and at present time, OG&E has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $21.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $21.0 million, OG&E would be impacted by $5.5 million in expense that initially benefited OG&E in 2016, and OG&E customers would incur $15.5 million in expense through rider mechanisms.

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

Summary of Operating Results

OG&E reported net income of $19.6 million and $31.3 million during the three months ended March 31, 2019 and 2018, respectively. This decrease of $11.7 million, or 37.4 percent, was primarily due to increased other operation and maintenance expense, lower gross margin (driven by lower rates primarily resulting from lower income tax expense, partially offset by favorable weather) and increased depreciation and amortization expense due to additional assets being placed into service. This decrease was partially offset by lower interest expense driven by decreased long-term debt outstanding during 2019 and lower income tax expense.

Recent Developments and Regulatory Matters

Oklahoma Rate Review Filing - December 2018

In December 2018, OG&E filed a general rate review with the OCC, requesting a rate increase of $77.6 million per year to recover its investment in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. The filing also seeks to align OG&E's return on equity more closely to the industry average and to align OG&E's depreciation rates to more realistically reflect its assets' lifespans. A hearing on the merits is scheduled for May 29, 2019.

Pre-Approval for Acquisition of Existing Power Plants

In December 2018, OG&E filed an application for pre-approval from the OCC to acquire a 360 MW coal- and natural gas-fired plant from AES and a 146 MW natural gas-fired combined-cycle plant from Oklahoma Cogeneration LLC in 2019 for $53.5 million. The purchase of these assets is intended to replace capacity provided by power purchase contracts that have expired or are expiring in 2019 and to help OG&E satisfy its customers' energy needs and load obligations to the SPP. In addition, the filing seeks approval of a rider mechanism to collect costs associated with the purchase of these generating facilities. The Administrative Law Judge issued a supportive report on April 22, 2019. Oral arguments on exceptions are scheduled to be heard on May 8, 2019.

On April 24, 2019, OG&E filed an application with the APSC requesting approval of the acquisition, as well as depreciation rates, of the AES and Oklahoma Cogeneration LLC plants. The application also requested an order by May 13, 2019. If approved, these plants would be included in OG&E's next formula rate filing on October 1, 2019.

On January 23, 2019, OG&E filed an application for Federal Power Act Section 203 approval with a request for expedited consideration. This application requests FERC's prior authorization to acquire the AES plant and the Oklahoma Cogeneration LLC plant. No parties have intervened in opposition to the application. On April 22, 2019, OG&E filed a supplement to its application with the FERC requesting an order by May 13, 2019.

FERC Order for Sponsored Transmission Upgrades within SPP

In July 2016, the FERC granted SPP's request to recover the charges not billed for participant-funded transmission upgrades since 2008. SPP subsequently billed OG&E for these charges and credited OG&E related to transmission upgrades that OG&E had sponsored, which resulted in OG&E being a net receiver of sponsored upgrade credits. The majority of these net credits were shared with customers through OG&E's various rate riders that include SPP activity with the remaining amounts retained by OG&E. Several impacted companies sought rehearing of the FERC's July 2016 order, ultimately through the U.S. Court of Appeals for the District of Columbia, and in February 2019, the FERC reversed its July 2016 order and ordered SPP to develop a plan to refund the payments but not to implement the refunds until further ordered to do so. In response, on April 1, 2019, OG&E filed a request for rehearing with the FERC. OG&E cannot predict the outcome of this proceeding based on currently available information, and as of March 31, 2019 and at present time, OG&E has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $21.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $21.0 million, OG&E would be impacted by $5.5 million in expense that initially benefited OG&E in 2016, and OG&E customers would incur $15.5 million in expense through rider mechanisms.

Further discussion can be found in Note 13 within "Item 1. Financial Statements."

2019 Outlook

OG&E's 2019 earnings guidance remains unchanged and is between $311 million to $325 million of net income. The guidance assumes, among other things, normal weather for the year. See OG&E's 2018 Form 10-K for other key factors and assumptions underlying its 2019 earnings guidance.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2019 and 2018, see "Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2019 as compared to the same period in 2018 and OG&E's financial position at March 31, 2019. Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2018
Operating revenues	$490.0	$492.7
Cost of sales	212.6	210.5
Other operation and maintenance	120.3	113.6
Depreciation and amortization	82.4	78.8
Taxes other than income	24.4	22.7
Operating income	50.3	67.1
Allowance for equity funds used during construction	1.5	7.0
Other net periodic benefit income (expense)	0.4	(4.8)
Other income	1.4	3.1
Other expense	0.7	0.8
Interest expense	32.4	37.3
Income tax expense	0.9	3.0
Net income	$19.6	$31.3
Operating revenues by classification:
Residential	$195.4	$202.1
Commercial	119.9	122.7
Industrial	44.5	43.1
Oilfield	39.7	34.6
Public authorities and street light	41.5	43.5
Sales for resale	—	0.1
System sales revenues	441.0	446.1
Provision for rate refund	(0.1)	(3.2)
Integrated market	6.7	8.6
Transmission	36.1	35.8
Other	6.3	5.4
Total operating revenues	$490.0	$492.7
Reconciliation of gross margin to revenue:
Operating revenues	$490.0	$492.7
Cost of sales	212.6	210.5
Gross margin	$277.4	$282.2
MWh sales by classification (In millions)
Residential	2.4	2.4
Commercial	1.8	1.7
Industrial	0.9	0.9
Oilfield	0.9	0.8
Public authorities and street light	0.7	0.7
System sales	6.7	6.5
Integrated market	0.3	0.3
Total sales	7.0	6.8
Number of customers	852,141	843,322
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	3.064	2.794
Coal	1.958	2.007
Total fuel	2.306	2.072
Total fuel and purchased power	2.868	2.941
Degree days (A)
Heating - Actual	2,084	1,880
Heating - Normal	1,798	1,798
Cooling - Actual	—	10
Cooling - Normal	13	13

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

OG&E's net income decreased $11.7 million, or 37.4 percent, during the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was primarily due to lower gross margin, increased other operation and maintenance expense and increased depreciation and amortization expense. This decrease was partially offset by lower interest expense.
Gross margin decreased $4.8 million, or 1.7 percent, during the three months ended March 31, 2019, as compared to the same period in 2018. The below factors contributed to the change in gross margin.

(In millions)	$ Change
Price variance (A)	$(10.4)
Non-residential demand and related revenue	(1.2)
Weather (price and quantity) (B)	3.1
New customer growth	2.1
Other	1.6
Change in gross margin	$(4.8)

(A)
Change was primarily driven by the implementation of new rate design, which included moving production tax credits from base rates into a rider mechanism and reflecting lower income tax expense within base rates resulting from 2017 Tax Act impacts.

(B)	Increased primarily due to an 11 percent increase in heating degree days.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales increased $2.1 million, or 1.0 percent, during the three months ended March 31, 2019, as compared to the same period in 2018. The below factors contributed to the change in cost of sales.

(In millions)	$ Change	% Change
Fuel expense (A)	$14.0	18.2%
Purchased power costs:
Purchases from SPP (B)	11.5	16.2%
Cogeneration (C)	(18.3)	(71.7)%
Wind (D)	(4.3)	(25.9)%
Transmission expense	(0.8)	(3.7)%
Change in cost of sales	$2.1

(A)	Increased primarily due to increased utilization of company-owned generation.

(B)	Increased primarily due to a 16.8 percent increase in MWhs purchased.

(C)	Decreased primarily due to the expiration of the AES cogeneration contract in January 2019, as discussed in Note 12 within "Item 1. Financial Statements."

(D)	Decreased primarily due to a 30.9 percent decrease in MWhs purchased.

Other operation and maintenance expense increased $6.7 million, or 5.9 percent, during the three months ended March 31, 2019, as compared to the same period in 2018. The below factors contributed to the change in other operation and maintenance expense.

(In millions)	$ Change	% Change
Contract technical and construction services (A)	$3.3	41.1%
Vegetation management (A)	2.2	28.6%
Other	1.2	1.3%
Change in other operation and maintenance expense	$6.7

(A)	Increased primarily due to the timing of work performed.

Depreciation and amortization expense increased $3.6 million, or 4.6 percent, during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to additional assets being placed into service.

Allowance for equity funds used during construction decreased $5.5 million, or 78.6 percent, during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit expense decreased $5.2 million during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to lower pension costs reflected in base rates as a result of the most recent Oklahoma rate review settlement in June 2018.

Other income decreased $1.7 million, or 54.8 percent, during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction.

Interest on long-term debt decreased $7.0 million, or 17.7 percent, during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to less long-term debt resulting from the payment of the $250.0 million senior notes due January 15, 2019.

Allowance for borrowed funds used during construction decreased $2.7 million, or 73.0 percent, during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Income tax expense decreased $2.1 million, or 70.0 percent, during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to lower pretax income and an increase in the amortization of net refundable deferred taxes.

Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2018 Form 10-K.

Liquidity and Capital Resources

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at March 31, 2019 compared to December 31, 2018.

Accounts Receivable and Accrued Unbilled Revenues decreased $26.0 million, or 11.0 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower seasonal usage in March 2019 as compared to December 2018 and mutual assistance payments received.

Fuel Inventories decreased $9.3 million, or 16.1 percent, primarily due to decreased coal inventory related to the Dry Scrubber systems on Sooner Units 1 and 2 being placed into service and decreased gas inventory.

Materials and Supplies, at Average Cost decreased $13.9 million, or 11.0 percent, primarily due to decreased inventory related to long-term service agreements.

Fuel Clause Under Recoveries increased $22.5 million, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets increased $3.9 million, or 15.3 percent, primarily due to an increase in prepayments associated with gas transportation agreement fees.

Accounts Payable decreased $35.0 million, or 16.3 percent, primarily due to the timing of vendor payments.

Advances to/from Parent changed $385.1 million primarily due to the payment of long-term debt, daily operational expenses and capital expenditures, partially offset by an increase in cash from customers.

Accrued Taxes decreased $17.9 million, or 40.7 percent, primarily resulting from the timing of ad valorem payments, partially offset by tax accruals.

Accrued Interest decreased $9.3 million, or 20.9 percent, primarily due to the payment of the $250.0 million senior notes due January 15, 2019 and related interest, as well as timing of payments and accruals.

Accrued Compensation decreased $16.6 million, or 49.1 percent, primarily due to 2018 incentive compensation payouts that occurred in the first quarter of 2019.

Long-term Debt Due Within One Year decreased $250.0 million, or 100.0 percent, due to the payment of the $250.0 million senior notes due January 15, 2019.

Other Current Liabilities decreased $5.0 million, or 5.8 percent, primarily due to changes in amounts owed to customers, including the reserve for tax refund of $15.8 million resulting from the 2017 Tax Act, SPP reserves of $26.7 million and over recovery of the SPP cost tracker of $12.1 million.

Cash Flows

	Three Months Ended
	March 31,		2019 vs. 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Net cash provided from operating activities	$18.3	$145.8	$(127.5)	(87.4)%
Net cash used in investing activities	$(152.9)	$(137.4)	$(15.5)	11.3%
Net cash provided from (used in) financing activities	$134.6	$(8.4)	$143.0	*
* Change is greater than 100 percent variance.

The decrease in net cash provided from operating activities was primarily due to decreased amounts received from customers and an increase in vendor payments.

The increase in net cash used in investing activities was primarily due to an increase in capital expenditures related to large capital projects.

The increase in net cash provided from financing activities was primarily due to changes in cash advances with parent, partially offset by the payment of long-term debt in 2019.

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

Capital Expenditures

OG&E's estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2019 through 2023 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2018 Form 10-K. Additional capital expenditures beyond those identified in OG&E's 2018 Form 10-K, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives.

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

Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At March 31, 2019, there were $65.6 million in advances from OGE Energy compared to $319.5 million in advances to OGE Energy at December 31, 2018. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. The following table highlights OG&E's short-term debt activity as of March 31, 2019.

(Dollars in millions)	March 31, 2019
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.05%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2019 and ending December 31, 2020. See Note 10 within "Item 1. Financial Statements" for further discussion of OG&E's short-term debt activity.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, depreciable lives of property, plant and equipment, regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2018 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows. See Notes 12 and 13 within "Item 1. Financial Statements" for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards. These environmental laws and regulations are also discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2018 Form 10-K.

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

To satisfy the FIP, OG&E installed Dry Scrubbers at Sooner Units 1 and 2 and converted Muskogee Units 4 and 5 to natural gas. As of March 31, 2019, OG&E has invested $511.3 million in the Dry Scrubbers and $56.2 million in the Muskogee natural gas conversion.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of March 31, 2019, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation was based on modeling that did not reflect the conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The State of Oklahoma's revised monitoring plan was approved by the EPA, and the required monitoring commenced at the beginning of 2017 and will continue through the end of 2019. Nonetheless, the EPA has a deadline for making a decision on the designation pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being August 26, 2017, but a decision has yet to be reached. It is unclear what impact, if any, the consent decree deadline will have on the monitoring plan. At this time, OG&E cannot determine with any certainty whether the proposed designation of Muskogee County will cause a material impact to OG&E's financial results. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard.

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

Nonetheless, OG&E's current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data" in OG&E's 2018 Form 10-K, OG&E's plan to comply with the EPA's MATS rule and Regional Haze Rule FIP includes converting two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

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

In 2015, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. On August 21, 2018, the D.C. Circuit Court of Appeals issued a decision regarding the ongoing Coal Combustion Residuals litigation. Based upon this court decision, the EPA is required to revise the 2015 coal ash rule. OG&E manages one regulated inactive coal ash impoundment that is expected to be clean-closed in 2019.

On June 28, 2018, the EPA approved the State of Oklahoma's application for a state coal ash permitting program that will operate in lieu of the federal coal ash program promulgated under the Federal Resource Conservation and Recovery Act. On September 26, 2018, a citizen suit was filed against the EPA in the U.S. District Court in the District of Columbia concerning the final approval. OG&E and others have moved to intervene on behalf of the EPA. OG&E is monitoring regulatory developments relating to this rule, none of which appear to be material to OG&E at this time. OG&E is in compliance with this rule at this time.

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

For further discussion regarding contingencies relating to environmental laws and regulations, see Note 12 within "Item 1. Financial Statements."

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E's 2018 Form 10-K for a description of certain legal proceedings presently pending. Except as described above under "Environmental Laws and Regulations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2018 Form 10-K.

Item 6. Exhibits.

Exhibit No.	Description
10.01	Form of Restricted Stock Unit Agreement under OGE Energy's 2013 Stock Incentive Plan.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.

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

May 1, 2019