Form 10-Q
period 2019-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2019-08-08
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At June 30, 2019, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2018 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2018
2017 Tax Act	Tax Cuts and Jobs Act of 2017
AES	AES-Shady Point, Inc.
ALJ	Administrative Law Judge
APSC	Arkansas Public Service Commission
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CO2	Carbon dioxide
CSAPR	Cross-State Air Pollution Rule
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
QF	Qualified cogeneration facility
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
OPERATING REVENUES
Revenues from contracts with customers	$501.1	$547.7	$978.5	$1,025.6
Other revenues	12.6	19.3	25.2	34.1
Operating revenues	513.7	567.0	1,003.7	1,059.7
COST OF SALES	178.7	208.7	391.3	419.2
OPERATING EXPENSES
Other operation and maintenance	120.0	117.5	240.3	231.1
Depreciation and amortization	84.3	80.9	166.7	159.7
Taxes other than income	20.1	21.6	44.5	44.3
Operating expenses	224.4	220.0	451.5	435.1
OPERATING INCOME	110.6	138.3	160.9	205.4
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.2	6.3	2.7	13.3
Other net periodic benefit income (expense)	—	(5.2)	0.4	(10.0)
Other income	1.1	3.5	2.5	6.6
Other expense	(0.8)	(0.6)	(1.5)	(1.4)
Net other income	1.5	4.0	4.1	8.5
INTEREST EXPENSE
Interest on long-term debt	31.8	39.7	64.4	79.3
Allowance for borrowed funds used during construction	(0.6)	(2.8)	(1.6)	(6.5)
Interest on short-term debt and other interest charges	2.1	2.3	2.9	3.7
Interest expense	33.3	39.2	65.7	76.5
INCOME BEFORE TAXES	78.8	103.1	99.3	137.4
INCOME TAX EXPENSE	4.3	11.1	5.2	14.1
NET INCOME	$74.5	$92.0	$94.1	$123.3
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$74.5	$92.0	$94.1	$123.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$94.1	$123.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	166.7	159.7
Deferred income taxes and investment tax credits, net	(6.2)	25.1
Allowance for equity funds used during construction	(2.7)	(13.3)
Stock-based compensation expense	2.0	2.1
Regulatory assets	(25.6)	(1.6)
Regulatory liabilities	(21.1)	1.9
Other assets	1.5	7.9
Other liabilities	(0.5)	(3.6)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(13.8)	(54.0)
Fuel, materials and supplies inventories	7.2	0.1
Fuel recoveries	(28.9)	37.0
Other current assets	(1.1)	22.2
Accounts payable	(74.1)	(44.0)
Income taxes payable - parent	7.7	(16.4)
Other current liabilities	(31.2)	51.8
Net cash provided from operating activities	74.0	298.2
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(314.5)	(273.8)
Net cash used in investing activities	(314.5)	(273.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	295.9	—
Payment of long-term debt	(250.0)	—
Changes in advances with parent	194.6	(24.4)
Net cash provided from (used in) financing activities	240.5	(24.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2019	2018
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.3 and $1.7, respectively	$163.1	$172.9
Accrued unbilled revenues	86.2	62.6
Advances to parent	117.1	319.5
Fuel inventories	47.9	57.6
Materials and supplies, at average cost	86.9	126.7
Fuel clause under recoveries	30.7	2.0
Other	26.6	25.5
Total current assets	558.5	766.8
OTHER PROPERTY AND INVESTMENTS	4.9	5.0
PROPERTY, PLANT AND EQUIPMENT
In service	12,510.6	11,988.7
Construction work in progress	126.8	376.4
Total property, plant and equipment	12,637.4	12,365.1
Less: accumulated depreciation	3,766.0	3,727.4
Net property, plant and equipment	8,871.4	8,637.7
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	290.0	285.8
Other	9.0	9.2
Total deferred charges and other assets	299.0	295.0
TOTAL ASSETS	$9,733.8	$9,704.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2019	2018
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$136.5	$215.0
Customer deposits	83.4	83.6
Accrued taxes	40.6	44.0
Accrued interest	35.8	44.5
Accrued compensation	24.4	33.8
Long-term debt due within one year	—	250.0
Fuel clause over recoveries	0.1	0.3
Other	77.0	86.8
Total current liabilities	397.8	758.0
LONG-TERM DEBT	3,193.6	2,896.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	134.8	137.9
Deferred income taxes	902.1	892.7
Deferred investment tax credits	7.2	7.2
Regulatory liabilities	1,243.0	1,270.7
Other	155.9	137.8
Total deferred credits and other liabilities	2,443.0	2,446.3
Total liabilities	6,034.4	6,101.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,033.8	1,031.8
Retained earnings	2,665.6	2,571.5
Total stockholder's equity	3,699.4	3,603.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,733.8	$9,704.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3
Net income	—	—	—	19.6	19.6
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2019	40.4	$100.9	$931.9	$2,591.1	$3,623.9
Net income	—	—	—	74.5	74.5
Stock-based compensation	—	—	1.0	—	1.0
Balance at June 30, 2019	40.4	$100.9	$932.9	$2,665.6	$3,699.4

Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7
Net income	—	—	—	31.3	31.3
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2018	40.4	$100.9	$927.3	$2,459.8	$3,488.0
Net income	—	—	—	92.0	92.0
Stock-based compensation	—	—	1.1	—	1.1
Balance at June 30, 2018	40.4	$100.9	$928.4	$2,551.8	$3,581.1

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

Organization
OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly owned subsidiary of OGE Energy, a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south-central U.S.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at June 30, 2019 and December 31, 2018, the results of its operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2019 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2018 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	June 30,	December 31,
(In millions)	2019	2018
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$30.7	$2.0
Cogeneration credit rider over credit (A)	8.2	—
Production tax credit rider over credit (A)	4.1	6.9
Oklahoma demand program rider under recovery (A)	—	6.4
Other (A)	5.1	3.2
Total current regulatory assets	$48.1	$18.5
Non-current:
Benefit obligations regulatory asset	$172.3	$188.2
Deferred storm expenses	43.6	36.5
Smart Grid	22.1	25.6
Sooner Dry Scrubbers	21.0	4.5
Unamortized loss on reacquired debt	11.0	11.4
Arkansas deferred pension expenses	7.7	6.8
Other	12.3	12.8
Total non-current regulatory assets	$290.0	$285.8
REGULATORY LIABILITIES
Current:
Reserve for tax refund and interim surcharge (B)	$17.7	$15.4
SPP cost tracker over recovery (B)	8.0	16.8
Oklahoma demand program rider over recovery (B)	6.2	—
Transmission cost recovery rider over recovery (B)	1.1	2.7
Fuel clause over recoveries	0.1	0.3
Other (B)	3.2	1.4
Total current regulatory liabilities	$36.3	$36.6
Non-current:
Income taxes refundable to customers, net	$921.6	$937.1
Accrued removal obligations, net	312.9	308.1
Pension tracker	2.2	18.7
Other	6.3	6.8
Total non-current regulatory liabilities	$1,243.0	$1,270.7

(A)	Included in Other Current Assets in the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities in the Condensed Balance Sheets.

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

Various practical expedients for the application of Topic 842 were approved, and OG&E elected to apply the below:

•
a package of practical expedients allowing entities to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases;

•
an option that permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under ASC 840, "Leases"; and

•
an option that permits an entity to elect to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, provided that if an entity elects this additional (and optional) transition method, the entity will provide the required Topic 840 disclosures for all periods that continue to be reported under Topic 840.

OG&E evaluated its current lease contracts and, at January 1, 2019, recognized $32.3 million and $36.9 million of operating lease right-of-use assets and liabilities, respectively, for railcar and wind farm land leases in the Condensed Balance Sheet. The new standard did not have a material impact on OG&E's 2019 periods within the Condensed Statements of Income. Further, OG&E evaluated its existing processes and controls regarding lease identification, accounting and presentation and implemented changes as necessary in order to adequately address the requirements of Topic 842. Additional information regarding OG&E's adoption of Topic 842 can be found in OG&E's 2018 Form 10-K.

Issued Accounting Standards Not Yet Adopted

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Residential	$182.3	$217.3	$373.5	$413.5
Commercial	115.4	135.1	210.8	235.9
Industrial	52.9	57.0	105.2	107.4
Oilfield	48.9	45.7	98.3	87.8
Public authorities and street light	44.4	51.1	84.5	92.8
System sales revenues	443.9	506.2	872.3	937.4
Provision for rate refund	(0.5)	(16.5)	(0.6)	(19.7)
Integrated market	10.3	13.1	17.0	21.8
Transmission	39.8	40.2	75.9	76.0
Other	7.6	4.7	13.9	10.1
Revenues from contracts with customers	$501.1	$547.7	$978.5	$1,025.6

4.	Leases

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

Operating Leases

OG&E Railcar Lease Agreement

Effective February 1, 2019, OG&E renewed a railcar lease agreement for 780 rotary gondola railcars to transport coal from Wyoming to OG&E's coal-fired generation units. Rental payments are charged to fuel expense and are recovered through OG&E's fuel adjustment clauses. On February 1, 2024, OG&E has the option to either purchase the railcars at a stipulated fair market value or renew the lease. If OG&E chooses not to purchase the railcars or renew the lease agreement and the actual fair value of the railcars is less than the stipulated fair market value, OG&E would be responsible for the difference in those values up to a maximum of $6.8 million.

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

Financial Statement Information and Maturity Analysis of Lease Liabilities

Operating lease cost was $1.2 million and $2.5 million for the three and six months ended June 30, 2019, respectively. Payments for operating lease obligations were $4.1 million for the year ended December 31, 2018.

The following table presents amounts recognized for operating leases in OG&E's 2019 Condensed Cash Flow Statement and Balance Sheet and supplemental information related to those amounts recognized, as well as a maturity analysis of OG&E's operating lease liabilities.

Six Months Ended
(In millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.7

(Dollars in millions)	June 30, 2019
Right-of-use assets at period end (A)	$41.3
Operating lease liabilities at period end (B)	$46.0
Operating lease weighted-average remaining lease term (in years)	13.8
Operating lease weighted-average discount rate	3.9%

Future minimum operating lease payments as of: (In millions)	June 30, 2019	December 31, 2018 (C)(D)
2019	$1.2	$21.1
2020	5.3	2.9
2021	5.2	2.9
2022	5.2	2.9
2023	5.2	2.9
Thereafter	37.8	37.6
Total future minimum lease payments	59.9	$70.3
Less: Imputed interest	13.9
Present value of net minimum lease payments	$46.0

(A)	Included in Property, Plant and Equipment in the 2019 Condensed Balance Sheet.

(B)	Included in Other Deferred Credits and Other Liabilities in the 2019 Condensed Balance Sheet.

(C)	Amounts included for comparability and accounted for in accordance with ASC 840, "Leases."

(D)
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

OGE Energy charged operating costs to OG&E of $35.9 million and $33.9 million during the three months ended June 30, 2019 and 2018, respectively, and $72.9 million and $67.6 million during the six months ended June 30, 2019 and 2018, respectively.

As discussed in OG&E's 2018 Form 10-K, Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Operating revenues:
Electricity to power electric compression assets	$3.8	$3.6	$7.6	$7.6
Cost of sales:
Natural gas transportation services	$9.3	$8.8	$24.1	$17.5
Natural gas (sales) purchases	$(3.3)	$2.2	$(4.3)	$2.5

6.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018. The fair value of OG&E's long-term debt is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy, with the exception of the Tinker Debt which is classified as Level 3 in the fair value hierarchy as its fair value is based on calculating the net present value of the monthly payments discounted by OG&E's current borrowing rate. The following table summarizes the fair value and carrying amount of OG&E's financial instruments at June 30, 2019 and December 31, 2018.

	June 30,		December 31,
	2019		2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,048.6	$3,428.0	$3,001.9	$3,178.2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4
Tinker Debt	$9.6	$9.3	$9.6	$8.7

7.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2019 and 2018 related to OGE Energy's performance units and restricted stock for OG&E employees.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Performance units:
Total shareholder return	$0.7	$0.8	$1.5	$1.5
Earnings per share	0.2	0.4	0.3	0.6
Total performance units	0.9	1.2	1.8	2.1
Restricted stock	0.1	—	0.2	—
Total compensation expense	$1.0	$1.2	$2.0	$2.1
Income tax benefit	$0.2	$0.3	$0.5	$0.5

During the three and six months ended June 30, 2019, OGE Energy issued to OG&E employees zero shares and 164,571 shares, respectively, of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

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

At June 30, 2019, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
1.46%	-	2.50%	Garfield Industrial Authority, January 1, 2025	$47.0
1.43%	-	2.35%	Muskogee Industrial Authority, January 1, 2025	32.4
1.45%	-	2.48%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

In June 2019, OG&E issued $300.0 million of 3.30 percent senior notes due March 15, 2030. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to repay short-term debt (including debt pertaining to the acquisition of the River Valley plant) and to fund ongoing capital expenditures and working capital.

10.	Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At June 30, 2019, there were $0.3 million supporting letters of credit outstanding at a weighted-average interest rate of 1.15 percent. There were no outstanding commercial paper borrowings at June 30, 2019.

At June 30, 2019, there were $117.1 million in advances to OGE Energy compared to $319.5 million at December 31, 2018. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. At June 30, 2019, there were no intercompany borrowings under this agreement.

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

11.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the first six months of 2019, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in OG&E recording a pension settlement charge of $11.2 million. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2019 (A)	2018 (A)	2019 (B)	2018 (B)	2019 (A)	2018 (A)	2019 (B)	2018 (B)
Service cost	$2.0	$2.3	$4.4	$5.0	$0.1	$0.1	$0.1	$0.1
Interest cost	3.9	4.3	8.2	8.7	—	0.1	0.1	0.1
Expected return on plan assets	(6.9)	(8.4)	(13.5)	(16.9)	—	—	—	—
Amortization of net loss	3.6	3.1	6.4	6.1	0.1	0.2	0.2	0.3
Settlement cost	0.3	—	11.2	—	—	—	—	—
Total net periodic benefit cost	2.9	1.3	16.7	2.9	0.2	0.4	0.4	0.5
Plus: Amount allocated from OGE Energy	0.6	0.5	2.6	1.0	0.1	0.2	0.2	0.3
Net periodic benefit cost	$3.5	$1.8	$19.3	$3.9	$0.3	$0.6	$0.6	$0.8

(A)
In addition to the $3.8 million and $2.4 million of net periodic benefit cost recognized during the three months ended June 30, 2019 and 2018, respectively, OG&E recognized a decrease of pension expense of $0.7 million and an increase of $3.8 million during the three months ended June 30, 2019 and 2018, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1).

(B)	In addition to the $19.9 million and $4.7 million of net periodic benefit cost recognized during the six months ended June 30, 2019 and 2018, respectively, OG&E recognized the following:

•
a decrease of pension expense of $1.7 million and an increase of $7.8 million during the six months ended June 30, 2019 and 2018, respectively, to maintain the allowable amount to be recovered for pension expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1);

•
a deferral of pension expense during the six months ended June 30, 2019 of $10.3 million related to the pension settlement charge of $11.2 million in accordance with the Oklahoma Pension tracker regulatory liability (see Note 1); and

•	a deferral of pension expense during the six months ended June 30, 2019 of $0.9 million related to the Arkansas jurisdictional portion of the pension settlement charge of $11.2 million (see Note 1).

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019 (B)	2018 (B)	2019 (C)	2018 (C)
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	1.1	1.1	2.1	2.1
Expected return on plan assets	(0.5)	(0.4)	(0.9)	(0.9)
Amortization of net loss	0.4	0.9	1.1	1.9
Amortization of unrecognized prior service cost (A)	(1.5)	(1.6)	(3.0)	(3.1)
Total net periodic benefit cost	(0.4)	—	(0.6)	0.1
Plus: Amount allocated from OGE Energy	(0.1)	(0.1)	(0.3)	(0.3)
Net periodic benefit cost	$(0.5)	$(0.1)	$(0.9)	$(0.2)

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

(B)
In addition to the $0.5 million and $0.1 million of net periodic benefit income recognized during the three months ended June 30, 2019 and 2018, respectively, OG&E recognized an increase in postretirement medical expense during the three months ended June 30, 2019 and 2018 of $0.5 million and $2.2 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1).

(C)
In addition to the $0.9 million and $0.2 million of net periodic benefit income recognized during the six months ended June 30, 2019 and 2018, respectively, OG&E recognized an increase in postretirement medical expense during the six months ended June 30, 2019 and 2018 of $0.8 million and $4.3 million, respectively, to maintain the allowable amount to be recovered for postretirement medical expense in the Oklahoma jurisdiction, which are included in the Pension tracker regulatory liability (see Note 1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Capitalized portion of net periodic pension benefit cost	$0.7	$0.8	$1.5	$1.6
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1	$0.1	$0.1

12.	Commitments and Contingencies

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

Public Utility Regulatory Policy Act of 1978

As previously disclosed in OG&E's 2018 Form 10-K, OG&E has a QF contract with Oklahoma Cogeneration LLC which expires on August 31, 2019. For this 120 MW contract, OG&E purchases 100 percent of the electricity generated. OG&E also had a 320 MW contract with AES that expired on January 15, 2019, through which OG&E purchased 100 percent of the electricity generated.

In December 2018, OG&E announced its plan to acquire power plants from AES and Oklahoma Cogeneration LLC, pending regulatory approval, to meet customers' energy needs. In May 2019, OG&E received the necessary approval from the OCC and the FERC and conditional approval from the APSC to acquire both plants. In May 2019, OG&E acquired the power plant from AES and expects to acquire the plant from Oklahoma Cogeneration LLC in the third quarter of 2019. Further discussion can be found in Note 13.

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

Other

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on currently available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not have a material adverse effect on OG&E's financial position, results of operations or cash flows.

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

OCC and FERC Approval for Acquisition of Existing Power Plants

In December 2018, OG&E filed an application for pre-approval from the OCC to acquire a 360 MW capacity coal- and natural gas-fired plant from AES and a 146 MW capacity natural gas-fired combined-cycle plant from Oklahoma Cogeneration LLC in 2019 for $53.5 million. The purchase of these assets replaces capacity provided by purchased power contracts that have expired or are expiring in 2019 and helps OG&E satisfy its customers' energy needs and load obligations to the SPP. In addition, the filing sought approval of a rider mechanism to collect costs associated with the purchase of these generating facilities. On May 13, 2019, the OCC approved OG&E's acquisition of both plants, the requested rider mechanism for the AES plant and regulatory asset treatment for the Oklahoma Cogeneration LLC plant that will defer non-fuel operation and maintenance expenses, depreciation and ad valorem taxes.

On January 23, 2019, OG&E filed an application for Federal Power Act Section 203 approval with a request for expedited consideration. This application requested FERC's prior authorization to acquire the AES and Oklahoma Cogeneration LLC plants. On May 22, 2019, OG&E received authorization from the FERC to acquire both plants.

In May 2019, OG&E completed the acquisition of the power plant from AES and placed it into service, which is now named the River Valley power plant. Closing for the acquisition of the power plant from Oklahoma Cogeneration LLC is anticipated during the third quarter of 2019.

Fuel Adjustment Clause Review for Calendar Year 2017

In July 2018, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2017, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. On February 1, 2019, the ALJ recommended that OG&E's processes, costs, investments and decisions regarding fuel procurement for the 2017 calendar year be found prudent. On May 22, 2019, the OCC deemed OG&E's electric generation, purchased power and fuel procurement costs to be materially prudent.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act, including the 2017 Tax Act's impact on accumulated deferred income tax balances. In May 2019, all parties agreed to a settlement which provides for 10 percent base return on equity, plus a 50-basis point adder, and a five-year amortization period of the unprotected excess accumulated deferred income taxes associated with the 2017 Tax Act. While pending approval by the FERC, interim rates are currently being applied by the SPP pursuant to the terms of the settlement agreement.

Oklahoma Rate Review Filing - December 2018

In December 2018, OG&E filed a general rate review with the OCC, requesting a rate increase of $77.6 million per year to recover its investment in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. The filing also sought to align OG&E's return on equity more closely to the industry average and to align OG&E's depreciation rates to more realistically reflect its assets' lifespans.

On May 24, 2019, OG&E entered into a non-unanimous joint stipulation and settlement agreement with the OCC staff, the Attorney General's Office of Oklahoma, the Oklahoma Industrial Energy Consumers and other certain parties associated with the requested rate increase. The filing was further amended on May 30, 2019 to include Oklahoma Association of Electric Cooperatives as a settling party. The settlement is subject to OCC approval. Under the terms of the settlement agreement, OG&E would receive full recovery of its environmental investments in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. Base rates would not change as a result of the settlement agreement due to the reduction of costs related to cogeneration contracts and the acceleration of unprotected deferred tax savings over a 10-year period. Further, OG&E's current depreciation rates and return on equity of 9.5 percent for purposes of calculating the allowance for funds used during construction and OG&E's various recovery riders that include a full return component would remain unchanged.

On July 1, 2019, OG&E implemented interim rates, which are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate review.

On July 12, 2019, the ALJ issued a report that recommended approval of the settlement agreement and found the settlement agreement fair, just, reasonable and in the public interest. The ALJ's report also recommended that OG&E's environmental compliance decisions and costs related to the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas be found prudent and used and useful with cost recovery allowed. These recommendations are subject to approval by the OCC. A hearing on exceptions was held on August 6, 2019, and OG&E is awaiting a final order from the OCC.

The Dry Scrubbers project, which includes the installation of two dry scrubbers at the Sooner plant, and the conversion of Muskogee Units 4 and 5 to natural gas were initiated in response to the EPA's MATS and Regional Haze Rule FIP. The Dry Scrubber systems on Sooner Unit 1 and Unit 2 were placed into service in October 2018 and January 2019, respectively. Muskogee Units 4 and 5 were placed into service in March 2019. As of June 30, 2019, OG&E has invested $512.4 million in the Dry Scrubbers and $57.0 million in the Muskogee natural gas conversion.

FERC Order for Sponsored Transmission Upgrades within SPP
Under the SPP Open Access Transmission Tariff, costs of participant-funded, or "sponsored," transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. The SPP Open Access Transmission Tariff allowed SPP to charge for these upgrades since 2008, but SPP had not been charging its customers for these upgrades due to information system limitations. However, SPP had informed participants in the market that these charges would be forthcoming. In July 2016, the FERC granted SPP's request to recover the charges not billed since 2008. SPP subsequently billed OG&E for these charges and credited OG&E related to transmission upgrades that OG&E had sponsored, which resulted in OG&E being a net receiver of sponsored upgrade credits. The majority of these net credits were refunded to customers through OG&E's various rate riders that include SPP activity with the remaining amounts retained by OG&E.

Several impacted companies sought rehearing of the FERC's July 2016 order; however, in November 2017, the FERC denied the rehearing requests. In January 2018, one of the impacted companies appealed the FERC's decision to the U.S. Court of Appeals for the District of Columbia. In July 2018, the U.S. Court of Appeals for the District of Columbia granted a motion requested by the FERC that the case be remanded back to the FERC for further examination and proceedings. In February 2019, the FERC reversed its July 2016 order and ordered SPP to develop a plan to refund the payments but not to implement the refunds until further ordered to do so. In response, on April 1, 2019, OG&E filed a request for rehearing with the FERC, and on May 24, 2019, OG&E filed a FERC 206 complaint against SPP, alleging SPP's forced unwinding of the revenue credit payments to OG&E would violate the provisions of the Sponsored Upgrade Agreement. OG&E's filing requested that the FERC rule that SPP is not entitled to seek refunds or in any other way seek to unwind the revenue credit payments it had paid to OG&E pursuant to the Sponsored Upgrade Agreement.

OG&E cannot predict the outcome of this proceeding based on currently available information, and as of June 30, 2019 and at present time, OG&E has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, OG&E would be impacted by $5.0 million in expense that initially benefited OG&E in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

Fuel Adjustment Clause Review for Calendar Year 2018

In June 2019, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2018, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs.

APSC - Environmental Compliance Plan Rider

On May 31, 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing.

APSC Approval for Acquisition of Existing Power Plants

On April 24, 2019, OG&E filed an application with the APSC requesting approval of the acquisition, as well as depreciation rates, of the AES and Oklahoma Cogeneration LLC plants, and on May 8, 2019, OG&E received conditional approval for the purchase of the generating facilities. Issues related to depreciation rates and prudence of action will continue to be addressed in the existing docket. Issues regarding prudence of cost may be addressed in the existing docket or in the Formula Rate Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

OG&E generates, transmits, distributes and sells electric energy in Oklahoma and western Arkansas. Its operations are subject to regulation by the OCC, the APSC and the FERC. OG&E was incorporated in 1902 under the laws of the Oklahoma Territory. OG&E is the largest electric utility in Oklahoma, and its franchised service territory includes Fort Smith, Arkansas and the surrounding communities. OG&E sold its retail natural gas business in 1928 and is no longer engaged in the natural gas distribution business. OG&E is a wholly owned subsidiary of OGE Energy, a holding company with investments in energy and energy services providers offering physical delivery and related services for both electricity and natural gas primarily in the south-central U.S.

Overview

OG&E Mission and Focus

OGE Energy's mission, through OG&E and OGE Energy's equity interest in Enable, is to fulfill its critical role in the nation's electric utility and natural gas midstream pipeline infrastructure and meet individual customer's needs for energy and related services, focusing on safety, efficiency, reliability, customer service and risk management.

Summary of Operating Results

Three Months Ended June 30, 2019 as compared to Three Months Ended June 30, 2018

OG&E reported net income of $74.5 million and $92.0 million during the three months ended June 30, 2019 and 2018, respectively, a decrease of $17.5 million, or 19.0 percent, primarily due to lower gross margin (driven by unfavorable weather and lower rates primarily resulting from lower income tax expense), higher depreciation and amortization expense due to additional assets being placed into service and higher other operation and maintenance expense. This decrease was partially offset by lower income tax expense and lower interest expense.

Six Months Ended June 30, 2019 as compared to Six Months Ended June 30, 2018

OG&E reported net income of $94.1 million and $123.3 million during the six months ended June 30, 2019 and 2018, respectively, a decrease of $29.2 million, or 23.7 percent, primarily due to lower gross margin (driven by unfavorable weather and lower rates primarily resulting from lower income tax expense), lower allowance for equity funds used during construction due to certain environmental projects being completed and placed into service, higher other operation and maintenance expense and higher depreciation and amortization expense due to additional assets being placed into service. This decrease was partially offset by lower interest expense, lower other net periodic benefit expense and lower income tax expense.

Recent Developments and Regulatory Matters

Further discussion can be found in Note 13 within "Item 1. Financial Statements."

Arkansas Formula Rate Plan Filing

Per OG&E's settlement in its last general rate review, OG&E filed an evaluation report under its Formula Rate Plan in October 2018. On March 6, 2019, the APSC approved a settlement agreement for a $3.3 million revenue increase, and new rates were effective as of April 1, 2019.

Approval for Acquisition of Existing Power Plants

In May 2019, OG&E received approval from both the OCC and the FERC to acquire plants from AES and Oklahoma Cogeneration LLC. The OCC approved OG&E's acquisition price of $53.5 million, the requested rider mechanism for the AES plant and regulatory asset treatment for the Oklahoma Cogeneration LLC plant that will defer non-fuel operation and maintenance expenses, depreciation and ad valorem taxes. OG&E received conditional approval from the APSC to acquire both plants, and issues related to depreciation rates and prudence of action will continue to be addressed in the existing docket, while issues regarding prudence of cost may be addressed in the existing docket or in the Formula Rate Plan.

OG&E completed the acquisition of the power plant from AES and placed it into service in May 2019, which is now named the River Valley power plant. Closing for the acquisition of the power plant from Oklahoma Cogeneration LLC is anticipated during the third quarter of 2019.

FERC - Section 206 Filing

In May 2019, OG&E and the Oklahoma Municipal Power Authority agreed to a settlement regarding OG&E's formula transmission rates under the SPP Open Access Tariff which provides for 10 percent base return on equity, plus a 50-basis point adder, and a five-year amortization period of the unprotected excess accumulated deferred income taxes associated with the 2017 Tax Act. While pending approval by the FERC, interim rates are currently being applied by the SPP pursuant to the terms of the settlement agreement.

Oklahoma Rate Review Filing - December 2018

In May 2019, OG&E entered into a non-unanimous joint stipulation and settlement agreement regarding OG&E's general rate review request with the OCC staff, the Attorney General's Office of Oklahoma and other certain parties associated with the requested rate increase. The settlement is subject to OCC approval. Under the terms of the settlement agreement, OG&E would receive full recovery of its environmental investments in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. Base rates would not change as a result of the settlement agreement due to the reduction of costs related to cogeneration contracts and the acceleration of unprotected deferred tax savings over a 10-year period. Further, OG&E's current depreciation rates and return on equity of 9.5 percent for purposes of calculating the allowance for funds used during construction and OG&E's various recovery riders that include a full return component would remain unchanged.

In July 2019, OG&E implemented interim rates, which are subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate review. Recommendations made by the ALJ are subject to approval by the OCC. A hearing on the exceptions was held in August 2019, and OG&E is awaiting a final order from the OCC.

APSC - Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing.

2019 Outlook

OG&E's 2019 earnings guidance remains unchanged and is between $311 million to $325 million of net income. The guidance assumes, among other things, normal weather for the year. See OG&E's 2018 Form 10-K for other key factors and assumptions underlying its 2019 earnings guidance.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2019 and 2018, see "Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and six months ended June 30, 2019 as compared to the same periods in 2018 and OG&E's financial position at June 30, 2019. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Operating revenues	$513.7	$567.0	$1,003.7	$1,059.7
Cost of sales	178.7	208.7	391.3	419.2
Other operation and maintenance	120.0	117.5	240.3	231.1
Depreciation and amortization	84.3	80.9	166.7	159.7
Taxes other than income	20.1	21.6	44.5	44.3
Operating income	110.6	138.3	160.9	205.4
Allowance for equity funds used during construction	1.2	6.3	2.7	13.3
Other net periodic benefit income (expense)	—	(5.2)	0.4	(10.0)
Other income	1.1	3.5	2.5	6.6
Other expense	0.8	0.6	1.5	1.4
Interest expense	33.3	39.2	65.7	76.5
Income tax expense	4.3	11.1	5.2	14.1
Net income	$74.5	$92.0	$94.1	$123.3
Operating revenues by classification:
Residential	$186.6	$226.2	$382.0	$428.3
Commercial	119.8	140.9	220.1	246.6
Industrial	54.3	58.5	107.9	110.4
Oilfield	49.9	46.7	100.1	89.5
Public authorities and street light	45.8	53.0	87.3	96.5
Sales for resale	0.1	—	0.1	0.1
System sales revenues	456.5	525.3	897.5	971.4
Provision for rate refund	(0.5)	(16.5)	(0.6)	(19.7)
Integrated market	10.3	13.2	17.0	21.8
Transmission	39.8	40.2	75.9	76.0
Other	7.6	4.8	13.9	10.2
Total operating revenues	$513.7	$567.0	$1,003.7	$1,059.7
Reconciliation of gross margin to revenue:
Operating revenues	$513.7	$567.0	$1,003.7	$1,059.7
Cost of sales	178.7	208.7	391.3	419.2
Gross margin	$335.0	$358.3	$612.4	$640.5
MWh sales by classification (In millions)
Residential	2.0	2.3	4.4	4.7
Commercial	1.5	1.9	2.9	3.3
Industrial	1.2	1.1	2.3	2.1
Oilfield	1.2	1.0	2.4	2.0
Public authorities and street light	0.7	0.8	1.4	1.5
System sales	6.6	7.1	13.4	13.6
Integrated market	0.3	0.3	0.6	0.6
Total sales	6.9	7.4	14.0	14.2
Number of customers	853,500	845,244	853,500	845,244
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.113	2.338	2.527	2.475
Coal	2.067	2.058	1.993	2.028
Total fuel	1.909	2.047	2.118	2.058
Total fuel and purchased power	2.471	2.721	2.672	2.827
Degree days (A)
Heating - Actual	197	328	2,277	2,208
Heating - Normal	204	203	2,004	2,001
Cooling - Actual	481	776	481	786
Cooling - Normal	626	625	639	638

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

OG&E's net income decreased $17.5 million, or 19.0 percent, and $29.2 million, or 23.7 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The decrease during the three months ended June 30, 2019 was primarily due to lower gross margin, higher depreciation and amortization expense and higher other operation and maintenance expense, partially offset by lower income tax expense and lower interest expense. The decrease during the six months ended June 30, 2019 was primarily due to lower gross margin, lower allowance for equity funds used during construction, higher other operation and maintenance expense and higher depreciation and amortization expense, partially offset by lower interest expense, lower other net periodic benefit expense and lower income tax expense.
Gross margin decreased $23.3 million, or 6.5 percent, and $28.1 million, or 4.4 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in gross margin.

	$ Change
(In millions)	Three Months Ended	Six Months Ended
Weather (price and quantity) (A)	$(23.9)	$(20.8)
Price variance (B)	(4.0)	(14.4)
Non-residential demand and related revenue	(1.2)	(2.4)
New customer growth	2.6	4.7
Other	3.2	4.8
Change in gross margin	$(23.3)	$(28.1)

(A)	Decreased primarily due to an approximately 39 percent decrease in cooling degree days for both the three and six months ended June 30, 2019.

(B)
Decreased primarily due the implementation of new rate design, which included moving production tax credits from base rates into a rider mechanism and reflecting lower income tax expense within base rates resulting from 2017 Tax Act impacts.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $30.0 million, or 14.4 percent, and $27.9 million, or 6.7 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in cost of sales.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Fuel expense (A)	$(26.9)	$(12.9)	(28.6)%	(7.6)%
Purchased power costs:
Purchases from SPP (B)	21.5	33.0	42.3%	27.1%
Cogeneration (C)	(21.0)	(39.3)	(82.5)%	(77.1)%
Wind (D)	(3.4)	(7.7)	(18.4)%	(22.0)%
Transmission expense (E)	(0.2)	(1.0)	(1.2)%	(2.6)%
Change in cost of sales	$(30.0)	$(27.9)

(A)	Decreased primarily due to lower fuel costs related to the generating assets utilized during the three and six months ended June 30, 2019.

(B)	Increased primarily due to a 47.2 percent and 30.8 percent increase in MWhs purchased for the three and six months ended June 30, 2019, respectively.

(C)	Decreased primarily due to the expiration of the AES cogeneration contract in January 2019, as discussed in Note 12 within "Item 1. Financial Statements."

(D)	Decreased due to a 30.9 percent decrease in MWs purchased during both the three and six months ended June 30, 2019.

(E)	Decreased primarily due to lower SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $2.5 million, or 2.1 percent, and $9.2 million, or 4.0 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in other operation and maintenance expense.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Contract technical and construction services (A)	$4.3	$7.6	41.3%	41.1%
Other	(1.8)	1.6	1.7%	0.8%
Change in other operation and maintenance expense	$2.5	$9.2

(A)	Increased primarily due to the timing of work performed.

Depreciation and amortization expense increased $3.4 million, or 4.2 percent, and $7.0 million, or 4.4 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to additional assets being placed into service.

Allowance for equity funds used during construction decreased $5.1 million, or 81.0 percent, and $10.6 million, or 79.7 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit expense decreased $5.2 million, or 100.0 percent, and $10.4 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to lower pension costs reflected in base rates as a result of the most recent Oklahoma rate review settlement in June 2018.

Other income decreased $2.4 million, or 68.6 percent, and $4.1 million, or 62.1 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction.

Interest on long-term debt decreased $7.9 million, or 19.9 percent, and $14.9 million, or 18.8 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to the timing of higher interest rate debt maturing and being replaced with lower interest rate debt and due to the deferral of interest expense for the Sooner Dry Scrubbers to a regulatory asset, as disclosed in Note 1 within "Item 1. Financial Statements."

Allowance for borrowed funds used during construction decreased $2.2 million, or 78.6 percent, and $4.9 million, or 75.4 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Income tax expense decreased $6.8 million, or 61.3 percent, and $8.9 million, or 63.1 percent, during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The decrease during the three months ended June 30, 2019 was primarily due to lower pretax income, partially offset by lower tax credits. The decrease during the six months ended June 30, 2019 was primarily due to lower pretax income and an increase in the amortization of net refundable deferred taxes, partially offset by lower tax credits.

Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2018 Form 10-K.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended
	June 30,		2019 vs. 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Net cash provided from operating activities	$74.0	$298.2	$(224.2)	(75.2)%
Net cash used in investing activities	$(314.5)	$(273.8)	$(40.7)	14.9%
Net cash provided from (used in) financing activities	$240.5	$(24.4)	$264.9	*
* Change is greater than 100 percent variance.

The decrease in net cash provided from operating activities was primarily due to decreased amounts received from customers and an increase in vendor payments.

The increase in net cash used in investing activities was primarily due to an increase in capital expenditures related to various capital projects and the River Valley plant acquisition.

The increase in net cash provided from financing activities was primarily due to the issuance of long-term debt in June 2019 and changes in cash advances with parent, partially offset by the payment of long-term debt in January 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at June 30, 2019 compared to December 31, 2018.

Accounts Receivable and Accrued Unbilled Revenues increased $13.8 million, or 5.9 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in June 2019 as compared to December 2018, partially offset by mutual assistance payments received.

Advances to Parent decreased $202.4 million, or 63.3 percent, primarily due to daily operational expenses, capital expenditures and the payment of long-term debt in January 2019, partially offset by an increase in cash from customers and proceeds from long-term debt in June 2019.

Fuel Inventories decreased $9.7 million, or 16.8 percent, primarily due to decreased coal inventory related to the Dry Scrubber systems on Sooner Units 1 and 2 being placed into service and decreased gas inventory.

Materials and Supplies, at Average Cost decreased $39.8 million, or 31.4 percent, primarily due to decreased inventory related to long-term service agreements.

Fuel Clause Under Recoveries increased $28.7 million, primarily due to lower recoveries from OG&E retail customers as compared to the actual cost of fuel and purchased power.

Accounts Payable decreased $78.5 million, or 36.5 percent, primarily due to the timing of vendor payments.

Accrued Taxes decreased $3.4 million, or 7.7 percent, primarily resulting from the timing of ad valorem payments, partially offset by tax accruals.

Accrued Interest decreased $8.7 million, or 19.6 percent, primarily due to the payment of the $250.0 million senior notes due January 15, 2019 and related interest, as well as timing of payments and accruals.

Accrued Compensation decreased $9.4 million, or 27.8 percent, primarily due to 2018 incentive compensation payouts that occurred in the first quarter of 2019, partially offset by 2019 accruals.

Long-term Debt Due Within One Year decreased $250.0 million, or 100.0 percent, due to the payment of the $250.0 million senior notes due January 15, 2019.

Other Current Liabilities decreased $9.8 million, or 11.3 percent, primarily due to changes in amounts owed to customers. Included in the June 30, 2019 balance is the reserve for tax refund of $17.3 million resulting from the 2017 Tax Act, SPP reserves of $20.6 million and the over recovery of the SPP cost tracker of $8.0 million.

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

Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At June 30, 2019, there were $117.1 million in advances to OGE Energy compared to $319.5 million at December 31, 2018. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. The following table highlights OG&E's short-term debt activity as of June 30, 2019.

(Dollars in millions)	June 30, 2019
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2019 and ending December 31, 2020. See Note 10 within "Item 1. Financial Statements" for further discussion of OG&E's short-term debt activity.

Issuance of Long-Term Debt

In June 2019, OG&E issued $300.0 million of 3.30 percent senior notes due March 15, 2030. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to repay short-term debt

(including debt pertaining to the acquisition of the River Valley plant) and to fund ongoing capital expenditures and working capital.

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

On May 31, 2019, Moody's Investors Service lowered its rating for OG&E's senior unsecured and issuer ratings from A2 to A3 and commercial paper rating from P-1 to P-2. OG&E's industrial authority bond rating was lowered from VMIG 1 to VMIG 2. OGE Energy's senior unsecured and commercial paper ratings were not changed, and the outlooks for both OGE Energy and OG&E are stable. Increased debt-financed capital spending on mandated environmental compliance projects combined with lagging cash flow due to the 2017 Tax Act and recent Oklahoma rate reviews were cited as contributing factors to OG&E's downgrades. Moody's Investors Service indicated that the stable outlook for both OGE Energy and OG&E reflects a reduced capital plan, fewer rate review filings and a more predictable financial profile.

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

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not have a material adverse effect on OG&E's financial position, results of operations or cash flows. See Notes 12 and 13 within "Item 1. Financial Statements" for a discussion of OG&E's commitments and contingencies.

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

To satisfy the FIP, OG&E installed Dry Scrubbers at Sooner Units 1 and 2 and converted Muskogee Units 4 and 5 to natural gas. As of June 30, 2019, OG&E has invested $512.4 million in the Dry Scrubbers and $57.0 million in the Muskogee natural gas conversion.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of June 30, 2019, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

Nonetheless, OG&E's current business strategy will result in a reduced carbon emissions rate compared to current levels. As discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data" in OG&E's 2018 Form 10-K, to comply with the EPA's MATS rule and Regional Haze Rule FIP, OG&E has converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has begun to authorize the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

On October 23, 2015, the EPA published the final Clean Power Plan that established standards of performance for CO2 emissions from existing fossil-fuel-fired power plants along with state-specific CO2 reduction standards expressed as both rate-based (lbs./MWh) and mass-based (tons/yr.) goals. On July 8, 2019, the EPA officially repealed the Clean Power Plan and published the Affordable Clean Energy rule to replace it. The Affordable Clean Energy rule requires states, including Oklahoma, to develop emission limitations for carbon dioxide for each existing coal-fired utility boiler within the state and submit a compliance and implementation plan to the EPA by July 2022. The EPA will approve or disapprove the proposed state plan within 18 months of submittal and develop a federal implementation plan if the proposed state plan is disapproved. OG&E's coal-fired units will be subject to the State of Oklahoma's implementation plan. At this time, OG&E cannot determine with any certainty whether the implementation plan will cause a material impact to its financial results.

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

Item 1A. Risk Factors.

There have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2018 Form 10-K, which are incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
4.01
Supplemental Indenture No. 20 dated as of June 1, 2019 between OG&E and BOKF, NA, as trustee (Filed as Exhibit 4.01 to OG&E's Form 8-K filed June 7, 2019 (File No. 1-01097) and incorporated by reference herein).

31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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

August 7, 2019