Form 10-Q
period 2019-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2019-11-07
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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

At September 30, 2019, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
OPERATING REVENUES
Revenues from contracts with customers	$739.2	$684.5	$1,717.7	$1,710.1
Other revenues	16.2	14.3	41.4	48.4
Operating revenues	755.4	698.8	1,759.1	1,758.5
COST OF SALES	234.0	244.4	625.3	663.6
OPERATING EXPENSES
Other operation and maintenance	130.0	121.1	370.3	352.2
Depreciation and amortization	94.1	81.1	260.8	240.8
Taxes other than income	22.3	21.9	66.8	66.2
Operating expenses	246.4	224.1	697.9	659.2
OPERATING INCOME	275.0	230.3	435.9	435.7
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.0	6.7	3.7	20.0
Other net periodic benefit income (expense)	(0.7)	0.5	(0.3)	(9.5)
Other income	2.0	3.6	4.5	10.2
Other expense	(2.4)	(0.6)	(3.9)	(2.0)
Net other income (expense)	(0.1)	10.2	4.0	18.7
INTEREST EXPENSE
Interest on long-term debt	37.5	40.2	101.9	119.5
Allowance for borrowed funds used during construction	(0.6)	(3.3)	(2.2)	(9.8)
Interest on short-term debt and other interest charges	1.1	0.9	4.0	4.6
Interest expense	38.0	37.8	103.7	114.3
INCOME BEFORE TAXES	236.9	202.7	336.2	340.1
INCOME TAX EXPENSE	9.7	18.8	14.9	32.9
NET INCOME	$227.2	$183.9	$321.3	$307.2
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$227.2	$183.9	$321.3	$307.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$321.3	$307.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	260.8	240.8
Deferred income taxes and investment tax credits, net	8.7	57.2
Allowance for equity funds used during construction	(3.7)	(20.0)
Stock-based compensation expense	3.7	3.4
Regulatory assets	(48.1)	(4.8)
Regulatory liabilities	(32.1)	(3.7)
Other assets	2.8	2.0
Other liabilities	1.1	(0.3)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(78.6)	(56.8)
Fuel, materials and supplies inventories	8.0	14.9
Fuel recoveries	(44.8)	37.5
Other current assets	8.9	25.3
Accounts payable	(54.1)	(37.9)
Income taxes payable - parent	2.6	(22.5)
Other current liabilities	(13.1)	75.2
Net cash provided from operating activities	343.4	617.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(476.5)	(413.8)
Net cash used in investing activities	(476.5)	(413.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	296.4	396.0
Payment of long-term debt	(250.0)	(250.0)
Changes in advances with parent	99.9	(349.7)
Net cash provided from (used in) financing activities	146.3	(203.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	13.2	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13.2	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13.2	$—
Accounts receivable, less reserve of $1.7 and $1.7, respectively	226.5	172.9
Accrued unbilled revenues	87.6	62.6
Advances to parent	217.0	319.5
Fuel inventories	43.6	57.6
Materials and supplies, at average cost	93.5	126.7
Fuel clause under recoveries	48.7	2.0
Other	16.6	25.5
Total current assets	746.7	766.8
OTHER PROPERTY AND INVESTMENTS	4.9	5.0
PROPERTY, PLANT AND EQUIPMENT
In service	12,656.0	11,988.7
Construction work in progress	125.2	376.4
Total property, plant and equipment	12,781.2	12,365.1
Less: accumulated depreciation	3,826.1	3,727.4
Net property, plant and equipment	8,955.1	8,637.7
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	304.7	285.8
Other	8.3	9.2
Total deferred charges and other assets	313.0	295.0
TOTAL ASSETS	$10,019.7	$9,704.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2019	2018
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$149.4	$215.0
Customer deposits	82.7	83.6
Accrued taxes	60.6	44.0
Accrued interest	35.7	44.5
Accrued compensation	24.5	33.8
Long-term debt due within one year	—	250.0
Fuel clause over recoveries	2.2	0.3
Other	75.8	86.8
Total current liabilities	430.9	758.0
LONG-TERM DEBT	3,194.7	2,896.9
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	129.0	137.9
Deferred income taxes	926.4	892.7
Deferred investment tax credits	7.1	7.2
Regulatory liabilities	1,233.3	1,270.7
Other	170.1	137.8
Total deferred credits and other liabilities	2,465.9	2,446.3
Total liabilities	6,091.5	6,101.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,035.4	1,031.8
Retained earnings	2,892.8	2,571.5
Total stockholder's equity	3,928.2	3,603.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,019.7	$9,704.5

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3
Net income	—	—	—	19.6	19.6
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2019	40.4	$100.9	$931.9	$2,591.1	$3,623.9
Net income	—	—	—	74.5	74.5
Stock-based compensation	—	—	1.0	—	1.0
Balance at June 30, 2019	40.4	$100.9	$932.9	$2,665.6	$3,699.4
Net income	—	—	—	227.2	227.2
Stock-based compensation	—	—	1.6	—	1.6
Balance at September 30, 2019	40.4	$100.9	$934.5	$2,892.8	$3,928.2

Balance at December 31, 2017	40.4	$100.9	$926.3	$2,428.5	$3,455.7
Net income	—	—	—	31.3	31.3
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2018	40.4	$100.9	$927.3	$2,459.8	$3,488.0
Net income	—	—	—	92.0	92.0
Stock-based compensation	—	—	1.1	—	1.1
Balance at June 30, 2018	40.4	$100.9	$928.4	$2,551.8	$3,581.1
Net income	—	—	—	183.9	183.9
Dividends declared on common stock	—	—	—	(185.0)	(185.0)
Stock-based compensation	—	—	1.3	—	1.3
Balance at September 30, 2018	40.4	$100.9	$929.7	$2,550.7	$3,581.3

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2019 and December 31, 2018, the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2019 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2018 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2019	2018
REGULATORY ASSETS
Current:
Fuel clause under recoveries	$48.7	$2.0
Production tax credit rider over credit (A)	4.6	6.9
Oklahoma demand program rider under recovery (A)	—	6.4
Other (A)	4.4	3.2
Total current regulatory assets	$57.7	$18.5
Non-current:
Benefit obligations regulatory asset	$168.0	$188.2
Deferred storm expenses	64.5	36.5
Sooner Dry Scrubbers	20.8	4.5
Smart Grid	20.2	25.6
Unamortized loss on reacquired debt	10.8	11.4
Arkansas deferred pension expenses	7.8	6.8
Other	12.6	12.8
Total non-current regulatory assets	$304.7	$285.8
REGULATORY LIABILITIES
Current:
Reserve for tax refund and interim surcharge (B)	$21.2	$15.4
SPP cost tracker over recovery (B)	7.3	16.8
Oklahoma demand program rider over recovery (B)	4.8	—
Fuel clause over recoveries	2.2	0.3
Transmission cost recovery rider over recovery (B)	0.7	2.7
Other (B)	3.4	1.4
Total current regulatory liabilities	$39.6	$36.6
Non-current:
Income taxes refundable to customers, net	$912.3	$937.1
Accrued removal obligations, net	313.9	308.1
Pension tracker	1.0	18.7
Other	6.1	6.8
Total non-current regulatory liabilities	$1,233.3	$1,270.7

(A)	Included in Other Current Assets in the Condensed Balance Sheets.

(B)	Included in Other Current Liabilities in the Condensed Balance Sheets.

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

Issued Accounting Standards Not Yet Adopted

Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Information." The amendments in this update require entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions and reasonable and supportable forecasts in order to record credit losses in a more timely manner. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 2019 and will be applied utilizing a modified-retrospective approach. Early adoption is permitted. OG&E continues to evaluate the impact of this ASU and does not believe it will have a material effect on its Condensed Financial Statements.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 2019 and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. OG&E continues to evaluate the impact of this ASU on its Condensed Financial Statements.

3.	Revenue Recognition

The following table disaggregates OG&E's revenues from contracts with customers by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Residential	$318.9	$281.0	$692.4	$694.6
Commercial	172.9	150.8	383.7	386.6
Industrial	66.8	67.2	172.0	174.6
Oilfield	58.6	52.4	156.9	140.1
Public authorities and street light	65.7	58.7	150.2	151.5
System sales revenues	682.9	610.1	1,555.2	1,547.4
Provision for rate refund	(2.3)	13.5	(2.9)	(6.2)
Integrated market	12.8	16.9	29.8	38.7
Transmission	36.7	33.2	112.6	109.2
Other	9.1	10.8	23.0	21.0
Revenues from contracts with customers	$739.2	$684.5	$1,717.7	$1,710.1

4.	Leases

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

Financial Statement Information and Maturity Analysis of Lease Liabilities

Operating lease cost was $1.3 million and $3.8 million for the three and nine months ended September 30, 2019, respectively. Payments for operating lease obligations were $4.1 million for the year ended December 31, 2018.

The following table presents amounts recognized for operating leases in OG&E's 2019 Condensed Cash Flow Statement and Balance Sheet and supplemental information related to those amounts recognized, as well as a maturity analysis of OG&E's operating lease liabilities.

Nine Months Ended
(In millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.7

(Dollars in millions)	September 30, 2019
Right-of-use assets at period end (A)	$40.4
Operating lease liabilities at period end (B)	$45.2
Operating lease weighted-average remaining lease term (in years)	13.6
Operating lease weighted-average discount rate	3.9%

Future minimum operating lease payments as of: (In millions)	September 30, 2019	December 31, 2018 (C)(D)
2019	$0.6	$21.1
2020	5.3	2.9
2021	5.2	2.9
2022	5.2	2.9
2023	5.2	2.9
Thereafter	37.8	37.6
Total future minimum lease payments	59.3	$70.3
Less: Imputed interest	14.1
Present value of net minimum lease payments	$45.2

(A)	Included in Property, Plant and Equipment in the 2019 Condensed Balance Sheet.

(B)	Included in Other Deferred Credits and Other Liabilities in the 2019 Condensed Balance Sheet.

(C)	Amounts included for comparability and accounted for in accordance with ASC 840, "Leases."

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

OGE Energy charged operating costs to OG&E of $37.0 million and $35.1 million during the three months ended September 30, 2019 and 2018, respectively, and $109.9 million and $102.6 million during the nine months ended September 30, 2019 and 2018, respectively.

As discussed in OG&E's 2018 Form 10-K, Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Operating revenues:
Electricity to power electric compression assets	$4.5	$4.7	$12.1	$12.2
Cost of sales:
Natural gas transportation services	$9.4	$8.8	$33.5	$26.3
Natural gas (sales) purchases	$(1.1)	$0.1	$(5.4)	$2.6

6.	Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. The following table summarizes the carrying amount and fair value of OG&E's financial instruments at September 30, 2019 and December 31, 2018, as well as the classification level within the fair value hierarchy.

	September 30,		December 31,
	2019		2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,049.7	$3,580.0	$3,001.9	$3,178.2	Level 2
OG&E Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.6	$10.3	$9.6	$8.7	Level 3

7.	Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2019 and 2018 related to OGE Energy's performance units and restricted stock for OG&E employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Performance units:
Total shareholder return	$0.8	$0.6	$2.3	$2.1
Earnings per share	0.8	0.7	1.1	1.3
Total performance units	1.6	1.3	3.4	3.4
Restricted stock	0.1	—	0.3	—
Total compensation expense	$1.7	$1.3	$3.7	$3.4
Income tax benefit	$0.4	$0.4	$0.9	$0.9

During the three and nine months ended September 30, 2019, OGE Energy issued to OG&E employees an immaterial number of shares and 164,794 shares, respectively, of new common stock pursuant to OGE Energy's Stock Incentive Plan to satisfy restricted stock grants and payouts of earned performance units.

8.	Income Taxes

OG&E is a member of an affiliated group that files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, OG&E is no longer subject to U.S. federal examinations by tax authorities for years prior to 2016 or state and local tax examinations by tax authorities for years prior to 2015. Income taxes are generally allocated to each company in the affiliated group based on its stand-alone taxable income or loss. Federal investment tax credits previously claimed on electric utility property have been deferred and will be amortized to income over the life of the related property. OG&E earns both federal and Oklahoma state tax credits associated with production from its wind farms and earns Oklahoma state tax credits associated with its investments in electric generating facilities which further reduce OG&E's effective tax rate.

9.	Long-Term Debt

At September 30, 2019, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
1.30%	-	2.50%	Garfield Industrial Authority, January 1, 2025	$47.0
1.34%	-	2.35%	Muskogee Industrial Authority, January 1, 2025	32.4
1.36%	-	2.48%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At September 30, 2019, there were $0.3 million supporting letters of credit outstanding at a weighted-average interest rate of 1.15 percent. There were no outstanding commercial paper borrowings at September 30, 2019.

At September 30, 2019, there were $217.0 million in advances to OGE Energy compared to $319.5 million at December 31, 2018. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. At September 30, 2019, there were no intercompany borrowings under this agreement.

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

11.	Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the first nine months of 2019, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in OG&E recording pension settlement charges of $13.2 million. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$2.3	$2.4	$6.7	$7.4	$—	$—	$0.1	$0.1
Interest cost	3.5	4.5	11.7	13.2	—	0.1	0.1	0.2
Expected return on plan assets	(7.2)	(8.0)	(20.7)	(24.9)	—	—	—	—
Amortization of net loss	3.3	3.0	9.7	9.1	0.1	0.1	0.3	0.4
Settlement cost	1.7	8.6	12.9	8.6	0.3	—	0.3	—
Total net periodic benefit cost	3.6	10.5	20.3	13.4	0.4	0.2	0.8	0.7
Plus: Amount allocated from OGE Energy	0.9	2.7	3.5	3.7	0.2	0.7	0.4	1.0
Net periodic benefit cost	$4.5	$13.2	$23.8	$17.1	$0.6	$0.9	$1.2	$1.7

In addition to the net periodic benefit cost amounts presented in the above table for the three and nine months ended September 30, 2019 and 2018, OG&E also recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)(B)	$1.5	$—	$(0.2)	$7.8
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)(B)	$2.3	$10.5	$14.0	$10.5
Arkansas jurisdiction (A)(B)	$0.2	$1.0	$1.3	$1.0
(A) Included in the Pension tracker regulatory liability for the Oklahoma jurisdiction and in the deferred pension expenses regulatory asset for the Arkansas jurisdiction (see Note 1).
(B) Includes a portion of OGE Energy's pension expense.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	1.1	1.0	3.2	3.1
Expected return on plan assets	(0.4)	(0.5)	(1.3)	(1.4)
Amortization of net loss	0.6	1.0	1.7	2.9
Amortization of unrecognized prior service cost (A)	(1.6)	(1.5)	(4.6)	(4.6)
Total net periodic benefit cost	(0.3)	0.1	(0.9)	0.2
Plus: Amount allocated from OGE Energy	(0.2)	(0.2)	(0.5)	(0.5)
Net periodic benefit cost	$(0.5)	$(0.1)	$(1.4)	$(0.3)

(A)
Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit income amounts presented in the above table for the three and nine months ended September 30, 2019 and 2018, OG&E also recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)(B)	$0.1	$0.1	$0.9	$4.3
(A) Included in the Pension tracker regulatory liability (see Note 1).
(B) Includes a portion of OGE Energy's postretirement expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Capitalized portion of net periodic pension benefit cost	$0.7	$0.8	$2.2	$2.4
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$0.1	$0.1

Pension Plan Funding

In August 2019, OGE Energy contributed $20.0 million to its Pension Plan, of which $5.0 million was attributed to OG&E. No additional contributions are expected in 2019.

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

Public Utility Regulatory Policy Act of 1978

As previously disclosed in OG&E's 2018 Form 10-K, OG&E had a QF contract with AES which expired on January 15, 2019 and a QF contract with Oklahoma Cogeneration LLC which expired on August 31, 2019. For the 320 MW AES QF contract and the 120 MW Oklahoma Cogeneration LLC QF contract, OG&E purchased 100 percent of the electricity generated by the QFs.

In December 2018, OG&E announced its plan to acquire power plants from AES and Oklahoma Cogeneration LLC, pending regulatory approval, to meet customers' energy needs. In May 2019, OG&E received the necessary approval from the OCC and the FERC and conditional approval from the APSC to acquire both plants. In May 2019, OG&E acquired the power plant from AES, and in August 2019, OG&E acquired the plant from Oklahoma Cogeneration LLC. In August 2019, OG&E received final approval from the APSC to acquire both plants. Further discussion can be found in Note 13.

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

Approval for Acquisition of Existing Power Plants

In December 2018, OG&E filed an application for pre-approval from the OCC to acquire a 360 MW capacity coal- and natural gas-fired plant from AES and a 146 MW capacity natural gas-fired combined-cycle plant from Oklahoma Cogeneration LLC in 2019 for $53.5 million. The purchase of these assets replaces capacity provided by purchased power contracts that expired in 2019 and helps OG&E satisfy its customers' energy needs and load obligations to the SPP. In addition, the filing sought approval of a rider mechanism to collect costs associated with the purchase of these generating facilities. On May 13, 2019, the OCC approved OG&E's acquisition of both plants, the requested rider mechanism for the AES plant and regulatory asset treatment for the Oklahoma Cogeneration LLC plant that will defer non-fuel operation and maintenance expenses, depreciation and ad valorem taxes.

On January 23, 2019, OG&E filed an application for Federal Power Act Section 203 approval with a request for expedited consideration. This application requested FERC's prior authorization to acquire the AES and Oklahoma Cogeneration LLC plants. On May 22, 2019, OG&E received authorization from the FERC to acquire both plants.

On April 24, 2019, OG&E filed an application with the APSC requesting approval of the acquisition, as well as depreciation rates, of the AES and Oklahoma Cogeneration LLC plants, and on May 8, 2019, OG&E received conditional approval for the purchase of the generating facilities. On August 30, 2019, the APSC issued an order approving issues regarding depreciation rates and prudence of action associated with the acquisitions. Issues regarding prudence of cost will be reviewed in OG&E's 2019 Formula Rate Plan filing.

In May 2019, OG&E completed the acquisition of the power plant from AES and placed it into service, which is now named the River Valley power plant. In August 2019, OG&E completed the acquisition of the power plant from Oklahoma Cogeneration LLC and placed it into service, which is now named the Frontier power plant.

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

Oklahoma Rate Review Filing - December 2018

In December 2018, OG&E filed a general rate review with the OCC, requesting a rate increase of $77.6 million per year to recover its investment in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas, to align OG&E's return on equity more closely to the industry average and to align OG&E's depreciation rates to more realistically reflect its assets' lifespans.

On May 24, 2019, OG&E entered into a non-unanimous joint stipulation and settlement agreement with the OCC staff, the Attorney General's Office of Oklahoma, the Oklahoma Industrial Energy Consumers and certain other parties associated with the requested rate increase. The filing was further amended on May 30, 2019 to include Oklahoma Association of Electric Cooperatives as a settling party. Under the terms of the settlement agreement, OG&E would receive full recovery of its environmental investments in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. Base rates would not change as a result of the settlement agreement due to the reduction of costs related to cogeneration contracts and the acceleration of unprotected deferred tax savings over a 10-year period. Further, OG&E's current depreciation rates and return on equity of 9.5 percent for purposes of calculating the allowance for funds used during construction and OG&E's various recovery riders that include a full return component would remain unchanged.

On July 1, 2019, OG&E implemented interim rates, which were subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate review. On September 19, 2019, the OCC issued a final order which approved the settlement agreement.

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

FERC - Section 206 Filing

In January 2018, the Oklahoma Municipal Power Authority filed a complaint at the FERC stating that the base return on common equity used by OG&E in calculating formula transmission rates under the SPP Open Access Transmission Tariff is unjust and unreasonable and should be reduced from 10.60 percent to 7.85 percent, effective upon the date of the complaint. In addition to the request to reduce the return on equity, the Oklahoma Municipal Power Authority's complaint also requests that modifications be made to OG&E's transmission formula rates to reflect the impacts of the 2017 Tax Act, including the 2017 Tax Act's impact on accumulated deferred income tax balances. In May 2019, all parties agreed to a settlement which provides for 10 percent base return on equity, plus a 50-basis point adder, and a five-year amortization period of the unprotected excess accumulated deferred income taxes associated with the 2017 Tax Act. While pending approval by the FERC, rates are currently being applied by the SPP pursuant to the terms of the settlement agreement.

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

OG&E cannot predict the outcome of this proceeding based on currently available information, and as of September 30, 2019 and at present time, OG&E has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, OG&E would be impacted by $5.0 million in expense that initially benefited OG&E in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

Fuel Adjustment Clause Review for Calendar Year 2018

In June 2019, the OCC staff filed an application to review OG&E's fuel adjustment clause for the calendar year 2018, including the prudence of OG&E's electric generation, purchased power and fuel procurement costs. A hearing on the merits is scheduled for November 14, 2019.

APSC - Environmental Compliance Plan Rider

On May 31, 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits is scheduled for December 17, 2019.

Arkansas Formula Rate Plan Filing

On October 1, 2019, OG&E filed its second evaluation report under its Formula Rate Plan, requesting a $5.9 million revenue increase. If approved, new rates will be effective April 1, 2020.

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

Summary of Operating Results

Three Months Ended September 30, 2019 as compared to Three Months Ended September 30, 2018

OG&E reported net income of $227.2 million and $183.9 million during the three months ended September 30, 2019 and 2018, respectively, an increase of $43.3 million, or 23.5 percent, primarily due to higher gross margin (driven primarily by favorable weather and the expiration of the cogeneration credit rider) and lower income tax expense. This increase was partially offset by higher depreciation and amortization expense due to additional assets being placed into service, higher other operation and maintenance expense and lower allowance for funds used during construction due to certain environmental projects being completed and placed into service.

Nine Months Ended September 30, 2019 as compared to Nine Months Ended September 30, 2018

OG&E reported net income of $321.3 million and $307.2 million during the nine months ended September 30, 2019 and 2018, respectively, an increase of $14.1 million, or 4.6 percent, primarily due to higher gross margin (driven primarily by favorable weather and the expiration of the cogeneration credit rider), lower income tax expense and lower interest expense. This increase was partially offset by higher depreciation and amortization expense due to additional assets being placed into service, higher other operation and maintenance expense and lower allowance for funds used during construction due to certain environmental projects being completed and placed into service.

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

Approval for Acquisition of Existing Power Plants

In May 2019, OG&E received approval from both the OCC and the FERC to acquire plants from AES and Oklahoma Cogeneration LLC. The OCC approved OG&E's acquisition price of $53.5 million, the requested rider mechanism for the AES plant and regulatory asset treatment for the Oklahoma Cogeneration LLC plant that will defer non-fuel operation and maintenance expenses, depreciation and ad valorem taxes. In August 2019, the APSC issued an order approving issues regarding depreciation rates and prudence of action associated with the acquisitions. Issues regarding prudence of cost will be reviewed in OG&E's 2019 Formula Rate Plan filing.

OG&E completed the acquisition of the power plant from AES and placed it into service in May 2019, which is now named the River Valley power plant. OG&E completed the acquisition of the power plant from Oklahoma Cogeneration LLC and placed it into service in August 2019, which is now named the Frontier power plant.

FERC - Section 206 Filing

In May 2019, OG&E and the Oklahoma Municipal Power Authority agreed to a settlement regarding OG&E's formula transmission rates under the SPP Open Access Transmission Tariff which provides for 10 percent base return on equity, plus a 50-basis point adder, and a five-year amortization period of the unprotected excess accumulated deferred income taxes associated with the 2017 Tax Act. While pending approval by the FERC, rates are currently being applied by the SPP pursuant to the terms of the settlement agreement.

Oklahoma Rate Review Filing - December 2018

In May 2019, OG&E entered into a non-unanimous joint stipulation and settlement agreement regarding OG&E's general rate review request with the OCC staff, the Attorney General's Office of Oklahoma and certain other parties associated with the requested rate increase. Under the terms of the settlement agreement, OG&E would receive full recovery of its environmental investments in the Dry Scrubbers project and in the conversion of Muskogee Units 4 and 5 to natural gas. Base rates would not change as a result of the settlement agreement due to the reduction of costs related to cogeneration contracts and the acceleration of unprotected deferred tax savings over a 10-year period. Further, OG&E's current depreciation rates and return on equity of 9.5 percent for purposes of calculating the allowance for funds used during construction and OG&E's various recovery riders that include a full return component would remain unchanged.

In July 2019, OG&E implemented interim rates, which were subject to refund of any amount recovered in excess of the rates ultimately approved by the OCC in the rate review. In September 2019, the OCC issued a final order which approved the settlement agreement.

APSC - Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits is scheduled for December 17, 2019.

Arkansas Formula Rate Plan Filing

On October 1, 2019, OG&E filed its second evaluation report under its Formula Rate Plan, requesting a $5.9 million revenue increase. If approved, new rates will be effective April 1, 2020.

2019 Outlook

OG&E is updating its outlook for 2019 and projects to earn approximately $349 million to $357 million, which is an increase from the previously issued guidance of net income between $311 million and $325 million in 2019. The earnings guidance is based on the following updated assumptions:

•	gross margin on revenues of approximately $1.446 billion to $1.449 billion and assumes normal weather for the remainder of the year;

•	operating expenses of approximately $935 million to $939 million, with operation and maintenance expenses approximately 53 percent of the total;

•	net interest expense of approximately $140 million to $142 million which assumes a $2.5 million allowance for borrowed funds used during construction reduction to interest expense; and

•	an effective tax rate of approximately 5.4 percent.

OG&E has significant seasonality in its earnings. OG&E typically shows minimal earnings in the first and fourth quarters with a majority of earnings in the third quarter due to the seasonal nature of air conditioning demand.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2019 and 2018, see "Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2019 Outlook.

(In millions)	Twelve Months Ended December 31, 2019 (A)
Operating revenues	$2,139
Cost of sales	691
Gross margin	$1,448
(A) Based on the midpoint of OG&E earnings guidance for 2019.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 and OG&E's financial position at September 30, 2019. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Operating revenues	$755.4	$698.8	$1,759.1	$1,758.5
Cost of sales	234.0	244.4	625.3	663.6
Other operation and maintenance	130.0	121.1	370.3	352.2
Depreciation and amortization	94.1	81.1	260.8	240.8
Taxes other than income	22.3	21.9	66.8	66.2
Operating income	275.0	230.3	435.9	435.7
Allowance for equity funds used during construction	1.0	6.7	3.7	20.0
Other net periodic benefit income (expense)	(0.7)	0.5	(0.3)	(9.5)
Other income	2.0	3.6	4.5	10.2
Other expense	2.4	0.6	3.9	2.0
Interest expense	38.0	37.8	103.7	114.3
Income tax expense	9.7	18.8	14.9	32.9
Net income	$227.2	$183.9	$321.3	$307.2
Operating revenues by classification:
Residential	$328.0	$286.4	$710.0	$714.7
Commercial	176.6	156.0	396.7	402.6
Industrial	68.1	68.6	176.0	179.0
Oilfield	59.4	53.0	159.5	142.5
Public authorities and street light	67.0	60.4	154.3	156.9
Sales for resale	—	—	0.1	0.1
System sales revenues	699.1	624.4	1,596.6	1,595.8
Provision for rate refund	(2.3)	13.5	(2.9)	(6.2)
Integrated market	12.8	16.9	29.8	38.7
Transmission	36.7	33.2	112.6	109.2
Other	9.1	10.8	23.0	21.0
Total operating revenues	$755.4	$698.8	$1,759.1	$1,758.5
Reconciliation of gross margin to revenue:
Operating revenues	$755.4	$698.8	$1,759.1	$1,758.5
Cost of sales	234.0	244.4	625.3	663.6
Gross margin	$521.4	$454.4	$1,133.8	$1,094.9
MWh sales by classification (In millions)
Residential	3.2	2.9	7.6	7.6
Commercial	2.1	1.9	5.1	5.1
Industrial	1.2	1.2	3.4	3.4
Oilfield	1.2	1.1	3.5	3.1
Public authorities and street light	1.0	0.9	2.4	2.4
System sales	8.7	8.0	22.0	21.6
Integrated market	0.3	0.5	0.9	1.1
Total sales	9.0	8.5	22.9	22.7
Number of customers	855,904	846,817	855,904	846,817
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	1.943	2.158	2.234	2.328
Coal	2.025	2.046	2.005	2.035
Total fuel	1.857	2.029	2.002	2.046
Total fuel and purchased power	2.528	2.730	2.616	2.791
Degree days (A)
Heating - Actual	—	12	2,277	2,220
Heating - Normal	19	19	2,023	2,020
Cooling - Actual	1,477	1,265	1,958	2,051
Cooling - Normal	1,382	1,380	2,021	2,018

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

OG&E's net income increased $43.3 million, or 23.5 percent, and $14.1 million, or 4.6 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Primary drivers of the increases in net income are further discussed below.
Gross margin increased $67.0 million, or 14.7 percent, and $38.9 million, or 3.6 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in gross margin.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Weather (price and quantity) (A)	$36.3	$15.5
Price variance (B)	26.3	12.1
New customer growth	3.9	8.6
Other	0.5	2.7
Change in gross margin	$67.0	$38.9

(A)
Increased primarily due to a 17 percent increase in cooling degree days for the three months ended September 30, 2019. While total cooling degree days did not increase for the nine months ended September 30, 2019, cooling degree days were higher for certain summer months during the period, which resulted in favorable weather impacts.

(B)	Increased primarily due to the expiration of the cogeneration credit rider.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $10.4 million, or 4.3 percent, and $38.3 million, or 5.8 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in cost of sales.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Fuel expense (A)	$(16.0)	$(28.9)	(12.5)%	(9.7)%
Purchased power costs:
Purchases from SPP (B)	31.3	64.3	60.7%	37.1%
Cogeneration (C)	(27.1)	(66.4)	(90.1)%	(81.9)%
Wind (D)	2.7	(5.0)	24.3%	(11.0)%
Other	0.2	0.2	3.1%	3.0%
Transmission expense (E)	(1.5)	(2.5)	(8.2)%	(4.4)%
Change in cost of sales	$(10.4)	$(38.3)

(A)	Decreased primarily due to lower fuel costs related to the generating assets utilized during the three and nine months ended September 30, 2019.

(B)	Increased primarily due to a 59.7 percent and 37.1 percent increase in MWhs purchased for the three and nine months ended September 30, 2019, respectively.

(C)
Decreased primarily due to the expiration of the AES cogeneration contract in January 2019 and the Oklahoma Cogeneration LLC contract in August 2019, as discussed in Note 12 within "Item 1. Financial Statements."

(D)
Increased due to a 9.6 percent increase in MWs purchased during the three months ended September 30, 2019. Decreased due to a 20.8 percent decrease in MWs purchased during the nine months ended September 30, 2019.

(E)	Decreased primarily due to lower SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $8.9 million, or 7.3 percent, and $18.1 million, or 5.1 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The below factors contributed to the changes in other operation and maintenance expense.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
New expenses related to River Valley power plant (A)	$5.6	$7.0	*	*
Contract technical and construction services (B)	4.5	11.9	50.0%	43.3%
Other	(1.2)	(0.8)	(1.1)%	—%
Change in other operation and maintenance expense	$8.9	$18.1
* Not applicable, as prior year expenses were zero.

(A)	Additional other operation and maintenance expenses are primarily recovered through a rider mechanism.

(B)	Increased primarily due to additional maintenance work at power plants.

Depreciation and amortization expense increased $13.0 million, or 16.0 percent, and $20.0 million, or 8.3 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to additional assets being placed into service.

Allowance for equity funds used during construction decreased $5.7 million, or 85.1 percent, and $16.3 million, or 81.5 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Other net periodic benefit expense decreased $9.2 million, or 96.8 percent, during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to lower pension costs reflected in base rates as a result of the June 2018 Oklahoma rate review settlement.

Other income decreased $1.6 million, or 44.4 percent, and $5.7 million, or 55.9 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to a decrease in the tax gross-up related to lower allowance for funds used during construction.

Interest on long-term debt decreased $2.7 million, or 6.7 percent, and $17.6 million, or 14.7 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to the timing of higher interest rate debt maturing and being replaced with lower interest rate debt and due to the deferral of interest expense for the Sooner Dry Scrubbers to a regulatory asset, as disclosed in Note 1 within "Item 1. Financial Statements."

Allowance for borrowed funds used during construction decreased $2.7 million, or 81.8 percent, and $7.6 million, or 77.6 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to lower construction work in progress balances resulting from certain environmental projects being completed and placed into service.

Income tax expense decreased $9.1 million, or 48.4 percent, and $18.0 million, or 54.7 percent, during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The decrease during the three months ended September 30, 2019 was primarily due to higher tax credits and an increase in the amortization of net refundable deferred taxes, partially offset by higher pretax income. The decrease during the nine months ended September 30, 2019 was primarily due to an increase in the amortization of net refundable deferred taxes, higher tax credits and lower pretax income.

Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2018 Form 10-K.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	September 30,		2019 vs. 2018
(Dollars in millions)	2019	2018	$ Change	% Change
Net cash provided from operating activities (A)	$343.4	$617.5	$(274.1)	(44.4)%
Net cash used in investing activities (B)	$(476.5)	$(413.8)	$(62.7)	15.2%
Net cash provided from (used in) financing activities (C)	$146.3	$(203.7)	$350.0	*
* Change is greater than 100 percent variance.

(A)	Decreased primarily due to decreased amounts received from customers and an increase in vendor payments.

(B)	Increased primarily due to the acquisition of the River Valley and Frontier power plants.

(C)	Increased primarily due to changes in cash advances with parent, partially offset by the issuance of less long-term debt in 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at September 30, 2019 compared to December 31, 2018.

Cash and Cash Equivalents increased $13.2 million, primarily due to cash held temporarily to extinguish short-term debt maturing after September 30, 2019.

Accounts Receivable and Accrued Unbilled Revenues increased $78.6 million, or 33.4 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher usage due to warmer weather in September 2019 as compared to December 2018, partially offset by mutual assistance payments received.

Advances to Parent decreased $102.5 million, or 32.1 percent, primarily due to daily operational expenses, capital expenditures and the payment of long-term debt in January 2019, partially offset by an increase in cash from customers and proceeds from long-term debt in June 2019.

Fuel Inventories decreased $14.0 million, or 24.3 percent, primarily due to decreased coal inventory related to the Dry Scrubber systems on Sooner Units 1 and 2 being placed into service and decreased gas inventory.

Materials and Supplies, at Average Cost decreased $33.2 million, or 26.2 percent, primarily due to decreased inventory related to long-term service agreements.

Fuel Clause Under Recoveries increased $46.7 million, primarily due to lower recoveries from retail customers as compared to the actual cost of fuel and purchased power.

Other Current Assets decreased $8.9 million, or 34.9 percent, primarily due to recovery of the final cogeneration credit rider balance through the fuel clause mechanism, as approved in the September 2019 Oklahoma rate review settlement.

Accounts Payable decreased $65.6 million, or 30.5 percent, primarily due to the timing of vendor payments.

Accrued Taxes increased $16.6 million, or 37.7 percent, primarily resulting from the timing of ad valorem payments, partially offset by tax accruals.

Accrued Interest decreased $8.8 million, or 19.8 percent, primarily due to the payment of the $250.0 million senior notes due January 15, 2019 and related interest, as well as timing of payments and accruals.

Accrued Compensation decreased $9.3 million, or 27.5 percent, primarily due to 2018 incentive compensation payouts that occurred in the first quarter of 2019, partially offset by 2019 accruals.

Long-term Debt Due Within One Year decreased $250.0 million, or 100.0 percent, due to the payment of the $250.0 million senior notes due January 15, 2019.

Other Current Liabilities decreased $11.0 million, or 12.7 percent, primarily due to changes in amounts owed to customers. Included in the September 30, 2019 balance is the reserve for tax refund of $20.8 million resulting from the 2017 Tax Act, SPP reserves of $13.0 million and the over recovery of the SPP cost tracker of $7.3 million.

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

(In millions)	2019	2020	2021	2022	2023	Total
Transmission	$50	$45	$40	$35	$35	$205
Oklahoma distribution	230	215	225	225	225	1,120
Arkansas distribution	45	30	15	15	15	120
Generation	255	135	60	60	90	600
Reliability, resiliency, technology and other	—	90	335	335	335	1,095
Other	55	60	50	60	55	280
Total	$635	$575	$725	$730	$755	$3,420

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt and funds received from OGE Energy (from proceeds from the sales of OGE Energy's common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OG&E utilizes short-term borrowings to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged.

Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At September 30, 2019, there were $217.0 million in advances to OGE Energy compared to $319.5 million at December 31, 2018. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023.

The following table highlights OG&E's short-term debt activity as of September 30, 2019.

(Dollars in millions)	September 30, 2019
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—
Balance of cash and cash equivalents	$13.2

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

On October 25, 2019, S&P's Global Ratings raised its long-term issuer credit rating for OG&E from BBB+ to A- and raised its issue-level rating on OG&E's senior unsecured debt from BBB+ to A-. The S&P's Global Ratings commercial paper rating for OG&E was not changed, and the outlook for OG&E remains at stable. S&P's Global Ratings indicated the upgrade reflects its view of OG&E's separateness, insulation measures and stand-alone credit profile in accordance with their revised criteria. S&P's Global Ratings indicated the stable outlook on OG&E reflects their expectation that OG&E will continue to manage its regulatory risk in line with its peers and maintain financial measures consistent with S&P's Global Ratings' significant financial risk profile.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 CSAPR. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The rule reduces the 2011 CSAPR emissions cap for all seven of OG&E's coal and gas facilities by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. OG&E is reviewing the court's opinion.

Due to the pending administrative proceedings currently at the EPA, the ultimate outcome of our challenge to the reduction in our emission allowances and any associated timing and impact on our operations cannot be determined with certainty at this time. OG&E is in compliance with the 2016 rule requirements which remain in effect. OG&E does not anticipate, at this time, additional capital expenditures for compliance with the 2016 rule.

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

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2019, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicate compliance with the NAAQS. The proposed designation was based on modeling that did not reflect the conversion of two of the coal units at Muskogee to natural gas. OG&E commented that the EPA should defer a designation of the area to allow time for additional monitoring. The State of Oklahoma's revised monitoring plan was approved by the EPA, and the required monitoring commenced at the beginning of 2017 and will continue through the end of 2019. The EPA has a deadline for making a decision pursuant to a consent decree entered by the U.S. District Court for the Northern District of California to resolve a citizen suit. The deadline has been extended several times, with the current deadline being August 26, 2017, but a decision has yet to be reached. The EPA has indicated that it anticipates finalizing a designation at the end of 2020. It is unclear what impact, if any, the consent decree deadline will have on the monitoring plan or the EPA's anticipated schedule for finalizing a designation. At this time, OG&E cannot determine with any certainty whether the proposed designation of Muskogee County will cause a material impact to OG&E's financial results. The EPA has published final decisions on all other areas of Oklahoma. In this decision, Noble County, in which the Sooner plant is located, was deemed to be in attainment with the 2010 standard.

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

OG&E's current business strategy has resulted in a reduced carbon emissions rate compared to previous levels. We are meeting our previously announced CO2 emissions reductions of 40 percent from 2005 levels. As discussed in Note 14 within "Item 8. Financial Statements and Supplementary Data" in OG&E's 2018 Form 10-K, to comply with the EPA's MATS rule and Regional Haze Rule FIP, OG&E has converted two coal-fired generating units at the Muskogee Station to natural gas, among other measures. OG&E's deployment of Smart Grid technology helps to reduce the peak load demand. OG&E is also deploying more renewable energy sources that do not emit greenhouse gases. OG&E's service territory borders one of the nation's best wind resource areas, and OG&E has leveraged its geographic position to develop renewable energy resources and completed transmission investments to deliver the renewable energy. The SPP has authorized the construction of transmission lines capable of bringing renewable energy out of the wind resource areas in western Oklahoma, the Texas Panhandle and western Kansas to load centers by planning for more transmission to be built in the area. In addition to increasing overall system reliability, these new transmission resources should provide greater access to additional wind resources that are currently constrained due to existing transmission delivery limitations.

On July 8, 2019, the EPA officially repealed the 2015 Clean Power Plan and published the Affordable Clean Energy rule to replace it. Numerous parties, not including OG&E, have filed petitions for judicial review of the Affordable Clean Energy rule in the U.S. Court of Appeals for the District of Columbia Circuit. The Affordable Clean Energy rule requires states, including Oklahoma, to develop emission limitations for carbon dioxide for each existing coal-fired utility boiler within the state, including all of OG&E's coal units, and submit a compliance and implementation plan to the EPA by July 2022. The EPA will approve or disapprove the proposed state plan within 18 months of submittal and develop a federal implementation plan if the proposed state plan is disapproved. By rule, units have 24 months after approval of the state plan to comply. At this time, OG&E cannot determine with any certainty whether the implementation plan will cause a material impact to its financial results.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the provisions in the SIPs of 36 states (including Oklahoma) regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy. Although judicial challenges to the rule are ongoing, the Oklahoma Department of Environmental Quality submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. This rule has resulted in permit modifications for certain OG&E units. OG&E does not anticipate capital expenditures, or a material impact to its financial position, results of operations or cash flows, as a result of adoption of this rule.

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

In 2015, the EPA finalized a rule under the Federal Resource Conservation and Recovery Act for the handling and disposal of coal combustion residuals or coal ash. The rule regulates coal ash as a solid waste rather than a hazardous waste, which would have made the management of coal ash more costly. In August 2019, the EPA proposed revisions to the 2015 coal ash rule in response to the D.C. Circuit Court of Appeals issuing a decision regarding the ongoing Coal Combustion Residuals litigation. The proposed changes do not appear to be material to OG&E at this time. OG&E completed the clean closure of one regulated inactive coal ash impoundment in August 2019.

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

Item 6. Exhibits.

Exhibit No.	Description
10.01*	OGE Energy Corp. Supplemental Executive Retirement Plan, as amended and restated.
31.01	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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

November 6, 2019