Form 10-Q
period 2020-03-31
OKLAHOMA GAS & ELECTRIC CO
filed 2020-05-07
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

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
(Registrant's telephone number, including area code): 405-553-3000

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

At March 31, 2020, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
APSC	Arkansas Public Service Commission
ASU	FASB Accounting Standards Update
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America

ii

FORWARD-LOOKING STATEMENTS

Except for the historical statements contained herein, the matters discussed within this Form 10-Q, including those matters discussed within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "objective," "plan," "possible," "potential," "project" and similar expressions. Actual results may vary materially from those expressed in forward-looking statements. In addition to the specific risk factors discussed within "Item 1A. Risk Factors" in OG&E's 2019 Form 10-K and within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1A. Risk Factors" of "Part II - Other Information" herein, factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

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
•the impact on demand for our services resulting from cost-competitive advances in technology, such as distributed electricity generation and customer energy efficiency programs;
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
•the impact of extraordinary external events, such as the current pandemic health event resulting from COVID-19, and their collateral consequences, including extended disruption of economic activity in our markets;
•costs and other effects of legal and administrative proceedings, settlements, investigations, claims and matters, including, but not limited to, those described in this Form 10-Q; and
•other risk factors listed in the reports filed by OG&E with the Securities and Exchange Commission, including those listed within "Item 1A. Risk Factors" in OG&E's 2019 Form 10-K and "Item 1A. Risk Factors" of "Part II - Other Information" herein.

OG&E undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
OPERATING REVENUES
Revenues from contracts with customers	$420.4	$477.4
Other revenues	10.9	12.6
Operating revenues	431.3	490.0
COST OF SALES	135.0	212.6
OPERATING EXPENSES
Other operation and maintenance	121.0	120.3
Depreciation and amortization	94.4	82.4
Taxes other than income	23.9	24.4
Operating expenses	239.3	227.1
OPERATING INCOME	57.0	50.3
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.3	1.5
Other net periodic benefit income (expense)	(0.5)	0.4
Other income	1.5	1.4
Other expense	(0.5)	(0.7)
Net other income	1.8	2.6
INTEREST EXPENSE
Interest on long-term debt	36.6	32.6
Allowance for borrowed funds used during construction	(0.5)	(1.0)
Interest on short-term debt and other interest charges	0.8	0.8
Interest expense	36.9	32.4
INCOME BEFORE TAXES	21.9	20.5
INCOME TAX EXPENSE	2.0	0.9
NET INCOME	$19.9	$19.6
Other comprehensive income, net of tax	—	—
COMPREHENSIVE INCOME	$19.9	$19.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19.9	$19.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	94.4	82.4
Deferred income taxes and investment tax credits, net	1.1	0.4
Allowance for equity funds used during construction	(1.3)	(1.5)
Stock-based compensation expense	0.9	1.0
Regulatory assets	0.3	(7.3)
Regulatory liabilities	(11.7)	(7.0)
Other assets	(0.1)	0.5
Other liabilities	(2.5)	2.2
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	18.9	26.0
Fuel, materials and supplies inventories	(5.0)	9.1
Fuel recoveries	50.3	(22.8)
Other current assets	(4.5)	(3.9)
Accounts payable	(27.0)	(32.4)
Income taxes payable - parent	0.8	0.5
Other current liabilities	(45.5)	(48.5)
Net cash provided from operating activities	89.0	18.3
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(127.2)	(152.9)
Net cash used in investing activities	(127.2)	(152.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in advances with parent	38.2	384.6
Payment of long-term debt	—	(250.0)
Net cash provided from financing activities	38.2	134.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In millions)	2020	2019
ASSETS
CURRENT ASSETS
Accounts receivable, less reserve of $1.1 and $1.5, respectively	$140.7	$153.8
Accrued unbilled revenues	58.9	64.7
Advances to parent	265.8	304.8
Fuel inventories	45.5	46.3
Materials and supplies, at average cost	97.2	90.6
Fuel clause under recoveries	—	39.5
Other	24.1	19.6
Total current assets	632.2	719.3
OTHER PROPERTY AND INVESTMENTS	4.6	4.7
PROPERTY, PLANT AND EQUIPMENT
In service	12,856.4	12,765.0
Construction work in progress	149.5	141.6
Total property, plant and equipment	13,005.9	12,906.6
Less: accumulated depreciation	3,920.9	3,868.1
Net property, plant and equipment	9,085.0	9,038.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	300.0	306.0
Other	8.9	8.1
Total deferred charges and other assets	308.9	314.1
TOTAL ASSETS	$10,030.7	$10,076.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	March 31,	December 31,
(In millions)	2020	2019
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$143.1	$175.0
Customer deposits	83.2	83.0
Accrued taxes	24.8	41.9
Accrued interest	35.8	37.9
Accrued compensation	19.7	29.5
Fuel clause over recoveries	15.6	4.8
Other	48.4	65.1
Total current liabilities	370.6	437.2
LONG-TERM DEBT	3,195.6	3,195.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	129.7	133.3
Deferred income taxes	961.0	951.4
Deferred investment tax credits	7.1	7.1
Regulatory liabilities	1,216.1	1,223.5
Other	171.5	170.6
Total deferred credits and other liabilities	2,485.4	2,485.9
Total liabilities	6,051.6	6,118.3
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,037.5	1,036.6
Retained earnings	2,941.6	2,921.7
Total stockholder's equity	3,979.1	3,958.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,030.7	$10,076.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	19.9	19.9
Stock-based compensation	—	—	0.9	—	0.9
Balance at March 31, 2020	40.4	$100.9	$936.6	$2,941.6	$3,979.1

Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3
Net income	—	—	—	19.6	19.6
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2019	40.4	$100.9	$931.9	$2,591.1	$3,623.9

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

OG&E's significant accounting policies are detailed in "Note 1. Summary of Significant Accounting Policies" in OG&E's 2019 Form 10-K. Changes to OG&E's accounting policies as a result of adopting ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information" are incorporated within "Allowance for Uncollectible Accounts Receivables" below and discussed in Note 2 in this Form 10-Q.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at March 31, 2020 and December 31, 2019, the results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after March 31, 2020 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2019 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	March 31,	December 31,
(In millions)	2020	2019
REGULATORY ASSETS
Current:
Generation Capacity Replacement rider under recovery (A)	$4.6	$3.7
Fuel clause under recoveries	—	39.5
Other (A)	8.2	5.5
Total current regulatory assets	$12.8	$48.7
Non-current:
Benefit obligations regulatory asset	$165.2	$167.2
Deferred storm expenses	63.9	65.5
Sooner Dry Scrubbers	20.4	20.6
Smart Grid	16.6	18.4
Unamortized loss on reacquired debt	10.4	10.6
Arkansas deferred pension expenses	7.8	8.0
Pension tracker	0.9	2.3
Other	14.8	13.4
Total non-current regulatory assets	$300.0	$306.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$15.6	$4.8
Reserve for tax refund and interim surcharge (B)	4.8	12.7
Oklahoma demand program rider over recovery (B)	4.4	2.0
SPP cost tracker over recovery (B)	—	2.6
Other (B)	5.6	6.9
Total current regulatory liabilities	$30.4	$29.0
Non-current:
Income taxes refundable to customers, net	$890.9	$899.2
Accrued removal obligations, net	319.7	318.5
Other	5.5	5.8
Total non-current regulatory liabilities	$1,216.1	$1,223.5
(A)Included in Other Current Assets in the Condensed Balance Sheets.
(B)Included in Other Current Liabilities in the Condensed Balance Sheets.

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

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the Condensed Balance Sheets and is included in the Other Operation and Maintenance in the Condensed Statements of Income.

New business customers are required to provide a security deposit in the form of cash, bond or irrevocable letter of credit that is refunded when the account is closed. New residential customers whose outside credit scores indicate an elevated risk are required to provide a security deposit that may be refunded based on customer protection rules defined by the OCC and the APSC. The payment behavior of all existing customers is continuously monitored, and, if the payment behavior indicates sufficient risk within the meaning of the applicable utility regulation, customers will be required to provide a security deposit.

OG&E considered COVID-19 pandemic impacts when calculating its reserve on accounts receivable as of March 31, 2020, as further discussed in "Item 2. Management's Discussion and Analysis - Recent Developments."

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2.Accounting Pronouncements

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information." The amendments in this update require entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions and reasonable and supportable forecasts in order to record credit losses in a more timely manner. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. OG&E adopted this standard in the first quarter of 2020 utilizing a modified-retrospective approach and determined the only financial instrument that OG&E currently holds and is required to measure under ASU 2016-13 is its trade receivables. Under this standard, OG&E considers forecasts of future economic conditions in addition to the historical data utilized prior to ASU 2016-13 when measuring the reserve for trade receivables. OG&E evaluated its reserve for trade receivables in light of the new guidance and determined that no adjustment was necessary to the amount recorded as of January 1, 2020.

Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. OG&E adopted and prospectively applied the new guidance in the first quarter of 2020, which did not have a material effect on the Condensed Financial Statements upon adoption. Beginning in the first quarter of 2020, OG&E records capitalized implementation costs incurred in a hosting arrangement that is a service contract in Other Current Assets and records the related amortization expense in Other Operation and Maintenance in OG&E's Condensed Balance Sheet and Statement of Income, respectively.

Disclosure Framework. In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" and ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The new guidance removes, adds, modifies or clarifies disclosure requirements that impact all levels of the fair value hierarchy, as well as investments measured using the net asset value practical expedient, and disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, respectively. OG&E adopted these standards in the first quarter of 2020 and applied the new guidance either retrospectively or prospectively, depending upon the specific disclosure change. ASU 2018-13 and ASU 2018-14 did not have a significant impact on OG&E's financial statement disclosures.

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new guidance provides optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Contracts modified between March 12, 2020 and December 31, 2022 as a result of reference rate reform are eligible for these expedients and exceptions. OG&E adopted ASU 2020-04 in the first quarter of 2020 and does not expect this standard to have a material impact on OG&E's financial statements.

3.Revenue Recognition

The following table disaggregates OG&E's revenues from contracts with customers by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended
	March 31,
(In millions)	2020	2019
Residential	$166.9	$191.2
Commercial	91.3	95.4
Industrial	41.5	52.3
Oilfield	38.2	49.4
Public authorities and street light	34.7	40.1
System sales revenues	372.6	428.4
Provision for rate refund	(0.6)	(0.1)
Integrated market	7.2	6.7
Transmission	34.2	36.1
Other	7.0	6.3
Revenues from contracts with customers	$420.4	$477.4

4.Related Party Transactions

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

OGE Energy charged operating costs to OG&E of $37.9 million and $37.0 million during the three months ended March 31, 2020 and 2019, respectively.

Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Operating revenues:
Electricity to power electric compression assets	$3.7	$3.8
Cost of sales:
Natural gas transportation services	$4.7	$14.8
Natural gas purchases (sales)	$0.7	$(1.0)

5.Fair Value Measurements

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

OG&E had no financial instruments measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019. The following table summarizes the carrying amount and fair value of OG&E's financial instruments at March 31, 2020 and December 31, 2019.

	March 31,		December 31,
	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,050.7	$3,240.1	$3,050.3	$3,500.4	Level 2
Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.5	$9.7	$9.5	$10.0	Level 3

6.Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three months ended March 31, 2020 and 2019 related to OGE Energy's performance units and restricted stock units for OG&E employees.

	Three Months Ended March 31,
(In millions)	2020	2019
Performance units:
Total shareholder return	$0.7	$0.8
Earnings per share	0.1	0.1
Total performance units	0.8	0.9
Restricted stock units	0.1	0.1
Total compensation expense	$0.9	$1.0
Income tax benefit	$0.2	$0.3

During the three months ended March 31, 2020, OGE Energy purchased 255,000 shares of its common stock at an average cost of $38.04 per share on the open market, and 89,225 of these shares were used during the same period to satisfy payouts of earned performance units and restricted stock unit grants to OG&E employees pursuant to OGE Energy's Stock Incentive Plan.

During the three months ended March 31, 2020, OGE Energy granted 67,975 performance units (based on total shareholder return over a three-year period) and 22,665 restricted stock units (three-year cliff vesting period) to OG&E employees at $38.03 and $43.69 fair value per share, respectively.

7.Income Taxes

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

8.Long-Term Debt

At March 31, 2020, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
1.00%	-	5.35%	Garfield Industrial Authority, January 1, 2025	$47.0
1.00%	-	4.31%	Muskogee Industrial Authority, January 1, 2025	32.4
1.00%	-	5.35%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

Issuance of Long-Term Debt

In April 2020, OG&E issued $300.0 million of 3.25 percent senior notes due April 1, 2030. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund ongoing capital expenditures and working capital.

9.Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At March 31, 2020, there were $0.3 million supporting letters of credit outstanding at a weighted-average interest rate of 1.00 percent. There were no outstanding commercial paper borrowings at March 31, 2020.

At March 31, 2020, there were $265.8 million in advances to OGE Energy compared to $304.8 million at December 31, 2019. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. At March 31, 2020, there were no intercompany borrowings under this agreement.

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

10.Retirement Plans and Postretirement Benefit Plans

Net Periodic Benefit Cost

The following table presents the net periodic benefit cost components, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the Condensed Financial Statements. Service cost is presented within Other Operation and Maintenance, and the remaining net periodic benefit cost components as listed in the table below are presented within Other Net Periodic Benefit Income (Expense) in OG&E's Condensed Statements of Income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Income (Expense) in OG&E's Condensed Statements of Income.

	Pension Plan		Restoration of Retirement Income Plan		Postretirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2020	2019	2020	2019	2020	2019
Service cost	$2.6	$2.4	$0.1	$—	$—	$—
Interest cost	3.4	4.3	—	0.1	0.8	1.0
Expected return on plan assets	(7.1)	(6.6)	—	—	(0.4)	(0.4)
Amortization of net loss	2.8	2.8	0.1	0.1	0.7	0.7
Amortization of unrecognized prior service cost (A)	—	—	—	—	(1.5)	(1.5)
Settlement cost	—	10.9	—	—	—	—
Total net periodic benefit cost	1.7	13.8	0.2	0.2	(0.4)	(0.2)
Plus: Amount allocated from OGE Energy	0.5	2.0	0.2	0.1	(0.2)	(0.2)
Net periodic benefit cost	$2.2	$15.8	$0.4	$0.3	$(0.6)	$(0.4)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans for the three months ended March 31, 2020 and 2019, OG&E recognized the following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$1.7	$(1.0)
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)	$—	$11.2
Arkansas jurisdiction (A)	$—	$1.0
(A)Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three months ended March 31, 2020 and 2019, OG&E recognized the following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)	$0.2	$0.3
(A)Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Capitalized portion of net periodic pension benefit cost	$0.9	$0.8
Capitalized portion of net periodic postretirement benefit cost	$—	$0.1

11.Commitments and Contingencies

Except as set forth below, in Note 12 and under "Environmental Laws and Regulations" in Item 2 of Part I and in Item 1 of Part II of this Form 10-Q, the circumstances set forth in Notes 14 and 15 to OG&E's Financial Statements included in OG&E's 2019 Form 10-K appropriately represent, in all material respects, the current status of OG&E's material commitments and contingent liabilities.

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

12.Rate Matters and Regulation

Except as set forth below, the circumstances set forth in Note 15 to the Financial Statements included in OG&E's 2019 Form 10-K appropriately represent, in all material respects, the current status of OG&E's regulatory matters.

Completed Regulatory Matters

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On January 29, 2020, OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General filed a settlement agreement requesting the APSC approve a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year. On February 28, 2020, the APSC approved the settlement agreement.

Pending Regulatory Matters

Set forth below is a list of various proceedings pending before state or federal regulatory agencies. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

FERC Proceedings

Order for Sponsored Transmission Upgrades within SPP

Under the SPP Open Access Transmission Tariff, costs of participant-funded, or "sponsored," transmission upgrades may be recovered from other SPP customers whose transmission service depends on capacity enabled by the upgrade. The SPP Open Access Transmission Tariff required the SPP to charge for these upgrades beginning in 2008, but the SPP had not been charging its customers for these upgrades due to information system limitations. However, the SPP had informed participants in the market that these charges would be forthcoming. In July 2016, the FERC granted the SPP's request to recover the charges not billed since 2008. The SPP subsequently billed OG&E for these charges and credited OG&E related to transmission upgrades that OG&E had sponsored, which resulted in OG&E being a net receiver of sponsored upgrade credits. The majority of these net credits were refunded to customers through OG&E's various rate riders that include SPP activity with the remaining amounts retained by OG&E.

Several companies that were net payers of Z2 charges sought rehearing of the FERC's July 2016 order; however, in November 2017, the FERC denied the rehearing requests. In January 2018, one of the impacted companies appealed the FERC's decision to the U.S. Court of Appeals for the District of Columbia Circuit. In July 2018, that court granted a motion requested by the FERC that the case be remanded back to the FERC for further examination and proceedings. In February 2019, the FERC reversed its July 2016 order and November 2017 rehearing denial, ruled that the SPP violated its tariff to charge for the 2008 - 2015 period in 2016, held that the SPP tariff provision that prohibited those charges could not be waived and ordered the SPP to develop a plan to refund the payments but not to implement the refunds until further ordered to do so. In response, in April 2019, OG&E filed a request for rehearing with the FERC, and in May 2019, OG&E filed a FERC 206 complaint against the SPP, alleging that the SPP's forced unwinding of the revenue credit payments to OG&E would violate the provisions of the Sponsored Upgrade Agreement and of the applicable tariff. OG&E's filing requested that the FERC rule that the SPP is not entitled to seek refunds or in any other way seek to unwind the revenue credit payments it had paid to OG&E pursuant to the Sponsored Upgrade Agreement. The SPP's response to OG&E's filing agreed that OG&E should be entitled to keep its Z2 payments and argued that the SPP should not be held responsible for those payments if refunds are ordered. Further, the SPP has requested the FERC to negotiate a global settlement with all impacted parties, including other project sponsors who, like OG&E, have also filed complaints at FERC contending that the payments they have received cannot properly be unwound.

On February 20, 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 - 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. On March 2, 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The appeal will likely be heard later this year.
OG&E cannot predict the outcome of this proceeding based on currently available information, and as of March 31, 2020 and at present time, OG&E has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, OG&E would be impacted by $5.0 million in expense that initially benefited OG&E in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

The SPP has recently proposed eliminating Attachment Z2 revenue crediting and replacing it with a different mechanism that would provide project sponsors such as OG&E the same level of recovery they would receive if payments continued under Attachment Z2. The FERC rejected that proposal to the extent it would limit recovery to the amount of the upgrade sponsor's directly assigned upgrade costs with interest, finding that providing the possibility of recovering greater than the cost of the investment could serve as an incentive for entities to build merchant transmission projects. The SPP is allowed to resubmit a proposal without this limited recovery.

APSC Proceedings

Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing is an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held in December 2019, and parties submitted additional briefs to the APSC in March 2020. The primary question before the APSC is whether a company can utilize an environmental compliance plan rider while also being regulated under a formula rate plan. OG&E is awaiting a final decision from the APSC.

Order Regarding COVID-19

On April 10, 2020, the APSC issued Order No. 1 related to COVID-19 and the provision of safe, adequate and reliable utility service at just and reasonable rates. Among other things, the APSC ordered the suspension of disconnects during the pendency of the Arkansas Governor's emergency declaration or until the directive is rescinded by the APSC, as well as encouraging reasonable payment arrangements once the prohibition is lifted. The APSC also authorized utilities to establish regulatory assets to record costs resulting from the suspension of disconnections. These regulatory assets will be reviewed in future proceedings for reasonableness. The APSC ordered the General Staff of the APSC to consult with utilities to create a quarterly report to be used to report the costs incurred and saved that have been booked to the regulatory asset. OG&E is monitoring the regulatory activity regarding COVID-19 at the APSC and will consider the request for additional regulatory action by the APSC as needed.

On May 1, 2020, OG&E filed a Request for Additional Actions and Tariff Deviation seeking relief from the Arkansas General Service Rules and OG&E's Terms and Conditions under the tariff, in order to allow for: more flexible deferred payment agreements for all customer classes, suspension of increased deposits due to non-payment and suspension of the removal of customers from certain billing and extended due date plans for late payments. In addition, OG&E requested that incremental expenses, such as additional personal protective equipment, increased sanitation efforts at facilities, implementing health-screening processes and securing temporary facilities for potential sequestration of critical operation personnel, be tracked in a regulatory asset. OG&E noted that all possible cost categories are not known currently and reserved the right to file subsequent requests as needed.

OCC Proceedings

Oklahoma Grid Enhancement Plan

On February 24, 2020, OG&E filed an application with the OCC for approval of a mechanism that allows for interim recovery of the costs associated with its grid enhancement plan. The plan includes approximately $800.0 million of strategic, data-driven investments, over five years, covering grid resiliency, grid automation, communication systems and technology platforms and applications. A hearing on the merits is scheduled to begin on July 7, 2020.

Oklahoma Retail Electric Supplier Certified Territory Act Causes

Certain rural electric cooperative electricity suppliers have filed complaints with the OCC alleging that OG&E has violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers specifically exempted from this act and has presented evidence and testimony to the OCC supporting its position. If the OCC were to ultimately find that some or all of the customers being served are not exempted, then OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue.

OCC Public Utility Division Motion Regarding COVID-19

On April 28, 2020, the Director of the Public Utility Division filed an application requesting an order from the OCC authorizing action in response to COVID-19. The application requests the OCC to authorize the State's utilities to record as a regulatory asset increased bad debt expenses, costs associated with expanded payment plans, waived fees and incremental expenses that are directly related to the suspension of or delay in disconnection of service beginning March 15, 2020, with the issuance of the Oklahoma Governors' emergency declaration. The application also requests the OCC to allow utilities to defer additional expenses associated with ensuring the continuity of utility service, such as additional personal protective equipment, increased sanitation efforts at facilities, implementing heath-screening processes and securing temporary facilities for potential sequestration of critical operation personnel. The application asks the OCC to consider in future proceedings whether each utility's request for recovery of these regulatory assets is reasonable and necessary and to consider issues such as the incremental bad debt experienced over normal periods, the appropriate period of recovery for any approved amount of regulatory asset, any amount of carrying costs and other related matters. The application is scheduled to be heard by the OCC on May 7, 2020.

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
Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and world. In an effort to contain COVID-19 or slow its spread, the U.S. federal, state and local governments have enacted various measures, including orders to close businesses not deemed "essential," enact "shelter in place" restrictions on residents and practice social distancing when engaging in essential activities. The COVID-19 outbreak has adversely impacted global markets and activity, including the energy industry, and it is impossible to predict the ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving. OG&E's current and potential future responses to the COVID-19 impacts on our employees, customers and shareholders are further discussed below.

•Our top priority is to protect our employees and their families, as well as our customers. We are taking all precautionary measures as directed by health authorities and local and national governments. We continue to monitor the outbreak of COVID-19, and other closures, or closures for a longer period of time, may be required to help ensure the health and safety of our employees and our customers.
•As a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, OGE Energy entered into a one-year $75.0 million term loan agreement in April 2020. Further, OG&E issued $300.0 million in senior notes in April 2020.
•In March 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act, or the "CARES Act," which is aimed at addressing the economic disruption resulting from the COVID-19 pandemic and providing certain tax relief to businesses in the U.S. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of FICA payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. OG&E concluded that the financial impact of the provisions it adopted is immaterial.
•OG&E announced that it would voluntarily suspend all disconnects for nonpayment, effective March 16, 2020. OG&E adjusted its reserve on accounts receivable as of March 31, 2020 in light of the current expected credit loss model (ASU 2016-13) and the COVID-19 pandemic. The adjustment, which was not material, incorporated concerns of slower customer payment due to unemployment. Overall, the financial impact of COVID-19 was relatively minor for the three months ended March 31, 2020; however, we expect continued instances of slower payment or non-payment by customers and reduced commercial and industrial demand, depending upon the length and severity of "shelter in place" orders. OG&E will continue to monitor the reserve as we gain better clarity on the impacts of COVID-19 on our customers and business. OG&E is also monitoring customer usage to determine any impact on load forecasts, in terms of both energy and demand usage. Due to different customer characteristics, the contribution to margin varies by customer class and applicable tariffs. The below table presents a one percent annual gross margin sensitivity by class, based on the gross margin guidance OG&E provided in its 2019 Form 10-K.

This analysis only incorporates retail gross margin and excludes transmission and other gross margin sensitivities.

Customer Class	1% Margin Sensitivity (In millions)
Residential	$6.5
Commercial	$3.6
Industrial	$1.3
Oilfield	$1.1
Public authorities	$1.2

Regulatory Matters

Further discussion can be found in Note 12 within "Item 1. Financial Statements."

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On January 29, 2020, OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General filed a settlement agreement requesting the APSC approve a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year. On February 28, 2020, the APSC approved the settlement agreement.

Summary of Operating Results

OG&E reported net income of $19.9 million and $19.6 million during the three months ended March 31, 2020 and 2019, respectively, an increase of $0.3 million, or 1.5 percent, primarily due to higher gross margin (driven by the expiration of the cogeneration credit rider), partially offset by higher depreciation and amortization expense due to additional assets being placed into service and higher interest expense driven by increased long-term debt outstanding.

2020 Outlook

OG&E's 2020 earnings guidance remains unchanged and is between $346 million to $357 million of net income. The guidance assumes, among other things, normal weather for the year. See OG&E's 2019 Form 10-K for other key factors and assumptions underlying its 2020 earnings guidance.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three months ended March 31, 2020 and 2019, see "Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three months ended March 31, 2020 as compared to the same period in 2019 and OG&E's financial position at March 31, 2020. Due to seasonal fluctuations and other factors, OG&E's operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Operating revenues	$431.3	$490.0
Cost of sales	135.0	212.6
Other operation and maintenance	121.0	120.3
Depreciation and amortization	94.4	82.4
Taxes other than income	23.9	24.4
Operating income	57.0	50.3
Allowance for equity funds used during construction	1.3	1.5
Other net periodic benefit income (expense)	(0.5)	0.4
Other income	1.5	1.4
Other expense	0.5	0.7
Interest expense	36.9	32.4
Income tax expense	2.0	0.9
Net income	$19.9	$19.6
Operating revenues by classification:
Residential	$172.3	$195.4
Commercial	94.1	100.2
Industrial	42.6	53.7
Oilfield	39.0	50.2
Public authorities and street light	35.6	41.5
Sales for resale	(0.1)	—
System sales revenues	383.5	441.0
Provision for rate refund	(0.6)	(0.1)
Integrated market	7.2	6.7
Transmission	34.2	36.1
Other	7.0	6.3
Total operating revenues	$431.3	$490.0
Reconciliation of gross margin to revenue:
Operating revenues	$431.3	$490.0
Cost of sales	135.0	212.6
Gross margin	$296.3	$277.4
MWh sales by classification (In millions)
Residential	2.2	2.4
Commercial	1.5	1.3
Industrial	1.1	1.1
Oilfield	1.1	1.2
Public authorities and street light	0.6	0.7
System sales	6.5	6.7
Integrated market	0.3	0.3
Total sales	6.8	7.0
Number of customers	859,628	852,141
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	1.663	3.064
Coal	1.905	1.958
Total fuel	1.531	2.306
Total fuel and purchased power	1.887	2.868
Degree days (A)
Heating - Actual	1,649	2,084
Heating - Normal	1,800	1,798
Cooling - Actual	23	—
Cooling - Normal	13	13
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

OG&E's net income increased $0.3 million, or 1.5 percent, during the three months ended March 31, 2020 as compared to the same period in 2019. Primary drivers for this increase in net income are further discussed below.
Gross margin increased $18.9 million, or 6.8 percent, during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the below factors.

(In millions)	$ Change
Price variance (A)	$23.2
New customer growth	6.2
Other	0.8
Weather (price and quantity) (B)	(11.3)
Change in gross margin	$18.9
(A)Increased primarily due to the expiration of the cogeneration credit rider in 2019.
(B)Decreased primarily due to a 20.9 percent decrease in heating degree days for the three months ended March 31, 2020.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $77.6 million, or 36.5 percent, during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the below factors.

(In millions)	$ Change	% Change
Fuel expense (A)	$(38.9)	(42.8)%
Purchased power costs:
Purchases from SPP (B)	(32.3)	(39.2)%
Cogeneration (C)	(7.2)	(100.0)%
Wind (D)	2.2	17.5%
Transmission expense (E)	(1.4)	(7.5)%
Change in cost of sales	$(77.6)
(A)Decreased primarily due to lower fuel costs related to the generating assets utilized during the three months ended March 31, 2020.
(B)Decreased primarily due to lower market prices primarily due to decreased fuel costs for generators for the three months ended March 31, 2020.
(C)Decreased primarily due to the expiration of cogeneration contracts in 2019.
(D)Increased primarily due to a 16.5 percent increase in MWs purchased during the three months ended March 31, 2020.
(E)Decreased primarily due to lower SPP charges for the base plan projects of other utilities.

Other operation and maintenance expense increased $0.7 million, or 0.6 percent, during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the below factors.

(In millions)	$ Change	% Change
New expenses related to River Valley power plant (A)	$4.2	*
Contract technical and construction services	(1.4)	(12.0)%
Vegetation management	(1.1)	(10.6)%
Other	(1.0)	(1.1)%
Change in other operation and maintenance expense	$0.7
* Not applicable, as prior year expenses were zero.
(A)Additional other operation and maintenance expenses related to the purchase of the River Valley plant are primarily recovered through a rider mechanism, as approved by the OCC in 2019.

Depreciation and amortization expense increased $12.0 million, or 14.6 percent, during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to additional assets being placed into service and depreciation expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Interest on long-term debt increased $4.0 million, or 12.3 percent, during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to increased long-term debt outstanding and interest expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Income tax expense increased $1.1 million during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to higher pretax income and reduced tax credit generation.

Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2019 Form 10-K.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	March 31,		2020 vs. 2019
(Dollars in millions)	2020	2019	$ Change	% Change
Net cash provided from operating activities (A)	$89.0	$18.3	$70.7	*
Net cash used in investing activities (B)	$(127.2)	$(152.9)	$25.7	(16.8)%
Net cash provided from financing activities (C)	$38.2	$134.6	$(96.4)	(71.6)%
* Change is greater than 100 percent variance.
(A)Increased primarily due to a decrease in vendor payments and increased amounts received from customers.
(B)Decreased primarily due to environmental projects being completed and placed into service as well as fewer plant outages in 2020.
(C)Decreased primarily due to changes in cash advances with parent, partially offset by the payment of long-term debt in January 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at March 31, 2020 compared to December 31, 2019.

Accounts Receivable and Accrued Unbilled Revenues decreased $18.9 million, or 8.6 percent, primarily due to a decrease in billings to OG&E's retail customers reflecting lower seasonal usage in March 2020 as compared to December 2019.

Advances to Parent decreased $39.0 million, or 12.8 percent, primarily due to daily operational expenses and capital expenditures, partially offset by an increase in cash from customers.

Fuel Clause Under Recoveries decreased $39.5 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Assets increased $4.5 million, or 23.0 percent, primarily due to an increase in under-recovered riders.

Accounts Payable decreased $31.9 million, or 18.2 percent, primarily due to the timing of vendor payments and lower fuel costs.

Accrued Taxes decreased $17.1 million, or 40.8 percent, primarily resulting from the timing of ad valorem payments, partially offset by tax accruals.

Accrued Compensation decreased $9.8 million, or 33.2 percent, primarily due to 2019 incentive compensation payouts that occurred in the first quarter of 2020, partially offset by 2020 accruals.

Fuel Clause Over Recoveries increased $10.8 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Liabilities decreased $16.7 million, or 25.7 percent, primarily due to changes in amounts owed to customers.

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

Capital Expenditures

OG&E's estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2020 through 2024 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2019 Form 10-K. Additional capital expenditures beyond those identified in OG&E's 2019 Form 10-K, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives. OG&E remains on track for its approximately $575.0 million in capital investment planned for 2020 as disclosed in OG&E's 2019 Form 10-K. However, the progression of, and global response to, the COVID-19 outbreak increases the risk of delays in construction activities and equipment deliveries related to OG&E's capital projects, including potential delays in obtaining permits from government agencies, resulting in potential deferral of capital expenditures.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt and funds received from OGE Energy (from proceeds from the sales of OGE Energy's common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OG&E utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. As indicated above, as a precautionary measure in order to increase OG&E's cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, OGE Energy entered into a one-year $75.0 million term loan agreement in April 2020. Further, OG&E issued $300.0 million in senior notes in April 2020. The disruption in the capital markets and the commercial paper markets caused by the COVID-19 outbreak could make additional financing more challenging, and there can be no assurance that OG&E will be able to obtain such financing on commercially reasonable terms or at all.

Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At March 31, 2020, there were $265.8 million in advances to OGE Energy compared to $304.8 million at December 31, 2019. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. The following table highlights OG&E's short-term debt activity as of March 31, 2020.

(Dollars in millions)	March 31, 2020
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.00%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

OG&E has the necessary regulatory approvals to incur up to $800.0 million in short-term borrowings at any one time for a two-year period beginning January 1, 2019 and ending December 31, 2020. See Note 9 within "Item 1. Financial Statements" for further discussion of OG&E's short-term debt activity.

Issuance of Long-Term Debt

In April 2020, OG&E issued $300.0 million of 3.25 percent senior notes due April 1, 2030. The proceeds from the issuance were added to OG&E's general funds to be used for general corporate purposes, including to fund ongoing capital expenditures and working capital.

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

On April 3, 2020, S&P's Global Ratings affirmed its issuer credit and commercial paper ratings, as listed in OGE Energy's 2019 Form 10-K, for both OGE Energy and OG&E. S&P's Global Ratings also affirmed both companies' stable outlooks. S&P's Global Ratings' affirmation follows the announcement that Enable will increase the level of cash it retains, which effectively reduces dividend distributions for OGE Energy by as much as half. However, S&P's Global Ratings indicated it does not expect OGE Energy's credit quality to weaken materially, given the cushion in its current financial measures. Further, S&P's Global Ratings indicated they continue to view OG&E as insulated from OGE Energy, reflecting the combination of OG&E's stronger stand-alone credit profile and sufficient separateness between OG&E and OGE Energy.

On April 21, 2020, Moody's Investors Service did not take direct action but did issue a comment in response to Enable's decision to reduce dividend distributions. Moody's Investors Service stated that, despite the reduction in cash flow, OGE Energy's credit profile is manageable, as it is primarily supported by the stable operations and supportive regulatory environment of OG&E.

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

In management's opinion, the areas of OG&E where the most significant judgment is exercised include the determination of Pension Plan assumptions, income taxes, contingency reserves, asset retirement obligations, depreciable lives of property, plant and equipment, regulatory assets and liabilities and unbilled revenues. The selection, application and disclosure of OG&E's critical accounting estimates have been discussed with OGE Energy's Audit Committee and are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2019 Form 10-K.

Commitments and Contingencies

In the normal course of business, OG&E is confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits or claims made by third parties, including governmental agencies. When appropriate, management consults with legal counsel and other experts to assess the claim. If, in management's opinion, OG&E has incurred a probable loss as set forth by GAAP, an estimate is made of the loss, and the appropriate accounting entries are reflected in OG&E's Condensed Financial Statements. At the present time, based on available information, OG&E believes that any reasonably possible losses in excess of accrued amounts arising out of pending or threatened lawsuits or claims would not be quantitatively material to its financial statements and would not have a material adverse effect on OG&E's financial position, results of operations or cash flows. See Notes 11 and 12 within "Item 1. Financial Statements" for a discussion of OG&E's commitments and contingencies.

Environmental Laws and Regulations

The activities of OG&E are subject to numerous, stringent and complex federal, state and local laws and regulations governing environmental protection. These laws and regulations can change, restrict or otherwise impact OG&E's business activities in many ways, including the handling or disposal of waste material, planning for future construction activities to avoid or mitigate harm to threatened or endangered species and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Management believes that all of its operations are in substantial compliance with current federal, state and local environmental standards. These environmental laws and regulations are also discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2019 Form 10-K.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. OG&E complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E's coal units. On April 16, 2020, the EPA released a final rule which reconsidered certain elements of the 2012 rule in response to litigation in the D.C. Circuit Court. In the final rule, the EPA concluded that it is not "appropriate and necessary" to regulate MATS-related emissions from coal-fired units. Nonetheless, the EPA retained the emissions limits that were established in the 2012 rule, which remains in effect today.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of March 31, 2020, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

OG&E currently recycles and provides approximately 89 percent of its ash to the concrete and cement industries for use as a component within their products. Using fly ash in this way enables aggregate manufacturers to minimize their impact on the environment by avoiding the need to extract and process other natural resources.

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

On April 21, 2020, the EPA and U.S. Army Corps of Engineers published in the Federal Register "The Navigable Waters Protection Rule: Definition of Waters of the United States." This final rule replaces the repealed definition of waters of the U.S. from 2015. The effective date of this final rule will be June 22, 2020. OG&E does not expect any material impacts as a result of this rule.

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

For further discussion regarding contingencies relating to environmental laws and regulations, see Note 11 within "Item 1. Financial Statements."

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

While remote work arrangements have been implemented in response to the COVID-19 pandemic, OG&E believes there have been no material changes to the processes and procedures that impact financial reporting. OG&E continues to monitor potential internal control impacts of COVID-19 and plan accordingly to ensure the effectiveness of OG&E's internal controls over financial reporting and disclosures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3 of Part I of OG&E's 2019 Form 10-K for a description of certain legal proceedings presently pending. Except as described under "Environmental Laws and Regulations" within "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," there are no new significant cases to report against OG&E and there have been no material changes in the previously reported proceedings.

Item 1A. Risk Factors.

Except as detailed below, there have been no significant changes in OG&E's risk factors from those discussed in OG&E's 2019 Form 10-K, which are incorporated herein by reference.

We face risks related to health epidemics and other outbreaks.

The recent outbreak of COVID-19 is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. Efforts to control the spread of COVID-19 have also resulted in remote work arrangements and increased unemployment and will likely result in customer slow payment or non-payment and decreased commercial and industrial load. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our results of operations, financial condition and prospects. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects.

In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors and other business partners and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in "Item 1A. Risk Factors" in OG&E's 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 6. Exhibits.

Exhibit No.	Description
4.01
Supplemental Indenture No. 21 dated as of April 1, 2020 between OG&E and BOKF, NA, as trustee (Filed as Exhibit 4.01 to OG&E's Form 8-K filed April 1, 2020 (File No. 1-01097) and incorporated by reference herein).

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

May 6, 2020