Form 10-Q
period 2020-06-30
OKLAHOMA GAS & ELECTRIC CO
filed 2020-08-06
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

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

At June 30, 2020, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

i

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations that are found throughout this Form 10-Q.

Abbreviation	Definition
2019 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2019
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update from the Financial Accounting Standards Board
CO2	Carbon dioxide
COVID-19	Novel Coronavirus disease
Dry Scrubber	Dry flue gas desulfurization unit with spray dryer absorber
Enable	Enable Midstream Partners, LP, a midstream partnership formed between OGE Energy and CenterPoint Energy, Inc.
EPA	U.S. Environmental Protection Agency
Federal Clean Air Act	Federal Clean Air Act of 1970, as amended
Federal Clean Water Act	Federal Water Pollution Control Act of 1972, as amended
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the U.S.
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NOX	Nitrogen oxide
OCC	Oklahoma Corporation Commission
OG&E	Oklahoma Gas and Electric Company, wholly owned subsidiary of OGE Energy
OGE Energy	OGE Energy Corp., parent company of OG&E
Pension Plan	Qualified defined benefit retirement plan
Regional Haze Rule	The EPA's Regional Haze Rule
Restoration of Retirement Income Plan	Supplemental retirement plan to the Pension Plan
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool
System sales	Sales to OG&E's customers
U.S.	United States of America

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
OPERATING REVENUES
Revenues from contracts with customers	$492.0	$501.1	$912.4	$978.5
Other revenues	11.5	12.6	22.4	25.2
Operating revenues	503.5	513.7	934.8	1,003.7
COST OF SALES	137.4	178.7	272.4	391.3
OPERATING EXPENSES
Other operation and maintenance	117.7	120.0	238.7	240.3
Depreciation and amortization	97.3	84.3	191.7	166.7
Taxes other than income	25.0	20.1	48.9	44.5
Operating expenses	240.0	224.4	479.3	451.5
OPERATING INCOME	126.1	110.6	183.1	160.9
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.3	1.2	2.6	2.7
Other net periodic benefit income (expense)	(1.0)	—	(1.5)	0.4
Other income	1.1	1.1	2.6	2.5
Other expense	(0.9)	(0.8)	(1.4)	(1.5)
Net other income	0.5	1.5	2.3	4.1
INTEREST EXPENSE
Interest on long-term debt	38.8	31.8	75.4	64.4
Allowance for borrowed funds used during construction	(0.5)	(0.6)	(1.0)	(1.6)
Interest on short-term debt and other interest charges	1.0	2.1	1.8	2.9
Interest expense	39.3	33.3	76.2	65.7
INCOME BEFORE TAXES	87.3	78.8	109.2	99.3
INCOME TAX EXPENSE	8.4	4.3	10.4	5.2
NET INCOME	$78.9	$74.5	$98.8	$94.1
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$78.9	$74.5	$98.8	$94.1

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98.8	$94.1
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	191.7	166.7
Deferred income taxes and investment tax credits, net	6.7	(6.2)
Allowance for equity funds used during construction	(2.6)	(2.7)
Stock-based compensation expense	1.6	2.0
Regulatory assets	(6.1)	(25.6)
Regulatory liabilities	(26.7)	(21.1)
Other assets	(2.3)	1.5
Other liabilities	(7.0)	(0.5)
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(34.2)	(13.8)
Fuel, materials and supplies inventories	(1.5)	7.2
Fuel recoveries	71.9	(28.9)
Other current assets	(6.8)	(1.1)
Accounts payable	(45.6)	(74.1)
Income taxes payable - parent	5.0	7.7
Other current liabilities	(19.0)	(31.2)
Net cash provided from operating activities	223.9	74.0
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(280.8)	(314.5)
Net cash used in investing activities	(280.8)	(314.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	297.2	295.9
Payment of long-term debt	—	(250.0)
Changes in advances with parent	(172.8)	194.6
Net cash provided from financing activities	124.4	240.5
NET CHANGE IN CASH AND CASH EQUIVALENTS	67.5	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67.5	$—

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In millions)	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67.5	$—
Accounts receivable, less reserve of $2.0 and $1.5, respectively	159.0	153.8
Accrued unbilled revenues	93.7	64.7
Advances to parent	397.6	304.8
Fuel inventories	42.7	46.3
Materials and supplies, at average cost	98.8	90.6
Fuel clause under recoveries	—	39.5
Other	26.4	19.6
Total current assets	885.7	719.3
OTHER PROPERTY AND INVESTMENTS	4.6	4.7
PROPERTY, PLANT AND EQUIPMENT
In service	12,999.4	12,765.0
Construction work in progress	124.0	141.6
Total property, plant and equipment	13,123.4	12,906.6
Less: accumulated depreciation	3,957.3	3,868.1
Net property, plant and equipment	9,166.1	9,038.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	299.4	306.0
Other	11.8	8.1
Total deferred charges and other assets	311.2	314.1
TOTAL ASSETS	$10,367.6	$10,076.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	June 30,	December 31,
(In millions)	2020	2019
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$130.0	$175.0
Customer deposits	82.7	83.0
Accrued taxes	46.2	41.9
Accrued interest	40.2	37.9
Accrued compensation	28.1	29.5
Fuel clause over recoveries	37.2	4.8
Other	41.2	65.1
Total current liabilities	405.6	437.2
LONG-TERM DEBT	3,493.4	3,195.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	127.4	133.3
Deferred income taxes	974.9	951.4
Deferred investment tax credits	7.1	7.1
Regulatory liabilities	1,206.2	1,223.5
Other	169.3	170.6
Total deferred credits and other liabilities	2,484.9	2,485.9
Total liabilities	6,383.9	6,118.3
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,038.2	1,036.6
Retained earnings	2,945.5	2,921.7
Total stockholder's equity	3,983.7	3,958.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,367.6	$10,076.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	19.9	19.9
Stock-based compensation	—	—	0.9	—	0.9
Balance at March 31, 2020	40.4	$100.9	$936.6	$2,941.6	$3,979.1
Net income	—	—	—	78.9	78.9
Dividends declared on common stock	—	—	—	(75.0)	(75.0)
Stock-based compensation	—	—	0.7	—	0.7
Balance at June 30, 2020	40.4	$100.9	$937.3	$2,945.5	$3,983.7

Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3
Net income	—	—	—	19.6	19.6
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2019	40.4	$100.9	$931.9	$2,591.1	$3,623.9
Net income	—	—	—	74.5	74.5
Stock-based compensation	—	—	1.0	—	1.0
Balance at June 30, 2019	40.4	$100.9	$932.9	$2,665.6	$3,699.4

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

OG&E's significant accounting policies are detailed in "Note 1. Summary of Significant Accounting Policies" in OG&E's 2019 Form 10-K. Changes to OG&E's accounting policies as a result of adopting ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information" are incorporated within "Allowance for Uncollectible Accounts Receivables" below and discussed in Note 2.

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at June 30, 2020 and December 31, 2019, the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after June 30, 2020 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2019 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	June 30,	December 31,
(In millions)	2020	2019
REGULATORY ASSETS
Current:
SPP cost tracker under recovery (A)	$5.8	$—
Generation Capacity Replacement rider under recovery (A)	4.1	3.7
Fuel clause under recoveries	—	39.5
Other (A)	6.8	5.5
Total current regulatory assets	$16.7	$48.7
Non-current:
Benefit obligations regulatory asset	$163.0	$167.2
Deferred storm expenses	63.8	65.5
Sooner Dry Scrubbers	20.2	20.6
Smart Grid	14.8	18.4
Unamortized loss on reacquired debt	10.2	10.6
Arkansas deferred pension expenses	7.6	8.0
COVID-19 deferred expenses	3.8	—
Pension tracker	—	2.3
Other	16.0	13.4
Total non-current regulatory assets	$299.4	$306.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$37.2	$4.8
Reserve for tax refund and interim surcharge (B)	5.9	12.7
Oklahoma demand program rider over recovery (B)	3.6	2.0
SPP cost tracker over recovery (B)	—	2.6
Other (B)	5.7	6.9
Total current regulatory liabilities	$52.4	$29.0
Non-current:
Income taxes refundable to customers, net	$882.6	$899.2
Accrued removal obligations, net	317.9	318.5
Pension tracker	0.4	—
Other	5.3	5.8
Total non-current regulatory liabilities	$1,206.2	$1,223.5
(A)Included in Other Current Assets in the Condensed Balance Sheets.
(B)Included in Other Current Liabilities in the Condensed Balance Sheets.

In response to the COVID-19 pandemic, the OCC and APSC issued orders allowing OG&E to defer certain expenses related to its COVID-19 response. For additional information about these orders, see Note 12 and "Item 2. Management's Discussion and Analysis - Recent Developments."

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

OG&E considered COVID-19 pandemic impacts when calculating its reserve on accounts receivable as of June 30, 2020, as further discussed in "Item 2. Management's Discussion and Analysis - Recent Developments."

2.Accounting Pronouncements

Recently Adopted Accounting Standards

The following table provides an overview of recently adopted accounting pronouncements and their impacts on OG&E.

ASU Number and Name	Description	Date of Adoption	Financial Statements and Disclosures Impact
ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Information"	This standard requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions and reasonable and supportable forecasts in order to record credit losses in a more timely manner.	January 1, 2020	Utilizing a modified-retrospective approach, OG&E determined its only financial instrument requiring measurement under ASU 2016-13 is trade receivables. OG&E considers both future economic conditions and historical data to measure the reserve for trade receivables under this standard and determined no adjustments to its reserve were necessary upon adoption.
ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)"	The standard aligns requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	January 1, 2020	The new standard did not have a material effect on OG&E's financial statements upon adoption. Prospectively, OG&E records applicable capitalized implementation costs in Other Current Assets and related amortization expense in Other Operation and Maintenance.
ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework"	The standard removes, adds or modifies disclosure requirements that impact all levels of the fair value hierarchy, as well as investments measured using the net asset value practical expedient.	January 1, 2020	OG&E applied the guidance on a retrospective or prospective basis, depending on the requirement, and did not experience a significant impact on its financial statement disclosures.
ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)"	The standard removes, adds or clarifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2020	OG&E applied the guidance on a retrospective basis and did not experience a significant impact on its financial statement disclosures.
ASU 2020-04, "Reference Rate Reform (Topic 848)"	This standard provides optional expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	January 1, 2020	The guidance did not have a material impact upon adoption, nor does OG&E expect a material impact in the future, on its financial statements.

3.Revenue Recognition

The following table disaggregates OG&E's revenues from contracts with customers by customer classification. OG&E's operating revenues disaggregated by customer classification can be found in "Results of Operations" within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Residential	$202.8	$182.3	$369.7	$373.5
Commercial	113.0	115.4	204.3	210.8
Industrial	44.7	52.9	86.2	105.2
Oilfield	38.4	48.9	76.6	98.3
Public authorities and street light	40.6	44.4	75.3	84.5
System sales revenues	439.5	443.9	812.1	872.3
Provision for rate refund	(1.0)	(0.5)	(1.6)	(0.6)
Integrated market	8.5	10.3	15.7	17.0
Transmission	39.8	39.8	74.0	75.9
Other	5.2	7.6	12.2	13.9
Revenues from contracts with customers	$492.0	$501.1	$912.4	$978.5

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

OGE Energy charged operating costs to OG&E of $36.9 million and $35.9 million during the three months ended June 30, 2020 and 2019, respectively, and $74.8 million and $72.9 million during the six months ended June 30, 2020 and 2019, respectively.

Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Operating revenues:
Electricity to power electric compression assets	$3.5	$3.8	$7.2	$7.6
Cost of sales:
Natural gas transportation services	$9.4	$9.3	$14.1	$24.1
Natural gas purchases (sales)	$(1.7)	$(3.3)	$(1.0)	$(4.3)

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

OG&E had no financial instruments measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019. The following table summarizes the carrying amount and fair value of OG&E's financial instruments at June 30, 2020 and December 31, 2019.

	June 30,		December 31,
	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,348.5	$4,024.7	$3,050.3	$3,500.4	Level 2
Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.5	$10.7	$9.5	$10.0	Level 3

6.Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and six months ended June 30, 2020 and 2019 related to OGE Energy's performance units and restricted stock units for OG&E employees.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Performance units:
Total shareholder return	$0.6	$0.7	$1.3	$1.5
Earnings per share	—	0.2	0.1	0.3
Total performance units	0.6	0.9	1.4	1.8
Restricted stock units	0.1	0.1	0.2	0.2
Total compensation expense	$0.7	$1.0	$1.6	$2.0
Income tax benefit	$0.2	$0.2	$0.4	$0.5

During the six months ended June 30, 2020, OGE Energy purchased 255,000 shares of its common stock at an average cost of $38.04 per share on the open market, and 89,225 of these shares were used during the same period to satisfy payouts of earned performance units to OG&E employees pursuant to OGE Energy's Stock Incentive Plan.

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

8.Long-Term Debt

At June 30, 2020, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
0.35%	-	2.20%	Garfield Industrial Authority, January 1, 2025	$47.0
0.37%	-	1.50%	Muskogee Industrial Authority, January 1, 2025	32.4
0.35%	-	2.20%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

9.Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At June 30, 2020, there were $0.3 million supporting letters of credit outstanding at a weighted-average interest rate of 1.15 percent. There were no outstanding commercial paper borrowings at June 30, 2020.

At June 30, 2020, there were $397.6 million in advances to OGE Energy compared to $304.8 million at December 31, 2019. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. At June 30, 2020, there were no intercompany borrowings under this agreement.

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

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$1.9	$2.0	$4.5	$4.4	$—	$0.1	$0.1	$0.1
Interest cost	3.4	3.9	6.8	8.2	0.1	—	0.1	0.1
Expected return on plan assets	(6.8)	(6.9)	(13.9)	(13.5)	—	—	—	—
Amortization of net loss	3.2	3.6	6.0	6.4	0.1	0.1	0.2	0.2
Settlement cost	—	0.3	—	11.2	—	—	—	—
Total net periodic benefit cost	1.7	2.9	3.4	16.7	0.2	0.2	0.4	0.4
Plus: Amount allocated from OGE Energy	0.5	0.6	1.0	2.6	0.4	0.1	0.6	0.2
Net periodic benefit cost	$2.2	$3.5	$4.4	$19.3	$0.6	$0.3	$1.0	$0.6

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans for the three and six months ended June 30, 2020 and 2019, OG&E recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)(B)	$1.6	$(0.7)	$3.3	$(1.7)
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)(B)	$0.3	$0.5	$0.3	$11.7
Arkansas jurisdiction (A)(B)	$—	$0.1	$—	$1.1
(A)Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.
(B)Includes a portion of OGE Energy's pension expense.

	Postretirement Benefit Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.8	1.1	1.6	2.1
Expected return on plan assets	(0.4)	(0.5)	(0.8)	(0.9)
Amortization of net loss	0.4	0.4	1.1	1.1
Amortization of unrecognized prior service cost (A)	(1.6)	(1.5)	(3.1)	(3.0)
Total net periodic benefit cost	(0.7)	(0.4)	(1.1)	(0.6)
Plus: Amount allocated from OGE Energy	(0.2)	(0.1)	(0.4)	(0.3)
Net periodic benefit cost	$(0.9)	$(0.5)	$(1.5)	$(0.9)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and six months ended June 30, 2020 and 2019, OG&E recognized the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)(B)	$0.6	$0.5	$0.8	$0.8
(A)Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.
(B)Includes a portion of OGE Energy's pension expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Capitalized portion of net periodic pension benefit cost	$0.6	$0.7	$1.5	$1.5
Capitalized portion of net periodic postretirement benefit cost	$0.1	$—	$0.1	$0.1

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

APSC Proceedings

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

Order Regarding COVID-19

On April 10, 2020, the APSC issued Order No. 1 related to COVID-19 and the provision of safe, adequate and reliable utility service at just and reasonable rates. Among other things, the APSC ordered the suspension of customer disconnects for non-payment during the pendency of the Arkansas Governor's emergency declaration or until the directive is rescinded by the APSC, neither of which have occurred yet. The order encourages companies to provide reasonable payment arrangements once the suspension is lifted. The APSC also authorized utilities to establish regulatory assets to record costs resulting from the suspension of disconnections. These regulatory assets will be reviewed in future proceedings for reasonableness. The APSC ordered the General Staff of the APSC to consult with utilities to create a quarterly report to be used to report the costs incurred and saved that have been booked to the regulatory asset. OG&E is monitoring the regulatory activity regarding COVID-19 at the APSC and will consider the request for additional regulatory action by the APSC as needed.

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

On May 27, 2020, the APSC issued an order approving OG&E's request to deviate from the specified terms in the Arkansas General Service Rules and OG&E's Terms and Conditions to allow deferred payment arrangements to be offered to all customer classes and have more flexible payment arrangements. OG&E is authorized to record the expenses requested in its regulatory asset to defer and seek future recovery. The APSC found that because each utility has different cost recovery mechanisms and the magnitude of the utilities' expenses are unknown at this time, the APSC finds that it is premature to decide the exact recovery mechanism for any utility for COVID-19 related costs.

OCC Proceedings

OCC Public Utility Division Motion Regarding COVID-19

On April 28, 2020, the Director of the Public Utility Division filed an application requesting an order from the OCC authorizing action in response to COVID-19. The application requested that the OCC authorize the State's utilities to record as a regulatory asset increased bad debt expenses, costs associated with expanded payment plans, waived fees and incremental expenses that are directly related to the suspension of or delay in disconnection of service beginning March 15, 2020, which coincides with the issuance of the Oklahoma Governor's emergency declaration. The application also requested that the OCC allow utilities to defer additional expenses associated with ensuring the continuity of utility service, such as additional personal protective equipment, increased sanitation efforts at facilities, implementing heath-screening processes and securing temporary facilities for potential sequestration of critical operation personnel. The application asked the OCC to consider in future proceedings whether each utility's request for recovery of these regulatory assets is reasonable and necessary and to consider issues such as the incremental bad debt experienced over normal periods, the appropriate period of recovery for any approved amount of regulatory asset, any amount of carrying costs and other related matters.

On May 7, 2020, the OCC ordered that each utility is authorized to record as a regulatory asset any increased bad debt expense, cost associated with expanded payment plans, waived fees and incremental expenses that are directly related to the suspension of or delay in disconnection of service beginning March 15, 2020 until September 2020, unless otherwise ordered by the OCC. The OCC will consider in future proceedings whether each utility's request for recovery of these regulatory assets is reasonable and necessary. The OCC will also consider issues such as the incremental bad debt experienced over normal periods, appropriate period of recovery for any approved amount of regulatory assets, any amounts of carrying costs thereon and other related matters. The OCC also authorized utilities to defer expenses associated with ensuring continuity of service and protecting utility personnel, customers and the general public.

Pending Regulatory Matters

Various proceedings pending before state or federal regulatory agencies are described below. Unless stated otherwise, OG&E cannot predict when the regulatory agency will act or what action the regulatory agency will take. OG&E's financial results are dependent in part on timely and adequate decisions by the regulatory agencies that set OG&E's rates.

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

On February 20, 2020, the FERC denied OG&E's request for rehearing of its February 2019 order, denying the waiver and ruling that the SPP must seek refunds from project sponsors for Z2 payments for the 2008 through 2015 period and pay them back to transmission owners. The FERC also denied the SPP's request for a stay and for institution of settlement procedures. The FERC stated it would not institute settlement procedures unless parties on both sides of the matter requested them. The FERC did not rule on OG&E's complaint or the complaints of other project sponsors, or consider the SPP's refund plan. The FERC thus has not set any date for payment of refunds. On March 2, 2020, OG&E petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the FERC's order denying the waiver and requiring refunds. The appeal will likely be decided by the second quarter of 2021.

OG&E cannot predict the outcome of this proceeding based on currently available information, and as of June 30, 2020 and at present time, OG&E has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, OG&E would be impacted by $5.0 million in expense that initially benefited OG&E in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

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

APSC Proceedings

Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing initiated an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E is reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held in December 2019. Parties submitted additional briefs to the APSC in March 2020, which were requested due to certain intervenors questioning whether a company can utilize an environmental compliance plan rider while also being regulated under a formula rate plan. The APSC Staff concurred with OG&E that the rider may run concurrently with a formula rate plan, and the Arkansas Attorney General and other intervenors were in opposition. On July 31, 2020, OG&E's request to recover its investment for these environmentally mandated costs through the interim surcharge was not approved, as the APSC indicated OG&E could otherwise recover this investment, such as through the Formula Rate Plan Rider. OG&E will return $5.1 million to customers that had been reserved for refund and will include these costs for recovery in its upcoming Formula Rate Plan filing.

Net Metering Order

On June 1, 2020, the APSC revised its net-metering rules. The revised rules retained 1:1 full credit for net excess generation of residential customers and commercial customers up to 1 MW without demand charges. For larger commercial customers, 1 MW to 20 MW, the APSC found that some cost shifting to non-net-metering customers may occur. While the rules retain 1:1 full credit for net excess generation, they allow for a grid charge. The grid charge is initially set at zero; however, a utility may request approval to revise the grid charge based on evidence that an unreasonable cost shift to non-net-metering customers is occurring. OG&E does not currently have a significant number of net-metering customers in Arkansas. OG&E is reviewing its existing net-metering tariffs considering the new rules and will request the APSC approve any changes that are believed to be necessary.

OCC Proceedings

Oklahoma Grid Enhancement Plan

On February 24, 2020, OG&E filed an application with the OCC for approval of a mechanism that allows for interim recovery of the costs associated with its grid enhancement plan. The plan includes approximately $800.0 million of strategic, data-driven investments, over five years, covering grid resiliency, grid automation, communication systems and technology platforms and applications. On May 19, 2020, the OCC temporarily suspended the procedural schedule in light of various conditions related to the COVID-19 pandemic and the uncertainty surrounding the method and date in which the hearing on the merits may occur. On July 9, 2020, a prehearing conference was held before the Administrative Law Judge to establish a procedural schedule and lift the stay ordered on May 19, 2020. On July 23, 2020, the OCC issued an order approving the amended procedural schedule and thereby lifting the stay. A hearing on the merits is scheduled for October 8, 2020.

2019 Oklahoma Fuel Prudency

On June 16, 2020, the Public Utility Division Staff filed their application initiating the review of the 2019 fuel adjustment clause and prudence review. OG&E plans to file its Minimum Filing Requirements and Supporting Testimony on August 17, 2020.

Oklahoma Retail Electric Supplier Certified Territory Act Causes

Certain rural electric cooperative electricity suppliers have filed complaints with the OCC alleging that OG&E has violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers specifically exempted from this act and has presented evidence and testimony to the OCC supporting its position. If the OCC were to ultimately find that some or all of the customers being served are not exempted, then OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. Currently, the People's Electric Cooperative, Inc. case has been stayed with the OCC, and an appeal has been filed with the Oklahoma Supreme Court.

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
Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. and world. In an effort to contain COVID-19 or slow its spread, the U.S. federal, state and local governments enacted various measures, including orders to close or place restrictions on businesses not deemed "essential," enact "shelter in place" restrictions on residents and practice social distancing when engaging in essential activities. The COVID-19 outbreak has adversely impacted global markets and activity, including the energy industry, and it is impossible to predict the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve. In Oklahoma City, OG&E's largest service territory, the mayor's "shelter in place" order required residents to stay home except for certain "essential" activities and closed down restaurant dining rooms, personal care services and other businesses that posed a high risk for spreading COVID-19. The order was effective from March 16, 2020 to April 30, 2020. Beginning May 1, 2020, Oklahoma City began its phased "re-opening," and there are currently no city-wide or state-wide "shelter in place" restrictions.

OG&E's current and potential future responses to the COVID-19 impacts on its employees, customers and shareholders are further discussed below.

•OG&E's top priority is to protect its employees and their families, as well as its customers. OG&E is taking all precautionary measures as directed by health authorities and local and national governments. OG&E continues to monitor the outbreak of COVID-19, and other facility closures, or closures for a longer period of time, may be required to help ensure the health and safety of its employees and customers. In order to promote the safety of OG&E's employees and the continuity of utility service, OG&E implemented health-screening processes and increased sanitation efforts at its facilities and secured additional personal protective equipment, among other additional measures taken. The OCC and the APSC both issued accounting orders allowing OG&E to defer these incremental costs incurred for recovery.
•As a precautionary measure in order to increase OGE Energy's cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, OGE Energy entered into a one-year $75.0 million term loan agreement in April 2020. Further, OG&E issued $300.0 million in senior notes in April 2020.
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
•OG&E voluntarily suspended all disconnects for nonpayment, effective March 16, 2020, and on June 25, 2020 announced that it would reinstate disconnects for nonpayment in Oklahoma, effective July 6, 2020. OG&E also announced that it will provide broad payment options to customers who repay their past due balances, including a six-month installment plan and the Average Monthly Billing plan which would spread past due balances over a

12-month period. OG&E adjusted its reserve on accounts receivable as of June 30, 2020 in light of the current expected credit loss model (ASU 2016-13) and the COVID-19 pandemic. The adjustment, which was $1.1 million, incorporated concerns of continued slower customer payment due to unemployment. OG&E deferred this credit reserve amount to a regulatory asset, as both the OCC and the APSC issued accounting orders allowing OG&E to seek recovery of incremental bad debt resulting from COVID-19. OG&E will continue to monitor the reserve as it gains better clarity on the impacts of COVID-19 on its customers and business. OG&E is also monitoring customer usage to determine any impact on load forecasts, in terms of both energy and demand usage. While other customer classes have experienced declines due to COVID-19, residential MWh sales have increased by 2.3 percent on a weather-adjusted basis for the six months ended June 30, 2020 compared to the same period in 2019, likely due to more customers spending a higher percentage of time at home as a result of the pandemic. Due to different customer characteristics, the contribution to margin varies by customer class and applicable tariffs. The below table presents a one percent annual gross margin sensitivity by class, based on the gross margin guidance OG&E provided in its 2019 Form 10-K. This analysis only incorporates retail gross margin and excludes transmission and other gross margin sensitivities.

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

APSC Order Regarding COVID-19

On May 27, 2020, the APSC issued an order approving OG&E's request to deviate from the specified terms in the Arkansas General Service Rules and OG&E's Terms and Conditions to allow deferred payment arrangements to be offered to all customer classes and have more flexible payment arrangements. OG&E is also authorized to defer to a regulatory asset certain incremental expenses, such as additional personal protective equipment, increased sanitation efforts at facilities, implementing health-screening processes and securing temporary facilities for potential sequestration of critical operation personnel, and seek future recovery. The APSC found that it is premature to decide at this time the exact recovery mechanism for any utility for COVID-19 related costs.

OCC Public Utility Division Motion Regarding COVID-19

On May 7, 2020, the OCC ordered that the State's utilities, including OG&E, are authorized to record as a regulatory asset any increased bad debt expense, cost associated with expanded payment plans, waived fees and incremental expenses that are directly related to the suspension of or delay in disconnection of service beginning March 15, 2020 until September 2020, unless otherwise ordered by the OCC. The OCC will consider in future proceedings whether each utility's request for recovery of these regulatory assets is reasonable and necessary. The OCC will also consider issues such as the incremental bad debt experienced over normal periods, appropriate period of recovery for any approved amount of regulatory assets, any amounts of carrying costs thereon and other related matters. The OCC also authorized utilities to defer expenses associated with ensuring continuity of service and protecting utility personnel, customers and the general public.

Summary of Operating Results

Three Months Ended June 30, 2020 as compared to the Three Months Ended June 30, 2019

OG&E reported net income of $78.9 million and $74.5 million during three months ended June 30, 2020 and 2019, respectively, an increase of $4.4 million, or 5.9 percent, primarily due to higher gross margin driven by the expiration of the cogeneration credit rider, partially offset by higher depreciation and amortization expense due to additional assets being placed into service and higher interest expense driven by increased long-term debt outstanding.

Six Months Ended June 30, 2020 as compared to the Six Months Ended June 30, 2019

OG&E reported net income of $98.8 million and $94.1 million during the six months ended June 30, 2020 and 2019, respectively, an increase of $4.7 million, or 5.0 percent, primarily due to higher gross margin driven by the expiration of the cogeneration credit rider, partially offset by higher depreciation and amortization expense due to additional assets being placed into service and higher interest expense driven by increased long-term debt outstanding.

2020 Outlook

OG&E's 2020 earnings guidance remains unchanged and is between $346 million to $357 million of net income. The guidance assumes, among other things, normal weather for the year. See OG&E's 2019 Form 10-K for other key factors and assumptions underlying its 2020 earnings guidance.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and six months ended June 30, 2020 and 2019, see "Results of Operations" below.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and six months ended June 30, 2020 as compared to the same periods in 2019 and OG&E's financial position at June 30, 2020. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Operating revenues	$503.5	$513.7	$934.8	$1,003.7
Cost of sales	137.4	178.7	272.4	391.3
Other operation and maintenance	117.7	120.0	238.7	240.3
Depreciation and amortization	97.3	84.3	191.7	166.7
Taxes other than income	25.0	20.1	48.9	44.5
Operating income	126.1	110.6	183.1	160.9
Allowance for equity funds used during construction	1.3	1.2	2.6	2.7
Other net periodic benefit income (expense)	(1.0)	—	(1.5)	0.4
Other income	1.1	1.1	2.6	2.5
Other expense	0.9	0.8	1.4	1.5
Interest expense	39.3	33.3	76.2	65.7
Income tax expense	8.4	4.3	10.4	5.2
Net income	$78.9	$74.5	$98.8	$94.1
Operating revenues by classification:
Residential	$208.4	$186.6	$380.7	$382.0
Commercial	116.1	119.8	210.2	220.1
Industrial	45.7	54.3	88.3	107.9
Oilfield	39.1	49.9	78.1	100.1
Public authorities and street light	41.6	45.8	77.2	87.3
Sales for resale	0.1	0.1	—	0.1
System sales revenues	451.0	456.5	834.5	897.5
Provision for rate refund	(1.0)	(0.5)	(1.6)	(0.6)
Integrated market	8.5	10.3	15.7	17.0
Transmission	39.8	39.8	74.0	75.9
Other	5.2	7.6	12.2	13.9
Total operating revenues	$503.5	$513.7	$934.8	$1,003.7
Reconciliation of gross margin to revenue:
Operating revenues	$503.5	$513.7	$934.8	$1,003.7
Cost of sales	137.4	178.7	272.4	391.3
Gross margin	$366.1	$335.0	$662.4	$612.4
MWh sales by classification (In millions)
Residential	2.2	2.0	4.4	4.4
Commercial	1.5	1.5	3.0	2.9
Industrial	0.9	1.2	2.0	2.3
Oilfield	1.0	1.2	2.1	2.4
Public authorities and street light	0.7	0.7	1.3	1.4
System sales	6.3	6.6	12.8	13.4
Integrated market	0.5	0.3	0.8	0.6
Total sales	6.8	6.9	13.6	14.0
Number of customers	863,234	853,500	863,234	853,500
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	1.907	2.113	1.784	2.527
Coal	1.976	2.067	1.962	1.993
Total fuel	1.764	1.909	1.658	2.118
Total fuel and purchased power	1.921	2.471	1.904	2.672
Degree days (A)
Heating - Actual	302	197	1,951	2,277
Heating - Normal	204	204	2,004	2,004
Cooling - Actual	559	481	582	481
Cooling - Normal	626	626	639	639
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

OG&E's net income increased $4.4 million, or 5.9 percent, and $4.7 million, or 5.0 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. Primary drivers for these increases in net income are further discussed below.
Gross margin increased $31.1 million, or 9.3 percent, and $50.0 million, or 8.2 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in gross margin.

	$ Change
(In millions)	Three Months Ended	Six Months Ended
Price variance (A)	$27.7	$49.9
Quantity impacts (primarily weather) (B)	10.6	4.0
New customer growth	2.6	5.2
Industrial and oilfield sales	(4.6)	(4.7)
Non-residential demand and related revenues	(2.6)	(2.5)
Other	(2.6)	(1.9)
Change in gross margin	$31.1	$50.0
(A)Increased primarily due to the expiration of the cogeneration credit rider in the second half of 2019.
(B)Increased primarily due to a 16.2 percent increase in cooling degree days for the three months ended June 30, 2020. Increased primarily due to a 21.0 percent increase in cooling degree days, partially offset by a 14.3 decrease in heating degree days for the six months ended June 30, 2020.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $41.3 million, or 23.1 percent, and $118.9 million, or 30.4 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in cost of sales.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Fuel expense (A)	$5.4	$(33.5)	8.0%	(21.2)%
Purchased power costs:
Purchases from SPP (B)	(45.6)	(77.9)	(62.8)%	(50.3)%
Cogeneration (C)	(4.5)	(11.7)	(100.0)%	(100.0)%
Wind (D)	1.9	4.1	12.9%	15.0%
Transmission expense	1.5	0.1	9.1%	0.3%
Change in cost of sales	$(41.3)	$(118.9)
(A)Increased primarily due to higher fuel usage related to the generating assets utilized and decreased primarily due to lower fuel costs related to the generating assets utilized during the three and six months ended June 30, 2020, respectively.
(B)Decreased primarily due to lower market prices as a result of decreased fuel costs for generators for the three and six months ended June 30, 2020.
(C)Decreased primarily due to the expiration of cogeneration contracts in 2019.
(D)Increased primarily due to increases of 18.2 percent and 17.4 percent in MWs purchased during the three and six months ended June 30, 2020, respectively.

Other operation and maintenance expense decreased $2.3 million, or 1.9 percent, and $1.6 million, or 0.7 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in other operation and maintenance expense.

	$ Change		% Change
(In millions)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Contract technical and construction services	$(3.9)	$(6.2)	(26.7)%	(24.0)%
Other	(1.6)	(2.8)	(1.6)%	(1.3)%
New expenses related to River Valley power plant (A)	3.2	7.4	*	*
Change in other operation and maintenance expense (B)	$(2.3)	$(1.6)
* Change is greater than 100 percent variance.
(A)Additional other operation and maintenance expenses related to the purchase of the River Valley plant are primarily recovered through a rider mechanism, as approved by the OCC in 2019.
(B)Certain incremental expenses incurred by OG&E related to its COVID-19 response have been deferred and are included in the regulatory assets and liabilities table in Note 1 within "Item 1. Financial Statements."

Depreciation and amortization expense increased $13.0 million, or 15.4 percent, and $25.0 million, or 15.0 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to additional assets being placed into service and depreciation expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Taxes other than income increased $4.9 million, or 24.4 percent, and $4.4 million, or 9.9 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to increased ad valorem taxes.

Interest on long-term debt increased $7.0 million, or 22.0 percent, and $11.0 million, or 17.1 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to increased long-term debt outstanding and interest expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Income tax expense increased $4.1 million, or 95.3 percent, and $5.2 million, or 100.0 percent, during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to higher pretax income and reduced tax credit generation.

Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2019 Form 10-K.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended
	June 30,		2020 vs. 2019
(Dollars in millions)	2020	2019	$ Change	% Change
Net cash provided from operating activities (A)	$223.9	$74.0	$149.9	*
Net cash used in investing activities (B)	$(280.8)	$(314.5)	$33.7	(10.7)%
Net cash provided from financing activities (C)	$124.4	$240.5	$(116.1)	(48.3)%
* Change is greater than 100 percent variance.
(A)Increased primarily due to a decrease in vendor payments, including for fuel and purchased power.
(B)Decreased primarily due to environmental projects being completed and placed into service as well as fewer plant outages in 2020.
(C)Decreased primarily due to changes in cash advances with parent, partially offset by the payment of long-term debt in January 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at June 30, 2020 compared to December 31, 2019.

Cash and Cash Equivalents increased $67.5 million, primarily due to normal business operations and holding of short-term borrowings. OG&E expects to use the cash over time for general corporate purposes.

Accounts Receivable and Accrued Unbilled Revenues increased $34.2 million, or 15.7 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in June 2020 as compared to December 2019, as well as increased customer balances due to the disconnection moratorium related to COVID-19, as discussed in "Recent Developments - COVID-19 Pandemic."

Advances to Parent increased $92.8 million, or 30.4 percent, primarily due to an increase in cash from customers and proceeds from long-term debt in April 2020, partially offset by daily operational expenses and capital expenditures.

Fuel Clause Under Recoveries decreased $39.5 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Assets increased $6.8 million, or 34.7 percent, primarily due to an increase in under-recovered riders.

Accounts Payable decreased $45.0 million, or 25.7 percent, primarily due to the timing of vendor payments and lower fuel costs.

Accrued Taxes increased $4.3 million, or 10.3 percent, primarily resulting from deferment of the employer portion of FICA payroll taxes as allowed by the CARES Act and the timing of ad valorem payments, partially offset by tax accruals.

Fuel Clause Over Recoveries increased $32.4 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Liabilities decreased $23.9 million, or 36.7 percent, primarily due to changes in amounts owed to customers which includes an $18.3 million reduction in SPP reserves related to the transmission formula rate.

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

Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At June 30, 2020, there were $397.6 million in advances to OGE Energy compared to $304.8 million at December 31, 2019. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. The following table highlights OG&E's short-term debt activity as of June 30, 2020.

(Dollars in millions)	June 30, 2020
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

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

On July 27, 2020, S&P's Global Ratings issued their annual update for OG&E, indicating their issuer credit rating, commercial paper rating and outlook for OG&E are unchanged from those affirmed on April 3, 2020.

On June 24, 2020, Moody's Investors Service issued an opinion to update its credit analysis for OGE Energy and OG&E, in light of COVID-19 developments. Moody's Investors Service indicated it expects OGE Energy and its subsidiaries, including OG&E, to be resilient to recessionary pressures related to COVID-19 because of OGE Energy's and OG&E's primary rate regulated, essential service business model and cost recovery framework. Nevertheless, Moody's Investors Service indicated it is watching for electric usage declines, utility bill payment delinquency and the regulatory response to counter these effects on earnings and cash flow. Further, Moody's Investor Service indicated that the effects of the pandemic could result in financial metrics that are weaker than expected but see these issues as temporary and not reflective of the core operations or long-term financial or credit profile of OGE Energy and OG&E. Moody's Investor Service indicated that it views OG&E's regulatory relationships in Oklahoma as generally supportive and is a key credit driver for both OGE Energy and OG&E. Additionally, while Enable's quarterly distribution reduction is credit negative, Moody's Investor Service indicated OGE Energy's financial metrics are expected to remain solid.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 Cross-State Air Pollution Rule. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The 2016 rule reduces the 2011 Cross-State Air Pollution Rule emissions cap for all of OG&E's coal and gas facilities (except the River Valley and Frontier facilities which were not owned by OG&E until 2019) by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that partially remanded the Cross-State Air Pollution Rule update and also deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. Subsequently, all of OG&E's judicial challenges were voluntarily dismissed, but the administrative petitions for reconsideration remain pending at the EPA. The EPA has proposed to conduct a rulemaking which may include emission reduction requirements for electric generating units.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. OG&E complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E's coal units. On April 16, 2020, the EPA released a final rule which reconsidered certain elements of the 2012 rule in response to litigation in the D.C. Circuit Court. In the final rule, the EPA concluded that it is not "appropriate and necessary" to regulate MATS-related emissions from coal-fired units. Nonetheless, the EPA retained the emissions limits that were established in the 2012 rule, which remains in effect today. Petitions for judicial review of the final May 2020 rule have been filed at the D.C. Circuit Court.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of June 30, 2020, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations. Several processes are under way to designate areas in Oklahoma as attaining or not attaining revised NAAQS.

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

Regional Haze Regulation - Second Planning Period

In January 2017, the EPA finalized a rule that would revise certain provisions of the Regional Haze Rule. Notably, the EPA extended the due date for the second Regional Haze implementation period by three years to 2021 and made changes to the provisions for impacts to national parks and other protected wilderness areas. Petitions for Reconsideration to the EPA were filed by industry groups. While not acting on the petitions, the EPA announced on January 17, 2018 that it intends to commence a notice-and-comment rulemaking revisiting certain aspects of the rule. During 2019, the EPA released technical resources to assist states in developing SIPs, including a significant non-binding guidance document and updated atmospheric modeling which will allow states to better account for international emissions affecting regional haze in the U.S. On July 1, 2020, the Oklahoma Department of Environmental Quality notified OG&E that the Horseshoe Lake generating units are to be included in the state's evaluation of visibility impairment impacts to the Wichita Mountains. OG&E will have to conduct an analysis of all potential control measures for NOx on these units. The Oklahoma Department of Environmental Quality will identify any cost-effective control measures in a Regional Haze SIP, to be submitted to the EPA for approval by July 31, 2021. It is unknown at this time what the outcome, or any potential material impacts, will be from the evaluations by OG&E, the Oklahoma Department of Environmental Quality and the EPA.

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

Vegetation Management

On July 10, 2020, the U.S. Department of Agriculture – Forest Service published a final rule which updates procedures for creating operating plans and agreements for powerline facility maintenance and vegetation management within and abutting the linear boundary of a special use authorization for a powerline facility within Forest Service lands. This rule codifies the memorandum of understanding between utilities such as OG&E and the Forest Service regarding vegetation management best practices. All companies will be required to have an approved operating plan or agreement with the Forest Service. OG&E will be required to submit a draft operating plan to the Forest Service by August 10, 2023 for ongoing maintenance and vegetation management activities located within the Ozark National Forest in Arkansas.

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

While remote work arrangements were implemented in response to the COVID-19 pandemic, OG&E believes there have been no material changes to the processes and procedures that impact financial reporting. OG&E continues to monitor potential internal control impacts of COVID-19 and plan accordingly to ensure the effectiveness of OG&E's internal controls over financial reporting and disclosures.

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

The outbreak of COVID-19 is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. Efforts to control the spread of COVID-19 have also resulted in remote work arrangements, increased unemployment, customer slow payment or non-payment and decreased commercial and industrial load. We expect these particular COVID-19 impacts will likely continue in the near future. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our results of operations, financial condition and prospects. However, an extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects.

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

August 5, 2020