Form 10-Q
period 2020-09-30
OKLAHOMA GAS & ELECTRIC CO
filed 2020-11-05
CIK 74145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

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

At September 30, 2020, there were 40,378,745 shares of common stock, par value $2.50 per share, outstanding, all of which were held by OGE Energy Corp. There were no other shares of capital stock of the registrant outstanding at such date.

OKLAHOMA GAS AND ELECTRIC COMPANY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
OPERATING REVENUES
Revenues from contracts with customers	$687.8	$739.2	$1,600.2	$1,717.7
Other revenues	14.3	16.2	36.7	41.4
Operating revenues	702.1	755.4	1,636.9	1,759.1
COST OF SALES	209.1	234.0	481.5	625.3
OPERATING EXPENSES
Other operation and maintenance	110.1	130.0	348.8	370.3
Depreciation and amortization	100.5	94.1	292.2	260.8
Taxes other than income	23.9	22.3	72.8	66.8
Operating expenses	234.5	246.4	713.8	697.9
OPERATING INCOME	258.5	275.0	441.6	435.9
OTHER INCOME (EXPENSE)
Allowance for equity funds used during construction	1.1	1.0	3.7	3.7
Other net periodic benefit expense	(1.3)	(0.7)	(2.8)	(0.3)
Other income	1.1	2.0	3.7	4.5
Other expense	(0.3)	(2.4)	(1.7)	(3.9)
Net other income	0.6	(0.1)	2.9	4.0
INTEREST EXPENSE
Interest on long-term debt	38.7	37.5	114.1	101.9
Allowance for borrowed funds used during construction	(0.5)	(0.6)	(1.5)	(2.2)
Interest on short-term debt and other interest charges	1.3	1.1	3.1	4.0
Interest expense	39.5	38.0	115.7	103.7
INCOME BEFORE TAXES	219.6	236.9	328.8	336.2
INCOME TAX EXPENSE	20.1	9.7	30.5	14.9
NET INCOME	$199.5	$227.2	$298.3	$321.3
Other comprehensive income, net of tax	—	—	—	—
COMPREHENSIVE INCOME	$199.5	$227.2	$298.3	$321.3

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$298.3	$321.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	292.2	260.8
Deferred income taxes and investment tax credits, net	23.9	8.7
Allowance for equity funds used during construction	(3.7)	(3.7)
Stock-based compensation expense	2.2	3.7
Regulatory assets	(8.5)	(48.1)
Regulatory liabilities	(48.6)	(32.1)
Other assets	(3.2)	2.8
Other liabilities	(27.6)	1.1
Change in certain current assets and liabilities:
Accounts receivable and accrued unbilled revenues, net	(62.4)	(78.6)
Fuel, materials and supplies inventories	(2.0)	8.0
Fuel recoveries	74.3	(44.8)
Other current assets	(5.8)	8.9
Accounts payable	(59.6)	(54.1)
Income taxes payable - parent	9.6	2.6
Other current liabilities	(0.7)	(13.1)
Net cash provided from operating activities	478.4	343.4
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (less allowance for equity funds used during construction)	(419.7)	(476.5)
Net cash used in investing activities	(419.7)	(476.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(75.0)	—
Proceeds from long-term debt	297.1	296.4
Payment of long-term debt	(0.1)	(250.0)
Changes in advances with parent	(248.7)	99.9
Net cash provided from (used in) financing activities	(26.7)	146.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	32.0	13.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32.0	$13.2

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions)	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32.0	$—
Accounts receivable, less reserve of $2.6 and $1.5, respectively	209.0	153.8
Accrued unbilled revenues	71.9	64.7
Advances to parent	293.9	304.8
Fuel inventories	36.5	46.3
Materials and supplies, at average cost	107.0	90.6
Fuel clause under recoveries	—	39.5
Other	25.4	19.6
Total current assets	775.7	719.3
OTHER PROPERTY AND INVESTMENTS	4.4	4.7
PROPERTY, PLANT AND EQUIPMENT
In service	13,109.1	12,765.0
Construction work in progress	128.9	141.6
Total property, plant and equipment	13,238.0	12,906.6
Less: accumulated depreciation	4,010.1	3,868.1
Net property, plant and equipment	9,227.9	9,038.5
DEFERRED CHARGES AND OTHER ASSETS
Regulatory assets	301.6	306.0
Other	13.7	8.1
Total deferred charges and other assets	315.3	314.1
TOTAL ASSETS	$10,323.3	$10,076.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	September 30,	December 31,
(In millions)	2020	2019
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$112.4	$175.0
Customer deposits	82.4	83.0
Accrued taxes	70.7	41.9
Accrued interest	40.4	37.9
Accrued compensation	24.4	29.5
Fuel clause over recoveries	39.6	4.8
Other	38.8	65.1
Total current liabilities	408.7	437.2
LONG-TERM DEBT	3,493.9	3,195.2
DEFERRED CREDITS AND OTHER LIABILITIES
Accrued benefit obligations	115.0	133.3
Deferred income taxes	996.2	951.4
Deferred investment tax credits	10.2	7.1
Regulatory liabilities	1,199.4	1,223.5
Other	166.1	170.6
Total deferred credits and other liabilities	2,486.9	2,485.9
Total liabilities	6,389.5	6,118.3
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDER'S EQUITY
Common stockholder's equity	1,038.8	1,036.6
Retained earnings	2,895.0	2,921.7
Total stockholder's equity	3,933.8	3,958.3
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$10,323.3	$10,076.6

The accompanying Notes to Condensed Financial Statements are an integral part hereof.

OKLAHOMA GAS AND ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Unaudited)

(In millions)	Shares Outstanding	Common Stock	Premium on Common Stock	Retained Earnings	Total
Balance at December 31, 2019	40.4	$100.9	$935.7	$2,921.7	$3,958.3
Net income	—	—	—	19.9	19.9
Stock-based compensation	—	—	0.9	—	0.9
Balance at March 31, 2020	40.4	$100.9	$936.6	$2,941.6	$3,979.1
Net income	—	—	—	78.9	78.9
Dividends declared on common stock	—	—	—	(75.0)	(75.0)
Stock-based compensation	—	—	0.7	—	0.7
Balance at June 30, 2020	40.4	$100.9	$937.3	$2,945.5	$3,983.7
Net income	—	$—	$—	$199.5	$199.5
Dividends declared on common stock	—	—	—	(250.0)	(250.0)
Stock-based compensation	—	—	0.6	—	0.6
Balance at September 30, 2020	40.4	$100.9	$937.9	$2,895.0	$3,933.8

Balance at December 31, 2018	40.4	$100.9	$930.9	$2,571.5	$3,603.3
Net income	—	—	—	19.6	19.6
Stock-based compensation	—	—	1.0	—	1.0
Balance at March 31, 2019	40.4	$100.9	$931.9	$2,591.1	$3,623.9
Net income	—	—	—	74.5	74.5
Stock-based compensation	—	—	1.0	—	1.0
Balance at June 30, 2019	40.4	$100.9	$932.9	$2,665.6	$3,699.4
Net income	—	—	—	227.2	227.2
Stock-based compensation	—	—	1.6	—	1.6
Balance at September 30, 2019	40.4	$100.9	$934.5	$2,892.8	$3,928.2

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

In the opinion of management, all adjustments necessary to fairly present the financial position of OG&E at September 30, 2020 and December 31, 2019, the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019 have been included and are of a normal, recurring nature except as otherwise disclosed. Management also has evaluated the impact of events occurring after September 30, 2020 up to the date of issuance of these Condensed Financial Statements, and these statements contain all necessary adjustments and disclosures resulting from that evaluation.

Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The Condensed Financial Statements and Notes thereto should be read in conjunction with the audited Financial Statements and Notes thereto included in OG&E's 2019 Form 10-K.

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

The following table is a summary of OG&E's regulatory assets and liabilities.

	September 30,	December 31,
(In millions)	2020	2019
REGULATORY ASSETS
Current:
SPP cost tracker under recovery (A)	$4.6	$—
Generation Capacity Replacement rider under recovery (A)	1.2	3.7
Fuel clause under recoveries	—	39.5
Other (A)	9.7	5.5
Total current regulatory assets	$15.5	$48.7
Non-current:
Benefit obligations regulatory asset	$150.2	$167.2
Deferred storm expenses	70.2	65.5
Sooner Dry Scrubbers	19.9	20.6
Smart Grid	13.1	18.4
Unamortized loss on reacquired debt	9.9	10.6
Arkansas deferred pension expenses	8.4	8.0
Pension tracker	8.1	2.3
COVID-19 deferred expenses	4.9	—
Other	16.9	13.4
Total non-current regulatory assets	$301.6	$306.0
REGULATORY LIABILITIES
Current:
Fuel clause over recoveries	$39.6	$4.8
Oklahoma demand program rider over recovery (B)	5.8	2.0
Reserve for tax refund and interim surcharge (B)	1.3	12.7
SPP cost tracker over recovery (B)	—	2.6
Other (B)	4.9	6.9
Total current regulatory liabilities	$51.6	$29.0
Non-current:
Income taxes refundable to customers, net	$875.5	$899.2
Accrued removal obligations, net	318.9	318.5
Other	5.0	5.8
Total non-current regulatory liabilities	$1,199.4	$1,223.5
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

Allowance for Uncollectible Accounts Receivable

Customer balances are generally written off if not collected within six months after the final billing date. The allowance for uncollectible accounts receivable for OG&E is generally calculated by multiplying the last six months of electric revenue by the provision rate, which is based on a 12-month historical average of actual balances written off and is adjusted for current conditions and supportable forecasts as necessary. To the extent the historical collection rates, when incorporating forecasted conditions, are not representative of future collections, there could be an effect on the amount of uncollectible expense recognized, such as in response to COVID-19 impacts. Also, a portion of the uncollectible provision related to fuel within the Oklahoma jurisdiction is being recovered through the fuel adjustment clause. The allowance for uncollectible accounts receivable is a reduction to Accounts Receivable in the Condensed Balance Sheets and is included in the Other Operation and Maintenance in the Condensed Statements of Income.

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

OG&E considered COVID-19 pandemic impacts when calculating its reserve on accounts receivable as of September 30, 2020, as further discussed in "Item 2. Management's Discussion and Analysis - Recent Developments."

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Residential	$294.9	$318.9	$664.6	$692.4
Commercial	156.7	172.9	361.0	383.7
Industrial	59.3	66.8	145.5	172.0
Oilfield	50.6	58.6	127.2	156.9
Public authorities and street light	57.8	65.7	133.1	150.2
System sales revenues	619.3	682.9	1,431.4	1,555.2
Provision for rate refund	4.8	(2.3)	3.2	(2.9)
Integrated market	18.0	12.8	33.7	29.8
Transmission	35.0	36.7	109.0	112.6
Other	10.7	9.1	22.9	23.0
Revenues from contracts with customers	$687.8	$739.2	$1,600.2	$1,717.7

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

OGE Energy charged operating costs to OG&E of $32.7 million and $37.0 million during the three months ended September 30, 2020 and 2019, respectively, and $107.5 million and $109.9 million during the nine months ended September 30, 2020 and 2019, respectively.

Enable provides gas transportation services to OG&E pursuant to an agreement that grants Enable the responsibility of delivering natural gas to OG&E's generating facilities and performing an imbalance service. With this imbalance service, in accordance with the cash-out provision of the contract, OG&E purchases gas from Enable when Enable's deliveries exceed OG&E's pipeline receipts. Enable purchases gas from OG&E when OG&E's pipeline receipts exceed Enable's deliveries. The following table summarizes related party transactions between OG&E and Enable during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Operating revenues:
Electricity to power electric compression assets	$4.5	$4.5	$11.7	$12.1
Cost of sales:
Natural gas transportation services	$9.3	$9.4	$23.4	$33.5
Natural gas purchases (sales)	$3.2	$(1.1)	$2.2	$(5.4)

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

OG&E had no financial instruments measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019. The following table summarizes the carrying amount and fair value of OG&E's financial instruments at September 30, 2020 and December 31, 2019.

	September 30,		December 31,
	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Classification
Long-term Debt (including Long-term Debt due within one year):
Senior Notes	$3,349.0	$4,116.5	$3,050.3	$3,500.4	Level 2
Industrial Authority Bonds	$135.4	$135.4	$135.4	$135.4	Level 2
Tinker Debt	$9.5	$10.6	$9.5	$10.0	Level 3

6.Stock-Based Compensation

The following table summarizes OG&E's pre-tax compensation expense and related income tax benefit during the three and nine months ended September 30, 2020 and 2019 related to OGE Energy's performance units and restricted stock units for OG&E employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Performance units:
Total shareholder return	$0.5	$0.8	$1.8	$2.3
Earnings per share	—	0.8	0.1	1.1
Total performance units	0.5	1.6	1.9	3.4
Restricted stock units	0.1	0.1	0.3	0.3
Total compensation expense	$0.6	$1.7	$2.2	$3.7
Income tax benefit	$0.2	$0.4	$0.6	$0.9

During the three and nine months ended September 30, 2020, OGE Energy purchased 150,000 and 405,000 shares of its common stock, respectively, and 89,225 of these shares were used during March 2020 to satisfy payouts of earned performance units to OG&E employees pursuant to OGE Energy's Stock Incentive Plan. OGE Energy intends to use the remaining shares to satisfy payouts of earned performance units and restricted stock unit grants pursuant to its Stock Incentive Plan. The shares were purchased at an average cost of $38.04 and $33.14 per share on the open market during March 2020 and August 2020, respectively.

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

8.Long-Term Debt

At September 30, 2020, OG&E was in compliance with all of its debt agreements.

Industrial Authority Bonds

OG&E has tax-exempt pollution control bonds with optional redemption provisions that allow the holders to request repayment of the bonds on any business day. The bonds, which can be tendered at the option of the holder during the next 12 months, are included in the following table.

Series			Date Due	Amount
				(In millions)
0.30%	-	5.35%	Garfield Industrial Authority, January 1, 2025	$47.0
0.33%	-	4.31%	Muskogee Industrial Authority, January 1, 2025	32.4
0.30%	-	5.35%	Muskogee Industrial Authority, June 1, 2027	56.0
Total (redeemable during next 12 months)				$135.4

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

9.Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At September 30, 2020, there were $0.3 million supporting letters of credit outstanding at a weighted-average interest rate of 1.15 percent. There were no outstanding commercial paper borrowings at September 30, 2020.

At September 30, 2020, there were $293.9 million in advances to OGE Energy compared to $304.8 million at December 31, 2019. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. At September 30, 2020, there were no intercompany borrowings under this agreement.

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

10.Retirement Plans and Postretirement Benefit Plans

In accordance with ASC Topic 715, "Compensation - Retirement Benefits," a one-time settlement charge is required to be recorded by an organization when lump sum payments or other settlements that relieve the organization from the responsibility for the pension benefit obligation during the plan year exceed the service cost and interest cost components of the organization's net periodic pension cost. During the nine months ended September 30, 2020, OG&E experienced an increase in both the number of employees electing to retire and the amount of lump sum payments paid to such employees upon retirement, which resulted in OG&E recording pension settlement charges of $10.8 million. The pension settlement charge did not require a cash outlay by OG&E and did not increase OG&E's total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Net Periodic Benefit Cost

The following table presents the net periodic benefit cost components, before consideration of capitalized amounts, of OG&E's portion of OGE Energy's Pension Plan, Restoration of Retirement Income Plan and postretirement benefit plans that are included in the Condensed Financial Statements. Service cost is presented within Other Operation and Maintenance, and the remaining net periodic benefit cost components as listed in the table below are presented within Other Net Periodic Benefit Expense in OG&E's Condensed Statements of Income. OG&E recovers specific amounts of pension and postretirement medical costs in rates approved in its Oklahoma rate reviews. In accordance with approved orders, OG&E defers the difference between actual pension and postretirement medical expenses and the amount approved in its last Oklahoma rate review as a regulatory asset or regulatory liability. These amounts have been recorded in the Pension tracker in the regulatory assets and liabilities table in Note 1 and within Other Net Periodic Benefit Expense in OG&E's Condensed Statements of Income.

	Pension Plan				Restoration of Retirement Income Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$2.3	$2.3	$6.8	$6.7	$—	$—	$0.1	$0.1
Interest cost	3.2	3.5	10.0	11.7	—	—	0.1	0.1
Expected return on plan assets	(7.0)	(7.2)	(20.9)	(20.7)	—	—	—	—
Amortization of net loss	3.0	3.3	9.0	9.7	0.1	0.1	0.3	0.3
Settlement cost	10.3	1.7	10.3	12.9	0.5	0.3	0.5	0.3
Total net periodic benefit cost	11.8	3.6	15.2	20.3	0.6	0.4	1.0	0.8
Plus: Amount allocated from OGE Energy	1.5	0.9	2.5	3.5	0.2	0.2	0.8	0.4
Net periodic benefit cost	$13.3	$4.5	$17.7	$23.8	$0.8	$0.6	$1.8	$1.2

In addition to the net periodic benefit cost amounts recognized, as presented in the table above, for the Pension and Restoration of Retirement Income Plans for the three and nine months ended September 30, 2020 and 2019, OG&E recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Increase (decrease) of pension expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)(B)	$2.4	$1.5	$5.7	$(0.2)
Deferral of pension expense related to pension settlement charges:
Oklahoma jurisdiction (A)(B)	$10.8	$2.3	$11.1	$14.0
Arkansas jurisdiction (A)(B)	$1.0	$0.2	$1.0	$1.3
(A)Included in the pension regulatory asset or liability in each jurisdiction, as indicated in the regulatory assets and liabilities table in Note 1.
(B)Includes a portion of OGE Energy's pension expense.

	Postretirement Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.8	1.1	2.4	3.2
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.3)
Amortization of net loss	0.5	0.6	1.6	1.7
Amortization of unrecognized prior service cost (A)	(1.5)	(1.6)	(4.6)	(4.6)
Total net periodic benefit cost	(0.6)	(0.3)	(1.7)	(0.9)
Plus: Amount allocated from OGE Energy	(0.2)	(0.2)	(0.6)	(0.5)
Net periodic benefit cost	$(0.8)	$(0.5)	$(2.3)	$(1.4)
(A)Unamortized prior service cost is amortized on a straight-line basis over the average remaining service period to the first eligibility age of participants who are expected to receive a benefit and are active at the date of the plan amendment.

In addition to the net periodic benefit income amounts recognized, as presented in the table above, for the postretirement benefit plans for the three and nine months ended September 30, 2020 and 2019, OG&E recognized the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Increase of postretirement expense to maintain allowed recoverable amount in Oklahoma jurisdiction (A)(B)	$0.4	$0.1	$1.2	$0.9
(A)Included in the Pension tracker, as presented in the regulatory assets and liabilities table in Note 1.
(B)Includes a portion of OGE Energy's pension expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Capitalized portion of net periodic pension benefit cost	$0.8	$0.7	$2.3	$2.2
Capitalized portion of net periodic postretirement benefit cost	$—	$—	$0.1	$0.1

Pension Plan Funding

In August 2020, OGE Energy contributed $20.0 million to its Pension Plan, of which $5.0 million was attributed to OG&E. No additional contributions are expected in 2020.

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

Completed Regulatory Matters

APSC Proceedings

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On February 28, 2020, the APSC approved a settlement agreement among OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General providing for a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year.

Order Regarding COVID-19

On April 10, 2020, the APSC issued Order No. 1 related to COVID-19 and the provision of safe, adequate and reliable utility service at just and reasonable rates. Among other things, the APSC ordered the suspension of customer disconnects for non-payment during the pendency of the Arkansas Governor's emergency declaration or until the directive is rescinded by the APSC, neither of which have occurred yet, although the APSC has requested comments as to whether the moratorium should be lifted. The order encourages companies to provide reasonable payment arrangements once the suspension is lifted. The APSC also authorized utilities to establish regulatory assets to record costs resulting from the suspension of disconnections. These regulatory assets will be reviewed in future proceedings for reasonableness. The APSC ordered the General Staff of the APSC to consult with utilities to create a quarterly report to be used to report the costs incurred and saved that have been booked to the regulatory asset. OG&E is monitoring the regulatory activity regarding COVID-19 at the APSC and will consider the request for additional regulatory action by the APSC as needed.

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

Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing initiated an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. OG&E had been reserving the amounts collected through the interim surcharge, pending APSC approval of OG&E's filing. A hearing on the merits was held in December 2019. Parties submitted additional briefs to the APSC in March 2020, which were requested due to certain intervenors questioning whether a company can utilize an environmental compliance plan rider while also being regulated under a formula rate plan. The APSC Staff concurred with OG&E that the rider may run concurrently with a formula rate plan, and the Arkansas Attorney General and other intervenors were in opposition. On July 31, 2020, OG&E's request to recover its investment for these environmentally mandated costs through the interim surcharge was not approved, as the APSC indicated OG&E could otherwise recover this investment, such as through the Formula Rate Plan Rider. As of September 30, 2020, OG&E has returned $5.3 million to customers that had been reserved for refund and has included those costs for recovery in its 2020 Formula Rate Plan filing.

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

OG&E cannot predict the outcome of this proceeding based on currently available information, and as of September 30, 2020 and at present time, OG&E has not reserved an amount for a potential refund. If the reversal of the July 2016 FERC order remains intact, OG&E estimates it would be required to refund $13.0 million, which is net of amounts paid to other utilities for upgrades and would be subject to interest at the FERC-approved rate. If refunds were required, recovery of these upgrade credits would shift to future periods. Of the $13.0 million, OG&E would be impacted by $5.0 million in expense that initially benefited OG&E in 2016, and OG&E customers would incur a net impact of $8.0 million in expense through rider mechanisms or the FERC formula rate.

On January 31, 2020, the FERC acted on an SPP proposal to eliminate Attachment Z2 revenue crediting and replace it with a different rate mechanism that would provide project sponsors, such as OG&E, the same level of recovery, and rejected the proposal to the extent it would limit recovery to the amount of the upgrade sponsor's directly assigned upgrade costs with interest. The SPP resubmitted a proposal on April 29, 2020 without this limited recovery, and with the alternative rate mechanism, and the FERC approved it on June 30, 2020, effective July 1, 2020. No party sought rehearing of the order, and it is now final. This order would only prospectively impact OG&E and its recovery of any future upgrade costs that it may incur as a project sponsor. All of the existing projects that are eligible to receive revenue credits under Attachment Z2, which includes the $13.0 million at issue in OG&E's appeal as discussed above, will continue to do so.

APSC Proceedings

Arkansas 2020 Formula Rate Plan Filing

On October 1, 2020, OG&E filed its third evaluation report under its Formula Rate Plan. If approved, new rates will be effective April 1, 2021.

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

Disconnection Procedures Related to COVID-19

On September 17, 2020, the APSC issued Order No. 9 inviting comments from all jurisdictional utilities and any other interested stakeholders on specific questions related to whether a moratorium on service terminations should be lifted and if so, how the resumption of disconnections should occur. The APSC also ordered utilities to submit a detailed "Transitional Plan" outlining how utilities propose to reinstate routine service disconnection activities and collection of past due amounts once the moratorium is lifted. OG&E submitted its proposed Transitional Plan on October 14, 2020. The APSC General Staff is directed to file reports addressing the adequacy of Investor Owned Utilities' Transitional Plans by November 5, 2020.

Arkansas Solar

On July 29, 2020, OG&E submitted its application for a Certificate of Public Convenience and Necessity to construct and operate a five megawatt solar generation facility near Branch, Arkansas. On September 30, 2020, the parties reached a unanimous settlement agreement relating to the filing. The terms of the settlement, which is subject to approval by the APSC, are as follows: (i) parties agree that OG&E has complied with Arkansas law and rules of practice and procedure and recommend granting a Certificate of Public Convenience and Necessity for the construction, ownership and operation of the project and associated tariffs; (ii) OG&E agrees that it would not seek cost recovery until its next general rate review or Formula Rate Plan filing; (iii) OG&E agrees to keep detailed records of final cost, for review at such time that cost recovery is sought, including all cost variance estimates, whereby a determination of prudency of cost may be made; and (iv) OG&E agrees to reserve 50 percent of the total expected energy produced for residential customers for the first 90 days of the program's initial subscription period. OG&E is awaiting a final order from the APSC, which is expected by the end of November 2020.

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

On October 5, 2020, OG&E filed a Joint Stipulation and Settlement Agreement that included the following key terms: (i) cost recovery through a rider mechanism will be limited to projects placed in service in 2020 and 2021, capped at a revenue requirement of $7.0 million annually and only include communication, automation and technology systems projects; (ii) no operation and maintenance expense will be included in the rider mechanism; (iii) the rider mechanism will terminate by the issuance of a final order in OG&E's next general rate review or October 31, 2022, whichever occurs first; (iv) the rider mechanism rate of return will be capped at OG&E's current cost of capital; and (v) all cost recovery is subject to true-up and refund in OG&E's next general rate review. On October 8, 2020, a hearing on the agreement was held. The Administrative Law Judge recommended approval of the Joint Stipulation and Settlement Agreement and directed OG&E to prepare a draft order, on which the OCC is scheduled to deliberate on November 5, 2020.

Any capital investment falling outside the criteria of the rider mechanism will be included in OG&E's next general rate review for recovery.

2019 Oklahoma Fuel Prudency

On June 16, 2020, the Public Utility Division Staff filed their application initiating the review of the 2019 fuel adjustment clause and prudence review and on October 7, 2020, filed their recommendation for a finding of prudency for calendar year 2019. A hearing on the merits is scheduled for December 3, 2020.

Oklahoma Retail Electric Supplier Certified Territory Act Causes

Several rural electric cooperative electricity suppliers have filed complaints with the OCC alleging that OG&E has violated the Oklahoma Retail Electric Supplier Certified Territory Act. OG&E believes it is lawfully serving customers specifically exempted from this act and has presented evidence and testimony to the OCC supporting its position. There have been five complaint cases initiated at the OCC, and the OCC has issued decisions on each of them. The OCC ruled in favor of the electric cooperatives in three of those cases and ruled in favor of OG&E in two of those cases. All five of those cases have been appealed to the Oklahoma Supreme Court, where they have been made companion cases but will be individually briefed and have individual final decisions.

If the Oklahoma Supreme Court ultimately were to find that some or all of the customers being served are not exempted from the Oklahoma Retail Electric Supplier Certified Territory Act, OG&E would have to evaluate the recoverability of some plant investments made to serve these customers. The total amount of OG&E's plant investments made to serve the customers in all five cases is approximately $28.0 million, of which $11.7 million applies to the three cases where the OCC ruled in favor of the electric cooperatives. In addition to the evaluation of the recoverability of the investments, OG&E may also be required to reimburse certified territory suppliers for an amount of lost revenue. The amount of such lost revenue would depend on how the OCC calculates the revenue requirement but could range from approximately $13.0 million to $20.0 million for all five cases, of which $1.1 million to $1.8 million would apply to the three cases where the OCC ruled in favor of the electric cooperatives.

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

•OG&E's top priority is to protect its employees and their families, as well as its customers. OG&E is taking all precautionary measures as directed by health authorities and local and national governments. OG&E continues to monitor the outbreak of COVID-19 and whether any occupancy reductions or closures are necessary to help ensure the health and safety of its employees and customers. In order to promote the safety of OG&E's employees and the continuity of utility service, OG&E implemented health-screening processes and increased sanitation efforts at its facilities and secured additional personal protective equipment, among other additional measures taken. The OCC and the APSC both issued accounting orders allowing OG&E to defer these incremental costs incurred for recovery.
•As a precautionary measure in order to increase OGE Energy's cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, OGE Energy entered into a one-year $75.0 million term loan agreement in April 2020. The full $75.0 million was repaid in September 2020. Further, OG&E issued $300.0 million in senior notes in April 2020.
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
•OG&E voluntarily suspended all disconnects for nonpayment, effective March 16, 2020, and on June 25, 2020 announced that it would reinstate disconnects for nonpayment in Oklahoma, effective July 6, 2020. OG&E also announced that it will provide broad payment options to customers who repay their past due balances, including a six-month installment plan and the Average Monthly Billing plan which would spread past due balances over a 12-month period. The Arkansas disconnection moratorium is still in place. OG&E adjusted its reserve on accounts receivable as of September 30, 2020 in light of the current expected credit loss model (ASU 2016-13) and the COVID-19 pandemic. The adjustment, which was $1.0 million, incorporated concerns of continued slower customer payment due to unemployment. OG&E deferred this credit reserve amount to a regulatory asset, as both the OCC and the APSC issued accounting orders allowing OG&E to seek recovery of incremental bad debt resulting from COVID-19. OG&E will continue to monitor the reserve as it gains better clarity on the impacts of COVID-19 on its customers and business.
•OG&E is also monitoring customer usage to determine any impact on load forecasts, in terms of both energy and demand usage. While other customer classes have experienced declines due to COVID-19, residential MWh sales have increased by 3.3 percent on a weather-adjusted basis for the nine months ended September 30, 2020 compared to the same period in 2019, likely due to more customers spending a higher percentage of time at home as a result of the pandemic. However, weather-adjusted commercial MWh sales, as well as industrial MWh sales, have improved since the second quarter, likely aided by the expiration of Oklahoma City's "shelter in place" restrictions in May 2020. Oilfield MWh sales have also improved since the second quarter. Due to different customer characteristics, the contribution to margin varies by customer class and applicable tariffs. The below table presents a one percent annual gross margin sensitivity by class, based on the gross margin guidance OG&E provided in its 2019 Form 10-K. OG&E believes providing this analysis based on annual gross margin is relevant due to its seasonality of earnings. This analysis only incorporates retail gross margin and excludes transmission and other gross margin sensitivities.

Customer Class	1% Annual Margin Sensitivity (In millions)
Residential	$6.5
Commercial	$3.6
Industrial	$1.3
Oilfield	$1.1
Public authorities	$1.2

October 2020 Ice Storm

On October 26, 2020, a major ice storm moved into OG&E's territory where three separate waves of sleet, freezing rain and high winds caused significant damage to the system resulting in approximately 422,000 outages. OG&E's restoration personnel, including contractors and mutual assistance crews, are working to restore power. Operation and maintenance expense incurred during the ice-storm restoration will be deferred to a regulatory asset and subsequently submitted for recovery in rates.

Regulatory Matters

Further discussion can be found in Note 12 within "Item 1. Financial Statements."

Arkansas 2019 Formula Rate Plan Filing

OG&E filed its second evaluation report under its Formula Rate Plan in October 2019. On February 28, 2020, the APSC approved a settlement agreement among OG&E, the General Staff of the APSC and the Office of the Arkansas Attorney General providing for a $5.2 million revenue increase, with rates effective April 1, 2020. The settling parties agreed that the Series I grid modernization projects are prudent in both action and cost and that the Series II grid modernization projects are prudent in action only and the determination of prudence of costs will be reserved until the actual historical costs are reviewed. The settling parties also agreed that OG&E will no longer use projections for the remaining initial term or extension of its current Formula Rate Plan and that all costs will be included for recovery for the first time in the historical year.

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

APSC Environmental Compliance Plan Rider

In May 2019, OG&E filed an environmental compliance plan rider in Arkansas to recover its investment for the environmentally mandated costs associated with the Sooner Dry Scrubbers project and the conversion of Muskogee Units 4 and 5 to natural gas. The filing initiated an interim surcharge, subject to refund, that began with the first billing cycle of June 2019. On July 31, 2020, OG&E's request to recover its investment for these environmentally mandated costs through the interim surcharge was not approved, as the APSC indicated OG&E could otherwise recover this investment, such as through the Formula Rate Plan Rider. As of September 30, 2020, OG&E has returned $5.3 million to customers that had been reserved for refund and has included those costs for recovery in its 2020 Formula Rate Plan filing.

Summary of Operating Results

Three Months Ended September 30, 2020 as compared to the Three Months Ended September 30, 2019

OG&E reported net income of $199.5 million and $227.2 million during three months ended September 30, 2020 and 2019, respectively, a decrease of $27.7 million, or 12.2 percent, primarily due to lower gross margin driven by milder weather and lower sales partially impacted by COVID-19, higher depreciation and amortization expense due to additional assets being placed into service and higher income tax expense, partially offset by lower other operation and maintenance expense.

Nine Months Ended September 30, 2020 as compared to the Nine Months Ended September 30, 2019

OG&E reported net income of $298.3 million and $321.3 million during the nine months ended September 30, 2020 and 2019, respectively, a decrease of $23.0 million, or 7.2 percent, primarily due to higher depreciation and amortization expense due to additional assets being placed into service, gross margin reductions from milder weather and COVID-19 impacts, higher income tax expense and higher interest expense driven by increased long-term debt outstanding. These decreases to net income were partially offset by increases to gross margin driven by recovery of additional assets placed into service through the expiration of the cogeneration credit rider and lower other operation and maintenance expense.

2020 Outlook
OG&E projects to earn approximately $336 million to $340 million, a decrease from the previously issued guidance of approximately $346 million to $357 million of net income, in 2020. The updated projections for 2020 are based on the following:

•normal weather patterns are experienced for the remainder of the year;
•gross margin on revenues of approximately $1.482 billion to $1.484 billion;
•operating expenses of approximately $956 million to $958 million with operation and maintenance expenses comprising approximately 49 percent of the total;
•net interest expense of approximately $155 million which assumes a $2 million allowance for borrowed funds used during construction reduction to interest expense;
•net other income of approximately $1 million including approximately $4.9 million of allowance for equity funds used during construction; and
•an effective tax rate of approximately 9.4 percent.

Non-GAAP Financial Measures

Gross margin is defined by OG&E as operating revenues less cost of sales. Cost of sales, as reflected on the income statement, includes fuel, purchased power and certain transmission expenses. Gross margin is a non-GAAP financial measure because it excludes depreciation and amortization and other operation and maintenance expenses. Expenses for fuel and purchased power are recovered through fuel adjustment clauses, and as a result, changes in these expenses are offset in operating revenues with no impact on net income. OG&E believes gross margin provides a more meaningful basis for evaluating its operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses. Gross margin is used internally to measure performance against budget and in reports for management and the Board of Directors. OG&E's definition of gross margin may be different from similar terms used by other companies. Further, gross margin is not intended to replace operating revenues as determined in accordance with GAAP as an indicator of operating performance. For a reconciliation of gross margin to revenue, which is the most directly comparable financial measure calculated and presented in accordance with GAAP, for the three and nine months ended September 30, 2020 and 2019, see "Results of Operations" below.

Detailed below is a reconciliation of gross margin to revenue included in the 2020 Outlook.

(In millions)	Twelve Months Ended December 31, 2020 (A)
Operating revenues	$2,108
Cost of sales	625
Gross margin	$1,483
(A)Based on the midpoint of OG&E earnings guidance for 2020.

Results of Operations

The following discussion and analysis presents factors that affected OG&E's results of operations for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 and OG&E's financial position at September 30, 2020. Due to seasonal fluctuations and other factors, OG&E's operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The following information should be read in conjunction with the Condensed Financial Statements and Notes thereto. Known trends and contingencies of a material nature are discussed to the extent considered relevant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Operating revenues	$702.1	$755.4	$1,636.9	$1,759.1
Cost of sales	209.1	234.0	481.5	625.3
Other operation and maintenance	110.1	130.0	348.8	370.3
Depreciation and amortization	100.5	94.1	292.2	260.8
Taxes other than income	23.9	22.3	72.8	66.8
Operating income	258.5	275.0	441.6	435.9
Allowance for equity funds used during construction	1.1	1.0	3.7	3.7
Other net periodic benefit expense	(1.3)	(0.7)	(2.8)	(0.3)
Other income	1.1	2.0	3.7	4.5
Other expense	0.3	2.4	1.7	3.9
Interest expense	39.5	38.0	115.7	103.7
Income tax expense	20.1	9.7	30.5	14.9
Net income	$199.5	$227.2	$298.3	$321.3
Operating revenues by classification:
Residential	$302.7	$328.0	$683.4	$710.0
Commercial	160.3	176.6	370.5	396.7
Industrial	60.5	68.1	148.8	176.0
Oilfield	51.1	59.4	129.2	159.5
Public authorities and street light	59.0	67.0	136.2	154.3
Sales for resale	—	—	—	0.1
System sales revenues	633.6	699.1	1,468.1	1,596.6
Provision for rate refund	4.8	(2.3)	3.2	(2.9)
Integrated market	18.0	12.8	33.7	29.8
Transmission	35.0	36.7	109.0	112.6
Other	10.7	9.1	22.9	23.0
Total operating revenues	$702.1	$755.4	$1,636.9	$1,759.1
Reconciliation of gross margin to revenue:
Operating revenues	$702.1	$755.4	$1,636.9	$1,759.1
Cost of sales	209.1	234.0	481.5	625.3
Gross margin	$493.0	$521.4	$1,155.4	$1,133.8
MWh sales by classification (In millions)
Residential	3.0	3.2	7.4	7.6
Commercial	1.9	2.1	4.9	5.1
Industrial	1.1	1.2	3.1	3.4
Oilfield	1.1	1.2	3.2	3.5
Public authorities and street light	0.9	1.0	2.2	2.4
System sales	8.0	8.7	20.8	22.0
Integrated market	0.7	0.3	1.5	0.9
Total sales	8.7	9.0	22.3	22.9
Number of customers	865,259	855,904	865,259	855,904
Weighted-average cost of energy per kilowatt-hour (In cents)
Natural gas	2.137	1.943	1.935	2.234
Coal	1.772	2.025	1.838	2.005
Total fuel	1.931	1.857	1.787	2.002
Total fuel and purchased power	2.302	2.528	2.058	2.616
Degree days (A)
Heating - Actual	29	—	1,980	2,277
Heating - Normal	19	19	2,023	2,023
Cooling - Actual	1,163	1,477	1,745	1,958
Cooling - Normal	1,382	1,382	2,021	2,021
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

OG&E's net income decreased $27.7 million, or 12.2 percent, and $23.0 million, or 7.2 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Primary drivers for these decreases in net income are further discussed below.
Gross margin decreased $28.4 million, or 5.4 percent, and increased $21.6 million, or 1.9 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in gross margin.

	$ Change
(In millions)	Three Months Ended	Nine Months Ended
Quantity impacts (primarily weather) (A)	$(34.4)	$(30.4)
Industrial and oilfield sales	(3.8)	(8.5)
Non-residential demand and related revenues	(3.8)	(6.3)
Other	(0.1)	(2.0)
Price variance (B)	9.8	59.7
New customer growth	3.9	9.1
Change in gross margin (C)	$(28.4)	$21.6
(A)Decreased primarily due to a 21.3 percent and 10.9 percent decrease in cooling degree days for the three and nine months ended September 30, 2020, respectively, as well as a 13.0 percent decrease in heating degree days for the nine months ended September 30, 2020.
(B)Increased for the nine months ended September 30, 2020 primarily due to recovery of additional assets placed into service through the expiration of the cogeneration credit rider in the second half of 2019.
(C)Gross margin for both the three and nine months ended September 30, 2020 was impacted by COVID-19, particularly as seen in the negative impacts within industrial and oilfield sales and non-residential demand and related revenues.

Cost of sales for OG&E consists of fuel used in electric generation, purchased power and transmission related charges. The actual cost of fuel used in electric generation and certain purchased power costs are passed through to OG&E's customers through fuel adjustment clauses. The fuel adjustment clauses are subject to periodic review by the OCC and the APSC. OG&E's cost of sales decreased $24.9 million, or 10.6 percent, and $143.8 million, or 23.0 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in cost of sales.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Fuel expense (A)	$18.5	$(15.0)	16.7%	(5.6)%
Purchased power costs:
Purchases from SPP (B)	(38.6)	(116.5)	(46.7)%	(49.0)%
Cogeneration (C)	(2.9)	(14.6)	(100.0)%	(100.0)%
Wind (D)	(2.7)	1.4	(19.9)%	3.5%
Other	(0.3)	(0.3)	(5.2)%	(3.5)%
Transmission expense	1.1	1.2	6.6%	2.3%
Change in cost of sales	$(24.9)	$(143.8)
(A)Increased primarily due to higher fuel usage related to the generating assets utilized and decreased primarily due to lower fuel costs related to the generating assets utilized during the three and nine months ended September 30, 2020, respectively.
(B)Decreased primarily due to lower market prices as a result of decreased fuel costs for generators along with decreased MWhs purchased of 27.5 percent and 12.1 percent for the three and nine months ended September 30, 2020, respectively.
(C)Decreased primarily due to the expiration of cogeneration contracts in 2019.
(D)Decreased primarily due to a decrease of 19.1 percent in MWs purchased and increased primarily due to an increase of 4.7 percent in MWs purchased during the three and nine months ended September 30, 2020, respectively.

Other operation and maintenance expense decreased $19.9 million, or 15.3 percent, and $21.5 million, or 5.8 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The below factors contributed to the changes in other operation and maintenance expense.

	$ Change		% Change
(In millions)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Contract technical and construction services	$(6.9)	$(13.1)	(50.8)%	(33.2)%
Capitalized labor	(4.5)	(6.5)	(16.8)%	(8.1)%
Other	(4.2)	(5.3)	(5.9)%	(2.6)%
Payroll and benefits	(2.7)	0.9	(4.4)%	0.5%
Materials and supplies	(1.0)	(4.3)	(15.0)%	(21.5)%
New expenses related to River Valley power plant (A)	(0.6)	6.8	(10.5)%	(97.8)%
Change in other operation and maintenance expense (B)	$(19.9)	$(21.5)

(A)Additional other operation and maintenance expenses related to the purchase of the River Valley plant are primarily recovered through a rider mechanism, as approved by the OCC in 2019.
(B) OG&E has been focused on reducing other operation and maintenance activities in light of COVID-19. Further, certain incremental expenses incurred by OG&E related to its COVID-19 response have been deferred and are included in the regulatory assets and liabilities table in Note 1 within "Item 1. Financial Statements."

Depreciation and amortization expense increased $6.4 million, or 6.8 percent, and $31.4 million, or 12.0 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to additional assets being placed into service. The increase during the nine months ended September 30, 2020 was also impacted by depreciation expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Taxes other than income increased $1.6 million, or 7.2 percent, and $6.0 million, or 9.0 percent, during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to increased ad valorem taxes.

Interest on long-term debt increased $12.2 million, or 12.0 percent, during the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to increased long-term debt outstanding and interest expense for the Sooner Dry Scrubbers no longer being deferred to a regulatory asset.

Income tax expense increased $10.4 million and $15.6 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to reduced tax credit generation and amortization of net unfunded deferred taxes, partially offset by reduced taxes on lower pretax income.

Off-Balance Sheet Arrangements

There have been no significant changes in OG&E's off-balance sheet arrangements from those discussed in OG&E's 2019 Form 10-K.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	September 30,		2020 vs. 2019
(Dollars in millions)	2020	2019	$ Change	% Change
Net cash provided from operating activities (A)	$478.4	$343.4	$135.0	39.3%
Net cash used in investing activities (B)	$(419.7)	$(476.5)	$56.8	(11.9)%
Net cash provided from (used in) financing activities (C)	$(26.7)	$146.3	$(173.0)	*
* Change is greater than 100 percent variance.
(A)Increased primarily due to a decrease in payments for purchased power.
(B)Decreased primarily due to environmental projects that were completed and placed into service as well as fewer plant outages in 2020, partially offset by increased reliability projects.
(C)Increased primarily due to changes in cash advances with parent and an increase in dividends paid, partially offset by the payment of long-term debt in January 2019.

Working Capital

Working capital is defined as the difference in current assets and current liabilities. OG&E's working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to and the timing of collections from customers, the level and timing of spending for maintenance and expansion activity, inventory levels and fuel recoveries. The following discussion addresses changes in working capital balances at September 30, 2020 compared to December 31, 2019.

Cash and Cash Equivalents increased $32.0 million, primarily due to normal business operations. OG&E expects to use the cash over time for general corporate purposes.

Accounts Receivable and Accrued Unbilled Revenues increased $62.4 million, or 28.6 percent, primarily due to an increase in billings to OG&E's retail customers reflecting higher seasonal usage in September 2020 as compared to December 2019, as well as increased customer balances due to the disconnection moratorium related to COVID-19, as discussed in "Recent Developments - COVID-19 Pandemic."

Advances to Parent decreased $10.9 million, or 3.6 percent, primarily due to a decrease in daily operational expenses, capital expenditures and dividends declared but not paid, partially offset by cash from customers and proceeds from long-term debt in April 2020.

Fuel Inventories decreased $9.8 million, or 21.2 percent, primarily due to decreased coal inventory.

Materials and Supplies increased $16.4 million, or 18.1 percent, primarily due to increased materials and supplies inventory acquired for upcoming projects.

Fuel Clause Under Recoveries decreased $39.5 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Assets increased $5.8 million, or 29.6 percent, primarily due to an increase in under-recovered riders and SPP transmission formula rate, partially offset by decreased prepaid insurance.

Accounts Payable decreased $62.6 million, or 35.8 percent, primarily due to the timing of vendor payments and lower fuel costs.

Accrued Taxes increased $28.8 million, or 68.7 percent, primarily due to the timing of ad valorem payments and deferment of the employer portion of FICA payroll taxes as allowed by the CARES Act.

Accrued Compensation decreased $5.1 million, or 17.3 percent, primarily due to lower accruals for incentive compensation due to 2019 payouts that occurred in the first quarter of 2020.

Fuel Clause Over Recoveries increased $34.8 million, primarily due to increased collections from customers and lower fuel costs.

Other Current Liabilities decreased $26.3 million, or 40.4 percent, primarily due to changes in amounts owed to customers which includes an $18.9 million reduction in SPP reserves related to the transmission formula rate.

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

Capital Expenditures

OG&E's estimates of capital expenditures, which represent base maintenance capital expenditures plus capital expenditures for known and committed projects, for the years 2020 through 2024 are discussed in detail within "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in OG&E's 2019 Form 10-K. Additional capital expenditures beyond those identified in OG&E's 2019 Form 10-K, including additional incremental growth opportunities in electric transmission assets, will be evaluated based upon their impact upon achieving OG&E's financial objectives. OG&E remains on track for its approximately $575.0 million in capital investment planned for 2020 as disclosed in OG&E's 2019 Form 10-K. However, the progression of, and global response to, the COVID-19 outbreak increases the risk of delays in construction activities and equipment deliveries related to OG&E's capital projects, including potential delays in obtaining permits from government agencies, resulting in potential deferral of capital expenditures in future periods.

Financing Activities and Future Sources of Financing

Management expects that cash generated from operations, proceeds from the issuance of long- and short-term debt and funds received from OGE Energy (from proceeds from the sales of OGE Energy's common stock to the public through OGE Energy's Automatic Dividend Reinvestment and Stock Purchase Plan or other offerings) will be adequate over the next three years to meet anticipated cash needs and to fund future growth opportunities. OG&E utilizes short-term borrowings (through a combination of bank borrowings, commercial paper and borrowings from OGE Energy) to satisfy temporary working capital needs and as an interim source of financing capital expenditures until permanent financing is arranged. As indicated above, as a precautionary measure in order to increase OG&E's cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic, OGE Energy entered into a one-year $75.0 million term loan agreement in April 2020, which was repaid in September 2020. Further, OG&E issued $300.0 million in senior notes in April 2020. The disruption in the capital markets and the commercial paper markets caused by the COVID-19 outbreak could make additional financing more challenging, and there can be no assurance that OG&E will be able to obtain such financing on commercially reasonable terms or at all.

Short-Term Debt and Credit Facility

OG&E has a $450.0 million revolving credit facility that matures on March 8, 2023. This facility is available to back up OG&E's commercial paper borrowings, to provide revolving credit borrowings and can also be used as a letter of credit facility. At September 30, 2020, there were $293.9 million in advances to OGE Energy compared to $304.8 million at December 31, 2019. OG&E has an intercompany borrowing agreement with OGE Energy whereby OG&E has access to up to $350.0 million of OGE Energy's revolving credit amount. This agreement has a termination date of March 8, 2023. The following table highlights OG&E's short-term debt activity as of September 30, 2020.

(Dollars in millions)	September 30, 2020
Balance of outstanding supporting letters of credit	$0.3
Weighted-average interest rate of outstanding supporting letters of credit	1.15%
Balance of outstanding commercial paper borrowings	$—
Net available liquidity under revolving credit agreements	$449.7
Balance of outstanding intercompany borrowings with OGE Energy	$—

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

On July 27, 2020, S&P's Global Ratings issued their annual update for OG&E, indicating their issuer credit rating, commercial paper rating and outlook for OG&E are unchanged from those affirmed on April 3, 2020. In the update, S&P's Global Ratings indicated they believe OG&E is less vulnerable to volumetric decline caused by COVID-19 due to OG&E's limited commercial and industrial exposure, and any potential reduction in commercial and industrial load growth is expected to be mitigated by OG&E's large residential customer base. Further, S&P's Global Ratings indicated it expects OG&E to manage its regulatory risk effectively through its numerous constructive regulatory mechanisms.

On October 16, 2020, Fitch Ratings affirmed its long-term and short-term issuer credit ratings for both OGE Energy and OG&E. The outlooks for both OGE Energy and OG&E are stable. Fitch Ratings indicated that OGE Energy's ratings and outlook primarily reflect the stable cash flows and earnings from OG&E, which help mitigate the operating risks and dividend distribution reduction from OGE Energy's investment in Enable. Fitch Ratings also indicated that OG&E's overall supportive regulatory framework is a key ratings driver. Further, Fitch Ratings indicated that it expects the financial impact from COVID-19 to be manageable and that there are no major operational issues at this time. Fitch Ratings indicated that this expectation is supported by Oklahoma re-opening in May and regulatory recovery mechanisms approved by the OCC and the APSC for incremental bad debt expense and other incremental costs incurred during OGE Energy's response to COVID-19.

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

Cross-State Air Pollution Rule

On September 7, 2016, the EPA finalized an update to the 2011 Cross-State Air Pollution Rule. The new rule applies to ozone-season NOX emissions from power plants in 22 eastern states (including Oklahoma). The rule utilizes a cap and trade program for NOX emissions and went into effect on May 1, 2017 in Oklahoma. The 2016 rule reduces the 2011 Cross-State Air Pollution Rule emissions cap for all of OG&E's coal and gas facilities (except the River Valley and Frontier facilities which were not owned by OG&E until 2019) by 47 percent combined. OG&E and numerous other parties filed petitions for judicial and administrative review of the 2016 rule. On September 13, 2019, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion that partially remanded the Cross-State Air Pollution Rule update and also deferred a decision on our challenges to the rule pending an EPA review and decision on a separate administrative petition that we filed. Subsequently, all of OG&E's judicial challenges were voluntarily dismissed, but the administrative petitions for reconsideration remain pending at the EPA. On October 30, 2020, the EPA published a proposed rule to revise the 2016 update rule and address the 2019 remand. OG&E is currently reviewing the proposal, which does not propose any additional reductions in the emissions budget for Oklahoma based on a preliminary determination that the state does not cause or contribute to nonattainment of the ambient air quality standards in the relevant downwind areas.

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

Hazardous Air Pollutants Emission Standards

On February 16, 2012, the EPA published the final MATS rule regulating the emissions of certain hazardous air pollutants from electric generating units. OG&E complied with the MATS rule by the April 16, 2016 deadline that applied to OG&E's coal units. On May 22, 2020, the EPA published a final rule which reconsidered certain elements of the 2012 rule in response to litigation in the D.C. Circuit Court. In the final rule, the EPA concluded that it is not "appropriate and necessary" to regulate MATS-related emissions from coal-fired units. Nonetheless, the EPA retained the emissions limits that were established in the 2012 rule, which remains in effect today. Petitions for judicial review of the final May 2020 rule have been filed at the D.C. Circuit Court.

National Ambient Air Quality Standards

The EPA is required to set NAAQS for certain pollutants considered to be harmful to public health or the environment. The Clean Air Act requires the EPA to review each NAAQS every five years. As a result of these reviews, the EPA periodically has taken action to adopt more stringent NAAQS for those pollutants. If any areas of Oklahoma were to be designated as not attaining the NAAQS for a particular pollutant, OG&E could be required to install additional emission controls on its facilities to help the state achieve attainment with the NAAQS. As of September 30, 2020, no areas of Oklahoma had been designated as non-attainment for pollutants that are likely to affect OG&E's operations.

The EPA proposed to designate part of Muskogee County, in which OG&E's Muskogee Power Plant is located, as non-attainment for the 2010 SO2 NAAQS on March 1, 2016, even though nearby monitors indicated compliance with the NAAQS. The proposed designation was based on modeling that did not reflect the conversion of two of the coal units at Muskogee to natural gas. The State of Oklahoma's monitoring preliminarily indicates that ambient SO2 emissions in the area are well within the NAAQS. After evaluation by Oklahoma and the EPA of the designation proposed in 2016, on August 13, 2020, the EPA notified Oklahoma that it intends to designate Muskogee County as attainment/unclassifiable. The EPA has indicated that it anticipates finalizing a designation at the end of 2020. At this time, OG&E cannot determine with any certainty whether the proposed designation of Muskogee County will cause a material impact to OG&E's financial results.

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

On July 8, 2019, the EPA published the Affordable Clean Energy rule. Numerous parties, not including OG&E, have filed petitions for judicial review of the Affordable Clean Energy rule in the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument was held on October 8, 2020. The Affordable Clean Energy rule requires states, including Oklahoma, to develop emission limitations for carbon dioxide for each existing coal-fired utility boiler within the state, including all of OG&E's coal units, and submit a compliance and implementation plan to the EPA by July 2022. The EPA will approve or disapprove the proposed state plan within 18 months of submittal and develop a federal implementation plan if the proposed state plan is disapproved. At this time, OG&E cannot determine with any certainty whether the implementation plan will cause a material impact to its financial results.

EPA Startup, Shutdown and Malfunction Policy

On May 22, 2015, the EPA issued a final rule to address the provisions in the SIPs of 36 states (including Oklahoma) regarding the treatment of emissions that occur during startup, shutdown and malfunction operations. The final rule clarifies the EPA's Startup, Shutdown and Malfunction Policy. Although judicial challenges to the rule are ongoing, the ODEQ submitted a SIP revision for the EPA's approval on November 7, 2016 to comply with this rule. This rule has resulted in permit modifications for certain OG&E units and applications remain pending for other units. OG&E does not anticipate capital expenditures, or a material impact to its financial position, results of operations or cash flows, as a result of adoption of this rule.

Regional Haze Regulation - Second Planning Period

In January 2017, the EPA finalized a rule that would revise certain provisions of the Regional Haze Rule. Notably, the EPA extended the due date for the second Regional Haze implementation period by three years to 2021 and made changes to the provisions for impacts to national parks and other protected wilderness areas. Petitions for Reconsideration to the EPA were filed by industry groups. While not acting on the petitions, the EPA announced on January 17, 2018 that it intends to commence a notice-and-comment rulemaking revisiting certain aspects of the rule. During 2019, the EPA released technical resources to assist states in developing SIPs, including a significant non-binding guidance document and updated atmospheric modeling which will allow states to better account for international emissions affecting regional haze in the U.S. On July 1, 2020, the ODEQ notified OG&E that the Horseshoe Lake generating units are to be included in the state's evaluation of visibility impairment impacts to the Wichita Mountains. OG&E conducted an analysis of all potential control measures for NOx on these units and submitted it to the ODEQ on September 15, 2020. The ODEQ will identify any cost-effective control measures in a Regional Haze SIP, to be submitted to the EPA for approval by July 31, 2021. It is unknown at this time what the outcome, or any potential material impacts, will be from the evaluations by OG&E, the ODEQ and the EPA.

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

On June 28, 2018, the EPA approved the State of Oklahoma's application for a state coal ash permitting program that will operate in lieu of the federal coal ash program promulgated under the Federal Resource Conservation and Recovery Act. On September 26, 2018, a citizen suit was filed against the EPA in the U.S. District Court in the District of Columbia concerning the final approval, which was decided upon in the EPA's favor on April 15, 2020 and has subsequently been appealed.

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

The EPA issued a final rule on May 19, 2014 to implement Section 316(b) of the Federal Clean Water Act, which requires that power plant cooling water intake structure location, design, construction and capacity reflect the best available technology for minimizing their adverse environmental impact via the impingement and entrainment of aquatic organisms. The ODEQ issued final permits on December 22, 2017 and August 22, 2018 for Muskogee Power Plant and Seminole Power Plant, respectively, in compliance with the final 316(b) rule, and OG&E did not incur any material costs associated with the rule's implementation at either location. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation at other facilities following the future issuance of permits from the State of Oklahoma.

In 2015, the EPA issued a final rule addressing the effluent limitation guidelines for power plants under the Federal Clean Water Act. The final rule establishes technology- and performance-based standards that may apply to discharges of six waste streams including bottom ash transport water. Compliance with this rule will occur by 2023; however, on April 12, 2017, the EPA granted a Petition for Reconsideration of the 2015 Rule. On October 13, 2020, the EPA published a final rule to revise the technology-based effluent limitations for flue gas desulfurization waste water and bottom ash transport water. In light of the final rule, OG&E is evaluating what, if any, compliance actions are needed but is not able to quantify with any certainty what costs may be incurred. OG&E expects to be able to provide a reasonable estimate of any material costs associated with the rule's implementation following issuance of the permits from the State of Oklahoma.

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

While remote work arrangements were temporarily implemented in response to the COVID-19 pandemic, OG&E believes there have been no material changes to the processes and procedures that impact financial reporting. OG&E continues to monitor potential internal control impacts of COVID-19 and plan accordingly to ensure the effectiveness of OG&E's internal controls over financial reporting and disclosures.

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

The outbreak of COVID-19 is a continually evolving situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. Efforts to control the spread of COVID-19 have also resulted in remote work arrangements, increased unemployment, customer slow payment or non-payment and decreased commercial and industrial load. We expect these particular COVID-19 impacts will likely continue in the near future. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our results of operations, financial condition and prospects. A slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy has resulted to a certain extent and could continue to result in lower economic growth and lower demand for electricity in our key markets as well as the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and prospects. Further, the negative impacts on the economy could also adversely impact the market value of the assets that fund our pension plans, which could necessitate accelerated funding of the plans to meet minimum federal government requirements.

In addition, we cannot predict the ongoing impact that COVID-19 will have on our customers, suppliers, vendors and other business partners and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in "Item 1A. Risk Factors" in OG&E's 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

November 4, 2020